Form 10-Q
period 2016-09-30
ARBOR REALTY TRUST INC
filed 2016-11-09
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 51,401,295 outstanding as of November 8, 2016.

ARBOR REALTY TRUST, INC.

FORM 10-Q

Forward Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipates,” “expects,” “believes,” “intends,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; adverse changes in our status with government-sponsored enterprises (“GSEs”) affecting our ability to originate loans through GSE programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), Definitive Proxy Statement on Schedule 14A we filed with the Securities and Exchange Commission (“SEC”) on April 22, 2016 and in our other reports and filings with the SEC.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Cash and cash equivalents	$71,613,974	$188,708,687
Restricted cash	176,615,179	48,301,244
Loans and investments, net	1,656,748,937	1,450,334,341
Loans held-for-sale, net	310,252,600	—
Capitalized mortgage servicing rights, net	224,297,210	—
Available-for-sale securities, at fair value	5,214,998	2,022,030
Investments in equity affiliates	41,962,338	30,870,235
Real estate owned, net	19,762,787	60,845,509
Real estate held-for-sale, net	—	8,669,203
Due from related party	493,412	8,082,265
Goodwill and other intangible assets	99,932,986	—
Other assets	43,326,307	29,558,430
Total assets	$2,650,220,728	$1,827,391,944

Liabilities and Equity:
Credit facilities and repurchase agreements	$431,060,399	$136,252,135
Collateralized loan obligations	1,007,736,720	758,899,661
Senior unsecured notes	94,330,797	93,764,994
Junior subordinated notes to subsidiary trust issuing preferred securities	157,662,855	157,117,130
Mortgage note payable - real estate owned	—	27,155,000
Related party financing	50,000,000	—
Due to related party	18,583,192	3,428,333
Due to borrowers	50,823,894	34,629,595
Allowance for loss-sharing obligations	31,113,413	—
Other liabilities	83,477,916	51,054,321
Total liabilities	1,924,789,186	1,262,301,169

Commitments and contingencies (Note 17)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding and no shares issued and outstanding, respectively; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508,213	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,401,295 and 50,962,516 shares issued and outstanding, respectively	514,013	509,625
Additional paid-in capital	619,179,982	616,244,196
Accumulated deficit	(137,441,120)	(136,118,001)
Accumulated other comprehensive loss	(1,142,053)	(4,840,950)
Total Arbor Realty Trust, Inc. stockholders’ equity	570,619,035	565,090,775
Noncontrolling interest	154,812,507	—
Total equity	725,431,542	565,090,775
Total liabilities and equity	$2,650,220,728	$1,827,391,944

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$29,636,227	$26,025,709	$83,424,190	$79,575,689
Other interest income, net	—	—	2,539,274	7,884,344
Interest expense	16,966,228	11,885,363	42,958,329	37,405,492
Net interest income	12,669,999	14,140,346	43,005,135	50,054,541
Other revenue:
Fee-based services, including gain on sales, net	9,693,822	—	9,693,822	—
Mortgage servicing rights	15,968,067	—	15,968,067	—
Servicing revenue, net	5,885,884	—	5,885,884	—
Property operating income	2,960,940	7,202,851	12,719,027	22,855,028
Other income, net	359,546	51,633	663,977	164,449
Total other revenue	34,868,259	7,254,484	44,930,777	23,019,477
Other expenses:
Employee compensation and benefits	14,216,679	4,877,059	22,856,433	14,133,403
Selling and administrative	5,903,031	2,063,408	10,277,844	7,442,979
Acquisition costs	6,406,258	1,116,126	10,261,902	1,542,169
Property operating expenses	2,819,004	6,028,585	10,991,823	18,381,317
Depreciation and amortization	1,808,765	1,250,761	3,129,410	4,137,080
Impairment loss on real estate owned	—	—	11,200,000	—
Provision for loss sharing	1,316,862	—	1,316,862	—
Provision for loan losses (net of recoveries)	(54,000)	277,464	(24,995)	2,353,688
Management fee - related party	3,325,000	2,725,000	8,875,000	8,075,000
Total other expenses	35,741,599	18,338,403	78,884,279	56,065,636
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, income from equity affiliates and provision for income taxes	11,796,659	3,056,427	9,051,633	17,008,382
Gain on acceleration of deferred income	—	8,162,720	—	19,171,882
Loss on termination of swaps	—	(340,197)	—	(4,629,647)
Gain on sale of real estate	—	—	11,630,687	3,984,364
Income from equity affiliates	4,929,375	6,353,239	11,193,918	10,983,177
Provision for income taxes	(300,000)	—	(300,000)	—
Net income	16,426,034	17,232,189	31,576,238	46,518,158
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,665,290
Net income attributable to noncontrolling interest	3,649,432	—	3,649,432	—
Net income attributable to common stockholders	$10,888,172	$15,343,759	$22,261,516	$40,852,868

Basic earnings per common share	$0.21	$0.30	$0.43	$0.80
Diluted earnings per common share	$0.21	$0.30	$0.43	$0.80

Weighted average shares outstanding:
Basic	51,390,467	50,962,516	51,272,795	50,822,444
Diluted	70,271,796	50,962,516	51,627,550	50,917,442

Dividends declared per common share	$0.16	$0.15	$0.46	$0.43

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$16,426,034	$17,232,189	$31,576,238	$46,518,158
Unrealized (loss) gain on securities available-for-sale, at fair value	(88,184)	(176,368)	(117,579)	246,973
Unrealized gain (loss) on derivative financial instruments, net	66,254	(349,012)	(195,981)	(1,255,739)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	340,197	—	4,626,192
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,316,157	1,467,673	4,012,457	4,709,173
Comprehensive income	17,720,261	18,514,679	35,275,135	54,844,757
Less:
Comprehensive income attributable to noncontrolling interest	3,974,327	—	3,974,327	—
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,665,290
Comprehensive income attributable to common stockholders	$11,857,504	$16,626,249	$25,635,518	$49,179,467

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Nine Months Ended September 30, 2016

	Arbor Realty Trust, Inc. Stockholders’ Equity
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance - January 1, 2016	3,711,500	$89,295,905	50,962,516	$509,625	$616,244,196	$(136,118,001)	$(4,840,950)	$565,090,775	$—	$565,090,775

Issuance of special voting preferred shares and operating partnership units	21,230,769	212,308						212,308	154,559,998	154,772,306

Stock-based compensation			439,780	4,398	2,935,776			2,940,174		2,940,174

Forfeiture of unvested restricted stock			(1,001)	(10)	10

Distributions - common stock						(23,573,786)		(23,573,786)		(23,573,786)

Distributions - preferred stock						(5,665,290)		(5,665,290)		(5,665,290)

Distributions - preferred stock of private REIT						(10,849)		(10,849)		(10,849)

Distributions - noncontrolling interest									(3,396,923)	(3,396,923)

Net income						27,926,806		27,926,806	3,649,432	31,576,238

Unrealized loss on securities available-for-sale							(117,579)	(117,579)		(117,579)

Unrealized loss on derivative financial instruments, net							(195,981)	(195,981)		(195,981)

Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							4,012,457	4,012,457		4,012,457

Balance - September 30, 2016	24,942,269	$89,508,213	51,401,295	$514,013	$619,179,982	$(137,441,120)	$(1,142,053)	$570,619,035	$154,812,507	$725,431,542

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net income	$31,576,238	$46,518,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,129,410	4,137,080
Stock-based compensation	2,940,174	2,890,581
Amortization and accretion of interest and fees, net	2,539,980	1,709,609
Amortization of capitalized mortgage servicing rights	7,586,524	—
Originations of loans held-for-sale	(853,935,531)	—
Proceeds from sales of loans held-for-sale, net of gain on sale	975,969,372	—
Mortgage servicing rights	(15,968,067)	—
Write-off of capitalized mortgage servicing rights from payoffs	1,669,081	—
Impairment loss on real estate owned	11,200,000	—
Provision for loan losses (net of recoveries)	(24,995)	2,353,688
Provision for loss sharing (net of recoveries)	1,316,862	—
Gain on acceleration of deferred income	—	(19,171,882)
Allowance for loss-sharing obligations (net of charge-offs)	(2,131,178)	—
Loss on termination of swaps	—	4,629,647
Gain on sale of real estate	(11,630,687)	(3,984,364)
Gain on sale of securities	(15,491)	—
Income from equity affiliates	(11,193,918)	(10,983,177)
Change in fair value of available-for-sale securities	46,021	—
Changes in operating assets and liabilities	5,894,972	7,500,170
Net cash provided by operating activities	148,968,767	35,599,510

Investing Activities:
Loans and investments funded, originated and purchased, net	(725,025,857)	(734,651,094)
Payoffs and paydowns of loans and investments	531,874,076	698,138,074
Acquisition of the Agency Business, net of cash acquired	(68,356,323)	—
Deferred fees	7,412,018	3,707,798
Principal collection on securities, net	—	2,100,000
Investments in real estate, net	(611,497)	(2,025,366)
Contributions to equity affiliates	(4,641,973)	(17,017,972)
Distributions from equity affiliates	731,942	—
Proceeds from sale of real estate	49,029,780	18,482,352
Proceeds from sale of available-for-sale securities	1,567,207	—
Due to borrowers and reserves	128,492	—
Net cash used in investing activities	(207,892,135)	(31,266,208)

Financing activities:
Proceeds from repurchase agreements, credit facilities and notes payable	1,681,492,236	555,589,837
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(1,807,884,108)	(612,512,543)
Proceeds from mortgage note payable - real estate owned	—	27,155,000
Paydowns and payoffs of mortgage note payable - real estate owned	(27,155,000)	(30,984,357)
Proceeds from collateralized loan obligations	250,250,000	486,625,000
Payoffs and paydowns of collateralized debt obligations	—	(312,071,055)
Payoffs and paydowns of collateralized loan obligations	—	(177,000,000)
Change in restricted cash	(123,982,753)	159,223,507
Payments on swaps and margin calls to counterparties	—	(290,000)
Receipts on swaps and returns of margin calls from counterparties	3,440,049	3,330,000
Distributions paid on common stock	(23,573,786)	(21,850,942)
Distributions paid on preferred stock	(5,665,290)	(5,665,290)
Distributions paid on preferred stock of private REIT	(10,849)	(10,566)
Payment of deferred financing costs	(5,081,844)	(10,676,809)
Net cash (used in) provided by financing activities	(58,171,345)	60,861,782

Net (decrease) increase in cash and cash equivalents	(117,094,713)	65,195,084
Cash and cash equivalents at beginning of period	188,708,687	50,417,745
Cash and cash equivalents at end of period	$71,613,974	$115,612,829

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015

Supplemental cash flow information:
Cash used to pay interest	$36,287,261	$32,665,815
Cash used for taxes	$298,654	$385,932

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Distributions accrued on special voting preferred shares	$3,396,923	$—
Related party financing	$50,000,000	$—
Payment due on the acquisition of the Agency Business	$11,416,610	$—
Working capital adjustment on the acquisition of the Agency Business	$7,982,584	$—
Issuance of special voting preferred shares and operating partnership units in connection with the Acquisition	$154,772,306	$—
Investments transferred from real estate owned, net to real estate held-for-sale, net	$—	$17,516,488
Loan transferred to real estate owned, net	$—	$5,900,000
Satisfaction of participation loan	$—	$1,300,000
Retirement of participation liability	$—	$1,300,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Note 1 — Description of Business

Arbor Realty Trust, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation that was formed in 2003 and is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM” or our “Manager”).  We invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. In addition, we may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. We refer to this platform as our Structured Loan Origination and Investment Business, or “Structured Business.” As a result of the acquisition of the agency platform of our Manager on July 14, 2016 (the “Acquisition”), we also now originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“GNMA”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development ( together with GNMA and FHA, “HUD”) and the conduit/commercial mortgage-backed securities (“CMBS”) programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD Map and Lean senior housing/healthcare lender nationally. We refer to this platform as our Agency Loan Origination and Servicing Business, or “Agency Business.” See Note 3 — Acquisition of Our Manager’s Agency Platform for further details about the Acquisition.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s subsidiaries.  We organize and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As a result of the Acquisition, we operate in two segments: Structured Business and Agency Business. See Note 23 — Segment Information for further details.

Note 2 — Basis of Presentation

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

The accompanying unaudited consolidated financial statements include our financial statements, our wholly owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities (“VIEs”) of which we are the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires us to present (a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and (b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  Entities in which we have significant influence are accounted for primarily under the equity method.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

As a REIT, we are generally not subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income, distribution, ownership and administrative tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

The Agency Business is operated through a taxable REIT subsidiary (“TRS”), which is a part of our TRS consolidated group (the “TRS Consolidated Group”) and may be subject to U.S. federal, state and local income taxes.  In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.   Our TRS Consolidated Group has federal net operating losses from prior years which will be applied against the income from the Agency Business.  In the third quarter of 2016, we recorded a tax provision of $0.3 million related to state income tax liability.  Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.  We recorded a deferred tax liability of $14.8 million in connection with the Acquisition, which is included in Other liabilities on the consolidated balance sheets. The deferred tax liability is primarily attributable to the seller financing portion of the consideration paid for the Acquisition. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

See Item 8 — Financial Statements and Supplementary Data in our 2015 Annual Report for a description of our significant accounting policies. In connection with the Acquisition, we have adopted the following additional significant accounting policies.

Loans Held-for-Sale, Net

Loans held-for-sale, net represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days from the date that the mortgage loan is funded. Such loans are reported at the lower of cost or market on an aggregate basis and include the value allocated to the associated future mortgage servicing rights. During the period prior to its sale, interest income on a loan held-for-sale is calculated in accordance with the terms of the individual loan and the loan origination fees and direct loan origination costs are deferred until the loan is sold.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated, put presumptively beyond the reach of the entity, even in bankruptcy, (2) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and the entity is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (3) we or our agents does not maintain effective control over the transferred financial assets or third-party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity. We have determined that all loans sold have met these specific conditions and accounts for all transfers of mortgage loans as completed sales.

Capitalized Mortgage Servicing Rights

We recognize, as separate assets, rights to service mortgage loans for others, including such rights that are created by the origination of mortgage loans that are sold with the servicing rights retained by the originator. Income from mortgage servicing rights (“MSRs”) is recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the estimated fair value of the expected net cash flows associated with the servicing of the loan. When a mortgage loan is sold, we retain the right to service the loan and recognize the MSR at the initial capitalized valuation. We amortize MSRs using the amortization method, which requires the MSRs to be amortized in proportion to and over the period of estimated net servicing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

income or net servicing loss and that the servicing assets or liabilities be assessed for impairment, or increased obligation, based on the fair value at each reporting date. Amortization of MSRs is recorded as a reduction of servicing revenues, net on the consolidated statements of income. The following assumptions were used in calculating each loan’s MSR for the periods presented:

Key rates:   We used discount rates ranging from 8% to 18%, representing a weighted average discount rate of 13%, based on management’s best estimate of market discount rates to determine the present value of MSRs. The inflation rate used for adequate compensation was 3%.

Servicing Cost:   The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

Estimated Life:   We estimate the life of our MSRs based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

We carry MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. Fair values are estimated considering market prices for similar MSRs, when available, and by estimating the present value of the future net cash flows of the capitalized MSRs, net of adequate compensation for servicing. Adequate compensation is based on the market rate of similar servicing contracts. We estimate the terms of commercial servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, if applicable, at which point the prepayment penalty expires. MSRs are amortized in proportion to and over the period of estimated net servicing income. We engage an independent third party to assist in determining an estimated fair value of our MSR portfolio on a quarterly basis.

We measure the impairment of MSRs based on the difference between the aggregate carrying amount of the MSRs and their aggregate fair value. For purposes of impairment evaluation, the MSRs are stratified based on predominant risk characteristics of the underlying loans, which we have identified as loan type, note rate and yield maintenance provisions. To the extent that the carrying value of the MSRs exceeds fair value, a valuation allowance is established.

We record write-offs of MSRs related to the loans that were repaid prior to the expected maturity and loans that have defaulted and determined to be unrecoverable. When this occurs, the write-off is recorded as a direct write-down to the carrying value of MSRs and is included as a component of servicing revenue, net on the statements of income. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries.

Derivative Assets and Liabilities

Our rate lock and forward sales commitments associated with the Agency Business meet the definition of a derivative and are recorded at fair value in our consolidated balance sheets. The estimated fair value of rate lock commitments includes the effects of interest rate movements as well as the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from mortgage servicing rights on the consolidated statements of income. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of other income, net on the consolidated statements of income.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, under which the purchase price is allocated to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Adjustments to the assets acquired and liabilities assumed made during the measurement period are recorded in the period in which the adjustment is identified, with a corresponding adjustment to goodwill. If any adjustments are made subsequent to the measurement period, which could be up to one year after the acquisition date, these adjustments are recorded to the consolidated statements of income. Acquisition related costs are expensed as incurred.

Goodwill and Other Intangible Assets

Significant judgement is required to estimate the fair value of intangible assets and in assigning their respective estimated useful lives. Accordingly, we typically seek the assistance of independent third party valuation specialists for significant intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

We generally use an income based valuation method to estimate the fair value of intangible assets, which discounts expected future cash flows to present value using estimates and assumptions determined and deemed reasonable by management. For intangible assets related to acquired technology, we use the replacement cost method to determine fair value.

Determining the estimated useful lives of intangible assets also requires judgment. Certain intangible assets, such as GSE licenses, have been deemed to have indefinite lives while other intangible assets, such as broker and borrower relationships, above/below market rent and acquired technology have been deemed to have finite lives. Our assessment as to which intangible assets are deemed to have finite or indefinite lives is based on several factors including economic barriers of entry for the acquired product lines, scarcity of available GSE licenses, technology life cycles, retention trends and our operating plans, among other factors.

Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over the estimated useful lives of the assets on a straight-line basis.  Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed.

Allowance for Loss-Sharing Obligations

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. Generally, we are responsible for losses equal to the first 5% of the unpaid principal balance (“UPB”) and a portion of any additional losses to an overall maximum of 20% of the original principal balance. Fannie Mae bears any remaining loss. In addition, under the terms of the master loss-sharing agreement with Fannie Mae, we are responsible for funding 100% of mortgage delinquencies (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceeds 5% of the UPB at the date of default. Thereafter, we may request interim loss-sharing adjustments which allow us to fund 25% of such advances until final settlement.

At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral and the historical loss experience in our portfolio. The guaranty obligation is removed only upon either the expiration or settlement of the guaranty.

We evaluate the allowance for loss-sharing obligations by monitoring the performance of each loss-sharing loan for events or conditions which may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or is in foreclosure), we record a liability for the estimated allowance for loss-sharing (a “specific reserve”) by transferring the guarantee obligation recorded on the loan to the specific reserve with any adjustments to this reserve amount recorded in provision for loss sharing in the statements of income, along with a write-off of the associated loan-specific MSR. The amount of the allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. We regularly monitor the specific reserves on all applicable loans and update loss estimates as current information is received.

Revenue Recognition

Fee-based services related to our Agency Business includes commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans. In some instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, net of any direct loan origination costs incurred, which is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

recognized upon sale of the loan. Revenue recognition occurs when the related services are performed, unless significant contingencies exist, and for the sale of loans, when all the incidence of ownership passes to the buyer. Interest income is recognized on the accrual basis as it is earned from loans held-for-sale.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) amended its guidance to reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of 2018 and requires adoption on a retrospective basis, unless it is impracticable for us to apply, in which case, we would be required to apply the amendment prospectively as of the earliest date practicable.  We are currently evaluating the impact this guidance may have on our consolidated statement of cash flows.

In June 2016, the FASB issued updated guidance which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will be required to use forward-looking information to better form their credit loss estimates. This updated guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. The guidance is effective for us beginning in the first quarter of 2020, and early adoption is permitted beginning in the first quarter of 2019. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In March 2016, the FASB amended its guidance on stock compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the first quarter of 2017 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In March 2016, the FASB amended its guidance on accounting for equity method investments. Among other things, the amended guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for the first quarter of 2017 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

September 30, 2016

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

In May 2014, the FASB amended its revenue recognition guidance. Among other things, the amended guidance outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for the first quarter of 2018. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB amended its guidance on measurement-period adjustments arising from business combinations.  The guidance was effective for the first quarter of 2016 and it did not have an impact on our consolidated financial statements.

In February 2015, the FASB amended its guidance on the consolidation analysis of VIEs.  The guidance was effective for the first quarter of 2016 and it did not have a material impact on our consolidated financial statements. See Note 15 — Variable Interest Entities for further details.

Note 3 — Acquisition of Our Manager’s Agency Platform

On July 14, 2016, we completed the previously announced Acquisition pursuant to an asset purchase agreement (“Purchase Agreement”) dated February 25, 2016. The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 operating partnership units (“OP Units”), which was based on a stock price of $6.50 per share. The closing price of our common stock on the day of the Acquisition was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager was $292.5 million.  Each of these OP Units are paired with one share of our Special Voting Preferred Shares, which provides ACM with one vote per share on any matter submitted to a vote of our stockholders. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. See Note 12 — Debt Obligations for further details about the seller financing and Note 18 — Equity for further details about the OP Units.

All ACM employees directly related to the Agency Business (approximately 235) have become our employees as of the Acquisition date. In addition, pursuant to the Purchase Agreement, we have a two year option to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

We performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition date, with the excess of the purchase price allocated to goodwill. We have not finalized the analysis of certain acquired assets and liabilities assumed. However, we are continuing our review of these items during the measurement period and any further changes to the preliminary purchase price allocation will be recognized as the valuations are finalized, which could change the amount of the purchase price allocated to goodwill. The preliminary purchase price allocations are summarized as follows:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Purchase Price:
Issuance of 21,230,769 OP Units at $7.29 per share (based on the closing stock price at the date of Acquisition)	$154,772,306
Cash on hand	87,755,517
Borrowings from seller financing - related party	50,000,000
Total consideration	$292,527,823

Allocated to:
Cash and cash equivalents	$7,982,584
Restricted cash	5,000,000
Loans held-for-sale, net	424,796,318
Available-for-sale securities, at fair value	4,908,283
Capitalized mortgage servicing rights, net	221,647,421
Fixed assets	5,216,972
Other assets	10,752,173
Finite-lived intangible assets	44,310,000
Infinite-lived intangible assets	29,000,000
Credit facilities and repurchase agrements	(420,889,886)
Allowance for loss-sharing obligations	(32,616,821)
Other liabilities	(35,369,251)
Goodwill	27,790,030
Net assets acquired	$292,527,823

In connection with the Acquisition, we recorded goodwill as a result of the total consideration exceeding the fair value of the assets acquired and liabilities assumed. The Goodwill was attributed to our Agency Business as it relates to the assets we acquired in the Acquisition. See Note 4 — Goodwill and Other Intangible Assets for further details about the identified intangible assets.

The total revenues and pre-tax income associated with the Agency Business from the date of Acquisition, which is included in the consolidated statements of income for both the three and nine months ended September 30, 2016, were $34.5 million and $14.3 million, respectively.

The following unaudited pro forma financial information presents the revenues and earnings of the combined entity, as if the Acquisition occurred as of January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported had the Acquisition been completed as of January 1, 2015 and should not be taken as indicative of our future consolidated results of operations.

	Nine Months Ended September 30,
Supplementary Pro Forma Information	2016	2015
Revenues	$212,136,723	$198,178,465
Net income attributable to noncontrolling interest	$18,262,614	$17,338,814
Net income attributable to common stockholders	$40,329,043	$41,543,271
Diluted earnings per common share	$0.78	$0.82

In connection with the Acquisition, we incurred legal and advisory fees totaling $6.4 million and $10.3 million during the three and nine months ended September 30, 2016, respectively, and fees totaling $14.7 million to date. We do not expect to recognize any significant additional fees in connection with the Acquisition.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Note 4 — Goodwill and Other Intangible Assets

Goodwill

The following table sets forth the goodwill activity for the nine months ended September 30, 2016:

As of and for the Nine Months Ended September 30, 2016
Beginning balance	$—
Additions from the Acquisition	27,790,030
Impairment	—
Ending balance	$27,790,030

Other Intangible Assets

The following table sets forth the other intangible assets activity for the nine months ended September 30, 2016:

	Gross Carrying Value			Accumulated Amortization
	December 31, 2015	Additions	September 30, 2016	December 31, 2015	Additions	September 30, 2016
Finite-lived intangible assets:
Broker relationships	$—	$25,000,000	$25,000,000	$—	$651,042	$651,042
Borrower relationships	—	14,400,000	14,400,000	—	300,000	300,000
Below market leases	—	4,010,000	4,010,000	—	153,502	153,502
Acquired technology	—	900,000	900,000	—	62,500	62,500
Infinite-lived intangible assets:
Fannie Mae DUS license	—	17,100,000	17,100,000	—	—	—
Freddie Mac Program Plus license	—	8,700,000	8,700,000	—	—	—
FHA license	—	3,200,000	3,200,000	—	—	—
	$—	$73,310,000	$73,310,000	$—	$1,167,044	$1,167,044

The finite-lived intangible assets recorded in connection with the Acquisition have the following useful lives: broker relationships — 8 years; borrower relationships — 10 years; below market leases — 3.5-10.6 years and acquired technology — 3 years.

The weighted average remaining lives of our amortizable finite-lived intangible assets as of September 30, 2016 and the estimated amortization expense for each of the succeeding five years are as follows:

	Weighted	Estimated Amortization Expense
	Average Remaining	Three Months Ended December 31,	Years Ending December 31,
	Life (in years)	2016	2017	2018	2019	2020	2021
Finite-lived intangible assets:
Broker relationships	7.8	$781,250	$3,125,000	$3,125,000	$3,125,000	$3,125,000	$3,125,000
Borrower relationships	9.8	360,000	1,440,000	1,440,000	1,440,000	1,440,000	1,440,000
Below market leases	6.3	184,203	736,811	736,811	736,811	684,137	126,118
Acquired technology	2.8	75,000	300,000	300,000	162,500	—	—
	8.2	$1,400,453	$5,601,811	$5,601,811	$5,464,311	$5,249,137	$4,691,118

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Note 5 — Loans and Investments

The following tables set forth the composition of our structured loan and investment portfolio:

	September 30, 2016	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,566,037,772	89%	120	5.34%	17.1	0%	74%
Mezzanine loans	51,181,279	3%	11	8.84%	20.3	36%	78%
Junior participation loans	62,256,582	4%	2	4.50%	7.0	83%	84%
Preferred equity investments	71,596,941	4%	10	6.79%	26.4	43%	92%
	1,751,072,574	100%	143	5.47%	17.2	6%	75%
Unearned revenue	(10,507,062)
Allowance for loan losses	(83,816,575)
Loans and investments, net	$1,656,748,937

	December 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,353,132,435	88%	105	5.48%	16.7	0%	75%
Mezzanine loans	40,390,905	3%	11	8.19%	32.9	35%	83%
Junior participation loans	62,256,582	4%	2	4.50%	11.2	85%	87%
Preferred equity investments	89,346,123	5%	10	7.52%	30.5	43%	80%
	1,545,126,045	100%	128	5.63%	17.7	7%	76%
Unearned revenue	(8,030,129)
Allowance for loan losses	(86,761,575)
Loans and investments, net	$1,450,334,341

(1) “Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

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

During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par, that paid off in the subsequent quarter resulting in the recognition of income totaling $6.7 million, net of fees and expenses. The $6.7 million of income consisted of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits. In the second quarter of 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. The $1.9 million of income consisted of other interest income totaling $2.5 million, partially offset by $0.6 million of expenses related to the transaction that were recorded in employee compensation and benefits.

Concentration of Credit Risk

Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at September 30, 2016, the UPB related to 34 loans with five different borrowers represented 18% of total assets.  At December 31, 2015, the UPB related to 22 loans with five different borrowers represented 22% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.

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

As a result of the loan review process at September 30, 2016 and December 31, 2015, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $152.1 million and $154.7 million, respectively, and a weighted average last dollar LTV ratio of 94% and 99%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows:

	September 30, 2016
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,404,683,724	80%	2.9	1%	74%
Office	135,716,939	8%	3.4	44%	71%
Land	136,341,553	8%	3.9	4%	92%
Hotel	55,592,025	3%	3.8	38%	81%
Other	18,738,333	1%	3.2	23%	72%
Total	$1,751,072,574	100%	3.0	6%	75%

	December 31, 2015

Multifamily	$1,083,822,788	70%	3.0	2%	75%
Office	198,829,086	13%	3.0	27%	75%
Land	164,410,838	11%	3.8	5%	90%
Hotel	66,250,000	4%	3.5	32%	80%
Other	31,813,333	2%	3.1	13%	67%
Total	$1,545,126,045	100%	3.1	7%	76%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Geographic Concentration Risk

As of September 30, 2016, 26%, 15%, 15% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.  As of December 31, 2015, 34%, 14%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.

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

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Allowance at beginning of period	$83,831,575	$117,563,544	$86,761,575	$115,487,320
Provision for loan losses	—	982,453	59,005	3,093,082
Charge-offs	—	(32,000,000)	(2,959,005)	(32,000,000)
Charge-off on loan reclassification to real estate owned, net	—	(2,500,000)	—	(2,500,000)
Recoveries of reserves	(15,000)	(685,489)	(45,000)	(719,894)
Allownace at end of period	$83,816,575	$83,360,508	$83,816,575	$83,360,508

During the second quarter of 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with an aggregate carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

The provision for loan losses recorded in the three and nine months ended September 30, 2015 was comprised of two loans and four loans, respectively, with aggregate carrying values before reserves of $117.2 million and $130.2 million, respectively. The provision for loan losses recorded in the nine month period included a loan that was transferred to real estate owned with a carrying value before reserves of $8.3 million.

During the three and nine months ended September 30, 2015, we charged-off $32.0 million of previously recorded reserves due to the write-off of a fully reserved junior participation loan. We also charged-off $2.5 million in connection with the transfer of an office building by deed in lieu of foreclosure to real estate owned, net.

A summary of charge-offs and recoveries by asset class are as follows:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Charge-offs:
Hotel	$—	$32,000,000	$—	$32,000,000
Office	—	2,500,000	—	2,500,000
Multifamily	—	—	2,959,005	—
Total	$—	$34,500,000	$2,959,005	$34,500,000

Recoveries:
Multifamily	$(15,000)	$(685,489)	$(45,000)	$(719,894)
Total	$(15,000)	$(685,489)	$(45,000)	$(719,894)

Net Recoveries (Charge-offs)	$15,000	$(33,814,511)	$(2,914,005)	$(33,780,106)

Ratio of net recoveries (charge-offs) during the period to average loans and investments outstanding during the period	0.0%	(2.0)%	(0.2)%	(2.1)%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of September 30, 2016 and 2015.

We have six loans with a carrying value totaling $120.2 million at September 30, 2016, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $110.9 million entitle us to a weighted average accrual rate of interest of 8.18%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and we deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of September 30, 2016.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows:

	September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Multifamily	$2,647,115	$2,555,618	$2,560,653	$2,654,615	$22,937	$5,004,615	$134,142
Office	27,567,082	22,782,944	21,972,444	27,569,332	23,601	27,573,832	69,763
Land	130,012,569	125,011,860	53,883,478	130,012,569	—	128,740,618	—
Hotel	34,750,000	34,400,000	3,700,000	34,750,000	291,542	34,750,000	857,459
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Total	$196,676,766	$186,450,422	$83,816,575	$196,686,516	$338,080	$197,769,065	$1,061,364

	December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015

Multifamily	$7,362,115	$7,350,764	$5,505,653	$23,291,302	$109,115	$23,308,505	$253,096
Office	27,580,582	22,796,444	21,972,444	31,835,832	1,225,877	31,835,832	1,782,922
Land	127,468,667	122,875,774	53,883,478	124,865,743	—	123,742,628	—
Hotel	34,750,000	34,486,433	3,700,000	34,750,000	264,898	34,750,000	782,926
Commercial	1,700,000	1,700,000	1,700,000	—	—	—	—
Total	$198,861,364	$189,209,415	$86,761,575	$214,742,877	$1,599,890	$213,636,965	$2,818,944

(1) Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of nine loans at both September 30, 2016 and December 31, 2015.

(2) Represents an average of the beginning and ending UPB of each asset class.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

As of September 30, 2016, four loans with an aggregate net carrying value of $1.7 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing.  As of December 31, 2015, three loans with an aggregate net carrying value of less than $0.1 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows:

	September 30, 2016			December 31, 2015
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multifamily	$770,653	$—	$770,653	$765,799	$—	$765,799
Office	22,170,795	—	22,170,795	20,472,444	—	20,472,444
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Total	$24,641,448	$—	$24,641,448	$22,938,243	$—	$22,938,243

At September 30, 2016, we did not have any loans contractually past due 90 days or more that are still accruing interest.

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Three Months Ended September 30, 2016					Nine Months Ended September 30, 2016
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest

Multifamily	1	$14,646,456	5.33%	$14,646,456	5.33%	1	$14,646,456	5.33%	$14,646,456	5.33%
Office	1	2,315,000	4.03%	2,315,000	4.03%	1	2,315,000	4.03%	2,315,000	4.03%
Total	2	$16,961,456	5.15%	$16,961,456	5.15%	2	$16,961,456	5.15%	$16,961,456	5.15%

	Three Months Ended September 30, 2015					Nine Months Ended September 30, 2015

Multifamily	—	$—	—	$—	—	5	$35,609,122	5.12%	$35,609,122	5.12%
Office	1	2,430,000	3.69%	2,430,000	3.69%	1	2,430,000	3.69%	2,430,000	3.69%
Total	1	$2,430,000	3.69%	$2,430,000	3.69%	6	$38,039,122	5.03%	$38,039,122	5.03%

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of September 30, 2016 and 2015 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and nine months ended September 30, 2016 and 2015. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of September 30, 2016, we had total interest reserves of $19.0 million on 74 loans with an aggregate UPB of $953.3 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Note 6 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following:

September 30, 2016

Fannie Mae	$238,273,732
Freddie Mac	52,697,000
FHA	11,123,451
302,094,183
Fair value of future MSR	7,909,431
Unearned discount	248,986
Loans held-for-sale, net	$310,252,600

Our loans held-for-sale, net are typically sold within 60 days of the origination date. At September 30, 2016, there were no loans that were 90 days or more past due, and there were no loans that were placed on a non-accrual status. In both the three and nine months ended September 30, 2016, we sold $551.8 million of loans held-for-sale, excluding $418.2 million of sales related to loans that were acquired on July 14, 2016 as part of the Acquisition, and recorded gains on sale of $9.0 million, which in included in Fee-based services, including gain on sales, net on the consolidated statements of income.

Note 7 — Available-for-Sale Securities

Our available-for-sale securities generally consist of equity securities and agency commercial mortgage interest-only securities (“Agency IOs”) from loans sold and securitized under the Freddie Mac Small Balance Loan Program (“SBL Program”).

Equity Securities

We own common stock of CV Holdings, Inc., formerly Realty Finance Corporation, which is a commercial real estate specialty finance company. In addition, we purchased a federal home loan mortgage corporation security at a premium for $1.6 million in the fourth quarter of 2015. This security bore interest at a fixed rate of 3.241% with a scheduled maturity in 2024. We sold this security in January 2016 for $1.6 million and recognized a gain of less than $0.1 million. These securities are classified as available-for-sale and are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.

The following is a summary of the equity securities classified as available-for-sale:

	September 30, 2016
	Face Value	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

2,939,465 common shares of CV Holdings, Inc	$—	$58,789	$293,947	$352,736

	December 31, 2015

Federal Home Loan Mortgage Corporation	$1,500,000	$1,551,716	$—	$1,551,716
2,939,465 common shares of CV Holdings, Inc	—	58,789	411,525	470,314
Total available-for-sale securities	$1,500,000	$1,610,505	$411,525	$2,022,030

Agency IOs

In connection with the Acquisition, we are now an approved seller/servicer under the SBL Program and we originate and sell loans to Freddie Mac, which are then pooled and securitized. Prior to the Acquisition and upon securitization of SBL Program loans, we received Agency IOs under the SBL Program that are classified as available-for-sale. We elected the fair value option for the Agency IOs, which requires changes in fair value to be recognized through earnings. We record such gains and losses to Fee-based services, including gain on sales, net on the consolidated statements of income. As a result of recent changes in the Freddie Mac SBL Program, we do not expect to receive Agency IOs from future securitizations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

A summary of our Agency IOs activity is as follows:

Three and Nine Months Ended September 30, 2016
Balance at beginning of period	$—
Additions from the Acquisition	4,908,283
Settlements	(46,021)
Balance at end of period	$4,862,262

Additionally, as part of the SBL Program securitizations, we are required to purchase the bottom tranche bond, generally referred to as “the B Piece,” that represents the bottom 10%, or highest risk of the securitization.  We have an agreement in place whereby a third party investor agreed to purchase the B Piece from the SBL Program securitization, at par, upon issuance of all securitizations related to us, resulting in the transfer of the risk to the purchaser of the bond.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2016	December 31, 2015	September 30, 2016

Arbor Residential Investor LLC	$36,961,286	$25,923,679	$—
West Shore Café	2,015,932	1,955,933	1,687,500
Lightstone Value Plus REIT L.P	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	87,293	92,796	1,705,938
Lexford Portfolio	100	100	—
Ritz-Carlton Club	—	—	—
Total	$41,962,338	$30,870,235	$3,393,438

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business. During the three and nine months ended September 30, 2016, we recorded $3.9 million and $8.5 million, respectively, and during the three and nine months ended September 30, 2015, we recorded $1.3 million and $5.9 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

In the first quarter of 2015, we invested $1.7 million through ARI for a 50% non-controlling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We also funded $7.9 million and $4.6 million of additional mortgage purchases during 2015 and the nine months ended September 30, 2016, respectively, for a total investment of $14.2 million as of September 30, 2016. During the three and nine months ended September 30, 2016, we received cash distributions of $1.3 million and $2.5 million, respectively, which were classified as returns of capital. During the three and nine months ended September 30, 2016, we recorded income of $0.3 and $0.4 million, respectively, and, during the three and nine months ended September 30, 2015, we recorded a gain and loss of less than $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

The summarized statements of operations for our investment in ARI are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations:	2016	2015	2016	2015

Revenue:
Total revenues	$71,040,665	$36,449,536	$172,929,878	$107,434,730
Total expenses	47,256,537	30,644,746	128,120,821	82,587,270
Net income	$23,784,128	$5,804,790	$44,809,057	$24,847,460

Arbor’s share of income	$4,167,233	$1,331,908	$8,885,528	$5,839,163

Lexford Portfolio — In the three and nine months ended September 30, 2016, we received distributions from this equity investment and recognized income of $0.7 million and $2.1 million, respectively. In the third quarter of 2015, we received a distribution from this equity investment and recognized income of $3.9 million, net of expenses. The $3.9 million of income was comprised of income from equity affiliates of $4.9 million, partially offset by $1.0 million of expenses related to this distribution that were recorded in employee compensation and benefits. See Note 21 — Agreements and Transactions with Related Parties for further details.

Note 9 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of one hotel property and an office building at September 30, 2016 and three multifamily properties, two hotel properties and an office building at December 31, 2015.

Real Estate Owned

	September 30, 2016			December 31, 2015
	Hotel Property	Office Building	Total	Multifamily Properties	Hotel Properties	Office Building	Total

Land	$3,293,651	$4,509,000	$7,802,651	$5,538,844	$3,293,651	$4,509,000	$13,341,495
Building and intangible assets	30,565,315	1,495,245	32,060,560	32,643,889	30,338,882	1,391,000	64,373,771
Less: Impairment loss	(11,200,000)	—	(11,200,000)	—	—	—	—
Less: Accumulated depreciation and amortization	(8,502,735)	(397,689)	(8,900,424)	(9,399,041)	(7,329,615)	(141,101)	(16,869,757)
Real estate owned, net	$14,156,231	$5,606,556	$19,762,787	$28,783,692	$26,302,918	$5,758,899	$60,845,509

For the nine months ended September 30, 2016 and 2015, our hotel properties had a weighted average occupancy rate of approximately 59% for each period, a weighted average daily rate of approximately $101 and $93, respectively, and a weighted average revenue per available room of approximately $60 and $55, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property owned exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million.

At both September 30, 2016 and December 31, 2015, our office building was fully occupied.

Our real estate assets had restricted cash balances totaling $0.9 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively, due to escrow requirements.

Real Estate Held-For-Sale

In the second quarter of 2016, we sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million. A portion of the sales proceeds were used to payoff the outstanding debt on these properties of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

$27.1 million. See Note 12 — Debt Obligations for further details. In the first quarter of 2016, we sold one of our hotel properties for $9.7 million and recognized a gain of $0.6 million.

In the first quarter of 2015, we sold a multifamily property and a hotel property classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Property operating income	$—	$1,879,427	$2,845,231	$6,792,334
Expenses:
Property operating expenses	—	1,429,783	1,994,346	4,780,087
Depreciation	—	112,692	334,631	774,089
Net income	$—	$336,952	$516,254	$1,238,158

Note 10 — Capitalized Mortgage Servicing Rights

Our capitalized MSRs presented below reflect commercial real estate MSRs derived from loans sold in our Agency Business. The weighted average estimated life remaining of our MSRs was 6.3 years at September 30, 2016.  A summary of our capitalized MSR activity is as follows:

Three and Nine Months Ended September 30, 2016
Balance at beginning of period	$—
Additions	233,552,815
Amortization	(7,586,524)
Write-downs and payoffs	(1,669,081)
Balance at end of period	$224,297,210

During both the three and nine months ended September 30, 2016, we recorded $1.7 million of write-offs relating to specific MSRs, primarily due to prepayments of certain loans. Prepayment fees totaling $1.5 million were collected in the three and nine months ended September 30, 2016 and are included as a component of servicing revenue, net on the statements of income. As of September 30, 2016, we had no valuation allowance recorded on any of our MSRs.

The components of the net carrying value of our acquired and originated MSRs are as follows:

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Write-Downs and Payoffs	Net Carrying Value
Acquired MSRs	$221,647,421	$(7,358,639)	$(1,669,081)	$212,619,701
Originated MSRs	11,905,394	(227,885)	—	11,677,509
Total	$233,552,815	$(7,586,524)	$(1,669,081)	$224,297,210

The expected amortization of the capitalized MSRs recorded as of September 30, 2016 is shown in the table below. Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Year	Amortization
2016 (three months ended 12/31/2016)	$7,422,547
2017	29,476,039
2018	28,470,605
2019	27,158,566
2020	24,930,653
2021	22,476,404
Thereafter	84,362,396
Total	$224,297,210

Note 11 — Mortgage Servicing

At September 30, 2016, our weighted average servicing fee was 48 basis points on commercial loans with an aggregate UPB of approximately $12.6 billion. We held cash in escrow for these loans totaling $403.6 million at September 30, 2016, which is not reflected in the accompanying consolidated balance sheets.  These escrows are maintained in separate accounts at two federally insured depository institutions, which may exceed FDIC insured limits.

An analysis of the product and geographic concentrations that impact our servicing revenue is shown in the following tables. The UPB of loans by product and by geographic area in our fee-based servicing portfolio as of September 30, 2016 is as follows:

Product Concentrations

		Percent of
Product	UPB	Total
Fannie Mae	$10,520,107,177	84%
Freddie Mac	1,660,940,595	13%
FHA	420,962,220	3%
Total	$12,602,009,992	100%

Geographic Concentrations

Percent of
State	Total
Texas	22%
New York	10%
California	10%
North Carolina	9%
Florida	6%
All other states	43%
Total	100%

No other state accounted for more than 5% of UPB and related servicing revenues. We do not have any operations outside of the United States.

Note 12 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments, as well as other general business needs.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments, as well as substantially all of our loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

	September 30, 2016				December 31, 2015
	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate

Structured Business
$150 million repurchase facility	$76,200,765	$75,949,173	$113,545,882	2.84%	$58,270,774	$57,610,463	$99,641,504	2.70%

$100 million credit facility	3,960,000	3,611,075	6,600,000	2.72%	24,582,200	24,328,863	38,000,000	2.62%

$75 million credit facility	15,856,250	15,856,250	26,863,500	2.85%	13,852,500	13,766,445	18,470,000	2.59%

$75 million credit facility	—	—	—	—	—	—	—	—

$50 million credit facility	31,120,000	31,105,864	38,900,000	2.57%	24,120,000	24,114,494	30,200,000	2.46%

$50 million credit facility	—	—	—	—	—	—	—	—

$16.5 million term credit facility	—	—	—	—	16,500,000	16,431,870	29,750,000	3.22%

$3 million master security agreement	2,663,830	2,663,830	—	3.21%	—	—	—	—

Total	$129,800,845	$129,186,192	$185,909,382	2.78%	$137,325,474	$136,252,135	$216,061,504	2.69%

Agency Business (assumed in the Acquisition)

$400 million multifamily ASAP agreement	$76,351,972	$76,351,972	$76,351,972	1.56%

$150 million credit facility	85,315,272	85,315,272	$85,315,272	1.91%

$150 million credit facility	101,161,000	101,012,563	$101,161,000	1.90%

$100 million credit facility	39,194,400	39,194,400	$39,194,400	1.91%

Total	$302,022,644	$301,874,207	$302,022,644	1.82%

Consolidated total	$431,823,489	$431,060,399	$487,932,026	2.11%

Structured Business

At September 30, 2016 and December 31, 2015, the weighted average interest rate for our credit facilities and repurchase agreements for the Structured Business, noted in the above table, was 2.78% and 2.69%, respectively.  Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.59% and 3.42% at September 30, 2016 and December 31, 2015, respectively. The leverage on our loans and investment portfolio, excluding the $3.0 million master security agreement used to finance leasehold improvements to our corporate office, was 68% and 64% at September 30, 2016 and December 31, 2015, respectively. There were no interest rate swaps on these facilities at September 30, 2016 and December 31, 2015.

We have a $150.0 million repurchase facility with a financial institution initially used to finance the unwind of a significant portion of two collateralized debt obligation (“CDO”) vehicles in the first quarter of 2015. See “Collateralized Debt Obligations” below.  The facility bears interest at a rate of 225 basis points over LIBOR on senior mortgage loans, 350 basis points over LIBOR on junior mortgage loans and matures in October 2018 with a one-year extension option.  If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.  Debt carrying value is net of $0.2 million and $0.7 million of deferred financing fees at September 30, 2016 and December 31, 2015, respectively.

We have a $100.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties that bears interest at a rate of 215 basis points over LIBOR and matures in May 2017 with a one-year extension option, subject to certain conditions.  The facility has a maximum advance rate of 75%. Debt carrying value is net of $0.3 million and $0.3 million of deferred financing fees at September 30, 2016 and December 31, 2015, respectively.

We have a $75.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties that bears interest at a rate of 212.5 basis points over LIBOR, includes a $25.0 million sublimit to finance healthcare related loans and the commitment matured in October 2016. We are currently in negotiations to renew the facility. The healthcare related loans will have an interest rate ranging from 225 basis points to 250 basis points over

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

LIBOR depending on the type of healthcare facility financed.  The facility has a maximum advance rate of 75%.  Debt carrying value is net of $0.1 million of deferred financing fees at December 31, 2015.

We have another $75.0 million credit facility with a financial institution to finance first mortgage loans on multifamily and commercial properties that bears interest at a rate of 200 basis points over LIBOR and matures in May 2017. The facility has a maximum advance rate of 75% and 70%, depending on the property type.

We have a $50.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 200 basis points over LIBOR and matures in February 2017 with two one-year extension options, subject to certain conditions. Debt carrying value is net of less than $0.1 million of deferred financing fees at both September 30, 2016 and December 31, 2015.

In September 2016, we entered into a $50.0 million credit facility with a financial institution to finance first mortgage loans on healthcare facilities that bears an interest rate ranging from 250 basis points to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2019. The facility includes two one-year extension options and has a maximum advance rate of 80%.

In September 2015, we entered into a $16.5 million term facility with a financial institution to finance a first mortgage loan.  The facility bore interest at a rate of 275 basis points over LIBOR and was scheduled to mature in December 2016.  In the second quarter of 2016, the loan paid off and we repaid this facility in full.

We have two notes payable under a master security agreement with a financial institution which was used to finance leasehold improvements to our corporate office, which were assumed as part of the Acquisition. The two notes bear interest at a weighted average fixed rate of 3.21%, require monthly amortization payments and mature in 2020.

Agency Business

In connection with the Acquisition, we assumed the following debt obligations used to finance the loans held-for-sale on our Agency Business.

We have a $400.0 million Multifamily As Soon as Pooled Plus (“ASAP”) agreement with Fannie Mae. The agreement has no commitment amount or expiration date and bears interest at a rate of 105 basis points over LIBOR (with a LIBOR Floor of 0.35%). ASAP provides us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program.

We have a $150.0 million credit facility with a financial institution to warehouse agency loans, and as collateral, the financial institution has a security interest in the underlying mortgage notes. The facility bears interest at a rate of 140 basis points over LIBOR and matures in November 2016. We are currently in negotiations to renew the facility.

We have a $150.0 million credit facility with a financial institution to warehouse agency loans, and as collateral, the financial institution has a security interest in the underlying mortgage notes. The facility bears interest at a rate of 140 basis points over LIBOR and matures in July 2017. Debt carrying value is net of $0.1 million of deferred financing fees at September 30, 2016.

We have a $100.0 million credit facility with a financial institution to warehouse agency loans, and as collateral, the financial institution has a security interest in the underlying mortgage notes. The facility bears interest at a rate of 135 basis points over LIBOR and matures in June 2017.

We have a letter of credit facility of up to $40.0 million with a financial institution pursuant to which letters of credit have been issued to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL Program. The letter of credit facility bears interest at a fixed rate of 3.00%, matures in October 2018 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a sublimit of $5.0 million pertaining to letters of credit securing obligations under the Freddie Mac SBL Program. At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

September 30, 2016, the letters of credit outstanding include a $35.0 million letter of credit for the Fannie Mae DUS program and a $5.0 million letter of credit for the Freddie Mac SBL Program.

Collateralized Loan Obligations (CLOs)

In August 2016, we completed a collateralized securitization vehicle (“CLO VI”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $250.3 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $275.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $49.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  In October 2016, the additional proceeds were fully utilized resulting in the issuer owning loan obligations with a face value of $325.0 million.  We retained a residual interest in the portfolio with a notional amount of $74.8 million.  The notes have an initial weighted average interest rate of 2.48% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 3.44%.

In August 2015, we completed a collateralized securitization vehicle (“CLO V”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million.  As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  In September 2015, the additional proceeds were fully utilized resulting in the issuer owning loan obligations with a face value of $350.0 million.  We retained a residual interest in the portfolio with a notional amount of $82.3 million.  The notes have an initial weighted average interest rate of 2.44% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 3.07%.

In March 2015, we completed the unwinding of CLO II, redeeming $177.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our new and existing financing facilities as well as with cash held by the CLO and expensed $1.5 million of deferred fees in the first quarter of 2015 into interest expense on the consolidated statements of income.

In February 2015, we completed a collateralized securitization vehicle (“CLO IV”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $219.0 million.  At closing, the notes were secured by a portfolio of loan obligations with a face value of $250.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, as well as $50.0 million for the purpose of acquiring additional loan obligations.  The financing has an approximate 2.5 year replacement period from closing that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  We retained a residual interest in the portfolio with a notional amount of $81.0 million.  The notes had an initial weighted average interest rate of 2.24% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 2.96%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

The following table outlines borrowings and the corresponding collateral under our CLOs:

	Debt		Collateral (1)
			Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash (2)
September 30, 2016

CLO III	$281,250,000	$280,115,665	$322,175,047	$321,164,566	$50,961,717

CLO IV	219,000,000	216,842,107	243,649,123	243,062,697	56,350,878

CLO V	267,750,000	264,589,738	319,005,836	318,061,806	30,994,165

CLO VI	250,250,000	246,189,210	293,717,500	292,298,985	31,282,500

Total CLOs	$1,018,250,000	$1,007,736,720	$1,178,547,506	$1,174,588,054	$169,589,260

December 31, 2015

CLO III	$281,250,000	$279,129,518	$339,019,221	$338,034,689	$25,135,492

CLO IV	219,000,000	215,985,420	288,581,773	287,946,641	11,418,227

CLO V	267,750,000	263,784,723	343,561,696	342,988,734	6,438,304

Total CLOs	$768,000,000	$758,899,661	$971,162,690	$968,970,064	$42,992,023

(1) As of September 30, 2016 and December 31, 2015, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(2) Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.97% and 2.86% at September 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $1.1 million and $2.1 million of deferred financing fees at September 30, 2016 and December 31, 2015, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.81% and 2.71% at September 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $2.2 million and $3.0 million of deferred financing fees at September 30, 2016 and December 31, 2015, respectively.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.01% and 2.91% at September 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $3.2 million and $3.8 million of deferred financing fees at September 30, 2016 and December 31, 2015, respectively.

CLO VI — Issued three investment grade tranches in August 2016 with a replacement period through August 2019 and a stated maturity date in September 2026.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.05% at September 30, 2016. Debt carrying value is net of $4.1 million of deferred financing fees at September 30, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

At September 30, 2016 and December 31, 2015, the aggregate weighted average note rate for our CLOs was 2.97% and 2.84%, respectively.  Including certain fees and costs, the weighted average note rate was 3.36% and 3.24% at September 30, 2016 and December 31, 2015, respectively.

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

In January 2015, we completed the unwind of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II’s remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO.  As a result of this transaction, we generated approximately $30.0 million in cash equity and reduced the balance of estimated interest by $11.0 million, which resulted in recording a gain on acceleration of deferred income in the consolidated statements of income, in the first quarter of 2015. We also terminated the related basis and interest rate swaps, which resulted in a loss of $4.3 million, and expensed $0.5 million of deferred fees in the first quarter of 2015.  See Note 14 — Derivative Financial Instruments for additional details.

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

Senior Unsecured Notes

During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses.  In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August and November.  Including certain fees and costs, the weighted average note rate was 8.15% and 8.12% at September 30, 2016 and December 31, 2015, respectively.  The debt carrying value of $94.3 million and $93.8 million at September 30, 2016 and December 31, 2015, respectively, is net of $3.6 million and $4.1 million, respectively, of deferred financing fees. We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $157.7 million and $157.1 million at September 30, 2016 and December 31, 2015, respectively, which is net of a deferred amount of $15.0 million and $15.5 million, respectively, that is being amortized into interest expense over the life of the notes and $3.2 million and $3.3 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

were not redeemable for the first two years.  The current weighted average note rate was 3.67% and 3.43% at September 30, 2016 and December 31, 2015, respectively.  Including certain fees and costs, the weighted average note rate was 3.79% and 3.55% at September 30, 2016 and December 31, 2015, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 15 — Variable Interest Entities for further details.

Mortgage Note Payable — Real Estate Owned

In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the $20.7 million mortgage related to our multifamily properties, replacing it with two new notes payable totaling $27.2 million. In the second quarter of 2016, we sold the remaining multifamily properties and these notes payable were paid in full.

Related Party Financing

In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. As of September 30, 2016, the outstanding principal balance was $50.0 million and, during both the three and nine months ended September 30, 2016, we recorded interest expense of $0.8 million.

Debt Covenants

Credit Facilities and Repurchase Agreements

The credit facilities and repurchase agreements also contain various financial covenants related to the Company and/or its subsidiaries, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at September 30, 2016.

CLOs

Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of September 30, 2016, as well as on the most recent determination dates in October 2016.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

A summary of our CLO compliance tests as of the most recent determination dates in October 2016 is as follows:

Cash Flow Triggers	CLO III	CLO IV	CLO V	CLO VI

Overcollateralization (1)

Current	133.33%	136.99%	130.72%	129.87%
				.
Limit	132.33%	135.99%	129.72%	128.87%

Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	222.75%	264.51%	212.20%	225.28%

Limit	120.00%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass

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

(2)   The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination (1)	CLO III	CLO IV	CLO V	CLO VI

October 2016	133.33%	136.99%	130.72%	129.87%

July 2016	133.33%	136.99%	130.72%	—

April 2016	133.33%	136.99%	130.72%	—

January 2016	133.33%	136.99%	130.72%	—

October 2015	133.33%	136.99%	130.72%	—

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

Convertible Unsecured Senior Notes (Subsequent Event)

In October 2016, we issued $86.25 million aggregate principal amount of 6.50% convertible unsecured senior notes (the “Notes”), including the underwriter’s $11.25 million over-allotment option. The Notes mature on October 1, 2019, unless earlier converted or repurchased by the holders pursuant to their terms. We received proceeds of $82.8 million, net of transaction fees, from the offering which is intended to be used to make investments in our business and for general corporate purposes. The Notes pay interest semiannually in arrears at a rate of 6.50% per year. We

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

do not have the right to redeem the Notes prior to maturity. The Notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods.

The Notes have a conversion rate of 119.3033 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $8.38 per share of common stock.  The conversion rate will be subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their Notes for cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement.

Note 13 — Allowance for Loss-Sharing Obligations

A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows:

Three and Nine Months Ended September 30, 2016
Beginning balance	$—
Allowance for loss-sharing obligations assumed in the Acquisition	32,616,821
Provisions for loss sharing	1,316,862
Charge-offs, net	(2,820,270)
Ending balance	31,113,413

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2016, we had outstanding advances of $0.7 million, which were netted against the allowance for loss-sharing obligations.

At September 30, 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $1.9 billion. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 14 — Derivative Financial Instruments

Structured Business

The following is a summary of the derivative financial instruments held by our Structured Business (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation/ Cash Flow	Derivative	Count	September 30, 2016	Count	December 31, 2015	Expiration Date	Sheet Location	September 30, 2016	December 31, 2015
Qualifying	LIBOR Caps	2	$84,100	2	$84,100	2017	Other Assets	$—	$3
Qualifying	Interest Rate Swaps	4	$106,141	5	$107,821	2016 - 2017	Other Liabilities	$(1,148)	$(4,669)

The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

expense as interest payments are made on our variable-rate debt.  During the nine months ended September 30, 2016, one interest rate swap matured with a notional value of $1.7 million.  As of September 30, 2016, we expect to reclassify $(1.3) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  During the nine months ended September 30, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015.  See Note 12 — Debt Obligations for further details.  Also during the nine months ended September 30, 2015, we entered into a qualifying LIBOR cap hedge due to a CLO agreement requiring a LIBOR cap of 2% with a notional value of $43.5 million.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of September 30, 2016 and December 31, 2015, we had a net deferred loss of $0.2 million and $0.6 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended September 30, 2016 and 2015, and less than $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended September 30, 2016 and 2015.  We recorded $0.5 million as additional interest expense related to the amortization of the loss for both the nine months ended September 30, 2016 and 2015, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the nine months ended September 30, 2016 and 2015. We expect to record approximately $0.2 million of net deferred loss to interest expense over the next twelve months.

Non-qualifying basis swap hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  During the nine months ended September 30, 2015, our remaining basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated as part of the CDO II unwind and a loss was recorded in the nine months September 30, 2015.

The following table presents the effect of our derivative financial instruments on the statements of income (dollars in thousands):

Designation /		Amount of Loss Recognized In Other Comprehensive Loss (Effective Portion) For the Nine Months Ended September 30,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Nine Months Ended September 30,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Nine Months Ended September 30,		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Nine Months Ended September 30,
Cash Flow	Derivative	2016	2015	2016	2015	2016	2015	2016	2015
Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$—	$(3)
Qualifying	Interest Rate Swaps/Cap	$196	$1,256	$(4,012)	$(4,709)	$—	$(4,626)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of September 30, 2016 and December 31, 2015 of $(1.4) million and $(5.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(1.2) million and $(4.7) million, respectively, and net deferred losses on terminated interest rate swaps of $(0.2) million and $(0.6) million, respectively.

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of September 30, 2016 and December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(1.1) million and $(4.6) million, respectively.  As of September 30, 2016 and December 31, 2015, we had minimum collateral posting thresholds with certain of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

our derivative counterparties and had posted collateral of $1.6 million and $5.0 million, respectively, which is recorded in other assets in our consolidated balance sheets.

Agency Business

The following is a summary of the derivative financial instruments held by our Agency Business (dollars in thousands):

		Notional Value			Fair Value
					September 30, 2016
Designation/Cash Flow	Derivative	Count	September 30, 2016	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Non-Qualifying	Rate Lock Commitments	6	$42,580,363	Other Assets/ Other Liabilities	$681,882	$(219,001)
Non-Qualifying	Forward Sale Commitments	66	344,674,546	Other Assets/ Other Liabilities	918,252	(450,741)
			$387,254,909		$1,600,134	$(669,742)

We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower “rate locks” a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

For the three months ended September 30, 2016, we recorded $0.2 million of net gains from changes in the fair value of these derivatives in other income, net and $16.0 million of income from mortgage servicing rights which were reflected on the consolidated statements of income. See Note 16 – Fair Value for additional information related to our derivative financial instruments.

Note 15 — Variable Interest Entities

We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes, operating partnership, CLOs and Agency IOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, operating partnership, CLOs, Agency IOs and investments in mortgage related securities are potential VIEs.

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

Our CLO subsidiaries, of which we are the primary beneficiary and qualify as VIEs, are owned by our operating partnership ARLP, which is consolidated in our financial statements.  These CLOs invest in real estate and real estate-related securities and are financed by the issuance of CLO debt securities.  We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all CLO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity.  We also have exposure to CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CLO bond investors.  As a result of consolidation, equity interests in these CLOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs to third parties.  Our operating results and cash flows include the gross amounts related to CLO assets and liabilities as opposed to our net economic interests in the CLO entities.

The assets and liabilities related to these consolidated CLOs are as follows:

	September 30, 2016	December 31, 2015

Assets:
Restricted cash	$173,646,789	$46,695,819
Loans and investments, net	1,174,588,053	968,970,064
Due from related party	36,452	36,451
Other assets	8,356,923	6,969,201
Total assets	$1,356,628,217	$1,022,671,535

Liabilities:
Collateralized loan obligations	$1,007,736,720	$758,899,661
Due to related party	83,786	—
Other liabilities	2,488,085	1,224,193
Total liabilities	$1,010,308,591	$760,123,854

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  See Note 12 — Debt Obligations for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 22 VIEs in which we have a variable interest as of September 30, 2016 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $277.5 million and exposure to real estate debt of approximately $2.5 billion at September 30, 2016.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2016:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)
Loans	$270,058,235	$270,058,235
Agency IOs	4,862,262	4,862,262
Equity investments	2,016,032	2,016,032
Junior subordinated notes (3)	578,000	578,000
Total	$277,514,529	$277,514,529

(1) Represents the carrying amount of loans and investments before reserves.  At September 30, 2016, $149.6 million of loans to VIEs had corresponding loan loss reserves of $77.6 million.  See Note 5 — Loans and Investments for further details.

(2) Our maximum exposure to loss as of September 30, 2016 would not exceed the carrying amount of its investment.

(3) It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 16 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

	September 30, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments	$1,751,072,574	$1,656,748,937	$1,704,227,108	$1,545,126,045	$1,450,334,341	$1,481,353,410
Loans held-for-sale, net	310,003,614	310,252,600	314,793,263	—	—	—
Capitalized mortgage servicing rights, net	n/a	224,297,210	228,137,137	—	—	—
Available-for-sale securities	58,789	5,214,998	5,214,998	1,610,505	2,022,030	2,022,030
Derivative financial instuments	265,466,461	1,600,134	1,600,134	84,100,000	3,345	3,345

Financial liabilities:
Credit and repurchase facilities	$431,823,489	$431,060,399	$416,453,483	$137,325,474	$136,252,135	$137,072,691
Collateralized loan obligations	1,018,250,000	1,007,736,720	1,005,334,175	768,000,000	758,899,661	766,065,400
Senior unsecured notes	97,860,025	94,330,797	100,169,522	97,860,025	93,764,994	96,294,265
Junior subordinated notes	175,858,000	157,662,855	105,253,090	175,858,000	157,117,130	104,073,847
Mortgage note payable - real estate owned	—	—	—	27,155,000	27,155,000	27,111,231
Related party financing	50,000,000	50,000,000	55,092,469	—	—	—
Derivative financial instruments	312,030,247	1,817,651	1,817,651	107,820,995	4,669,273	4,669,273

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

Level 1 — Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities at the measurement date, such as government and agency securities and equities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability.  Examples of Level 2 assets and liabilities include non-government securities, certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Examples of Level 3 assets and liabilities include certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Loans held-for-sale, net:  Consists of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded, and are valued using pricing models that incorporate observable inputs from current market assumptions (Level 2). Fair values of loans held-for-sale include the fair value allocated to the associated future mortgage servicing rights and is calculated pursuant to the valuation techniques described below for capitalized mortgage servicing rights, net (Level 3).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

Available-for-sale securities:  Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities.  The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using recent purchase price and subsequent sales price of the securities, were valued using Level 2 inputs. The fair value of our Agency IOs were approximated using Level 3 inputs and are derived from third party proprietary models using discounted cash flows based on the underlying contractual cash flows and require significant judgements, including assumptions on discount rates and constant prepayment rates.

Derivative financial instruments:  Fair values of interest rate and basis swap derivatives and LIBOR caps are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions. Fair values of rate lock and forward sale commitments are approximated using valuation techniques, which include internally-developed models developed based on changes in the U.S. Treasury rate and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loan, see capitalized mortgage servicing rights, net below for further details on the applicable valuation technique (Level 3).  We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and our historical experience, the risk of nonperformance by our counterparties is not significant.

Capitalized mortgage servicing rights, net:  Fair values are estimated using Level 3 inputs based on discounted future net cash flow methodology.  The fair value of MSRs carried at amortized cost are estimated using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data to arrive at an estimate of fair value.  The key inputs used in estimating fair value of MSRs include the contractually specified servicing fees, prepayment speed of the underlying loans, discount rate, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.

Credit facilities, repurchase agreements and mortgage notes payable:  Fair values of the credit facilities and repurchase agreements for the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate the carrying values reported in the balance sheets.

Related party financing:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of September 30, 2016:

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$5,214,998	$5,214,998	$352,736	$—	$4,862,262
Derivative financial instruments	1,600,134	1,600,134	—	918,252	681,882

Financial liabilities:
Derivative financial instruments	$1,817,651	$1,817,651	$—	$1,817,651	$—

See Note 7 — Available-for-Sale Securities for a roll-forward of our available-for-sale securities fair valued using Level 3 inputs.

We measure certain financial assets at fair value on a nonrecurring basis.  The fair values of these financial assets were determined using the following input levels as of September 30, 2016:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$102,633,847	$102,633,847	$—	$—	$102,633,847

(1)         We had an allowance for loan losses of $83.8 million relating to eight loans with an aggregate carrying value, before loan loss reserves, of $186.5 million at September 30, 2016.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Quantitative information about Level 3 fair value measurements were as follows:

	September 30, 2016
		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs

Financial assets:

Impaired loans (1):

			Discount rate	11.00%
Office	$810,500	Discounted cash flows	Capitalization rate	8.03%
			Revenue growth rate	2.50%

			Discount rate	15.00%
Land	71,123,347	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.25%
Hotel	30,700,000	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.30%

Derivative financial instruments:

Rate lock commitments	681,882	Discounted cash flows	W/A discount rate	13.51%

(1) Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll forward of Level 3 derivative instruments were as follows:

Fair Value Measurements Using Significant Unobservable Inputs: September 30, 2016
Derivative assets and liabilities, net
Balance at beginning of period	$—
Additions from the Acquisition	4,528,640
Settlements	(15,286,185)
Realized gains recorded in earnings	10,757,545
Unrealized gains recorded in earnings	681,882
Balance at end of period	$681,882

The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale.

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
September 30, 2016
Rate lock commitments	$42,580,363	$681,882	$(219,001)	$462,881
Forward sale commitments	344,674,546	—	467,511	467,511
Loans held-for-sale, net (1)	302,343,169	7,909,431	—	7,909,431
Total		$8,591,313	$248,510	$8,839,823

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from mortgage servicing rights.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of September 30, 2016:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$1,656,748,937	$1,704,227,108	$—	$—	$1,704,227,108
Loans held-for-sale, net	310,252,600	314,793,263	—	314,793,263	—
Capitalized mortgage servicing rights, net	224,297,210	228,137,137	—	—	228,137,137

Financial liabilities:
Credit facilities and repurchase agreements	$431,060,399	$416,453,483	$—	$301,874,207	$114,579,276
Collateralized loan obligations	1,007,736,720	1,005,334,175	—	—	1,005,334,175
Senior unsecured notes	94,330,797	100,169,522	100,169,522	—	—
Junior subordinated notes	157,662,855	105,253,090	—	—	105,253,090
Related party financing	50,000,000	55,092,469	—	—	55,092,469

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Note 17 — Commitments and Contingencies

Agency Business Commitments

The Agency Business is subject to supervision by certain regulatory agencies.  Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements.  Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.

As of September 30, 2016, we were required to maintain at least $10.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae.  The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans.  As of September 30, 2016, we met the restricted liquidity requirement with a $35.0 million letter of credit and $2.0 million of cash collateral.

As of September 30, 2016, reserve requirements for the September 30, 2016 Fannie Mae DUS loan portfolio will require us to fund $21.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements.  As of September 30, 2016, we met all of Fannie Mae’s quarterly capital requirements. As of September 30, 2016, our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for GNMA or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL Program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL Program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At September 30, 2016, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

See Note 12 — Debt Obligations for additional details about the $40.0 million letter of credit agreement we entered into for our restricted cash requirements for the Fannie Mae DUS and Freddie Mac SBL Programs.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in further detail in Note 14 – Derivative Financial Instruments and Note 16 – Fair Value.

Debt Obligations and Operating Leases

As of September 30, 2016, the maturities of our credit facilities and debt obligations, as well as the minimum annual operating lease payments under leases with a term in excess of one year, were as follows:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Year	Debt Obligations	Minimum Annual Operating Lease Payments (1)	Total
2016 (three months ended December 31, 2016)	$354,916,727	$757,509	$355,674,236
2017	245,338,252	3,082,615	248,420,867
2018	330,032,663	3,594,219	333,626,882
2019	232,083,602	3,325,682	235,409,284
2020	270,869,711	2,875,983	273,745,694
2021	160,360,025	1,464,918	161,824,943
Thereafter	192,690,500	7,793,604	200,484,104
Total	$1,786,291,480	$22,894,530	$1,809,186,010

(1)         Represents office leases assumed in connection with the Acquisition.

Unfunded CLO Commitments

In accordance with certain loans and investments, we have outstanding unfunded commitments of $32.3 million as of September 30, 2016 that we are obligated to fund as the borrowers meet certain requirements.  Of this total, we have $1.9 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CLO vehicles.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

September 30, 2016

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

Note 18 — Equity

Preferred Stock

The Series A, B and C preferred stock may not be redeemed by us before February 2018, May 2018 and February 2019, respectively.

Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to ACM to satisfy a portion of the aggregate purchase price of the Acquisition. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 29.2% of the voting power of our outstanding stock at September 30, 2016. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

Common Stock

In August 2016, we amended the equity distribution agreement, dated February 13, 2014, with JMP Securities LLC. In accordance with the terms of the amendment, we may offer and sell up to 7,500,000 common shares in “At-The-Market” equity offerings with JMP Securities LLC. We have not sold any shares under this agreement during the three months ended September 30, 2016.

In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

Distributions

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125
August 3, 2016	$0.16	August 1, 2016	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2016 for the Series A, B and C preferred stock was for the period December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 for the Series A, B and C preferred stock was for the period March 1, 2016 through May 31, 2016. The dividend declared on August 1, 2016 for the Series A, B and C preferred stock was for the period June 1, 2016 through August 31, 2016.

Common Stock — On November 17, 2016, the Board of Directors declared a cash dividend of $0.16 per share of common stock.  The dividend is payable on November 30, 2016 to common stockholders of record as of the close of business on November 21, 2016.

Preferred Stock — On November 2, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2016 through November 30, 2016 and are payable on November 30, 2016 to preferred stockholders of record on November 15, 2016.

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

September 30, 2016

annual incentive agreement, Mr. Kaufman was granted in the aggregate up to 867,113 performance-based restricted stock units.

As of September 30, 2016, unvested restricted stock consisted of 202,037 shares granted to our employees with a grant date fair value of $1.4 million and 195,139 shares granted to employees of our Manager with a grant date fair value of $1.3 million, which is subject to re-measurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in employee compensation and benefits expense and selling and administrative expense, respectively.  During the three months ended September 30, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.2 million and $0.2 million, respectively, and for non-employees to selling and administrative expense for $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.5 million and $0.7 million, respectively, and for non-employees to selling and administrative expense for $0.7 million and $0.5 million, respectively. During the first quarter of 2016, a total of 1,001 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

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

Accumulated Other Comprehensive Loss

At September 30, 2016, accumulated other comprehensive loss was $1.1 million and consisted of $1.2 million of net unrealized losses on derivatives designated as cash flow hedges and $0.2 million of net deferred losses on terminated interest swaps, partially offset by a $0.3 million unrealized gain related to available-for-sale securities.  At December 31, 2015, accumulated other comprehensive loss was $4.8 million and consisted of $4.7 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.6 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss is as follows:

	Nine Months Ended September 30,
	2016	2015	Statement of Income Caption

Net realized losses on derivatives designated as cash flow hedges:
Interest rate swaps	$(4,012,457)	$(4,709,173)	Interest expense (1)
Termination of interest rate swaps	$—	$(4,626,192)	Loss on termination of swaps (1)

(1) See Note 14 — Derivative Financial Instruments for additional details.

Note 19 — Earnings Per Share

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents are comprised of the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in the first quarter of 2016 and 2015 and OP Units issued in connection with the Acquisition.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$10,888,172	$10,888,172	$15,343,759	$15,343,759
Net income attributable to noncontrolling interest	—	3,649,432	—	—
Net income attributable to common stockholders and nocontrolling interest	$10,888,172	$14,537,604	$15,343,759	$15,343,759

Weighted average shares outstanding	51,390,467	51,390,467	50,962,516	50,962,516
Dilutive effect of OP Units (2)	—	18,230,769	—	—
Dilutive effect of restricted stock units (3)	—	650,560	—	—
Weighted average shares outstanding	51,390,467	70,271,796	50,962,516	50,962,516

Net income per common share (1)	$0.21	$0.21	$0.30	$0.30

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015

Net income attributable to common stockholders (1)	$22,261,516	$22,261,516	$40,852,868	$40,852,868
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to common stockholders and nocontrolling interest	$22,261,516	$22,261,516	$40,852,868	$40,852,868

Weighted average shares outstanding	51,272,795	51,272,795	50,822,444	50,822,444
Dilutive effect of OP Units (2)	—	—	—	—
Dilutive effect of restricted stock units (3)	—	354,755	—	94,998
Weighted average shares outstanding	51,272,795	51,627,550	50,822,444	50,917,442

Net income per common share (1)	$0.43	$0.43	$0.80	$0.80

(1)         Net of preferred stock dividends.

(2)         We consider OP Units to be common stock equivalents as the holder has voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election. For the nine months ended September 30, 2016, the OP Units were considered anti-dilutive and excluded from diluted EPS.

(3)         Mr. Kaufman was granted restricted stock units in 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total shareholder return objectives.  See Note 18 — Equity for further details.

Note 20 — Employee Benefits

In connection with the Acquisition, we assumed a 401(k) defined contribution plan (the “401(k) Plan”) and a non-qualified deferred compensation plan (the “Deferred Comp Plan”).

The 401(k) Plan is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee’s contribution. We have the option to increase the employer match based on our operating results. In both the three and nine months ended September 30, 2016, we recorded $0.2 million of expenses associated with the 401(k) Plan.

The Deferred Comp Plan is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. Under the Deferred Comp Plan, which can be modified or discontinued at any time, participating employees may defer a portion of their compensation and we are contractually obligated to match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests. All employee deferrals vest immediately and matching contributions vest over a nine year period beginning after year five. For both the three and nine months ended September 30, 2016, there

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

were $0.4 million of employee deferrals. As of September 30, 2016, we had recorded liabilities totaling $3.2 million and other assets of $2.6 million related to the Deferred Comp Plan.

Note 21 — Agreements and Transactions with Related Parties

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

The incentive management fee is measured on an annual basis and is calculated pursuant to the terms of the management agreement.  The minimum return, or incentive fee hurdle to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share.  In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million. We have a two year option to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

The following table sets forth our base management fees and incentive fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Management Fees:	2016	2015	2016	2015

Base	$3,325,000	$2,725,000	$8,875,000	$8,075,000
Incentive	—	—	—	—
Total management fee	$3,325,000	$2,725,000	$8,875,000	$8,075,000

For the three and nine months ended September 30, 2016 and 2015, no “success-based” fees were incurred.

Other Related Party Transactions

Due from related party was $0.5 million and $8.1 million at September 30, 2016 and December 31, 2015, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $18.6 million at September 30, 2016 and consisted primarily of $11.4 million of cash due to ACM in connection with an acquisition purchase price adjustment, $3.4 million of dividends due to ACM from the OP Units issued in connection with the Acquisition and $3.0 million of base management fees due to our Manager, of which $15.4 million is expected to be remitted by us in the following quarter.  At December 31, 2015, due to related party was $3.4 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own interests ranging from approximately 7.8% to 9.0% in the borrowing entities.  The loans have an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and mature in September 2019.  Interest income recorded from these loans totaled $0.1 million for both the three and nine months ended September 30, 2016.

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  The preferred equity investment has a fixed interest rate of 10% and a maturity date of April 2016, which was extended as of right to November 2016.  Interest income recorded from these loans totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  Interest income recorded from this loan totaled $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in November 2018 with two one-year extension options.  Interest income recorded from this loan totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and mature in October 2017.  Interest income recorded from these loans totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in April 2018.  Interest income recorded from this loan totaled $0.1million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million for both the three and nine months ended September 30, 2015.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date in February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors.  Interest income recorded from this loan was $1.0 million for the nine months ended September 30, 2016, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  In 2015, we also invested a total of $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform. During the nine months ended September 30, 2016, we funded an additional $4.6 million, net into these non-qualified residential mortgages.  We recorded income of $4.2 million and $8.9 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

from these investments during the three and nine months ended September 30, 2016, respectively, and $1.4 million and $5.9 million for the three and nine months ended September 30, 2015, respectively.  See Note 8 — Investment in Equity Affiliates for further details.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of approximately 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors, and the remaining loan was extended as of right to December 2016. Interest income recorded from these loans was $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date that was extended to July 2017.  In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity date that was extended to July 2017. Interest income recorded from these loans was $0.9 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.

In 2014, our Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%.  During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Manager. The $14.6 million first mortgage was extended as of right to March 2017.  Interest income recorded from these loans totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the acquisition of our Manager’s Agency Business, as well as the option to internalize the management of our current business. In February 2016, we entered into a Purchase Agreement and on July 14, 2016 we completed the Acquisition for $275.8 million. See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments were repaid in full by the third quarter of 2015. Interest income recorded from such preferred equity investments were $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. As a result of the direct equity investment, which was also repaid in the third quarter of 2015, we received distributions totaling $5.5 million during 2015 and additional distributions of $0.7 million and $2.1 million in the three and nine months ended September 30, 2016, respectively, which were recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At September 30, 2016, this debt had an aggregate outstanding balance of $848.2 million and is scheduled to mature between 2017 and 2025.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager holds 5,349,053 of our common shares, and upon the closing of the Acquisition in July 2016, our Manager was issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares which in total represents approximately 36.6% of the voting power of our outstanding stock.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 22 — Due to Borrowers

Due to borrowers represents borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 23 — Segment Information

As a result of the Acquisition, we currently evaluate our results from operations from two major business segments — our Structured Business and our Agency Business.  See Note 1 — Description of Business for a detailed description of each segment.

The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables. Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees and stock-based compensation. All amounts are before amounts allocated to noncontrolling interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

	Three Months Ended September 30, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated

Interest income	$26,893,151	$2,743,076	$—	$29,636,227
Interest expense	14,455,058	1,680,561	830,609	16,966,228
Net interest income	12,438,093	1,062,515	(830,609)	12,669,999
Other revenue:
Fee-based services, including gain on sales, net	—	9,693,822	—	9,693,822
Mortgage servicing rights	—	15,968,067	—	15,968,067
Servicing revenue, net	—	5,885,884	—	5,885,884
Property operating income	2,960,940	—	—	2,960,940
Other income, net	111,036	248,510	—	359,546
Total other revenue	3,071,976	31,796,283	—	34,868,259
Other expenses:
Employee compensation and benefits	3,460,745	10,755,934	—	14,216,679
Selling and administrative	2,182,406	3,720,625	—	5,903,031
Acquisition costs	—	—	6,406,258	6,406,258
Property operating expenses	2,819,004	—	—	2,819,004
Depreciation and amortization	641,721	1,167,044	—	1,808,765
Provision for loss sharing	—	1,316,862	—	1,316,862
Provision for loan losses (net of recoveries)	(54,000)	—	—	(54,000)
Management fee - related party	1,712,307	1,612,693	—	3,325,000
Total other expenses	10,762,183	18,573,158	6,406,258	35,741,599
Income before income from equity affiliates and provision for income taxes	4,747,886	14,285,640	(7,236,867)	11,796,659
Income from equity affiliates	4,929,375	—	—	4,929,375
Provision for income taxes	—	(300,000)	—	(300,000)
Net income	$9,677,261	$13,985,640	$(7,236,867)	$16,426,034

	Three Months Ended September 30, 2015
	Structured Business	Agency Business	Other / Eliminations	Consolidated

Interest income	$26,025,709	$—	$—	$26,025,709
Interest expense	11,885,363	—	—	11,885,363
Net interest income	14,140,346	—	—	14,140,346
Other revenue:
Property operating income	7,202,851	—	—	7,202,851
Other income, net	51,633	—	—	51,633
Total other revenue	7,254,484	—	—	7,254,484
Other expenses:
Employee compensation and benefits	4,877,059	—	—	4,877,059
Selling and administrative	2,063,408	—	—	2,063,408
Acquisition costs	—	—	1,116,126	1,116,126
Property operating expenses	6,028,585	—	—	6,028,585
Depreciation and amortization	1,250,761	—	—	1,250,761
Provision for loan losses (net of recoveries)	277,464	—	—	277,464
Management fee - related party	2,725,000	—	—	2,725,000
Total other expenses	17,222,277	—	1,116,126	18,338,403
Income before gain on acceleration of deferred income, loss on termination of swaps and income from equity affiliates	4,172,553	—	(1,116,126)	3,056,427
Gain on acceleration of deferred income	8,162,720	—	—	8,162,720
Loss on termination of swaps	(340,197)	—	—	(340,197)
Income from equity affiliates	6,353,239	—	—	6,353,239
Net income	$18,348,315	$—	$(1,116,126)	$17,232,189

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

	Nine Months Ended September 30, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated

Interest income	$80,681,114	$2,743,076	$—	$83,424,190
Other interest income, net	2,539,274	—	—	2,539,274
Interest expense	40,447,159	1,680,561	830,609	42,958,329
Net interest income	42,773,229	1,062,515	(830,609)	43,005,135
Other revenue:
Fee-based services, including gain on sales, net	—	9,693,822	—	9,693,822
Mortgage servicing rights	—	15,968,067	—	15,968,067
Servicing revenue, net	—	5,885,884	—	5,885,884
Property operating income	12,719,027	—	—	12,719,027
Other income, net	415,467	248,510	—	663,977
Total other revenue	13,134,494	31,796,283	—	44,930,777
Other expenses:
Employee compensation and benefits	12,100,499	10,755,934	—	22,856,433
Selling and administrative	6,557,219	3,720,625	—	10,277,844
Acquisition costs	—	—	10,261,902	10,261,902
Property operating expenses	10,991,823	—	—	10,991,823
Depreciation and amortization	1,962,366	1,167,044	—	3,129,410
Impairment loss on real estate owned	11,200,000	—	—	11,200,000
Provision for loss sharing	—	1,316,862	—	1,316,862
Provision for loan losses (net of recoveries)	(24,995)	—	—	(24,995)
Management fee - related party	7,262,307	1,612,693	—	8,875,000
Total other expenses	50,049,219	18,573,158	10,261,902	78,884,279
Income before gain on sale of real estate, income from equity affiliates and provision for income taxes	5,858,504	14,285,640	(11,092,511)	9,051,633
Gain on sale of real estate	11,630,687	—	—	11,630,687
Income from equity affiliates	11,193,918	—	—	11,193,918
Provision for income taxes	—	(300,000)	—	(300,000)
Net income	$28,683,109	$13,985,640	$(11,092,511)	$31,576,238

	Nine Months Ended September 30, 2015
	Structured Business	Agency Business	Other / Eliminations	Consolidated

Interest income	$79,575,689	$—	$—	$79,575,689
Other interest income, net	7,884,344	—	—	7,884,344
Interest expense	37,405,492	—	—	37,405,492
Net interest income	50,054,541	—	—	50,054,541
Other revenue:
Property operating income	22,855,028	—	—	22,855,028
Other income, net	164,449	—	—	164,449
Total other revenue	23,019,477	—	—	23,019,477
Other expenses:
Employee compensation and benefits	14,133,403	—	—	14,133,403
Selling and administrative	7,442,979	—	—	7,442,979
Acquisition costs	—	—	1,542,169	1,542,169
Property operating expenses	18,381,317	—	—	18,381,317
Depreciation and amortization	4,137,080	—	—	4,137,080
Provision for loan losses (net of recoveries)	2,353,688	—	—	2,353,688
Management fee - related party	8,075,000	—	—	8,075,000
Total other expenses	54,523,467	—	1,542,169	56,065,636
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	18,550,551	—	(1,542,169)	17,008,382
Gain on acceleration of deferred income	19,171,882	—	—	19,171,882
Loss on termination of swaps	(4,629,647)	—	—	(4,629,647)
Gain on sale of real estate	3,984,364	—	—	3,984,364
Income from equity affiliates	10,983,177	—	—	10,983,177
Net income	$48,060,327	$—	$(1,542,169)	$46,518,158

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

	September 30, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$41,562,243	$30,051,731	$—	$71,613,974
Restricted cash	174,583,396	2,031,783	—	176,615,179
Loans and investments, net	1,656,748,937	—	—	1,656,748,937
Loans held-for-sale, net	—	310,252,600	—	310,252,600
Capitalized mortgage servicing rights, net	—	224,297,210	—	224,297,210
Investments in equity affiliates	41,962,338	—	—	41,962,338
Goodwill and other intangible assets	—	99,932,986	—	99,932,986
Other assets	53,677,419	15,120,085	—	68,797,504
Total assets	$1,968,534,333	$681,686,395	$—	$2,650,220,728

Liabilities:
Debt obligations	$1,388,916,564	$301,874,207	$50,000,000	$1,740,790,771
Allowance for loss-sharing obligations	—	31,113,413	—	31,113,413
Other liabilities	114,779,654	36,396,692	1,708,656	152,885,002
Total liabilities	$1,503,696,218	$369,384,312	$51,708,656	$1,924,789,186

	December 31, 2015
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$188,708,687	$—	$—	$188,708,687
Restricted cash	48,301,244	—	—	48,301,244
Loans and investments, net	1,450,334,341	—	—	1,450,334,341
Investments in equity affiliates	30,870,235	—	—	30,870,235
Other assets	109,177,437	—	—	109,177,437
Total assets	$1,827,391,944	$—	$—	$1,827,391,944

Liabilities:
Debt obligations	$1,173,188,920	$—	$—	$1,173,188,920
Other liabilities	87,620,749	—	1,491,500	89,112,249
Total liabilities	$1,260,809,669	$—	$1,491,500	$1,262,301,169

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Origination Data:
Structured Business
New loan originations	$266,599,500	$654,967,500	$189,780,000	$632,333,000
Loan payoffs / paydowns	118,346,618	418,433,132	145,045,792	580,031,790

Agency Business
Origination Volumes by Investor:
Fannie Mae	$668,644,832	$668,644,832
Freddie Mac	157,145,000	157,145,000
FHA	24,629,823	24,629,823
Total	$850,419,655	$850,419,655
Total loan commitment volume	$714,820,818	$714,820,818

Loan Sales Data:
Agency Business
Fannie Mae	$430,371,100	$430,371,100
Freddie Mac	104,448,000	104,448,000
FHA	17,015,115	17,015,115
Total	$551,834,215 (1)	$551,834,215 (1)
Sales margin (fee-based services as a % of loan sales)	1.76%	1.76%
MSR rate (MSR income as a % of loan commitments)	2.23%	2.23%

(1) Loan sales were $970.0 million for the three and nine months ended September 30, 2016, including loans that were acquired as part of the Acquisition.

	September 30, 2016
	UPB of Servicing Portfolio	Weighted Average Serviciing Fee Rate (basis points)	Weighted Average Life of Servicing Portfolio (in years)
Key Servicing Metrics for Agency Business:
Fannie Mae	$10,520,107,177	53	6.4
Freddie Mac	1,660,940,595	23	10.3
FHA	420,962,220	18	19.3
Total	$12,602,009,992	48	7.3

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward Looking Statements” included herein.

Overview

We invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, which we refer to as our Structured Business.  As a result of the Acquisition, we also now originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We refer to this platform as our Agency Business.  See Note 1 — Description of our Business for additional details about our business segments and Note 3 — Acquisition of Our Manager’s Agency Platform for further details about the Acquisition. We organize and conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. See Note 2 — Basis of Presentation for additional information.

Our operating performance is primarily driven by the following factors:

Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield on our assets increases or the cost or borrowings decreases, this will have a positive impact on earnings. However, if the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. We recognize the bulk of our net interest income from our Structured Business segment. Additionally, we recognize net interest income from loans originated through our Agency Business segment, which are generally sold within 60 days of origination.

Fees and revenue recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs — Revenue recognized from the origination and sale of mortgage loans consists of commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans, net of any direct loan origination costs incurred. These fees and gains are collectively referred to as Fee-based services, including gain on sales, net. We also recognize fees and revenue from servicing mortgage loans. We record income from mortgage servicing rights in the consolidated statements of income at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record Servicing revenue, net which consists of the fees received for servicing mortgage loans originated, net of amortization on the mortgage servicing rights asset recorded.  These origination, selling and servicing fees and revenue are new beginning this quarter as a result of the Acquisition and are included in our Agency Business segment. Although we have a long-established relationship with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

Income earned from our structured transactions — Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Income from these investments comprised a significant portion of our operating results during 2015 and year-to-date 2016. Our joint venture investment in a residential mortgage banking business currently comprises the majority of income recognized from equity affiliates. If interest rates rise significantly in the future, it is likely that income from this investment will significantly decrease. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for our structured transactions within our Structured Business segment.

Credit quality of our loans and investments, including our servicing portfolio — Effective portfolio management is essential to maximize the performance and value of our mortgage loans and real estate-related investments.  Maintaining the credit quality of our loans and investments is of critical importance.  Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

Recent Developments

Acquisition of our Manager’s Agency Business — On July 14, 2016, we completed the Acquisition of our Manager’s Agency Business for an aggregate purchase price of $275.8 million. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager approximated $292.5 million. The total revenues and pre-tax income associated with the Agency Business from the date of Acquisition, which is included in the consolidated statements of income for both the three and nine months ended September 30, 2016, were $34.5 million and $14.3 million, respectively. We incurred legal and advisory fees totaling $6.4 million and $10.3 million during the three and nine months ended September 30, 2016, respectively, and fees totaling $14.7 million to date in connection with this acquisition, and we do not expect to recognize any significant additional fees in connection with the Acquisition. As a result of the Acquisition, we now operate and manage our business based on the following two business segments: Structured Business and Agency Business. See Note 3 — Acquisition of Our Manager’s Agency Platform and Note 23 — Segment Information for additional details of the Acquisition and segments.

Loan and Investment Activity — Loan originations from our Structured Business totaled $266.6 million in the third quarter compared to partial and full loan payoffs which totaled $118.3 million. Loan originations from the Agency Business we acquired totaled $850.4 million in the third quarter. See Changes in Financial Condition below for details of our loan activity.

Financing Activity — We closed our sixth collateralized securitization vehicle (CLO VI) totaling $325.0 million of real estate related assets and cash. An aggregate of $250.3 million of investment-grade notes were issued and we retained a $74.8 million equity interest in the portfolio. In September, we entered into a three-year, $50.0 million credit facility to finance first mortgage loans on healthcare facilities that bears interest at rates ranging from 250 basis points to 350 basis points over LIBOR. In connection with the Acquisition, we assumed debt (comprised of credit facilities and repurchase agreements) totaling $301.9 million as of September 30, 2016 and entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the aggregate purchase price. See Note 12 — Debt Obligations for further details of our debt obligations.

Equity Investment Activity — We recognized income of $3.9 million from our interest in a residential mortgage banking business and received a $1.3 million distribution from an equity investment in non-qualified residential mortgages, which was classified as a return of capital. In addition, we received a distribution from our Lexford equity investment and recognized income of $0.7 million.

Shelf Registration Statement — In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

Equity Distribution Agreement — In August 2016, we amended the equity distribution agreement with JMP Securities LLC under which we may offer and sell up to 7,500,000 common shares in “At-The-Market” equity offerings with JMP Securities LLC. We have not sold any shares under this agreement during the three months ended September 30, 2016.

Subsequent Event — In October 2016, we issued $86.25 million aggregate principal amount of 6.50% convertible senior unsecured notes which mature on October 1, 2019 for net proceeds of $82.8 million.  See Note 12 — Debt Obligations for additional details.

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

We rely on the capital markets to generate capital for financing the growth of our business.  During the third quarter of 2016, we closed a new collateralized securitization offering, whereby we issued $250.3 million of investment-grade notes and entered into a new $50.0 million financing facility. Additionally, in October 2016, we issued $86.25 million aggregate principal amount of 6.50% convertible unsecured senior notes, including the underwriter’s $11.25 million over-allotment option.  During 2015, we closed two collateralized securitization offerings, whereby we issued $486.8 million of investment grade notes and also entered into four new financing facilities for total availability of $278.5 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

As a result of the Acquisition, we are now a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2016 GSE Scorecard (“2016 Scorecard”) established Fannie Mae’s and Freddie Mac’s loan origination caps at $31.0 billion each for market-rate apartments, (“2016 Caps”), an increase of $1.0 billion each from the 2015 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2016 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2016 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2016 Scorecard provides FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2016 Caps upward should the market be larger than expected in 2016. In May 2016, the FHFA increased the 2016 Caps to $35.0 billion for each of the GSEs. The 2016 Scorecard also provides exclusions for loans to properties in underserved markets including rural, small multifamily and senior assisted living and for loans to finance energy or water efficiency improvements. The expanded liquidity should enable the GSEs to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of $225.0 billion in 2016. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans and non-cash gains related to mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

During the fourth quarter of 2015, the Federal Reserve raised its targeted Fed Funds Rate by 25 basis points. To date we have not been significantly impacted by this increase and do not anticipate a significant decline in origination volume or profitability as a result of the increase as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2016 to December 31, 2015:

Cash and cash equivalents decreased $117.1 million primarily due to net cash consideration paid in connection with the Acquisition, funding new loan originations and investments, along with payment of distributions to our stockholders, partially offset by loan payoffs, transferring loans into our CLO vehicles, property sales and interest from our investments.

Restricted cash increased $126.3 million, excluding the restricted cash of $2.0 million from the Agency Business acquired, primarily due to payoffs and paydowns on our CLO loans being in excess of the transfer of loans into our CLO vehicles and issuance proceeds available from CLO VI. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans. The restricted cash from the Agency Business acquired represents the cash collateral for possible losses resulting from the loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

Our loan and investment portfolio balance from our Structured Business was $1.75 billion and $1.55 billion at September 30, 2016 and December 31, 2015, respectively.  The increase in the portfolio balance was primarily due to loan originations exceeding loan payoffs and other reductions by $236.5 million, see below for details.

Our portfolio had a weighted average current interest pay rate of 5.47% and 5.63% at September 30, 2016 and December 31, 2015, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.14% and 6.32% at September 30, 2016 and December 31, 2015, respectively.  Advances on our financing facilities totaled $1.42 billion and $1.18 billion at September 30, 2016 and December 31, 2015, respectively, with a weighted average funding cost of 3.66% and 3.70%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.09% and 4.12% at September 30, 2016 and December 31, 2015, respectively. Loan and investment activity from our Structured Business was comprised of the following:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Loans originated	$266,599,500	$654,967,500
Number of loans	22	54
Weighted average interest rate	6.40%	6.83%

Loans paid-off	$117,346,618	$384,637,132
Number of loans	13	33
Weighted average interest rate	6.37%	7.33%

Loans partially paid-off	$1,000,000	$33,796,000
Number of loans	1	7
Weighted average interest rate	5.22%	5.75%

Loans extended	$201,208,976	$458,361,194
Number of loans	15	38

Our loans held-for-sale, net from the Agency Business was $310.3 million at September 30, 2016, which represents commercial mortgages originated through the Fannie Mae, Freddie Mac and HUD programs. These loans are generally sold within 60 days from the loan origination date. Loan and investment activity from our Agency Business was comprised of the following:

Three and Nine Months Ended September 30, 2016
Origination Volumes by Investor:
Fannie Mae	$668,644,832
Freddie Mac	157,145,000
FHA	24,629,823
Total	$850,419,655

Our capitalized mortgage servicing rights, net from the Agency Business acquired was $224.3 million at September 30, 2016, which represents the estimated value of our rights to service mortgage loans for others. The weighted average estimated life remaining of our MSRs was approximately 6.3 years at September 30, 2016.

Investments in equity affiliates increased $11.1 million, primarily due to income of $8.5 million recognized from our investment in a residential mortgage banking business and an additional contribution of $4.6 million made in our investment in non-qualified residential mortgages, which was partially offset by a $2.5 million cash distribution received from this investment. The distribution received was classified as a return of capital.

Our real estate owned assets (owned and held-for-sale) decreased $49.8 million, primarily from selling the three remaining multifamily properties with an aggregate carrying value of $28.6 million, selling a hotel property with a carrying value of $8.7 million, and recording an $11.2 million impairment on a hotel property.

We recognized goodwill of $27.8 million in connection with the Acquisition. We also recorded intangible assets totaling $73.3 million, of which $44.3 million represents finite-lived assets that will be amortized over the estimated useful lives of such assets.

Other assets increased $13.8 million, primarily from assets acquired in the Acquisition, including fixed assets totaling $5.0 million as of September 30, 2016.

Liabilities — Comparison of balances at September 30, 2016 to December 31, 2015:

Credit facilities and repurchase agreements decreased $7.1 million, excluding the credit facilities of $301.9 million assumed in the Acquisition. The decrease was primarily due to paying down the facilities with a portion of the proceeds from CLO VI, substantially offset by funding of new loan activity. The credit facilities held by our Agency Business are primarily used to fund loans that are originated through the GSE and HUD programs and are primarily secured by our loans held-for-sale, which are generally sold within 60 days from the loan origination date.

Collateralized loan obligations increased $248.8 million due to the completion of our sixth collateralized securitization in the third quarter of 2016 where we issued $250.3 million of CLO notes.

Mortgage note payable — real estate owned decreased $27.2 million, due to the pay-off of these notes with the proceeds from the sale of the remaining multifamily properties in the second quarter of 2016.

In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the purchase price. See Note 12 — Debt Obligations.

Due to related party increased $15.2 million, primarily due to $11.4 million of cash owed to ACM in connection with an acquisition purchase price adjustment and $3.4 million of dividends owed to ACM from the OP Units issued in connection with the Acquisition.

Due to borrowers increased $16.2 million, due to an increase in unfunded commitments on loan originations.

We have allowance for loss-sharing obligations of $31.1 million assumed in connection with the Acquisition at September 30, 2016 to satisfy our obligation to partially guarantee the performance of the agency loans sold under the Fannie Mae DUS program. Generally, we are responsible for losses equal to the first 5% of the UPB and a portion of any additional losses to an overall maximum of 20% of the original principal balance.

Other liabilities increased $32.4 million, primarily from the liabilities assumed with the Acquisition, which is comprised mostly of accrued compensation costs and a deferred tax liability.

Equity

Noncontrolling Interest

In connection with the Acquisition, we issued 21,230,769 OP Units to satisfy a portion of the purchase price. The value of these OP units at the date of Acquisition was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval.

Distributions

As of November 8, 2016, we have $413.8 million available under our shelf registration statement that was declared effective by the SEC in July 2016.

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125
August 3, 2016	$0.16	August 1, 2016	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2016 for the Series A, B and C preferred stock was for the period December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 for the Series A, B and C preferred stock was for the period March 1, 2016 through May 31, 2016. The dividend declared on August 1, 2016 for the Series A, B and C preferred stock was for the period June 1, 2016 through August 31, 2016.

Common Stock — On November 17, 2016, the Board of Directors declared a cash dividend of $0.16 per share of common stock.  The dividend is payable on November 30, 2016 to common stockholders of record as of the close of business on November 21, 2016.

Preferred Stock — On November 2, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2016 through November 30, 2016 and are payable on November 30, 2016 to preferred stockholders of record on November 15, 2016.

Deferred Compensation

We issued 352,630 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, 67,260 shares to the independent members of the Board of Directors and up to 421,348 performance-based restricted common stock units to our chief executive officer in the first quarter of 2016. See Note 18 — Equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table sets forth our consolidated results of operations:

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent
	(Unaudited)

Interest income	$29,636,227	$26,025,709	$3,610,518	14%
Interest expense	16,966,228	11,885,363	5,080,865	43%
Net interest income	12,669,999	14,140,346	(1,470,347)	(10)%
Other revenue:
Fee-based services, including gain on sales, net	9,693,822	—	9,693,822	nm
Mortgage servicing rights	15,968,067	—	15,968,067	nm
Servicing revenue, net	5,885,884	—	5,885,884	nm
Property operating income	2,960,940	7,202,851	(4,241,911)	(59)%
Other income, net	359,546	51,633	307,913	nm
Total other revenue	34,868,259	7,254,484	27,613,775	nm
Other expenses:
Employee compensation and benefits	14,216,679	4,877,059	9,339,620	192%
Selling and administrative	5,903,031	2,063,408	3,839,623	186%
Acquisition costs	6,406,258	1,116,126	5,290,132	nm
Property operating expenses	2,819,004	6,028,585	(3,209,581)	(53)%
Depreciation and amortization	1,808,765	1,250,761	558,004	45%
Provision for loss sharing	1,316,862	—	1,316,862	nm
Provision for loan losses (net of recoveries)	(54,000)	277,464	(331,464)	nm
Management fee - related party	3,325,000	2,725,000	600,000	22%
Total other expenses	35,741,599	18,338,403	17,403,196	95%
Income before gain on acceleration of deferred income, loss on termination of swaps, income from equity affiliates and provision for income taxes	11,796,659	3,056,427	8,740,232	nm
Gain on acceleration of deferred income	—	8,162,720	(8,162,720)	nm
Loss on termination of swaps	—	(340,197)	340,197	nm
Income from equity affiliates	4,929,375	6,353,239	(1,423,864)	(22)%
Provision for income taxes	(300,000)	—	(300,000)	nm
Net income	16,426,034	17,232,189	(806,155)	(5)%
Preferred stock dividends	1,888,430	1,888,430	—	—
Net income attributable to noncontrolling interest	3,649,432	—	3,649,432	nm
Net income attributable to common stockholders	$10,888,172	$15,343,759	$(4,455,587)	(29)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields of our Structured Business (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,540,872	$23,597	6.08%	$1,321,786	$22,029	6.61%
Mezzanine / junior participation loans	114,318	2,041	7.08%	128,962	2,411	7.42%
Preferred equity investments	71,616	1,113	6.17%	84,231	1,388	6.54%
Core interest-earning assets	1,726,806	26,751	6.15%	1,534,979	25,828	6.68%
Cash equivalents	204,441	142	0.28%	209,387	198	0.38%
Total interest-earning assets	$1,931,247	26,893	5.52%	$1,744,366	26,026	5.92%

Structured Business interest-bearing liabilities:

Warehouse lines	$209,098	1,787	3.39%	$218,295	1,649	3.00%
CLO	885,914	7,746	3.47%	627,624	4,966	3.14%
CDO	—	—	—	20,093	178	3.51%
Trust preferred	175,858	1,612	3.64%	175,858	1,428	3.22%
Unsecured debt	97,860	1,995	8.09%	99,001	2,158	8.65%
Other non-recourse	—	—	—	2,187	38	6.89%
Interest rate swaps	—	1,315	—	—	1,468	—
Total interest-bearing liabilities	$1,368,730	14,455	4.19%	$1,143,058	11,885	4.13%
Net interest income		$12,438			$14,141

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $0.9 million, or 3%, for the three months ended September 30, 2016 as compared to the same period in 2015, excluding $2.7 million of interest income associated with the Agency Business acquired.  The increase was primarily due to a 12% increase in the average core interest-earning assets from $1.53 billion for the three months ended September 30, 2015 to $1.73 billion for the same period in 2016 due to new originations exceeding runoff. This increase was partially offset by an 8% decrease in the average yield on core interest-earning assets from 6.68% for the three months ended September 30, 2015 to 6.15% for the same period in 2016 due to higher rates on payoffs when compared to originations in 2016, partially offset by an increase in the average LIBOR rate. Interest income of $2.7 million from the Agency Business reflects interest earned on our originated loans held-for-sale.

Interest expense increased $2.6 million, or 22%, for the three months ended September 30, 2016 as compared to the same period in 2015, excluding $2.5 million of interest expense associated with the Agency Business acquired.  This increase was primarily the result of a 20% increase in our interest-bearing liabilities from $1.14 billion for the three months ended September 30, 2015 to $1.37 billion for the same period in 2016 due to increased leverage on our portfolio, as well as an increase in the average loan balance from portfolio growth. In addition, we experienced a 1% increase in the average cost of our interest-bearing liabilities from 4.13% for the three months ended September 30, 2015 to 4.19% for the same period in 2016, primarily due to a period-over-period increase in the average LIBOR rate. Interest expense of $2.5 million from the Agency Business reflects interest expense associated with the financing of our loans held-for-sale.

Agency Business Revenue

See the Overview section at the beginning of this discussion for details surrounding the Agency Business revenue we have as a result of the Acquisition.

Fee-based services, including gain on sales, net was $9.7 million for the three months ended September 30, 2016. The agency loan sales for this period were $551.8 million and the fee-based services as a percentage of loan sales volume (“sales margin”) was 176 basis points.

Income from mortgage servicing rights was $16.0 million for the three months ended September 30, 2016. The income from MSRs as a percentage of loan commitments volume (“MSR rate”) was 223 basis points.

Servicing revenue, net was $5.9 million for the three months ended September 30, 2016, which was comprised of servicing revenue of $13.5 million, partially offset by amortization of MSRs of $7.6 million. The Agency Business servicing portfolio was $12.6 billion with a weighted average servicing fee of 48 basis points at September 30, 2016.

Other Revenue

Property operating results (income less expenses) are currently comprised of a hotel property and an office building.  Property operating results decreased $1.0 million, or 88%, for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to the sale of several properties during 2015 and 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

Employee compensation and benefits expense decreased $1.4 million, or 29%, for the three months ended September 30, 2016 as compared to the same period in 2015, excluding $10.8 million of employee compensation and benefits expense associated with the Agency Business acquired.  The employees directly related to the Agency Business (approximately 235) became our employees as of the Acquisition date.  The decrease was primarily due to $1.0 million of compensation related expenses recorded in the third quarter of 2015 related to a distribution we received from an equity investment as well as compensation related costs now allocated to the Agency Business as a result of the Acquisition.

Selling and administrative expenses remained relatively flat for the three months ended September 30, 2016 as compared to the same period in 2015, excluding $3.7 million of selling and administrative expenses associated with the Agency Business acquired. The $3.7 million of costs associated with the Agency Business are primarily comprised of professional fees (accounting, legal and consulting), rent, travel, marketing and other related costs.

Acquisition costs of $6.4 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, represent costs incurred related to the Acquisition, which was completed in July 2016. See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

Depreciation and amortization decreased $0.6 million, or 49%, for the three months ended September 30, 2016 as compared to the same period in 2015, excluding $1.2 million of depreciation and amortization associated with the Agency Business acquired. The decrease was primarily due to the sale of several real estate owned properties during 2015 and 2016. Agency Business depreciation and amortization is comprised of amortization on the finite-lived intangible assets recorded in connection with the Acquisition.

Provision for loss sharing was $1.3 million for the three months ended September 30, 2016, which represents our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of the Agency Business loans sold under the Fannie Mae DUS program in the third quarter of 2016.

Management fee — related party increased $0.6 million, or 22%, for the three months ended September 30, 2016 as compared to the same period in 2015, which was primarily due to compensation related costs incurred by employees of our Manager in connection with services they performed related to the Agency Business acquired.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

In connection with the unwind of CDO III in the third quarter of 2015, we recorded an $8.2 million gain that was previously deferred due to the reissuance CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt. See Note 12 — Debt Obligations for more details about this gain. We also terminated the interest rate swap association with this CDO and recognized a loss of $0.3 million. See Note 14 — Derivative Financial Instruments for more information about the swap termination.

Income from Equity Affiliates

Income from equity affiliates decreased $1.4 million, or 22%, for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to a $4.2 million reduction in distributions received from our Lexford equity investment, partially offset by a $2.6 million increase in income recognized from our residential mortgage banking investment.  In the third quarter of 2016, we recognized income of $3.9 million from our investment in a residential mortgage banking business and $0.7 million from a distribution received from our Lexford investment. In the third quarter of 2015, we recognized income of $4.9 million from a distribution received from our Lexford investment and recognized income of $1.3 million from our investment in a residential mortgage banking business.

Provision for Income Taxes

The provision for income taxes was $0.3 million for the three months ended September 30, 2016, which primarily represents state and local taxes related to the Agency Business. We did not record a federal tax provision as we applied existing federal net operating losses to cover our federal tax requirements.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest in the operating partnership relates to the 21,230,769 OP Units issued to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 29.2% of our outstanding stock at September 30, 2016. The OP Units are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations:

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent
	(Unaudited)

Interest income	$83,424,190	$79,575,689	$3,848,501	5%
Other interest income, net	2,539,274	7,884,344	(5,345,070)	(68)%
Interest expense	42,958,329	37,405,492	5,552,837	15%
Net interest income	43,005,135	50,054,541	(7,049,406)	(14)%
Other revenue:
Fee-based services, including gain on sales, net	9,693,822	—	9,693,822	nm
Mortgage servicing rights	15,968,067	—	15,968,067	nm
Servicing revenue, net	5,885,884	—	5,885,884	nm
Property operating income	12,719,027	22,855,028	(10,136,001)	(44)%
Other income, net	663,977	164,449	499,528	nm
Total other revenue	44,930,777	23,019,477	21,911,300	95%
Other expenses:
Employee compensation and benefits	22,856,433	14,133,403	8,723,030	62%
Selling and administrative	10,277,844	7,442,979	2,834,865	38%
Acquisition costs	10,261,902	1,542,169	8,719,733	nm
Property operating expenses	10,991,823	18,381,317	(7,389,494)	(40)%
Depreciation and amortization	3,129,410	4,137,080	(1,007,670)	(24)%
Impairment loss on real estate owned	11,200,000	—	11,200,000	nm
Provision for loss sharing	1,316,862	—	1,316,862	nm
Provision for loan losses (net of recoveries)	(24,995)	2,353,688	(2,378,683)	nm
Management fee - related party	8,875,000	8,075,000	800,000	10%
Total other expenses	78,884,279	56,065,636	22,818,643	41%
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, income from equity affiliates and provision for income taxes	9,051,633	17,008,382	(7,956,749)	(47)%
Gain on acceleration of deferred income	—	19,171,882	(19,171,882)	nm
Loss on termination of swaps	—	(4,629,647)	4,629,647	nm
Gain on sale of real estate	11,630,687	3,984,364	7,646,323	192%
Income from equity affiliates	11,193,918	10,983,177	210,741	2%
Provision for income taxes	(300,000)	—	(300,000)	nm
Net income	31,576,238	46,518,158	(14,941,920)	(32)%
Preferred stock dividends	5,665,290	5,665,290	—	—
Net income attributable to noncontrolling interest	3,649,432	—	3,649,432	nm
Net income attributable to common stockholders	$22,261,516	$40,852,868	$(18,591,352)	(46)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields of our Structured Business (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,479,995	$70,023	6.30%	$1,338,663	$65,783	6.57%
Mezzanine / junior participation loans	109,750	5,690	6.91%	154,482	8,155	7.06%
Preferred equity investments	81,413	4,331	7.09%	104,869	5,171	6.59%
Securities	—	—	—	1,738	9	0.69%
Structured interest-earning assets	1,671,158	80,044	6.38%	1,599,752	79,118	6.61%
Cash equivalents	208,985	637	0.41%	186,814	458	0.33%
Total interest-earning assets	$1,880,143	80,681	5.72%	$1,786,566	79,576	5.96%

Structured Business interest-bearing liabilities:

Warehouse lines	$200,006	5,149	3.43%	$264,265	6,047	3.06%
CLO	807,516	20,621	3.40%	544,284	14,405	3.54%
CDO	—	—	—	74,824	1,104	1.97%
Trust preferred	175,858	4,685	3.55%	175,858	4,263	3.24%
Unsecured debt	97,860	5,985	8.15%	108,190	6,670	8.24%
Other non-recourse	—	—	—	2,163	101	6.24%
Interest rate swaps	—	4,007	—	—	4,815	—
Total interest-bearing liabilities	$1,281,240	40,447	4.21%	$1,169,584	37,405	4.28%
Net interest income		$40,234			$42,171

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $1.1 million, or 1%, for the nine months ended September 30, 2016 as compared to the same period in 2015, excluding $2.7 million of interest income associated with the Agency Business acquired.  The impact of our average core interest-earning assets increasing 4% from $1.60 billion for the nine months ended September 30, 2015 to $1.67 billion for the same period in 2016 was substantially offset by a 3% decrease in the average yield on core interest-earning assets from 6.61% for the nine months ended September 30, 2015 to 6.38% for the same period in 2016. The decrease in the average yield on core interest-earning assets was primarily due to $4.0 million in interest income and fee income from accelerated runoff in 2015 and higher rates on payoffs when compared to originations in 2016, partially offset by $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016 and an increase in the average LIBOR rate.

Other interest income, net was $2.5 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par, that paid off in the subsequent quarter. We initially recognized net other interest income of $7.9 million at the time the loan paid off during the second quarter of 2015.  In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

Interest expense increased $3.0 million, or 8%, for the nine months ended September 30, 2016 as compared to the same period in 2015, excluding $2.5 million of interest expense associated with the Agency Business acquired.  The increase was primarily due to a 10% increase in the average balance of our interest-bearing liabilities from $1.17 billion for the nine months ended September 30, 2015 to $1.28 billion for the same period in 2016 due to increased leverage on our portfolio, as well as an increase in the average loan balance from portfolio growth. This increase was partially offset by a 2% decrease in the average cost of our interest-bearing liabilities from 4.28% for the nine months ended September 30, 2015 to 4.21% for the same period in 2016, primarily due to the acceleration of $2.1 million of fees resulting from the unwind of several of our securitization vehicles and the termination of certain swaps in 2015, partially offset by a period-over-period increase in the average LIBOR rate.

Agency Business Revenue

Fee-based services, including gain on sales, net was $9.7 million for the nine months ended September 30, 2016. The agency loan sales for this period were $551.8 million and the sales margin was 176 basis points.

Income from mortgage servicing rights was $16.0 million and the MSR rate was 223 basis points for the nine months ended September 30, 2016.

Servicing revenue, net was $5.9 million for the nine months ended September 30, 2016, which was comprised of servicing revenue of $13.5 million, partially offset by amortization of MSRs of $7.6 million. The Agency Business servicing portfolio was $12.6 billion with a weighted average servicing fee of 48 basis points at September 30, 2016.

Other Revenue

Property operating results decreased $2.7 million, or 61%, for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the sale of several properties during 2015 and 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

Employee compensation and benefits expense decreased $2.0 million, or 14%, for the nine months ended September 30, 2016 as compared to the same period in 2015, excluding $10.8 million of employee compensation and benefits expense associated with the Agency Business acquired. The decrease was primarily due to expenses totaling $2.2 million related to both the $116.0 million defaulted first mortgage that was repaid in the second quarter of 2015 and the Lexford distribution received in the third quarter of 2015.

Selling and administrative expenses decreased $0.9 million, or 12%, for the nine months ended September 30, 2016 as compared to the same period in 2015, excluding $3.7 million of selling and administrative expenses associated with the Agency Business acquired. The decrease was primarily due to a decrease in professional fees.

Acquisition costs of $10.3 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively, represent costs incurred related to the Acquisition, which was completed in July 2016.  See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

Depreciation and amortization decreased $2.2 million, or 53%, for the nine months ended September 30, 2016 as compared to the same period in 2015, excluding $1.2 million of depreciation and amortization associated with the Agency Business acquired. The decrease was primarily due to the sale of several real estate owned properties during 2015 and 2016.

Impairment loss on real estate owned was $11.2 million for the nine months ended September 30, 2016. During the second quarter, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss of $11.2 million.

Provision for loss sharing was $1.3 million for the nine months ended September 30, 2016, which represents our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of the Agency Business loans sold under the Fannie Mae DUS program in the third quarter of 2016.

Provision for loan losses (net of recoveries) totaled less than $0.1 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, we recognized a $3.1 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $0.7 million.

Management fee — related party increased $0.8 million, or 10%, for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to compensation related costs incurred by employees of our Manager in connection with services they performed related to the Agency Business acquired.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

In connection with the unwind of CDO I and II in the first quarter of 2015 and CDO III in the third quarter of 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt.  See Note 12 — Debt Obligations for more details about this gain.  We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million.  See Note 14 — Derivative Financial Instruments for more details about the swap termination.

Gain on Sale of Real Estate

During the nine months ended September 30, 2016, we sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million, and sold a hotel property for $9.7 million and recognized a gain of $0.6 million.

During the nine months ended September 30, 2015, we sold a multifamily property for $12.4 million and recognized a gain of $3.0 million, and sold a hotel property for $6.4 million and recognized a gain of $1.0 million.

Income from Equity Affiliates

Income from equity affiliates increased $0.2 million, or 2%, for the nine months ended September 30, 2016 as compared to the same period in 2015.  In the nine months ended September 30, 2016, we recognized income of $8.5 million from our investment in a residential mortgage banking business and $2.1 million from a distribution received from our Lexford equity investment. In the same period of 2015, we recognized income of $5.9 million from our investment in a residential mortgage banking business and received $4.9 million in distributions from our Lexford equity investment.

Provision for Income Taxes

The provision for income taxes was $0.3 million for the nine months ended September 30, 2016, which primarily represents state and local taxes related to the Agency Business. We did not record a federal tax provision as we applied existing federal net operating losses to cover our federal tax requirements.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest in the operating partnership relates to the 21,230,769 OP Units issued to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 29.2% of our outstanding stock at September 30, 2016. The OP Units are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and as an approved designated seller/servicer of Freddie Mac’s SBL Program, operational liquidity requirements of the GSE agencies, funding future loans and investments, funding operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CLOs, the issuance of convertible senior notes, the issuance of senior unsecured notes and junior subordinated notes and borrowings under warehousing facilities.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, revenues from our Agency Business, cash generated from our real estate operations, cash from other investments reduced by expenses and repayments of outstanding loans and investments.

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

Cash Flows

Cash flows provided by operating activities totaled $149.0 million during the nine months ended September 30, 2016. Our cash flows from operating activities consist primarily of net cash inflows from held-for-sale loans of $122.0 million pertaining to our Agency Business, net income, adjusted for noncash gains, losses and expenses, of $21.0 million and cash distributions received from our investments in equity affiliates of $2.7 million.

Cash flows used in investing activities totaled $207.9 million during the nine months ended September 30, 2016.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations from our Structured Business totaling $725.0 million, net of payoffs and paydowns of $531.9 million, resulted in a net cash outflow of $193.1 million.  Cash paid for the Acquisition was $68.4 million, net of cash acquired, and gross proceeds received from the sale of a hotel property and the three remaining multifamily properties were $49.0 million.

Cash flows used in financing activities totaled $58.2 million during the nine months ended September 30, 2016 and consisted primarily of $1.81 billion in paydowns of our debt facilities, a $124.0 million increase in restricted cash balances, primarily from the payoff of loans in our CLO vehicles, a $27.2 million payoff of the mortgage note payable as a result of the sale of our three remaining multifamily properties and $29.2 million in distributions to our common and preferred stockholders, which was primarily offset by $1.68 billion of proceeds from the utilization of our debt facilities to fund new loan originations and $250.3 million of proceeds received from the issuance of CLO VI.

Agency Business Requirements

The Agency Business is subject to supervision by certain regulatory agencies.  Among other things, these agencies require the business to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements.  Our adjusted net worth and liquidity exceeded the agencies’ requirements for all periods presented.

As of September 30, 2016, we were required to maintain at least $10.4 million of liquid assets to meet the operational liquidity requirements for Fannie Mae.  As of September 30, 2016, we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and we are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae.  The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. As of September 30, 2016, we met the restricted liquidity requirement with a $35.0 million letter of credit and $2.0 million of cash collateral. Additionally, substantially all of the loans for which we have risk sharing, are Tier 2 loans.

As of September 30, 2016, reserve requirements for the September 30, 2016 Fannie Mae DUS loan portfolio will require us to fund $21.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our combined financial statements.  As of September 30, 2016, we met all Fannie Mae capital amounts required for capital adequacy purposes, which are required on a quarterly basis. As of September 30, 2016, our Fannie Mae adjusted net worth was $169.2 million, as compared to the Fannie Mae required net worth of $55.4 million. We are not subject to capital requirements on a quarterly basis for GNMA or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL Program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL Program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At September 30, 2016, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in further detail in Note 14 – Derivative Financial Instruments and Note 16 – Fair Value.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities:

	September 30, 2016
Debt Facilities	Commitment	Principal Balance (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$503,000,000	$129,800,845	$373,199,155	2016 - 2020
Collateralized loan obligations (2)	1,018,250,000	1,018,250,000	—	2017 - 2019
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (3)	175,858,000	175,858,000	—	2034 - 2037
Structured transaction business total	1,794,968,025	1,421,768,870	373,199,155

Agency Business
Credit facilities (4)	800,000,000	302,022,611	497,977,389	2016 - 2018

Other
Related party financing	50,000,000	50,000,000	—	2021

Consolidated total	$2,644,968,025	$1,773,791,481	$871,176,544

(1) Principal balance excludes the impact of deferred financing costs.

(2) Maturity dates represent the weighted average maturity based on the underlying collateral as of September 30, 2016.

(3) Represents a total face amount of $175.9 million, including a total deferred amount of $15.0 million.

(4) The $400.0 million ASAP agreement we have with Fannie Mae has no expiration date.

These debt facilities, including their restrictive covenants, are described in further detail in Note 12 — Debt Obligations.

Contractual Obligations

As of September 30, 2016, we had the following material contractual obligations (in thousands):

	Payments Due by Period (1)
Contractual Obligations	Three Months Ended December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Totals
Credit facilities and repurchase agreements	$317,878,861	$111,280,765	$—	$—	$2,663,829	$—	$—	$431,823,455
Collateralized loan obligations (2)	37,037,866	134,057,487	330,032,663	232,083,602	268,205,882	—	16,832,500	1,018,250,000
Senior unsecured notes	—	—	—	—	—	97,860,025	—	97,860,025
Junor subordinated notes (3)	—	—	—	—	—	—	175,858,000	175,858,000
Related party financing (4)	—	—	—	—	—	62,500,000	—	62,500,000
Outstanding unfunded commitments (5)	3,876,665	14,944,169	8,802,458	4,663,993	—	—	—	32,287,284
Operating leases (6)	757,509	3,082,615	3,594,219	3,325,682	2,875,983	1,464,918	7,793,604	22,894,530
Totals	$359,550,901	$263,365,036	$342,429,340	$240,073,277	$273,745,694	$161,824,943	$200,484,104	$1,841,473,294

(1)              Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $12.9 million in the three months ended December 31, 2016, $46.7 million in 2017, $43.2 million in 2018, $34.6 million in 2019, $28.4 million in 2020, $16.9 million in 2021 and $79.1 million thereafter based on current LIBOR rates.

(2)              Comprised of $281.3 million of CLO III debt, $219.0 million of CLO IV debt, $267.8 million of CLO V debt and $250.3 million of CLO VI debt with a weighted average contractual maturity of 2.09, 2.29, 2.40 and 4.03 years, respectively, as of September 30, 2016.

(3)              Represents the face amount due upon maturity. The carrying value is $157.7 million, which is net of a deferred amount of $15.0 million and deferred financing fees of $3.2 million at September 30, 2016.

(4)              Represents the total amount due at the end of the five-year term, including the scheduled increases to the principal balance if the debt remained outstanding until the end of the five-year term.

(5)              In accordance with certain loans and investments, we have outstanding unfunded commitments of $32.3 million as of September 30, 2016, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and building conversions based on criteria met by the borrower in accordance with the loan agreements. The payment due by period is based on the maturity date of underlying loans and is included in loans and investments, net on the consolidated balance sheet. Our restricted cash balance contained $1.9 million which was available to fund the portion of the unfunded commitments for loans financed by our CLO vehicles.

(6)              Represents the operating lease payments due in connection with our lease of office space for our corporate headquarters and loan origination, support and servicing offices located throughout the U.S. Certain of the office leases have escalation clauses. The total rent expense was $0.9 million in both the three and nine months ended September 30, 2016.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $3.3 million and $8.9 million of base management fee for services rendered in the three and nine months ended September 30, 2016, respectively, and $2.7 million and $8.1 million in the three and nine months ended September 30, 2015, respectively.

The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  All origination fees on investments are retained by us.

In addition, we have conducted many transactions with our Manager and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 21 — Agreements and Transactions with Related Parties of this report.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the acquisition of our Manager’s Agency Business, as well as the option to internalize the management of our current business. In February 2016, we entered into a Purchase Agreement and on July 14, 2016 we completed the Acquisition for $275.8 million. See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 14 — Derivative Financial Instruments for further details surrounding our derivative financial instruments.

Critical Accounting Policies

Please refer to the section of our 2015 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. In connection with the Acquisition, we have adopted additional accounting policies as disclosed in Note 2 — Basis of Presentation, of which management believes the policies related to mortgage servicing rights, allowance for loss-sharing obligations and revenue recognition are critical to the preparation of the consolidated financial statements included in this report.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, amortization of MSRs, changes in fair value of certain derivatives that temporarily flow through earnings as well as the add-back of one-time charges such as acquisition costs. We also add back impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate owned property and have obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure.  Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to common stockholders	$10,888,172	$15,343,759	$22,261,516	$40,852,868
Subtract:
Gain on sale of real estate	—	—	(11,630,687)	(3,984,364)
Add:
Net income attributable to noncontrolling interest	3,649,432	—	3,649,432	—
Impairment loss on real estate owned	—	—	11,200,000	—
Depreciation - real estate owned and held-for-sale	443,684	1,250,761	1,764,329	4,137,080
Depreciation - investments in equity affiliates	93,588	93,588	280,764	280,764
Funds from operations (1)	$15,074,876	$16,688,108	$27,525,354	$41,286,348
Subtract:
Mortgage servicing rights	(15,968,067)	—	(15,968,067)	—
Impairment loss on real estate owned	—	—	(11,200,000)	—
Net gain on changes in fair value of derivatives	(248,510)	—	(248,510)	—
Add:
Amortization of MSRs	7,586,524	—	7,586,524	—
Depreciation and amortization	1,365,081	—	1,365,081	—
Gain on sale of real estate	—	—	11,630,687	3,984,364
Stock-based compensation	777,080	463,313	2,940,174	2,890,582
Acquisition costs	6,406,258	1,116,126	10,261,902	1,542,169
Adjusted funds from operations (1)	$14,993,242	$18,267,547	$33,893,145	$49,703,463

Diluted FFO per share (1)	$0.21	$0.33	$0.48	$0.81
Diluted AFFO per share (1)	$0.21	$0.36	$0.59	$0.98
Diluted weighted average shares outstanding (1)	70,271,796	50,962,516	57,748,830	50,917,442

(1) Amounts are attributable to common stockholders and OP Units holder. The OP Units are redeemable for cash, or at the Company’s option for shares of the Company’s common stock on a one-for-one basis.

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of September 30, 2016, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$1,751,072,574	$3,666,657	$(2,438,345)	$7,334,147	$(3,111,521)
Interest expense from debt obligations	$(1,471,768,869)	3,037,758	(3,037,758)	6,075,516	(6,075,516)
Total net interest income		$628,899	$599,413	$1,258,631	$2,963,995
Fair value of derivative financial instruments, net	$(1,147,909)	$56,826	$(56,908)	$113,590	$(113,687)

(1)         Represents the UPB of our loan portfolio, principal balance of our debt and the net fair value of our derivative financial instruments, which includes interest rate swaps and LIBOR caps.

(2)         The quoted one-month LIBOR rate was 0.53% as of September 30, 2016.

In connection with the Acquisition, we now originate, sell and service a range of multifamily finance products through Fannie Mae, Freddie Mac and HUD. Our loans held-for-sale to Fannie Mae, Freddie Mac and HUD are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we established the interest rate with the investor.

The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $7.1 million as of September 30, 2016, while a 100 basis point decrease would increase the fair value by approximately $7.5 million.

Item 4.         Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 17 — Commitments and Contingencies.  We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except that the information under the heading “Risk Factors” in the Definitive Proxy Statement on Schedule 14A we filed with the SEC on April 22, 2016 is hereby incorporated by reference and the below additional risk factor in connection with the goodwill recorded in connection with the Acquisition:

Our existing goodwill could become impaired, which may require us to take significant non-cash charges.

We evaluate our goodwill for impairment at least annually, or more frequently if circumstances indicate potential impairment may have occurred. We also evaluate, at least quarterly, whether events or circumstances have occurred subsequent to the annual impairment testing which indicate that it is more-likely-than-not an impairment loss has occurred. If the fair value of one of our reporting units is less than its carrying value, we would record an impairment charge for the excess of the carrying amount over the estimated fair value. The valuation of our reporting units requires significant judgment, which includes the evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Any impairment of goodwill as a result of such analysis would result in a non-cash charge against earnings, which could materially adversely affect our reported financial results for the period in which the charge was taken and our stock price.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles Supplementary designating Special Voting Preferred Stock. ▲

5.1

Opinion of Venable LLP with respect to the validity of the up to 7.5 million shares of common stock to be sold from time to time under the Equity Distribution Agreement, dated as of February 13, 2014, between Arbor Realty Limited Partnership and JMP Securities LLC, as amended by Amendment No. 1 to the Equity Distribution Agreement, dated as of August 10, 2016. ▲▲

10.1

Asset Purchase Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the “Company”), Arbor Realty Limited Partnership, a Delaware limited partnership (the “Partnership”), ARSR Acquisition Company, LLC, a Delaware limited liability company (the “TRS” and together with the Partnership, the “Buyer”), Arbor Commercial Funding, LLC, a New York limited liability company (“ACF”), and Arbor Commercial Mortgage, LLC, a New York limited liability company (“ACM” and together with ACF, the “Seller”) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K). ▲▲▲

10.2

Voting and Standstill Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the “Buyer”), Arbor Commercial Mortgage, LLC, a New York limited liability company (“ACM” and together with Arbor Commercial Funding, LLC, a New York limited liability company, the “Seller”) and the other Persons whose names appear on the signature pages hereto (each such Person, together with ACM, a “Stockholder” and, collectively, the “Stockholders”). ▲▲▲

10.3	Option Agreement, dated as of July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. ▲

10.4

Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated as of July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. ▲

10.5	Non-Competition Agreement, dated as of July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman. ▲

10.6

Third Amended and Restated Management and Advisory Agreement, dated July 14, 2016, among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc., and Arbor Commercial Mortgage, LLC. ▲

10.7	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC. ▲

10.8	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC. ▲

10.9

Indenture, dated August 18, 2016, by and between Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2016-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.10	Loan Obligation Purchase Agreement, dated August 18, 2016, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD.

10.11

Placement Agreement, dated February 20, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, J.P. Morgan and Sandler O’Neill & Partners, L.P.

10.12

Amendment No. 1, dated August 10, 2016, to the Equity Distribution Agreement, dated February 13, 2014, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and JMP Securities LLC, as sales agent. ▲▲

23.1	Consent of Venable LLP, relating to our At-The-Market equity program (included in Exhibit 5.1). ▲▲

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2016, filed on November 4, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Exhibit Index

▲                                   Incorporated by reference to the Registrant’s Form 8-K filed on July 15, 2016.

▲▲                      Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2016.

▲▲▲         Incorporated by reference to the Registrant’s Form 8-K filed on March 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer

Date: November 9, 2016