Form 10-K
period 2016-12-31
ARBOR REALTY TRUST INC
filed 2017-03-03
CIK 1253986

Use these links to rapidly review the document

Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)
333 Earle Ovington Boulevard, Suite 900, Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)

(Registrant's telephone number, including area code): (516) 506-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 7.75% Series B Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.50% Series C Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange
7.375% Senior Unsecured Notes due in 2021	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2016 (computed based on the closing price on such date as reported on the NYSE) was $307.4 million. As of February 24, 2017, the registrant had 51,401,295 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as "anticipates," "expects," "believes," "intends," "should," "will," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I

Item 1.    Business

        In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as "we," "us," "our," or the "Company" unless we specifically state otherwise or the context indicates otherwise.

Overview

        Arbor Realty Trust, Inc. is a Maryland corporation formed in 2003 and is externally managed and advised by Arbor Commercial Mortgage, LLC ("ACM" or our "Manager"), pursuant to the terms of a management agreement described below. We invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. In addition, we may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. We refer to this platform as our Structured Loan Origination and Investment Business, or "Structured Business." As a result of the acquisition of the agency platform of our Manager on July 14, 2016 (the "Acquisition"), we also now originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD") and the conduit/commercial mortgage-backed securities ("CMBS") programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We refer to this platform as our Agency Loan Origination and Servicing Business, or "Agency Business." See Acquisition of Our Manager's Agency Platform below for further details about the Acquisition.

        Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership ("ARLP"), for which we serve as the general partner, and ARLP's subsidiaries.

        We are organized to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income, primarily within the Agency Business, are operated through taxable REIT subsidiaries ("TRS"), which is part of our TRS consolidated group (the "TRS Consolidated Group") and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

Acquisition of Our Manager's Agency Platform

        On July 14, 2016 we completed the Acquisition for an aggregate purchase price of $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager approximated $292.5 million. As a result of the Acquisition, we now evaluate our results of operations based on two business segments: Structured Business and Agency Business. See

Note 3—Acquisition of Our Manager's Agency Platform and Note 22—Segment Information for additional details of the Acquisition and segments.

Business Objectives and Strategy

        Our principle business objectives are to maximize the difference between the yield on our investments and the cost of financing these investments, and to grow our agency platform and the stable earnings associated with our servicing portfolio, to generate cash available for distribution and facilitate capital appreciation. We believe we can achieve these objectives and maximize the total return to our stockholders through the investment strategies described below:

Investment Strategy

        The financing of multifamily and commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of our borrowers through a fully integrated comprehensive product offering. We employ the following investment strategies:

        Provide Customized Financing.    We provide customized financing to meet the needs of our borrowers. We target borrowers whose options may be limited by conventional bank financing, have demonstrated a history of enhancing the value of the properties they operate and who may benefit from the customized financing solutions we offer.

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

        Manage Credit Quality.    A critical component of our strategy is our ability to manage the real estate risk associated with our investment portfolio. We actively manage the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning finance investments to improve credit quality and yield.

        Use Our Relationships with Existing Borrowers.    We capitalize on our reputation in the commercial real estate finance industry. We have relationships with a large borrower base nationwide. Since our originators offer a wide range of customized financing solutions, we are able to benefit from the existing customer base and use existing business as means of potential refinancing opportunities.

        Long-Established Relationships with GSE's.    Our Agency Business benefits from our long-established relationships with Fannie Mae, Freddie Mac, HUD and Ginnie Mae enabling us to offer a broad range of loan products and services which maximizes our ability to meet our borrowers' needs.

        Leverage the Experience of Executive Officers, Our Manager and Our Employees.    Our executive officers and employees, and those of our Manager, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 20 years of experience in the financial services industry.

Our Primary Targeted Investments

        We pursue short-term and long-term lending and investment opportunities and primarily target transactions where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities.

        Through our Structured Business, we focus primarily on the following investment types:

        Bridge Financing.    We offer bridge financing products to borrowers who are typically seeking short-term capital to use in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower's perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value without encumbering it with restrictive, long-term debt that may not reflect optimal leverage for a non-stabilized property.

        Our bridge loans typically range in size from $5 million to $30 million, have an interest rate range typically between 5% to 6% over 30-day LIBOR, have terms of up to five years and are predominantly secured by first mortgage liens on the property. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers typically use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Our mezzanine loans typically range in size from $1 million to $10 million, have an interest rate range typically between 12% to 14% and have terms of up to ten years. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests. We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes.

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

        Our junior participation loans typically range in size from $1 million to $10 million, have an interest rate range typically between 12% to 14% and have terms of up to ten years. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our preferred equity investments typically range in size from $1 million to $10 million, have an interest rate range typically between 12% to 14% and have terms of up to ten years. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

        Structured Transactions.    We also periodically invest in structured transactions, which are primarily comprised of joint ventures formed to acquire, develop and/or sell real estate related assets. These joint ventures are generally not majority owned or controlled by us and are primarily accounted for under the equity method of accounting.

        Through our Agency Business, we focus primarily on the following investment types:

        GSE and HUD Agency Lending.    We are one of 25 approved lenders that participate in Fannie Mae's DUS program and one of 22 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 11 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. Our Agency Business underwrites, originates, sells and services multifamily mortgage loans across the U.S. through these programs and also originates and sells loans through the conduit markets. Our focus is primarily on small balance loans with an average loan size of approximately $5.0 million. We retain the servicing rights and asset management responsibilities on substantially all loans made under the GSE programs.

Other Investment Opportunities

        Real Property.    We have, and may in the future, obtain real estate by foreclosure, through partial or full settlement of mortgage debt related to our loans, or as an investment opportunity. We may identify such assets and initiate an asset-specific plan to maximize the value of the investment, which can include appointing a third party property manager, renovation of the property, leasing or increasing the occupancy, or selling the asset. As such, these transactions may require the use of additional capital prior to the completion of the specific plan. In situations where we purchase real property as an investment opportunity, we typically analyze these transactions with the expectation that we will have the ability to sell the property within a one to three year time period for a significant return on invested capital.

Structured Business Portfolio Overview

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2016:

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge Loans	Multifamily	105	$1,370,447,204	5.95%	16.8
	Land	7	118,322,401	0.07%	7.9
	Office	4	64,833,574	7.32%	15.2
	Other	4	49,055,000	7.07%	28.9

		120	1,602,658,179	5.59%	16.4

Mezzanine Loans	Multifamily	7	26,233,265	10.43%	19.1
	Land	2	13,932,969	3.96%	7.7
	Office	1	13,000,000	11.00%	5.0
	Other	2	3,958,332	12.00%	89.3

		12	57,124,566	9.09%	17.9

Junior Participations	Office	2	62,256,582	4.50%	4.0
Preferred Equity	Multifamily	6	25,050,639	10.26%	15.5
	Hotel	1	34,750,000	3.56%	31.0
	Other	3	8,320,000	10.13%	18.8

		10	68,120,639	6.83%	23.8

Total		144	$1,790,159,966	5.71%	16.3

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the portfolio, of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

        The following tables set forth geographic and asset class information for our loan and investment portfolio as of December 31, 2016:

Geographic Location	Unpaid Principal	Percentage	Asset Class	Unpaid Principal	Percentage
New York	$452,013,408	25.2%	Multifamily	$1,421,731,108	79.4%
California	264,672,869	14.8%	Office	141,710,156	7.9%
Florida	257,981,986	14.4%	Land	137,255,369	7.7%
Texas	231,528,891	12.9%	Hotel	70,750,000	4.0%
Alabama	85,296,456	4.8%	Other	18,713,333	1.0%

Georgia	76,006,227	4.2%	Total	$1,790,159,966	100%

Other(1)	422,660,129	23.7%

Total	$1,790,159,966	100.0%

(1)
No other individual state represented more than 4% of the total.

        The overall yield on our loan and investment portfolio in 2016 was 6.38% on average assets of $1.70 billion. This yield was computed by dividing the interest income earned during 2016 by the average assets during 2016. Our cost of funds in 2016 was 4.37% on average borrowings of $1.32 billion. This cost of funds was computed by dividing the interest expense incurred during 2016 by the average borrowings during 2016.

        We also own unconsolidated investments in equity affiliates totaling $33.9 million, which consists primarily of a joint venture with our Manager formed to invest in a residential mortgage banking business.

Agency Business Lending and Servicing Overview

        One of the Agency Business's primary sources of revenue is the gains and fees we recognize from the origination and sale of mortgage loans under the GSE programs. Loans originated under the GSE programs are generally sold within 60 days from the loan origination date. Our loan activity in 2016 (from the July 14, 2016 Acquisition date) was comprised of originations totaling $2.15 billion and sales totaling $1.49 billion, excluding $418.2 million of sales on loans acquired as part of the Acquisition. Our gains and fees as a percentage of our loan sales volume or "sales margin," was 165 basis points for 2016.

        The following tables set forth a summary of our servicing portfolio for the Agency Business by product and by geographic area as of December 31, 2016:

Product Concentrations					Geographic Concentrations
Product	Loan Count	UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Percent of Total	State	UPB Percent of Total
Fannie Mae	2,114	$11,181,152,400	53	83%	Texas	24%
Freddie Mac	635	1,953,244,541	22	14%	North Carolina	9%
FHA	78	420,688,577	18	3%	California	8%

Total	2,827	$13,555,085,518	48	100%	New York	8%

					Georgia	5%
					Florida	4%
					Other(1)	42%

					Total	100%

(1)
No other individual state represented more than 4% of the total.

Management Agreement

        Pursuant to the management agreement, our Manager employs certain of our executive officers and other staff who provide us with a variety of advisory and professional services vital to our operations, including Structured Business underwriting, accounting and treasury, compliance, marketing, information technology and human resources. The management agreement requires our Manager to provide a dedicated management team to perform these services, the members of which will devote as much of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. The management agreement requires our Manager to provide such services in conformity with policies and investment guidelines that are approved and monitored by our Board of Directors. For performing the services under the management agreement, our Manager is eligible to receive a base management fee, incentive compensation and "success-based" compensation as described in Note 20—Agreements and Transactions with Related Parties. The management agreement was amended in connection with the Acquisition and we now have an option, expiring in July 2018, to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million after July 2017).

Operations

        Prior to the Acquisition, our Manager was responsible for sourcing originations, providing underwriting services, processing approvals for all loans and other investments in our portfolio, as well as providing us with certain administrative loan servicing functions. As a result of the Acquisition, these services and employees associated with these services are now in-house. The following describes our lending and investment process for both our Structured Business and Agency Business.

        Origination.    We have a network of sales offices in California, Massachusetts, New Jersey, New York, Ohio, Oklahoma and Texas that staff approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of loan offerings and finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

        Underwriting and Risk Management.    Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines set forth below to determine the loan's conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. In general, our underwriting guidelines require it to evaluate the following:

  •
  The borrower and each person directing a borrowing entity's activities (a "key principal"), including a review of their experience, credit, operating, bankruptcy and foreclosure history;

  •
  The historic and current property revenues and expenses;

  •
  The potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;

  •
  The property's location, its attributes and competitive position within its market;

  •
  The proposed ownership structure, financial strength and real estate experience of the borrower and property management;

  •
  Third party appraisal, environmental flood certification, zoning and engineering studies;

  •
  Market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends;

  •
  Review of an acceptable mortgagee's title policy and an "as built" survey;

  •
  Construction quality of the property to determine future maintenance and capital expenditure requirements;

  •
  The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and

  •
  For any application for one of our Agency products, we will underwrite the loan to the relevant agency's guidelines.

        With respect to our Fannie Mae loans, we maintain concentration limits to further mitigate risk. Geographic concentration of such loans is limited based on regional employment concentration and trends, and we limit the aggregate amount of such loans subject to full risk-sharing for any one borrower and elect to use modified risk-sharing for such loans of more than $23.0 million in accordance with Fannie Mae requirements. We also rely heavily on loan surveillance and credit risk management. We have a dedicated group of employees whose sole function is to monitor and analyze loan performance from closing to payoff, with the primary goal of managing and mitigating risk within the Fannie Mae portfolio.

        We continuously refine our underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

        Investment Approval Process.    We apply an established investment approval process to all loans and other investments proposed for our Structured Business portfolio before submitting each proposal for final approval. A written report is generated for every loan or other investment that is submitted to our credit committee for approval, which consists of our chief executive officer, chief credit officer and executive vice president of structured finance. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. The report also includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. All transactions require the approval of a majority of the members of our credit committee. Following the approval of a transaction, our underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform with lending requirements established for that particular transaction.

        Our loan approval process for the Agency Business requires the submission of a detailed loan package in accordance with our underwriting checklist to our agency loan committee for approval. Our agency loan committee consists of multiple members of our senior and executive management teams, including our chief underwriter for the Agency Business and its chief operating officer. All transactions require the approval of up to four members, depending on the size of the loan. In addition, we are required to submit a completed loan underwriting package to Freddie Mac and HUD for approval prior to origination.

        Servicing.    We service all loans and investments through our internal servicing operations. We service an expanding portfolio, consisting of 2,827 loans with outstanding balances of $13.56 billion at December 31, 2016 through the loan servicing department in Depew, New York. Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. The servicing group works closely with our asset management group to ensure the appropriate level of customer service and monitoring of loans.

        For most loans serviced under the Fannie Mae DUS program, we are required to advance, in the event of a borrower failing to pay, the principal and interest payments and tax and insurance escrow amounts associated with a loan for four months. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk-sharing obligations once the loan and the related loss share is settled.

        Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse substantially all of the remaining losses.

        Asset Management.    Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each underlying property. The asset management group also focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

        Timely and accurate identification of an investment's operational and financial issues and each borrower's objectives is essential to implementing an executable loan workout and restructuring process, if required. Since the existing property management may not have the requisite expertise to manage the workout process effectively, our asset management group determines the current operating and financial status of an asset or portfolio and performs a liquidity analysis of the property and ownership entity and then, if appropriate, identifies and evaluates alternatives to maximize the value of an investment.

Operating Policies and Strategies

        Investment Guidelines.    Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our Structured Business leverage (including junior subordinated notes as equity) will generally not exceed 80% of the UPB of our assets, in the aggregate; (6) we will not co-invest with our Manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our Manager or the affiliate making such co-investment; and (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

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

        Our structured finance investments are financed primarily by collateralized loan obligations ("CLOs"), junior subordinated notes, senior unsecured notes, convertible debt instruments and through other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging these investments, we may issue common stock, preferred stock or secured, unsecured or convertible notes of any maturity if it appears advantageous to do so.

        Our Agency Business finances loan originations with several committed and uncommitted warehouse credit facilities on a short-term basis, as these loans are generally transferred or sold within 60 days from the loan origination date.

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

        Disposition Policies.    Our Manager evaluates the asset portfolio in our Structured Business on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds for debt reduction, additional acquisitions, or working capital purposes.

        Equity Capital Policies.    Subject to applicable law, our Board of Directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities and convertible debt instruments, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions of property. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our Board of Directors.

        Conflicts of Interest Policies.    We, our executive officers, and our Manager face conflicts of interests because of our relationships with each other. Our Manager has approximately 36.6% of the voting interest in our stock as of December 31, 2016. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of our Manager and beneficially owns approximately 92% of the outstanding membership interests of our Manager. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts that own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of structured securitization and Mr. Guziewicz, our chief credit officer, are members of our Manager's executive committee and, excluding Mr. Kaufman, own minority membership interests in our Manager.

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

  •
  Our Board of Directors adopted a policy that decisions concerning our management agreement with our Manager, including termination, renewal and enforcement thereof or our participation in any transactions with our Manager or its affiliates outside of the management agreement, including our ability to purchase securities and mortgages or other assets from our Manager, or our ability to sell securities and assets to our Manager, must be reviewed and approved by a majority of our independent directors. Pursuant to the agreement giving us the option to purchase the management agreement through July 2018, the Special Committee of our Board, formed to negotiate the Acquisition of our Manager's Agency Business, has the authority to exercise the option.

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

        Our Board of Directors has approved the operating policies and the strategies set forth above. Our Board of Directors has the power to modify or waive these policies and strategies, or amend our agreements with our Manager, without the consent of our stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affects the policies and strategies mentioned herein or that change our assessment of the market may cause our Board of Directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or a transaction between us, and our Manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consists of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

Federal and State Regulation of Commercial Real Estate Lending Activities

        Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the U.S. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges and other charges, require disclosures to borrowers and prohibit illegal discrimination. Although many states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers and loan servicers and adequate disclosure of certain contract terms. We are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the U.S. Department of the Treasury's Office of Foreign Asset Control and other federal and state securities laws and regulations. These legal and regulatory requirements that apply to us are subject to change from time to time and may become more restrictive, making compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct its business in the manner that it is now conducted.

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

Requirements of the GSEs and HUD

        To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by these entities, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We are required to originate loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by these agencies. If we fail to comply with the requirements of any of these programs, the agencies may terminate or withdraw our licenses and approvals to participate in the GSE programs. In addition, the agencies have the authority under their guidelines to terminate a lender's authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on our operations and could result in further disqualification with other counterparties.

Competition

        We face significant competition across our business, including, but not limited to, other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, some of which may have greater name recognition, financial resources and lower costs of capital available to them. In addition, there are numerous institutions with asset acquisition objectives similar to ours, and others may be organized in the future which may increase competition. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans, our origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition.

        We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry experience, including the knowledge of local and national commercial real estate market conditions, loan product expertise and the ability to analyze and manage credit risk. Our competitors also seek to compete aggressively on the basis of these factors and our success depends on the ability to offer attractive loan products, provide superior service, demonstrate its industry knowledge and experience, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors, or enhance the competitive strength of our existing competitors.

        Although management believes that we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter increased competition in the future that could limit our ability to compete effectively.

Employees

        At December 31, 2016, we employed 288 individuals. In addition, there are approximately 100 individuals employed by our Manager who, through the management agreement, allocate a portion of their time to us. None of our employees or our Manager's employees are represented by a union or subject to a collective bargaining agreement, and we never experienced a work stoppage.

Corporate Governance and Internet Address

        Our internet address is www.arborrealtytrust.com. All of our filings with the Securities and Exchange Commission ("SEC") are made available free of charge through our website, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the committees of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

Item 1A.    Risk Factors

        Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline. The below listed risk factors should not be considered an all inclusive list. New risk factors emerge periodically and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on the Structured Business and the Agency Business.

Risks Related to Our Business

An economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

        We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining real estate values. Declining real estate values would likely limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

        Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis, which occurred in 2007 through 2010. These circumstances materially impact liquidity in the financial markets and result in the scarcity of certain types of financing, and, in certain cases, make certain financing terms less attractive. If economic or market conditions deteriorate, and these adverse conditions return, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us.

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate.

        A decline in economic conditions could negatively impact the credit quality of our loan and investment portfolio and could cause us to experience increases in loan loss reserves, potential defaults and other asset impairment charges.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        We perform an evaluation of our loans on a quarterly basis to determine whether an impairment is necessary and adequate to absorb probable losses. The valuation process for our loan and investment portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Loan repayments are less likely in a volatile market environment.

        In a market in which liquidity is essential to our business, particularly our Structured Business, loan repayments have been a significant source of liquidity for us. If borrowers are unable to refinance loans at maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, in the event the commercial real estate finance market deteriorates, borrowers that are performing on their loans will most likely extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

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

        Conditions in the capital markets could lead to a reduction in our loan and investment portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

Rising interest rates could have an adverse effect on a borrower's ability to make interest payments.

        A significant portion of our loans and borrowings in our Structured Business are variable-rate instruments based on LIBOR. However, a portion of our loan portfolio is fixed-rate or is subject to interest rate floors that limit the impact of a decrease in interest rates. In addition, certain of our borrowings are also fixed rate or are subject to interest rate swaps that hedge our exposure to interest rate risk on fixed rate loans financed with variable rate debt. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

        Our future success depends, to a significant extent, upon the continued services of key personnel. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of relationships they have developed with developers and owners of multifamily and commercial properties and other financial institutions are critical to our success. We cannot assure their continued employment as our officers. In addition, we remain dependent on the services of our Manager and its employees. The loss of services of one or more members of our or our Manager's management team could harm our business and our prospects.

The real estate investment business is highly competitive. Our success depends on our ability to compete with other providers of capital for real estate investments.

        Our business is highly competitive. Competition may cause us to accept economic or structural features in our investments, particularly in our Structured Business, that we would not have otherwise accepted and it may cause us to search for investments in markets outside of our traditional product expertise. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity vehicles with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources and lower costs of capital than we do, which provides them with greater operating flexibility and a competitive advantage relative to us.

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

        As we acquire or originate investments, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to produce rates of return comparable to returns on our previous or existing investments.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before making a loan to a borrower, we assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In performing our due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We invest in junior participation loans which may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        In our Structured Business, we invest in junior participation loans which are mortgage loans typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the junior participation loan after payment is made to the senior note holder. Since each transaction is privately negotiated, junior participation loans can vary in their structural characteristics and risks. For example, the rights of holders of junior participation loans to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each junior participation investment. A junior participation may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with a subordinate position in any investment we make could subject us to increased risk of losses.

We invest in mezzanine loans which are subject to a greater risk of loss than loans with a first priority lien on the underlying real estate.

        In our Structured Business, we invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Preferred equity investments involve a greater risk of loss than traditional debt financing.

        In our Structured Business, we invest in preferred equity investments, which involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to other loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the partnership in which we have an interest, and not the property underlying our investment. As a result, we may not recover some or all of our investment.

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

        Given the transitional nature of many of our commercial real estate loans in our Structured Business portfolio, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments would decrease in an economic downturn, making it more difficult for borrowers to meet their payment obligations to us. In the future, some borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

We may not have control over certain of our loans and investments.

        Our ability to manage our structured portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation in an underlying investment; co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or rely on independent third party management or strategic partners with respect to the management of an asset. Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner may have financial difficulties resulting in a negative impact on such assets and may have economic or business interests or goals which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners.

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

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations. See Note 16—Commitments and Contingencies for information on our current litigation.

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

        We believe that we conduct, and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate" are currently exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff's position generally requires a company to maintain at least 55% of its assets directly in "qualifying real estate interests." To constitute as a qualifying real estate interest under this 55% test, an interest in real estate must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in real property owners may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that we do not comply with the 55% test, another exemption or exclusion from registration as an investment company under that Act or other interpretations under the Investment Company Act, or if the SEC no longer permits our exemption, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under that Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Manager and one of our subsidiaries are required to register under the Investment Advisors Act, and are subject to regulation under that Act.

        Our Manager and one of our subsidiaries are subject to the extensive regulation prescribed by the Investment Advisers Act. The SEC oversees activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our Manager or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

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

        We generally finance our Structured Business loans and investments through a variety of means, including credit facilities, senior unsecured notes, junior subordinated notes, CLOs and other structured financings. We generally finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions deteriorate, we cannot assure that these sources are feasible as a means of financing as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term and short-term financing as credit and repurchase facilities may not accommodate our needs. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Credit facilities may contain restrictive covenants relating to our operations.

        Credit facilities may contain various financial covenants and restrictions, including minimum net worth, liquidity and debt-to-equity ratios. Other restrictive covenants contained in credit facility agreements may include covenants that prohibit affecting a change in control, disposing of or encumbering assets being financed, maximum debt balance requirements, and restrictions from making material amendments to underwriting guidelines without lender approval. While we actively manage our loan and investment portfolio, a weak economic environment will make maintaining compliance with future credit facilities' covenants more difficult. If we are not in compliance with any of these covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

        In our Structured Business, our return on investment depends, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CLOs, credit agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels or on attractive terms would have a material adverse effect on the performance of our Structured Business. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CLOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The credit facilities that we may use to finance our investments may require us to provide additional collateral.

        We may use credit facilities to finance investments in the future. If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, lenders may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

        We attempt to structure our leverage, particularly in our Structured Business, such that we minimize the difference between the term of our investments and the term of the leverage we use to finance the investment. In the event our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

        We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage—financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the leverage to fixed rate using hedging strategies. Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

        We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CLOs, bank credit facilities, and other borrowings. The leverage we employ varies depending on the types of assets being financed, availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real estate property subject to debt obligations. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

        Our debt service payments reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

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

        We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments in our Structured Business through the issuance of CLOs. During the period we are acquiring investments for eventual long-term financing through CLOs, we have typically financed these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a CLO securitization. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CLO issuance. In addition, conditions in the debt capital markets may make the issuance of CLOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CLO transaction on terms favorable to us or at all. If we are unable to issue a CLO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

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

        Our current investment program for our Structured Business emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. The majority of our interest-earning assets and interest-bearing liabilities in our Structured Business have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our statement of income.

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

The loss of or changes in our Agency Business's relationships with the GSEs, United States Department of HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

        Currently, the Agency Business originates nearly all of its loans for sale through GSE or HUD programs. The Agency Business is approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in New York, New Jersey and Connecticut, a Freddie Mac Targeted Affordable Housing, Manufactured Housing Community, Seniors Housing and Small Balance Loan Lender nationwide, a HUD MAP and LEAN lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords the Agency Business a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in its relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

        We also originate and sell loans to investment banks through the CMBS conduit markets. If these investment banks discontinue their relationship with us and replacement investors cannot be found on a timely basis, we could be adversely affected.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could materially and adversely affect our Agency Business.

        Currently, the Agency Business originates a majority of its loans for sale through GSE programs. Additionally, a substantial majority of our servicing rights are derived from loans we sell through GSE programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we may originate with the GSEs, which in turn would lead to a reduction in fee and interest income we derive with respect to such loans and would also adversely affect our servicing revenue. These effects would likely cause our Agency Business to realize significantly lower revenues from our loan originations and servicing fees and ultimately would have a material adverse impact on our financial results.

Conservatorships of the GSEs

        In September 2008, the Federal Housing Finance Agency (the "FHFA"), the GSEs' regulator, placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs' assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets, what forms they will have and whether they will continue to exist following conservatorship.

Housing Finance Reform

        Policymakers and others have focused significant attention in recent years on how to reform the nation's housing finance system, including what role, if any, the GSEs should play. In 2011, the Obama Administration released a white paper on the future of housing finance reform. The report provided that the Obama Administration would work with the FHFA to determine the best way to responsibly reduce the GSEs' role in the market and ultimately wind down both institutions. The report identified a number of possible policy steps for winding down the GSEs, reducing the government's role in housing finance and helping bring private capital back to the mortgage market. In August 2013, President Obama publicly discussed the Administration's housing policy priorities, including a core principle that included winding down the GSEs through a responsible transition. In January 2014, the White House issued a fact sheet reaffirming the Administration's view that housing finance reform should include ending the GSEs' business model.

        In addition to the Administration's actions described above, the FHFA has taken a number of steps consistent with the goals laid out in the former Administration's 2011 white paper. In 2012, the FHFA proposed a strategic plan for the GSEs' conservatorships. Among other things, that strategic plan recognized that the GSEs' multifamily business, in contrast to their single-family business, had remained cash flow positive during the recent housing crisis. The strategic plan stated that "generating potential value for taxpayers and contracting the GSEs' multifamily market footprint should be approached differently from single-family, and it may be accomplished using a much different and more direct method."

        In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of "contraction" of the GSEs' multifamily businesses to "maintaining" the businesses. In 2015, the FHFA released the GSEs' 2016 Scorecard (the "2016 Scorecard"), which set the multifamily loan origination caps for each GSE at $31.0 billion ("2016 Caps"), excluding affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans. The 2016 Scorecard also stated that the FHFA will review the agencies estimates of the multifamily loan origination market size on a quarterly basis and, if it determines that the actual 2016 market size was greater than projected, it would apply an appropriate increase, but would not reduce the cap if the actual market size was less than projected. In fact, during 2016, the FHFA increased the 2016 Caps to $36.5 billion for each of the GSEs. The FHFA has released the GSE 2017 Scorecard ("2017 Scorecard"), which kept the loan origination caps for each GSE at $36.5 billion ("2017 Caps"), no change from the 2016 Caps, continues to exclude affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans and maintains its flexibility for quarterly review for potential adjustments should the market be larger than expected. The 2017 Scorecard also provides exclusions for loans to properties in underserved markets including rural, small multifamily and senior assisted living and for loans to finance energy or water efficiency improvements.

        Congress has also continued to consider housing finance reform. In the past few years, members of Congress introduced several bills to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and also place certain restrictions on the GSEs' activities prior to being wound down or placed into receivership. The Trump Administration has made comments indicating that housing finance reform may be on their agenda, however, it is unclear at this time what the Trump Administration's goals are with respect to the future of the GSE's.

        We expect Congress will continue to consider housing finance reform, including conducting hearings and considering legislation that would alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. As a result, there continues to be significant uncertainty regarding the future of the GSEs.

Our Agency Business is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral with Fannie Mae and we are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2016, the Agency Business had pledged $38.1 million as collateral against future losses under $11.18 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2016, the Agency Business's allowance for loss-sharing balance was $32.4 million. We cannot ensure that this balance will be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

        As a loan servicer for GSEs and HUD, we are the primary contact with the borrower throughout the life of the loan and we are responsible, pursuant to agreements with the GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD, or institutional investor, for taking actions to mitigate losses. We believe we have developed an effective asset management process for tracking each loan we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can make recommendations, decisions regarding loss mitigation are within the control of the GSEs, HUD and institutional investors. When loans become delinquent, we may incur additional expenses in servicing and asset managing the loans and we are required to advance principal and interest payments and tax and insurance escrow amounts. Our Agency Business could also be subject to a loss of its contractual servicing fee, and it could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right ("MSR") on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on our Agency Business.

A reduction in the prices paid for the loans and services of our Agency Business or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

        The Agency Business's results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans or services or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae related originations, loans are generally sold as Fannie Mae insured securities to third-party investors. With respect to HUD related originations, loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

        Our Agency Business sells loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition and other market conditions.

        Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have been higher due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

A significant portion of our Agency Business's revenue is derived from loan servicing fees, and declines in, or terminations of, servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

        We expect that loan servicing fees will constitute a significant portion of our Agency Business's revenues for the foreseeable future. Nearly all of these fees are derived from loans that have been originated and sold through GSE and HUD programs. A decline in the number or value of loans that the Agency Business originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. The Agency Business is also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide required notices. In addition, we have contracted with a third party to perform certain routine back-office aspects of loan servicing. If we, or this third party, fail to perform, or we breach, or the third-party causes a breach, of our servicing obligations to the GSEs or HUD, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect our financial results.

We satisfy a portion of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit became unavailable to us for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

        Our Agency Business is required to pledge restricted cash as collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of loss sharing agreements with Fannie Mae. As of December 31, 2016, this requirement totaled $38.1 million, of which $25.0 million was satisfied with a letter of credit issued to Fannie Mae by one of our lenders and the balance funded by cash. Our letter of credit facility expires in October of 2018. The facility is collateralized by the servicing cash flow generated from the Agency Business's Fannie Mae portfolio and contains certain financial and other covenants. If we fail to satisfy any of these covenants, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

The Agency Business is subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by the Agency Business in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

        Our Agency Business bears the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to purchase a loan under certain circumstances, including, for example, a significant casualty event that impacts the condition of a property after we fund the loan and prior to the investor purchase date. We also bear the risk of serious errors in loan documentation that prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. Although the Agency Business has experienced only three failed loan deliveries in its history, none of which had a material impact on its financial condition or results of operations, we can provide no assurance that we will not experience additional failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

        We must make certain representations and warranties concerning each loan we originate for GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the GSE or HUD and certain laws and regulations; the underlying mortgage represents a valid first lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

        In the event of a breach of any representation or warranty, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. Although we believe that we have capable personnel at all levels, uses qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to its own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

        For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by the Agency Business are used to reduce the proceeds required to settle any loss. Our advances may also be reimbursed, to the extent that the default settlement proceeds on the collateral exceed the unpaid principal balance.

        Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the underlying loan until the Ginnie Mae security has been fully paid. In the event of a default on a HUD insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse most of the remaining losses of principal and interest.

        Although the Agency Business has historically funded all required advances from operating cash flow, there can be no assurance we will be able to do so in the future. If the Agency Business does not have sufficient operating cash flows to fund such advances, we may need to finance such amounts. Such financing may not be available to us, or, if it is available, may be costly and could prevent the Agency Business from pursuing its business and growth strategies.

Our Agency Business may not be able to hire and retain qualified loan originators or grow and maintain its relationships with key customers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

        The Agency Business depends on its loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we can motivate or retain them but at higher costs, we could be materially and adversely affected.

Risks Relating to Regulatory Matters

If our Agency Business fails to comply with the numerous government regulations and program requirements of the GSEs and HUD, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing GSE and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct the Agency Business, which could materially and adversely affect our financial results.

        The Agency Business's operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires the Agency Business to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires its DUS lenders to maintain collateral, which may include pledged securities, for their risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

        Regulatory authorities also require the Agency Business to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on the Agency Business and impose requirements and restrictions affecting, among other things: the Agency Business's loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. The Agency Business is also subject to inspection by the GSEs, HUD, and regulatory authorities. Any failure to comply with these requirements could lead to, among other things, the loss of a license as an approved GSE or HUD lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

        Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 60 basis points to 75 basis points, effective as of January 1, 2013, which applied to a large portion of the Agency Business's outstanding Fannie Mae at risk portfolio. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 48 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae has indicated that it may increase collateral requirements in the future, which may adversely impact our Agency Business.

If we fail to comply with laws, regulations and market standards regarding the privacy, use, and security of customer information, or if we are the target of a successful cyber-attack, we may be subject to legal and regulatory actions and our reputation would be harmed.

        We receive, maintain, and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are not aware of any data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks that may have occurred in the past; however, our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses that may have been incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information.

Risks Related to the Agency Business Acquisition

We may be unable to integrate the Agency Business successfully.

        We have and will continue to devote significant management attention and resources to integrating the Agency Business practices and operations with our own. The areas in which we may face risks include:

  •
  challenges of effectively integrating our credit standards, which we believe are material contributors to our success;

  •
  failure to implement or improve internal controls, procedures and policies appropriate for a public company;

  •
  the potential inability to successfully maintain and develop the Agency Business mortgage loan origination and servicing portfolio;

  •
  complexities associated with managing the Acquisition of the Agency Business with our existing business; and

  •
  potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition.

        In addition, it is possible that the integration process could result in diversion of the attention of our management which could adversely affect our ability to achieve the anticipated benefits of the Acquisition.

We may have failed to uncover all liabilities of the Agency Business through the due diligence process prior to the Acquisition, exposing us to potentially large, unanticipated costs.

        We have assumed the liabilities of the Agency Business pursuant to the Acquisition and if we failed to identify all such liabilities, or inadequately valued them, it could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by our Manager and Mr. Kaufman.

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of our Manager, beneficially owns approximately 92% of the outstanding membership interests of our Manager. Our Manager has approximately 36.6% of the voting power of our outstanding stock as of December 31, 2016. As a result of Mr. Kaufman's beneficial ownership of stock held by our Manager as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman has approximately 37.3% of the voting power of our outstanding stock as of December 31, 2016. Because of his position with us and our Manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series (excluding OP Units), unless an exemption is granted by the Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing Ivan Kaufman and our Manager, in relation to Mr. Kaufman's controlling equity interest, C. Michael Kojaian, a former director, as well as three outside investors to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2019, 2017 and 2018, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

 Risks Related to Conflicts of Interest with Our Manager

We are dependent on our Manager with whom we have conflicts of interest.

        We have 288 employees, including Messrs. Kaufman, Weber, Kilgore, and Guziewicz, and are dependent upon our Manager to provide certain services to us that are vital to our operations. Our Manager has approximately 36.6% of the voting power of the outstanding shares of our capital stock as of December 31, 2016 and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of our Manager, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts which own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber, Kilgore and Guziewicz are members of our Manager's executive committee and all, but excluding Mr. Kaufman, own minority membership interests in our Manager.

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

        We have entered into a management agreement with our Manager under which our Manager provides us with certain professional services, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources.

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

        Our Manager has broad discretion, within the general investment criteria established by our Board of Directors, to allocate our capital and to determine the timing of investment of such capital. Such discretion could result in allocation of capital to assets, particularly in our Structured Business, where the investment returns are substantially below expectations or that result in net operating losses, which would materially and adversely affect our business, operations and results.

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

The Acquisition may have adverse tax consequences.

        The Acquisition is intended to constitute, for U.S. federal income tax purposes, a part sale and a part tax-deferred contribution by ACM to ARLP, and the subsequent contribution of the acquired assets and operations to our subsidiary Arbor Realty SR, Inc. is intended to constitute a tax-deferred contribution to Arbor Realty SR, Inc. As a result, neither we nor holders of our common stock, in respect of those common stock holdings, are expected to recognize gain or loss for U.S. federal income tax purposes as a result of the Acquisition.

        However, as REITs, we and Arbor Realty SR, Inc. generally are unable to directly hold certain of the acquired assets and operations in connection with the Acquisition. As a result, we are holding those assets and operations through taxable REIT subsidiaries (each, a TRS) of Arbor Realty SR, Inc. A TRS is subject to regular corporate income tax on its net income. As a result, the net income generated by those operations generally are subject to regular corporate income tax.

        Moreover, under the REIT asset tests (i) no more than 25% of our total gross assets may consist of nonqualifying assets, including the stock or other securities of one or more TRSs and other nonqualifying assets (such as goodwill and similar assets we acquired as a result of the Acquisition), and (ii) for 2018 and subsequent taxable years, no more than 20% of our total gross assets may consist of the stock or other securities of one or more TRSs. In addition, although dividends payable by TRSs constitute qualifying income for purposes of the 95% REIT gross income test, they are nonqualifying income for purposes of the 75% REIT gross income test. Accordingly, if the value of the business we acquired or the income generated thereby increases relative to the value of our other, REIT-compliant assets and income, we or Arbor Realty SR, Inc. may fail to satisfy one or more of the requirements applicable to REITs. Although the Acquisition is not expected to adversely affect our ability, or that of Arbor Realty SR, Inc., to continue to qualify as a REIT in the future, no assurances can be given in that regard.

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

        To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting securities, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

        As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders. In order to qualify for the tax benefits afforded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of a future downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends. The timing and amount of dividends are in the sole discretion of our Board of Directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

We may need to borrow funds to satisfy our REIT distribution requirements, and a portion of our distributions may constitute a return of capital. Debt service on any borrowings for this purpose will reduce our cash available for distribution.

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

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations we could be required to borrow funds, issue stock or sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

        Under the current tax legislation, capital gain income (including capital gain dividends that we pay) and ordinary income (including dividends that we pay which are not capital gain dividends) are generally taxable at top marginal rates of 20% and 39.6%, respectively. In addition, certain U.S. stockholders who are individuals, trusts or estates and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on our dividends and gain from the sale of our stock. A portion of our dividends may be eligible for preferential rates in the future as "qualified dividend income," which has a top individual tax rate of 20% to U.S. stockholders. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have a retroactive effect, and could adversely affect us or our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principle corporate offices are located in leased space at 333 Earle Ovington Boulevard, Uniondale, New York, 11553.

Item 3.    Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 16—Commitments and Contingencies—Litigation of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." On February 24, 2017, the closing sale price for our common stock, as reported on the NYSE, was $7.36 and there were 9,492 record holders of our common stock, including persons holding shares in broker accounts under street names. The following table shows the intra-day high and low sales prices per share as reported on the NYSE and dividends declared and paid for the past two years.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2016				2015
Fourth Quarter(1)	$7.88	$6.92	$0.16	Fourth Quarter	$7.31	$6.25	$0.15
Third Quarter	$7.99	$7.00	$0.16	Third Quarter	$6.94	$6.03	$0.15
Second Quarter	$7.20	$6.59	$0.15	Second Quarter	$7.21	$6.55	$0.15
First Quarter	$7.35	$6.01	$0.15	First Quarter	$7.42	$6.75	$0.13

(1)
On March 1, 2017, our Board of Directors declared a dividend of $0.17 per common share for the fourth quarter of 2016.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2016 regarding the 2014 Omnibus Stock Incentive Plan (the "2014 Plan") and the incentive compensation provisions of our management agreement with our Manager, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2014 Omnibus Stock Incentive Plan(1)	0	N/A	735,013
Incentive compensation pursuant to management agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	735,013

(1)
On May 20, 2014, the stockholders approved the 2014 Plan.

(2)
Pursuant to the terms of our management agreement with our Manager, at least 25% of the incentive compensation earned by our Manager is payable in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive compensation is being paid. Our Manager has the right to elect to receive 100% of the incentive compensation in shares of our common stock. See Note 20—Agreements and Transactions with Related Parties for information on our management agreement and incentive compensation payable to our Manager thereunder.

(3)
The number of securities remaining available for future issuance to our Manager as incentive compensation pursuant to the management agreement depends on the amount of incentive compensation earned by our Manager in the future and therefore is not yet determinable. We incurred no incentive compensation pursuant to the management agreement in 2016, 2015 or 2014.

Performance Graph

        The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REIT Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2011 to December 31, 2016. The graph assumes a $100 investment on January 1, 2012 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2016.

Total Return Performanace

	Period Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Arbor Realty Trust, Inc.	100.00	179.23	213.32	233.60	268.86	305.89
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All REIT	100.00	120.14	124.00	157.66	161.27	176.24
FTSE NAREIT Mortgage REITs	100.00	119.89	117.54	138.56	126.26	155.11

        In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this report. Prior period amounts have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2016(1)	2015	2014	2013	2012
Operating Data:
Interest income	$116,172,621	$106,768,542	$106,716,344	$99,031,623	$79,998,762
Other interest income, net	2,539,274	7,884,344	—	—	—
Interest expense	63,622,771	49,720,132	47,903,458	42,065,151	40,866,832
Net interest income	55,089,124	64,932,754	58,812,886	56,966,472	39,131,930
Gain on sales, including fee-based services, net	24,594,090	—	—	—	—
Mortgage servicing rights	44,940,760	—	—	—	—
Servicing revenue, net	9,054,199	—	—	—	—
Employee compensation and benefits	38,647,446	17,500,457	13,978,223	12,042,332	10,173,572
Selling and administrative	17,586,871	9,392,136	9,600,139	9,253,247	7,882,914
Acquisition costs	10,261,902	3,133,681	—	1,350,000	—
Impairment loss on real estate owned	11,200,000	—	250,000	—	—
Provision for loss sharing	2,234,823	—	—	—	—
Provision for loan losses (net of recoveries)	(134,101)	4,466,886	(308,511)	4,287,652	22,946,396
Management fee—related party	12,600,000	10,900,000	9,900,000	10,900,000	10,000,000
Gain on acceleration of deferred income	—	19,171,882	—	—	—
Gain on sale of real estate	11,630,687	7,784,021	1,603,763	—	3,953,455
Gain on sale of equity interests, net	—	—	66,745,517	—	—
Gain on extinguishment of debt	—	—	—	4,930,772	30,459,023
Income (loss) from equity affiliates	12,994,607	12,300,516	248,658	(204,475)	(697,856)
Income from continuing operations	62,480,893	53,428,814	93,048,490	21,298,737	16,388,417
Net income	62,480,893	53,428,814	93,048,490	21,298,737	21,716,455
Preferred stock dividends	7,553,720	7,553,720	7,256,255	4,506,583	—
Net income attributable to common stockholders	42,796,132	45,875,094	85,792,235	16,667,955	21,500,888
Share Data:
Income from continuing operations per share, basic(2)	0.83	0.90	1.71	0.39	0.60
Income per share, basic(2)	0.83	0.90	1.71	0.39	0.80
Income from continuing operations per share, diluted(2)(3)	0.83	0.90	1.70	0.39	0.59
Income per share, diluted(2)(3)	0.83	0.90	1.70	0.39	0.79
Dividends declared per common share	0.62	0.58	0.52	0.50	0.29

	December 31,
	2016(1)	2015	2014	2013	2012
Balance Sheet Data:
Loans and investments, net	$1,695,732,351	$1,450,334,341	$1,459,475,650	$1,523,699,653	$1,325,667,053
Loans held-for-sale, net	673,367,304	—	—	—	—
Capitalized mortgage servicing rights, net	227,742,986	—	—	—	—
Goodwill and other intangible assets	97,489,884	—	—	—	—
Total assets	2,970,786,246	1,827,391,944	1,866,494,039	1,868,383,412	1,694,025,602
Total debt	2,018,118,058	1,173,188,920	1,246,080,417	1,269,701,365	1,286,734,643
Redeemable preferred stock	89,508,213	89,295,905	89,295,905	67,654,655	—
Total equity	747,037,928	565,090,775	535,455,471	437,596,282	231,261,122

	Year Ended December 31,
	2016(1)	2015	2014	2013	2012
Loan Volume Data:
Structured Business Originations
New loan originations	$847,682,500	$828,217,500	$900,666,405	$591,537,200	$274,516,550
Loan payoffs / paydowns	553,408,734	828,669,556	972,311,886	402,162,170	269,904,723
Agency Business Originations
Fannie Mae	$1,668,581,271	$—	$—	$—	$—
Freddie Mac	456,421,660	—	—	—	—
FHA	24,629,823	—	—	—	—

Total	$2,149,632,754	$—	$—	$—	$—

Total loan commitment volume	$2,129,720,318	$—	$—	$—	$—

	Year Ended December 31,
	2016(1)	2015	2014	2013	2012
Agency Business Loan Sales
Fannie Mae	$1,130,391,796	$—	$—	$—	$—
Freddie Mac	332,319,660	—	—	—	—
FHA	29,672,932	—	—	—	—

Total(4)	$1,492,384,388	$—	$—	$—	$—

Sales margin (fee-based services as a % of loan sales)	1.65%	—	—	—	—

MSR rate (MSR income as a % of loan commitments)	2.11%	—	—	—	—

Other Data:
Funds from operations(5)	$56,882,741	$43,901,754	$92,078,433	$25,008,952	$23,541,918
Adjusted funds from operations(5)	48,991,867	58,262,139	95,421,635	26,959,094	28,073,563
Funds from operations per share, diluted(5)	0.92	0.86	1.83	0.58	0.87
Adjusted funds from operations per share, diluted(5)	0.79	1.14	1.89	0.63	1.03

(1)
The information presented for 2016 includes the operating results and financial data of the Acquisition, which was completed on July 14, 2016. See Note 22—Segment Information for additional details of the operating results and financial data pertaining to the Agency Business acquired.

(2)
Excluding the impact of a $58.1 million non-cash net gain on the sale of an equity interest in 2014, basic and diluted income per share for the year ended December 31, 2014 would have each been $0.55.

(3)
In 2009, we issued one million warrants as part of a debt restructuring which had a dilutive effect for the years ended December 31, 2013 and 2012. In 2014, we acquired and cancelled all of the warrants.

(4)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

(5)
See Non-GAAP Financial Measures below for definitions and calculations of funds from operations and adjusted funds from operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the sections of this report entitled "Risk Factors," "Forward-Looking Statements," and "Selected Financial Data," along with the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included in this report.

Overview

        We invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, which we refer to as our Structured Business. As a result of the Acquisition, we also now originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We refer to our activities we engage in as a result of the Acquisition as our Agency Business. See Note 1—Description of Business for additional details about our business segments and Note 3—Acquisition of Our Manager's Agency Platform for further details about the Acquisition. We organize and conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

        Our operating performance is primarily driven by the following factors:

        Net interest income earned on our investments.    Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield on our assets increases or the cost or borrowings decreases, this will have a positive impact on earnings. However, if the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. We recognize the bulk of our net interest income from our Structured Business. Additionally, we recognize net interest income from loans originated through our Agency Business, which are generally sold within 60 days of origination.

        Fees and other revenue recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs.    Revenue recognized from the origination and sale of mortgage loans consists of commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans, net of any direct loan origination costs incurred. These fees and gains are collectively referred to as gain on sales, including fee-based services, net. We record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans, net of amortization on the MSR assets recorded. These origination, selling and servicing fees and other revenue began in the third quarter as a result of the Acquisition and are included in our Agency Business results. Although we (through our Manager) have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

        Income earned from our structured transactions.    Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Income from these investments comprised a significant portion of our operating results during 2015 and 2016. Our joint venture investment in a residential mortgage banking business currently comprises the majority of income recognized from equity affiliates. If interest rates rise significantly in the future, it is likely that income from this investment will significantly decrease. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for our structured transactions within our Structured Business.

        Credit quality of our loans and investments, including our servicing portfolio.    Effective portfolio management is essential to maximize the performance and value of our loan and investment and servicing portfolios. Maintaining the credit quality of the loans in our portfolios is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

Significant Developments During 2016

        Acquisition of our Manager's Agency Business.    On July 14, 2016, we completed the Acquisition of our Manager's Agency Business for an aggregate purchase price of $275.8 million. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager approximated $292.5 million. In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the aggregate purchase price. Total revenues and pre-tax income of the Agency Business from the date of Acquisition, which is included in the consolidated statements of income for 2016, were $85.6 million and $41.8 million, respectively. We incurred legal and advisory fees totaling $10.3 million during 2016 in connection with the Acquisition. As a result of the Acquisition, we now evaluate our results of operations from two business segments: our Structured Business and our Agency Business. See Note 3—Acquisition of Our Manager's Agency Platform and Note 22—Segment Information for additional details of the Acquisition and segments.

        Capital Markets Activity.    The following significant activity occurred during 2016:

  •
  In October 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes which mature on October 1, 2019 for net proceeds of $82.4 million;

  •
  In August 2016, we amended the equity distribution agreement with JMP Securities LLC under which we may offer and sell up to 7,500,000 common shares in "At-The-Market" equity offerings with JMP Securities. We have not sold any shares under this agreement during 2016; and

  •
  In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

        Dividend.    We raised our quarterly common dividend to $0.17 per share in the first quarter of 2017, a 13% increase over the quarterly common dividend paid in the prior year comparable quarter of $0.15 per share.

        Agency Business Activity.    The following significant activity occurred during 2016:

  •
  Loan originations from the Acquisition date (July 14, 2016) totaled $2.15 billion;

  •
  Loan sales from the Acquisition date totaled $1.49 billion, excluding $418.2 million of sales on loans that were acquired as part of the Acquisition; and

  •
  Our servicing portfolio grew from $11.94 billion at the Acquisition date to $13.56 billion at December 31, 2016, a 14% increase since we acquired the servicing portfolio in July 2016.

        Structured Business Activity.    The following significant activity occurred during 2016:

Loan and Investment Activity

  •
  Our loan and investment portfolio grew 17% through loan originations that totaled $847.7 million with a weighted average interest rate of 6.74%;

  •
  Loan runoff was $553.4 million comprised of payoffs totaling $515.6 million with a weighted average interest rate of 7.03% and partial paydowns totaling $37.8 million with a weighted average interest rate of 6.18%;

  •
  We recognized income from equity investments totaling $13.0 million, primarily comprised of $9.5 million from our interest in a residential mortgage banking business and $2.8 million of cash distributions received from one of our equity investments. Through our investment in a joint venture that invests in non-qualified residential mortgages, we funded $5.9 million of mortgage purchases and received cash distributions totaling $13.0 million from the sale of mortgage assets, which was classified as a return of capital;

  •
  During 2016, we sold most of the remaining real estate owned assets, including three multifamily properties and a hotel property for a total of $50.7 million, recognizing gains totaling $11.6 million. We used the proceeds from the multifamily sale to payoff the $27.1 million outstanding debt on these properties. In addition, we recorded an impairment loss of $11.2 million on the remaining hotel property we own as a result of an impairment analysis performed in the second quarter; and

  •
  In April 2016, additional funds held in escrow from a defaulted first mortgage that paid off were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. The $1.9 million of income consisted of other interest income totaling $2.5 million, partially offset by $0.6 million of expenses, which were recorded in employee compensation and benefits. See Note 4—Loans and Investments for additional details.

Financing Activity

  •
  In December 2016, we completed the unwinding of a collateralized securitization vehicle ("CLO III"), redeeming $281.3 million of outstanding notes which were repaid primarily from refinancing of the remaining assets within our financing facilities and other CLOs, as well as with cash held by CLO III, and expensed $1.0 million of deferred fees into interest expense;

  •
  In September 2016, we entered into a three-year $50.0 million credit facility to finance first mortgage loans on healthcare facilities that bears interest at rates ranging from 250 basis points to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2019 with two one-year extension options; and

  •
  In August 2016, we closed our sixth collateralized securitization vehicle ("CLO VI") totaling $325.0 million of real estate related assets and cash, of which $250.3 million of investment-grade notes were issued and a $74.8 million equity interest in the portfolio was retained by us.

        Subsequent Events.    The following significant activity occurred subsequent to December 31, 2016:

  •
  In January 2017, we issued an additional $13.8 million of the 6.50% convertible senior unsecured notes under the same terms as the original issuance in October 2016, which increased the aggregate outstanding principal amount to $100.0 million. We received net proceeds of $13.4 million from this additional offering; and

  •
  In February 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.9 million and expect to record a gain on extinguishment of debt of approximately $7.2 million in the first quarter of 2017.

Current Market Conditions, Risks and Recent Trends

        Our ability to execute our business strategy, particularly the growth of our Structured Business portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms. The previous economic downturn that occurred in 2007 through 2010 had a significant negative impact on both us and our borrowers. If similar economic conditions recur in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

        We rely on the capital markets to generate capital for financing the growth of our Structured Business. During 2016, we closed a new collateralized securitization offering, whereby we issued $250.3 million of investment-grade notes and entered into a new $50.0 million financing facility. We also issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes. In January 2017, we issued an additional $13.8 million of the convertible senior notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base. If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

        As a result of the Acquisition, we are now a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The FHFA 2017 Scorecard established Fannie Mae's and Freddie Mac's 2017 Caps at $36.5 billion each for the multifamily finance market, no change from the 2016 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high-and very-high cost markets and allows for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2017 Caps upward should the market be larger than expected. In fact, in 2016, the caps were increased by $5.5 billion to $36.5 billion by year end. The 2017 Scorecard also provides exclusions for loans to properties in underserved markets including rural, small multifamily and senior assisted living and for loans to finance energy or water efficiency improvements. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans and non-cash gains related to MSRs. A decline in our GSE originations would negatively impact our financial results as non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

        The Federal Reserve raised its targeted Fed Funds Rate by 25 basis points during the fourth quarter of 2016. To date we have not been significantly impacted by this increase and do not anticipate a significant decline in origination volume or profitability as a result of the increase as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

        The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets. In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new mortgage loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties. Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

        The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio. We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, since 2013, the levels of modifications and delinquencies have generally declined as property values increase and borrowers' access to financing has improved. If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2016 to December 31, 2015:

        Cash and cash equivalents decreased $50.1 million, primarily due to net cash consideration paid in connection with the Acquisition, funding new loan originations and investments, distributions from unwinding CLO III, along with payment of distributions to our stockholders, partially offset by loan payoffs, proceeds from convertible notes, transferring loans into our CLO vehicles, property sales and interest from our investments.

        Restricted cash decreased $32.1 million, excluding the restricted cash of $13.1 million from the Agency Business acquired, primarily due to the transfer of loans into our CLO vehicles and distributions from unwinding CLO III, partially offset by payoffs and paydowns on our CLO loans and issuance proceeds available from CLO VI. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans. The restricted cash from the Agency Business acquired represents the cash collateral for possible losses resulting from the loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

        Our loan and investment portfolio balance from our Structured Business was $1.80 billion and $1.56 billion at December 31, 2016 and 2015, respectively. This increase was primarily due to loan originations exceeding loan payoffs and other reductions by $294.3 million, see below for details.

        Our portfolio had a weighted average current interest pay rate of 5.71% and 5.63% at December 31, 2016 and 2015, respectively. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.39% and 6.32% at December 31, 2016 and 2015, respectively. Advances on our financing facilities totaled $1.35 billion and $1.18 billion at December 31, 2016 and 2015, respectively, with a weighted average funding cost of 3.91% and 3.70%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 4.45% and 4.12%

at December 31, 2016 and 2015, respectively. Activity from our Structured Business portfolio was comprised of the following:

	Year Ended December 31,
	2016	2015
Loans originated	$847,682,500	$828,217,500
Number of loans	70	70
Weighted average interest rate	6.74%	6.87%
Loans paid-off	$515,612,734	$716,154,152
Number of loans	45	66
Weighted average interest rate	7.03%	6.90%
Loans partially paid-off	$37,796,000	$112,515,404
Number of loans	9	16
Weighted average interest rate	6.18%	5.08%
Loans extended	$569,134,421	$274,350,887
Number of loans	51	41

        Our loans held-for-sale, net from the Agency Business was $673.4 million at December 31, 2016, which represents commercial mortgages originated through the Fannie Mae, Freddie Mac and HUD programs. These loans are generally sold within 60 days from the loan origination date. Loan and investment activity from our Agency Business for 2016 was comprised of the following:

	Loan Originations	Loan Sales(1)
Fannie Mae	$1,668,581,271	$1,130,391,796
Freddie Mac	456,421,660	332,319,660
FHA	24,629,823	29,672,932

Total	$2,149,632,754	$1,492,384,388

(1)
Excludes $418.2 million of sales on loans that were acquired on July 14, 2016 as part of the Acquisition.

        Since December 31, 2016, our Structured Business originated 9 new loans totaling $86.3 million and received a total of $63.7 million for the repayment of 6 loans. The Agency Business originated 91 new loans totaling $641.7 million and sold 133 loans totaling $1.00 billion.

        Our capitalized mortgage servicing rights, net from the Agency Business acquired was $227.7 million at December 31, 2016, which represents the estimated value of our rights to service mortgage loans for others. The weighted average estimated life remaining of our MSRs was approximately 6.9 years at December 31, 2016.

        Investments in equity affiliates increased $3.1 million, primarily due to income of $9.5 million recognized from our investment in a residential mortgage banking business and an additional $5.9 million contribution made in our investment in non-qualified residential mortgages. These increases were substantially offset by cash distributions totaling $13.0 million received from our non-qualified residential mortgage investment as a result of the joint venture selling most of its mortgage assets, which were classified as a return of capital.

        Our real estate owned assets (owned and held-for-sale) decreased $50.0 million, primarily from selling three multifamily properties and a hotel property with an aggregate carrying value of $37.3 million and recording an $11.2 million impairment on a hotel property.

        We recorded intangible assets totaling $73.3 million and goodwill of $26.7 million in connection with the Acquisition. Of the intangible asset total, $44.3 million represents finite-lived assets that will be amortized over the estimated useful lives of such assets, which was estimated to be 8.4 years at the Acquisition date.

        Other assets increased $18.6 million, primarily from assets acquired in the Acquisition.

Liabilities—Comparison of balances at December 31, 2016 to December 31, 2015:

        Credit facilities and repurchase agreements increased $110.2 million, excluding credit facilities totaling $660.1 million related to the Agency Business. The increase was primarily due to funding of new loan activity. The Agency Business credit facilities are used to fund loans that are originated through the GSE and HUD programs and are primarily secured by our loans held-for-sale, which are generally sold within 60 days from loan origination.

        Collateralized loan obligations decreased $30.5 million due to the unwind of CLO III totaling $281.3 million, substantially offset by the issuance of CLO VI, where we issued $250.3 million of CLO notes.

        In the fourth quarter of 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes for net proceeds of $82.4 million. The principal amount, net of deferred financing fees, recorded as a liability was $80.2 million and the remaining $2.2 million was allocated to the conversion feature and recorded as a component of additional paid-in capital. See Note 12—Debt Obligations for additional details.

        Mortgage note payable—real estate owned decreased $27.2 million, due to the pay-off of these notes with the proceeds from the sale of the remaining multifamily properties.

        In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the purchase price. See Note 12—Debt Obligations.

        Due to borrowers increased $46.4 million, due to an increase in funds held on loan originations.

        We assumed an allowance for loss-sharing in connection with the Acquisition. We maintain this allowance to satisfy our obligation to partially guarantee the performance of the agency loans sold under the Fannie Mae DUS program. Generally, we are responsible for losses equal to the first 5% of the UPB and a portion of any additional losses to an overall maximum of 20% of the original principal balance. At December 31, 2016, this allowance was $32.4 million.

        Other liabilities increased $35.1 million, primarily from the liabilities assumed with the Acquisition, which is comprised mostly of accrued compensation costs and a deferred tax liability.

Equity

        In connection with the Acquisition, we issued 21,230,769 OP Units to our Manager to satisfy a portion of the purchase price. The value of these OP units at the date of Acquisition was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The value of the OP Units are reflected as noncontrolling interest in the consolidated balance sheets.

Distributions

        The following table presents dividends declared (on a per share basis) for 2016:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125
August 3, 2016	$0.16	August 1, 2016	$0.515625	$0.484375	$0.53125
November 2, 2016	$0.16	November 2, 2016	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 1, 2016 was for December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 was for March 1, 2016 through May 31, 2016. The dividend declared on August 1, 2016 was for June 1, 2016 through August 31, 2016. The dividend declared on November 2, 2016 was for September 1, 2016 through November 30, 2016.

        Common Stock—On March 1, 2017, the Board of Directors declared a cash dividend of $0.17 per share of common stock. The dividend is payable on March 21, 2017 to common stockholders of record as of the close of business on March 15, 2017.

        Preferred Stock—On February 3, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2016 through February 28, 2017 and are payable on February 28, 2017 to preferred stockholders of record on February 15, 2017.

Deferred Compensation

        We issued 352,630 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, 67,260 shares to the independent members of the Board of Directors and up to 421,348 performance-based restricted common stock units to our chief executive officer in the first quarter of 2016. See Note 18—Equity for additional details.

Comparison of Results of Operations for Years Ended 2016 and 2015

        The following table provides our consolidated operating results:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
Interest income	$116,172,621	$106,768,542	$9,404,079	9%
Other interest income, net	2,539,274	7,884,344	(5,345,070)	(68)%
Interest expense	63,622,771	49,720,132	13,902,639	28%

Net interest income	55,089,124	64,932,754	(9,843,630)	(15)%

Other revenue:
Gain on sales, including fee-based services, net	24,594,090	—	24,594,090	nm
Mortgage servicing rights	44,940,760	—	44,940,760	nm
Servicing revenue, net	9,054,199	—	9,054,199	nm
Property operating income	14,881,275	27,666,252	(12,784,977)	(46)%
Other income, net	1,041,017	270,360	770,657	nm

Total other revenue	94,511,341	27,936,612	66,574,729	nm

Other expenses:
Employee compensation and benefits	38,647,446	17,500,457	21,146,989	121%
Selling and administrative	17,586,871	9,392,136	8,194,735	87%
Acquisition costs	10,261,902	3,133,681	7,128,221	nm
Property operating expenses	13,501,025	23,237,834	(9,736,809)	(42)%
Depreciation and amortization	5,021,900	5,436,330	(414,430)	(8)%
Impairment loss on real estate owned	11,200,000	—	11,200,000	nm
Provision for loss sharing	2,234,823	—	2,234,823	nm
Provision for loan losses (net of recoveries)	(134,101)	4,466,886	(4,600,987)	(103)%
Management fee—related party	12,600,000	10,900,000	1,700,000	16%

Total other expenses	110,919,866	74,067,324	36,852,542	50%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, income from equity affiliates and provision for income taxes	38,680,599	18,802,042	19,878,557	106%
Gain on acceleration of deferred income	—	19,171,882	(19,171,882)	nm
Loss on termination of swaps	—	(4,629,647)	4,629,647	nm
Gain on sale of real estate	11,630,687	7,784,021	3,846,666	49%
Income from equity affiliates	12,994,607	12,300,516	694,091	6%
Provision for income taxes	(825,000)	—	(825,000)	nm

Net income	62,480,893	53,428,814	9,052,079	17%

Preferred stock dividends	7,553,720	7,553,720	—	—
Net income attributable to noncontrolling interest	12,131,041	—	12,131,041	nm

Net income attributable to common stockholders	$42,796,132	$45,875,094	$(3,078,962)	(7)%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$1,510,811	$95,211	6.28%	$1,348,245	$88,816	6.59%
Mezzanine / junior participation loans	111,018	7,762	6.97%	138,328	10,175	7.36%
Preferred equity investments	78,620	5,809	7.37%	104,064	7,103	6.83%
Securities	—	—	—	770	8	1.04%

Core interest-earning assets	1,700,449	108,782	6.38%	1,591,407	106,102	6.67%
Cash equivalents	206,971	840	0.41%	190,044	667	0.35%

Total interest-earning assets	$1,907,420	109,622	5.73%	$1,781,451	106,769	5.99%

Structured Business interest-bearing liabilities:
Warehouse lines	$181,169	6,427	3.54%	$231,339	7,249	3.12%
CLO	846,324	30,239	3.56%	600,643	20,619	3.43%
CDO	—	—	—	55,965	1,104	1.97%
Trust preferred	175,858	6,358	3.61%	175,858	5,700	3.24%
Unsecured debt	117,983	9,718	8.21%	105,586	8,665	8.21%
Other non-recourse	—	—	—	1,749	128	7.32%
Interest rate swaps	—	5,201	—	—	6,255	—

Total interest-bearing liabilities	$1,321,334	57,943	4.37%	$1,171,140	49,720	4.25%

Net interest income		$51,679			$57,049

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $2.9 million, or 3%, for 2016 as compared to 2015, excluding $6.6 million of interest income associated with the Agency Business acquired. The impact of our average core interest-earning assets increasing 7% from $1.59 billion for 2015 to $1.70 billion for 2016 was partially offset by a 4% decrease in the average yield on core interest-earning assets from 6.67% for 2015 to 6.38% for 2016. The increase in our core interest-earning assets was primarily due to loan originations exceeding loan payoffs in 2016. The decrease in the average yield on core interest-earning assets was primarily due to $4.3 million in interest income and fee income from accelerated runoff in 2015, partially offset by $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016 and an increase in the average LIBOR rate.

        Other interest income, net was $2.5 million and $7.9 million for 2016 and 2015, respectively. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage note, at par, that paid off in the subsequent quarter. We initially recognized net other interest income of $7.9 million at the time the note paid off during 2015. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

        Interest expense increased $8.2 million, or 17%, for 2016 as compared to 2015, excluding $5.7 million of interest expense associated with the Agency Business acquired. The increase was primarily due to a 13% increase in the average balance of our interest-bearing liabilities from $1.17 billion for 2015 to $1.32 billion for 2016 and a 3% increase in the average cost of our interest-bearing liabilities from 4.25% for 2015 to 4.37% for 2016. The increase in the average debt balance was due to increased leverage on our portfolio, as well as an increase in the average loan balance from portfolio growth and the issuance of $86.3 million in convertible senior unsecured notes in the fourth quarter of 2016. The increase in the average cost of our interest-bearing liabilities was due to a period-over-period increase in the average LIBOR rate and a higher rate on the convertible senior unsecured notes issued as compared to our overall portfolio, partially offset by a $1.1 million decrease in accelerated fees resulting from the unwind of several of our securitization vehicles and the termination of certain swaps in 2015.

Agency Business Revenue

        Gain on sales, including fee-based services, net was $24.6 million for 2016. The agency loan sales for this period were $1.49 billion and the sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) was 165 basis points.

        Income from MSRs was $44.9 million for 2016. The loan commitments volume was $2.13 billion and the MSR rate (income from MSRs as a percentage of loan commitments volume) was 211 basis points.

        Servicing revenue, net was $9.1 million for 2016, which was comprised of servicing revenue of $30.8 million, partially offset by amortization of MSRs of $21.7 million. The Agency Business servicing portfolio was $13.56 billion with a weighted average servicing fee of 48 basis points at December 31, 2016.

Other Revenue

        Property operating results (income less expenses) decreased $3.0 million, or 69%, for 2016 as compared to 2015, primarily due to the sale of several properties during 2015 and 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

        Employee compensation and benefits expense decreased $2.6 million, or 15%, for 2016 as compared to 2015, excluding $23.8 million of employee compensation and benefits expense associated with the Agency Business acquired. The decrease was primarily due to expenses totaling $2.2 million related to both the $116.0 million defaulted first mortgage that was repaid in 2015 and distributions received from one of our equity investments in 2015.

        Selling and administrative expenses remained relatively flat for 2016 as compared to 2015, excluding $7.9 million of selling and administrative expenses associated with the Agency Business acquired.

        Acquisition costs of $10.3 million and $3.1 million for 2016 and 2015, respectively, represent costs incurred related to the Acquisition, which was completed in July 2016. See Note 3—Acquisition of Our Manager's Agency Platform for further details.

        Depreciation and amortization decreased $3.0 million, or 55%, for 2016 as compared to 2015, excluding $2.6 million of depreciation and amortization associated with the acquired assets of the Agency Business. The decrease was primarily due to the sale of several real estate owned properties during 2015 and 2016.

        Impairment loss on real estate owned was $11.2 million for 2016. During the second quarter of 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss of $11.2 million.

        Provision for loss sharing was $2.2 million for 2016, representing our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of Agency Business loans sold under the Fannie Mae DUS program.

        Provision for loan losses (net of recoveries) totaled $(0.1) million and $4.5 million for 2016 and 2015, respectively. During 2015, we recognized a $6.5 million provision for loan losses related to five loans and recorded net recoveries of previously recorded loan losses of $2.0 million.

        Management fee—related party increased $1.7 million, or 16%, for 2016 as compared to 2015, primarily due to compensation related costs incurred by employees of our Manager in connection with services they performed related to the Agency Business acquired.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

        In connection with the unwind of CDO I, II and III in 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt. See Note 12—Debt Obligations for more details about this gain. We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million. See Note 14—Derivative Financial Instruments for more details about the swap termination.

Gain on Sale of Real Estate

        During 2016, we sold the three multifamily properties and a hotel property for $50.7 million and recognized a gain of $11.6 million. During 2015, we sold three hotel properties and a multifamily property for $41.1 million and recognized a gain of $7.8 million.

Income from Equity Affiliates

        Income from equity affiliates increased $0.7 million, or 6%, for 2016 as compared to 2015. In 2016, we recognized income of $9.5 million from our investment in a residential mortgage banking business and $2.8 million from a distribution received from one of our equity investments. In 2015, we recognized income of $6.6 million from our investment in a residential mortgage banking business and received $5.5 million in distributions from one of our equity investments.

Provision for Income Taxes

        The provision for income taxes was $0.8 million for 2016, which consisted of a current provision of $2.4 million and a deferred benefit of $1.5 million. The provision is net of net operating losses of $11.4 million and the release of a valuation allowance of $5.4 million at the TRS Consolidated Group. The provision primarily represents federal and state taxes related to the Agency Business which was acquired by the TRS Consolidated Group on July 14, 2016.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the 21,230,769 OP Units issued to our Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 29.2% of our outstanding stock at December 31, 2016. The OP Units are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Comparison of Results of Operations for Years Ended 2015 and 2014

        The following table provides our consolidated operating results:

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
Interest income	$106,768,542	$106,716,344	$52,198	nm
Other interest income	7,884,344	—	7,884,344	nm
Interest expense	49,720,132	47,903,458	1,816,674	4%

Net interest income	64,932,754	58,812,886	6,119,868	10%

Other revenue:
Property operating income	27,666,252	32,641,249	(4,974,997)	(15)%
Other income, net	270,360	1,645,465	(1,375,105)	(84)%

Total other revenue	27,936,612	34,286,714	(6,350,102)	(19)%

Other expenses:
Employee compensation and benefits	17,500,457	13,978,223	3,522,234	25%
Selling and administrative	9,392,136	9,600,139	(208,003)	(2)%
Acquisition costs	3,133,681	—	3,133,681	nm
Property operating expenses	23,237,834	27,857,460	(4,619,626)	(17)%
Depreciation and amortization	5,436,330	7,371,737	(1,935,407)	(26)%
Impairment loss on real estate owned	—	250,000	(250,000)	nm
Provision for loan losses (net of recoveries)	4,466,886	(308,511)	4,775,397	nm
Management fee—related party	10,900,000	9,900,000	1,000,000	10%

Total other expenses	74,067,324	68,649,048	5,418,276	8%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interests, incentive management fee and income from equity affiliates	18,802,042	24,450,552	(5,648,510)	(23)%
Gain on acceleration of deferred income	19,171,882	—	19,171,882	nm
Loss on termination of swaps	(4,629,647)	—	(4,629,647)	nm
Gain on sale of real estate	7,784,021	1,603,763	6,180,258	nm
Gain on sale of equity interests	—	85,793,466	(85,793,466)	nm
Incentive management fee—equity interest— related party	—	(19,047,949)	19,047,949	nm
Income from equity affiliates	12,300,516	248,658	12,051,858	nm

Net income	53,428,814	93,048,490	(39,619,676)	(43)%

Preferred stock dividends	7,553,720	7,256,255	297,465	4%

Net income attributable to common stockholders	$45,875,094	$85,792,235	$(39,917,141)	(47)%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

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

Net Interest Income

        Interest income increased $0.1 million in 2015 as compared to 2014. This increase was primarily due to a 3% increase in the average yield on core interest-earning assets from 6.47% for 2014 to 6.67% for 2015, due to higher interest rates on our originations as compared to runoff during 2014 and 2015. The increase was partially offset by a 3% decrease in our average core interest-earning assets from $1.64 billion for 2014 to $1.59 billion for 2015, primarily due to the full impact in 2015 of loan payoffs exceeding loan originations in 2014.

        Other interest income, net was $7.9 million for 2015. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage note, at par. In the second quarter of 2015, the first mortgage note paid off and as a result, we recognized net other interest income of $7.9 million. There was no such income in 2014.

        Interest expense increased $1.8 million, or 4%, for 2015 as compared to 2014. The average cost of our interest-bearing liabilities increased 7% from 3.99% for 2014 to 4.25% for 2015, primarily due to a

$1.1 million increase in the acceleration of fees resulting from the unwind of several of our securitization vehicles as compared to 2014, as well as from the issuance of $97.9 million of senior unsecured notes in 2014, which carry a higher cost of debt. The increase was partially offset by a 2% decrease in the average balance of our interest-bearing liabilities from $1.20 billion for 2014 to $1.17 billion for 2015. The decrease in the average balance was primarily due to the corresponding decrease in our average core interest-earning assets, partially offset by the full impact of our senior unsecured notes issued in May and August of 2014.

Other Revenue

        Property operating results (income less expenses) are comprised of our multifamily and hotel properties as well as an office building acquired in 2015. Property operating results decreased $0.4 million, or 7%, for 2015 as compared to 2014, primarily due to the sales of several properties during 2014 and 2015.

        Other income, net decreased $1.4 million, or 84%, for 2015, as compared to 2014. During 2014, we recognized $0.9 million of net interest income and gain on the sale of Residential Mortgage Backed Securities ("RMBS") investments, as well as received $0.6 million more in miscellaneous asset management and loan modification fees as compared to 2015.

Other Expenses

        Employee compensation and benefits expense increased $3.5 million, or 25%, for 2015 as compared to 2014, primarily due to expenses totaling $2.2 million related to the $116.0 million defaulted first mortgage that was repaid in 2015 and the distributions received from an equity investment during 2015 as well as a $1.0 million increase in stock-based compensation due to grants issued in 2014 and 2015.

        Acquisition costs of $3.1 million for 2015 represent costs incurred related to the Acquisition, which was completed in July 2016. See Note 3—Acquisition of Our Manager's Agency Platform for further details.

        Depreciation and amortization decreased $1.9 million, or 26%, for 2015 as compared to 2014, primarily due to the sale of several of our multifamily and hotel properties during 2014 and 2015.

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

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

        In connection with the unwind of CDO I and II in the first quarter of 2015 and CDO III in the third quarter of 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt. See Note 12—Debt Obligations for more details about this gain. We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million. See Note 14—Derivative Financial Instruments for more details about the swap termination.

Gain on Sale of Real Estate

        During 2015, we sold three hotel properties for $28.7 million and recognized a gain of $4.8 million and sold a multifamily property for $12.4 million recognizing a gain of $3.0 million. During 2014, we sold three multifamily properties for $21.3 million and recognized a gain of $1.6 million.

Gain on Sale of Equity Interest / Incentive Management Fee

        In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction. We also recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates. See Note 9—Investments in Equity Affiliates for further details. There were no such gains in 2015.

Income from Equity Affiliates

        Income from equity affiliates increased $12.1 million for 2015 as compared to 2014, primarily due to $6.6 million of income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015, as well as from $5.5 million of income from distributions from one of our equity investments. See Note 9—Investments in Equity Affiliates for more details.

Liquidity and Capital Resources

        Sources of Liquidity.    Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and as an approved designated seller/servicer of Freddie Mac's SBL Program, operational liquidity requirements of the GSE agencies, funding future loans and investments, funding operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations. Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common and/or preferred equity securities. Our debt sources include the issuance of floating rate notes resulting from our CLOs, the issuance of various forms of senior unsecured notes, convertible senior unsecured notes, junior subordinated notes and borrowings under warehousing facilities. Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt obligations, revenues from our Agency Business, cash generated from our real estate operations and other investments reduced by expenses and repayments of outstanding loans and investments.

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

        Cash Flows.    Cash flows used in operating activities totaled $197.6 million during 2016. Our cash flows from operating activities consisted primarily of net cash outflows from held-for-sale loans of $238.3 million pertaining to our Agency Business, partially offset by net income, adjusted for noncash items, of $44.5 million. We had net cash outflows from loans-held-for-sale during 2016 due to the timing of agency loan sales as agency loans are generally sold within 60 days of origination. At December 31, 2016, we had loans held-for-sale, net totaling $673.4 million that are expected to be sold in the first quarter of 2017.

        Cash flows used in investing activities totaled $201.9 million during 2016. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $870.2 million, net of payoffs and paydowns of $667.9 million, resulted in a net cash outflow of $202.3 million. Cash paid for the Acquisition was $68.4 million, net of cash acquired. These cash outflows were partially offset by net proceeds received from the sale of properties of $49.0 million and cash distributions received from our investments in equity affiliates of $12.5 million.

        Cash flows provided by financing activities totaled $349.5 million during 2016 and consisted primarily of $3.92 billion of proceeds from the utilization of our debt facilities to fund new loan originations, $250.3 million of proceeds received from the issuance of CLO VI and $86.3 million of proceeds received from the issuance of convertible senior unsecured notes, which was primarily offset by $3.57 billion in paydowns of our debt facilities, outflows of $281.3 million for the redemption of CLO III and $46.2 million in distributions to our OP Units, common and preferred stock.

        Agency Business Requirements.    The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity exceeded the agencies' requirements as of December 31, 2016. See Note 16—Commitments and Contingencies for additional details about our performance regarding these requirements.

        We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in further detail in Note 14—Derivative Financial Instruments and Note 15—Fair Value.

        Debt Facilities.    We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments. The following is a summary of our debt facilities:

	December 31, 2016
Debt Facilities	Commitment	Principal Balance(1)	Available	Maturity Dates
Structured Business
Credit facilities and repurchase agreements	$502,532,966	$248,365,039	$254,167,927	2017 - 2020
Collateralized loan obligations(2)	737,000,000	737,000,000	—	2017 - 2020
Senior unsecured notes	97,860,025	97,860,025	—	2021
Convertible unsecured senior notes	86,250,000	86,250,000	—	2019
Junior subordinated notes	175,858,000	175,858,000	—	2034 - 2037

Structured transaction business total	1,599,500,991	1,345,333,064	254,167,927
Agency Business
Credit facilities(3)	1,275,000,000	660,315,159	614,684,841	2017
Other
Related party financing	50,000,000	50,000,000	—	2021

Consolidated total	$2,924,500,991	$2,055,648,223	$868,852,768

(1)
Principal balance excludes the impact of deferred financing costs.

(2)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2016.

(3)
The ASAP agreement we have with Fannie Mae has no expiration date. The ASAP limit was temporarily increased $100.0 million through March 31, 2017. In addition, two of our credit facilities were temporarily increased a total of $375.0 million through January 31, 2017.

        These debt facilities, including their restrictive covenants, are described in detail in Note 12—Debt Obligations.

        Contractual Obligations.    As of December 31, 2016, we had the following material contractual obligations:

	Payments Due by Period(1)
	Year Ended December 31,
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Totals
Credit facilities and repurchase agreements	$790,888,017	$107,303,215	$7,956,000	$2,532,966	$—	$—	$908,680,198
Collateralized loan obligations(2)	45,509,987	283,018,604	180,402,500	228,068,909	—	—	737,000,000
Senior unsecured notes	—	—	—	—	97,860,025	—	97,860,025
Covertible unsecured senior notes	—	—	86,250,000	—	—	—	86,250,000
Junor subordinated notes(3)	—	—	—	—	—	175,858,000	175,858,000
Related party financing(4)	—	—	—	—	62,500,000	—	62,500,000
Outstanding unfunded commitments(5)	19,878,731	15,864,455	12,323,646	—	—	—	48,066,832
Operating leases(6)	3,082,615	3,594,219	3,325,682	2,875,983	1,464,918	7,664,328	22,007,745

Totals	$859,359,350	$409,780,493	$290,257,828	$233,477,858	$161,824,943	$183,522,328	$2,138,222,800

(1)
Represents principal amounts due based on contractual maturities. Excludes the total projected interest payments on our debt obligations of $50.3 million in 2017, $48.4 million in 2018, $36.6 million in 2019, $27.0 million in 2020, $16.0 million in 2021 and $78.1 million thereafter based on current LIBOR rates.

(2)
Comprised of $219.0 million of CLO IV debt, $267.8 million of CLO V debt and $250.3 million of CLO VI debt with a weighted average contractual maturity of 1.72, 2.01 and 3.19 years, respectively, as of December 31, 2016.

(3)
Represents the face amount due upon maturity. The carrying value is $157.9 million, which is net of a deferred amount of $14.9 million and deferred financing fees of $3.1 million at December 31, 2016.

(4)
Represents the total amount due at the end of the five-year term, including the scheduled increases to the principal balance if the debt remained outstanding until the end of the five-year term.

(5)
In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and building conversions based on criteria met by the borrower in accordance with the loan agreements. The payment due by period is based on the maturity date of underlying loans and is included in loans and investments, net in the consolidated balance sheet.

(6)
Represents the operating lease payments due in connection with our lease of office space for our corporate headquarters and loan origination, support and servicing offices located throughout the U.S. Certain of the office leases have escalation clauses. The total rent expense, since the Acquisition date, was $1.9 million in 2016.

        Off-Balance-Sheet Arrangements.    At December 31, 2016, we had no off-balance-sheet arrangements.

        Inflation.    Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. See "Quantitative and Qualitative Disclosures about Market Risk" below.

        Agreements and Transactions with Related Parties.    We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee. We incurred $12.6 million, $10.9 million and $9.9 million of base management fees for services rendered in 2016, 2015 and 2014, respectively.

        The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.

        In addition, we have conducted several transactions with our Manager and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 20—Agreements and Transactions with Related Parties of this report.

        In February 2016, we entered into a purchase agreement with our Manager to acquire its Agency Business, and on July 14, 2016 we completed the Acquisition for $275.8 million. See Note 3—Acquisition of Our Manager's Agency Platform for further details.

Derivative Financial Instruments

        We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 14—Derivative Financial Instruments for further details surrounding our derivative financial instruments.

Significant Accounting Estimates

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

        A summary of our significant accounting policies is presented in Note 2—Basis of Presentation and Significant Accounting Policies. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change.

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

        We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, as well as the amortization of MSRs and the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate owned property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure. Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

        FFO and AFFO are as follows:

	Year Ended December 31,
	2016	2015	2014(1)
Net income attributable to common stockholders	$42,796,132	$45,875,094	$85,792,235
Subtract:
Gain on sale of real estate	(11,630,687)	(7,784,021)	(1,603,763)
Add:
Net income attributable to noncontrolling interest	12,131,041	—	—
Impairment loss on real estate owned	11,200,000	—	250,000
Depreciation—real estate owned	2,011,903	5,436,330	7,371,737
Depreciation—investments in equity affiliates	374,352	374,351	268,224

Funds from operations(2)	$56,882,741	$43,901,754	$92,078,433
Subtract:
Income from mortgage servicing rights	(44,940,760)	—	—
Impairment loss on real estate owned	(11,200,000)	—	(250,000)
Net gain on changes in fair value of derivatives	(499,279)	—	—
Deferred tax benefit	(1,532,084)	—	—
Add:
Amortization of MSRs	21,704,560	—	—
Depreciation and amortization	3,170,560	—	—
Gain on sale of real estate	11,630,687	7,784,021	1,603,763
Stock-based compensation	3,513,540	3,442,683	1,989,439
Acquisition costs	10,261,902	3,133,681	—

Adjusted funds from operations(2)	$48,991,867	$58,262,139	$95,421,635

Diluted FFO per share(2)	$0.92	$0.86	$1.83

Diluted AFFO per share(2)	$0.79	$1.14	$1.89

Diluted weighted average shares outstanding(2)	61,649,847	51,007,328	50,368,344

(1)
Excluding the impact of a $58.1 million non-cash net gain related to the 450 West 33rd Street transaction (see Note 20—Agreements and Transactions with Related Parties), FFO for 2014 was $34.0 million, or $0.68 per diluted common share and AFFO for 2014 was $37.3 million, or $0.74 per diluted common share.

(2)
Amounts are attributable to common stockholders and OP Units holder. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss due to factors that affect the overall performance of the financial markets such as changes in interest rates, availability of capital, equity prices, real estate values and credit ratings. The primary market risks that we are exposed to are capital markets risk, real estate values, credit risk and interest rate risk.

        Capital Markets Risk.    We are exposed to the risks related to the equity and debt capital markets and our ability to raise capital or finance our business operations through these markets. As a REIT, we are required to distribute at least 90% of our taxable income annually, which significantly limits our ability to accumulate operating cash flow and, therefore, requires us to utilize the equity and debt capital markets to finance our business. To mitigate this risk, we monitor both the equity and debt capital markets to make informed decisions on the amount, timing, type and terms of the capital we raise.

        Real Estate Values and Credit Risk.    Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multifamily and commercial property values, net operating income derived from such properties, and borrowers' credit ratings are subject to volatility and may be negatively affected adversely by a number of factors, including, but not limited to, events such as natural disasters, acts of war, terrorism, local economic and/or real estate conditions (such as industry slowdowns, oversupply of real estate space, occupancy rates, construction delays and costs) and other macroeconomic factors beyond our control. The performance and value of our loan and investment and servicing portfolios depend on the borrowers' ability to operate the properties that serve as collateral so that they produce adequate cash flow to pay their loans. We attempt to mitigate these risks through our underwriting and asset management processes. Our asset management team reviews our portfolios consistently and is in regular contact with borrowers to monitor the performance of the collateral and enforce our rights as necessary.

        Interest Rate Risk.    Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        The operating results of our Structured Business depend in large part on differences between the income from our loans and our borrowing costs. Most of our Structured Business loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. In addition, we have various fixed rate loans in our portfolio that are financed with variable rate LIBOR borrowings. We have entered into interest swaps to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans. Certain of these swaps are scheduled to mature on the original maturity dates of their corresponding loans. However, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan financed with variable debt and, since the corresponding interest swap already matured, a portion of our debt is no longer protected against interest rate risk. Some of our loans and borrowings are subject to interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than on our interest expense. We have utilized interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

        The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of

December 31, 2016, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease(2)	50 Basis Point Increase	50 Basis Point Decrease(2)
Interest income from loans and investments	$1,790,159,966	$3,756,982	$(3,636,451)	$7,513,963	$(5,713,422)
Interest expense from debt obligations	$(1,395,333,064)	2,793,100	(2,793,100)	5,586,200	(5,586,200)

Total net interest income		$963,882	$(843,351)	$1,927,763	$(127,222)

Fair value of derivative financial instruments, net	$(151,843)	$4,784	$(4,787)	$9,565	$(9,577)

(1)
Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)
The quoted one-month LIBOR rate was 0.77% as of December 31, 2016.

        In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        In connection with the Acquisition, we now originate, sell and service a range of multifamily finance products with Fannie Mae, Freddie Mac and HUD through our Agency Business. Our loans held-for-sale to Fannie Mae, Freddie Mac and HUD are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we established the interest rate with the investor.

        In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $7.9 million as of December 31, 2016, while a 100 basis point decrease would increase the fair value by approximately $8.4 million.

Item 8.    Financial Statements and Supplementary Data

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2016 financial statements of Cardinal Financial Company, Limited Partnership, in which the Company has a 16.3% interest as of December 31, 2016. In the consolidated financial statements, the Company's investment in Cardinal Financial Company, Limited Partnership is stated at $25,765,775 as of December 31, 2016 and the Company's equity in the net income of Cardinal Financial Company, Limited Partnership is stated at $9,487,795 for the year ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cardinal Financial Company, Limited Partnership, is based solely on the report of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 3, 2017

 Report of Independent Registered Public Accounting Firm

To the Partners
Cardinal Financial Company, Limited Partnership
Charlotte, North Carolina

        We have audited the balance sheet of Cardinal Financial Company, Limited Partnership (the "Company") as of December 31, 2016, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Company, Limited Partnership as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Richey, May & Co., LLP
Englewood, Colorado

February 13, 2017

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$138,645,430	$188,708,687
Restricted cash	29,314,929	48,301,244
Loans and investments, net	1,695,732,351	1,450,334,341
Loans held-for-sale, net	673,367,304	—
Capitalized mortgage servicing rights, net	227,742,986	—
Available-for-sale securities, at fair value	5,403,463	2,022,030
Investments in equity affiliates	33,948,853	30,870,235
Real estate owned, net	19,491,805	60,845,509
Real estate held-for-sale, net	—	8,669,203
Due from related party	1,464,732	8,082,265
Goodwill and other intangible assets	97,489,884	—
Other assets	48,184,509	29,558,430

Total assets	$2,970,786,246	$1,827,391,944

Liabilities and Equity:
Credit facilities and repurchase agreements	$906,636,790	$136,252,135
Collateralized loan obligations	728,441,109	758,899,661
Senior unsecured notes	94,521,566	93,764,994
Convertible senior unsecured notes, net	80,660,038	—
Junior subordinated notes to subsidiary trust issuing preferred securities	157,858,555	157,117,130
Mortgage note payable—real estate owned	—	27,155,000
Related party financing	50,000,000	—
Due to related party	6,038,707	3,428,333
Due to borrowers	81,019,386	34,629,595
Allowance for loss-sharing obligations	32,407,554	—
Other liabilities	86,164,613	51,054,321

Total liabilities	2,223,748,318	1,262,301,169

Commitments and contingencies (Note 16)
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding and no shares issued and outstanding, respectively; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508,213	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,401,295 and 50,962,516 shares issued and outstanding, respectively	514,013	509,625
Additional paid-in capital	621,931,995	616,244,196
Accumulated deficit	(125,134,403)	(136,118,001)
Accumulated other comprehensive income (loss)	320,917	(4,840,950)

Total Arbor Realty Trust, Inc. stockholders' equity	587,140,735	565,090,775
Noncontrolling interest	159,897,193	—

Total equity	747,037,928	565,090,775

Total liabilities and equity	$2,970,786,246	$1,827,391,944

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
Interest income	$116,172,621	$106,768,542	$106,716,344
Other interest income, net	2,539,274	7,884,344	—
Interest expense	63,622,771	49,720,132	47,903,458

Net interest income	55,089,124	64,932,754	58,812,886

Other revenue:
Gain on sales, including fee-based services, net	24,594,090	—	—
Mortgage servicing rights	44,940,760	—	—
Servicing revenue, net	9,054,199	—	—
Property operating income	14,881,275	27,666,252	32,641,249
Other income, net	1,041,017	270,360	1,645,465

Total other revenue	94,511,341	27,936,612	34,286,714

Other expenses:
Employee compensation and benefits	38,647,446	17,500,457	13,978,223
Selling and administrative	17,586,871	9,392,136	9,600,139
Acquisition costs	10,261,902	3,133,681	—
Property operating expenses	13,501,025	23,237,834	27,857,460
Depreciation and amortization	5,021,900	5,436,330	7,371,737
Impairment loss on real estate owned	11,200,000	—	250,000
Provision for loss sharing	2,234,823	—	—
Provision for loan losses (net of recoveries)	(134,101)	4,466,886	(308,511)
Management fee—related party	12,600,000	10,900,000	9,900,000

Total other expenses	110,919,866	74,067,324	68,649,048

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interests, incentive management fee, income from equity affiliates and provision for income taxes	38,680,599	18,802,042	24,450,552
Gain on acceleration of deferred income	—	19,171,882	—
Loss on termination of swaps	—	(4,629,647)	—
Gain on sale of real estate	11,630,687	7,784,021	1,603,763
Gain on sale of equity interests	—	—	85,793,466
Incentive management fee—equity interest—related party	—	—	(19,047,949)
Income from equity affiliates	12,994,607	12,300,516	248,658
Provision for income taxes	(825,000)	—	—

Net income	62,480,893	53,428,814	93,048,490

Preferred stock dividends	7,553,720	7,553,720	7,256,255
Net income attributable to noncontrolling interest	12,131,041	—	—

Net income attributable to common stockholders	$42,796,132	$45,875,094	$85,792,235

Basic earnings per common share	$0.83	$0.90	$1.71

Diluted earnings per common share	$0.83	$0.90	$1.70

Weighted average shares outstanding:
Basic	51,305,095	50,857,750	50,143,648

Diluted	51,730,553	51,007,328	50,368,344

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
Net income	$62,480,893	$53,428,814	$93,048,490
Unrealized gain (loss) on securities available-for-sale, at fair value	146,973	70,605	(335,157)
Unrealized loss on derivative financial instruments, net	(192,984)	(1,018,587)	(1,318,318)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	5,207,878	6,149,090	12,653,954
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	—	(431,476)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	4,626,192	—

Comprehensive income	67,642,760	63,256,114	103,617,493
Less:
Comprehensive income attributable to noncontrolling interest	12,883,396	—	—
Preferred stock dividends	7,553,720	7,553,720	7,256,255

Comprehensive income attributable to common stockholders	$47,205,644	$55,702,394	$96,361,238

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2013	2,811,500	$67,654,655	49,136,308	$491,363	$606,918,836	$(212,231,319)	$(25,237,253)	$437,596,282	$—	$437,596,282
Issuance of common stock			1,000,000	10,000	6,504,000			6,514,000		6,514,000
Cancellation of warrants					(2,602,500)			(2,602,500)		(2,602,500)
Issuance of 8.50% Series C preferred stock	900,000	21,641,250						21,641,250		21,641,250
Stock-based compensation			341,000	3,410	1,986,029			1,989,439		1,989,439
Distributions—common stock						(26,029,540)		(26,029,540)		(26,029,540)
Distributions—preferred stock						(7,256,255)		(7,256,255)		(7,256,255)
Distributions—preferred stock of private REIT						(14,698)		(14,698)		(14,698)
Net income						93,048,490		93,048,490		93,048,490
Unrealized loss on securities available-for-sale							(335,157)	(335,157)		(335,157)
Reclassification of unrealized gain on securities available-for-sale realized into earnings							(431,476)	(431,476)		(431,476)
Unrealized loss on derivative financial instruments, net							(1,318,318)	(1,318,318)		(1,318,318)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							12,653,954	12,653,954		12,653,954

Balance—December 31, 2014	3,711,500	$89,295,905	50,477,308	$504,773	$612,806,365	$(152,483,322)	$(14,668,250)	$535,455,471	$—	$535,455,471
Stock-based compensation			486,124	4,861	3,437,822			3,442,683		3,442,683
Forfeiture of unvested restricted stock			(916)	(9)	9			—		—
Distributions—common stock						(29,495,314)		(29,495,314)		(29,495,314)
Distributions—preferred stock						(7,553,720)		(7,553,720)		(7,553,720)
Distributions—preferred stock of private REIT						(14,459)		(14,459)		(14,459)
Net income						53,428,814		53,428,814		53,428,814
Unrealized gain on securities available-for-sale							70,605	70,605		70,605
Unrealized loss on derivative financial instruments, net							(1,018,587)	(1,018,587)		(1,018,587)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps							4,626,192	4,626,192		4,626,192
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							6,149,090	6,149,090		6,149,090

Balance—December 31, 2015	3,711,500	$89,295,905	50,962,516	$509,625	$616,244,196	$(136,118,001)	$(4,840,950)	$565,090,775	$—	$565,090,775
Issuance of special voting preferred shares and operating partnership units	21,230,769	212,308						212,308	154,559,998	154,772,306
Stock-based compensation			439,780	4,398	3,509,142			3,513,540		3,513,540
Forfeiture of unvested restricted stock			(1,001)	(10)	10			—		—
Issuance of convertible senior unsecured notes, net					2,178,647			2,178,647		2,178,647
Distributions—common stock						(31,797,993)		(31,797,993)		(31,797,993)
Distributions—preferred stock						(7,553,720)		(7,553,720)		(7,553,720)
Distributions—preferred stock of private REIT						(14,541)		(14,541)		(14,541)
Distributions—noncontrolling interest									(6,793,846)	(6,793,846)
Net income						50,349,852		50,349,852	12,131,041	62,480,893
Unrealized gain on securities available-for-sale							146,973	146,973		146,973
Unrealized loss on derivative financial instruments, net							(192,984)	(192,984)		(192,984)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							5,207,878	5,207,878		5,207,878

Balance—December 31, 2016	24,942,269	$89,508,213	51,401,295	$514,013	$621,931,995	$(125,134,403)	$320,917	$587,140,735	$159,897,193	$747,037,928

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$62,480,893	$53,428,814	$93,048,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,021,900	5,436,330	7,371,737
Stock-based compensation	3,513,540	3,442,683	1,989,439
Amortization and accretion of interest and fees, net	4,563,223	1,575,359	(185,461)
Amortization of capitalized mortgage servicing rights	21,704,560	—	—
Originations of loans held-for-sale	(2,154,732,111)	—	—
Proceeds from sales of loans held-for-sale, net of gain on sale	1,916,470,295	—	—
Mortgage servicing rights	(44,940,760)	—	—
Write-off of capitalized mortgage servicing rights from payoffs	5,795,612	—	—
Impairment loss on real estate owned	11,200,000	—	250,000
Provision for loan losses (net of recoveries)	(134,101)	4,466,886	(308,511)
Provision for loss sharing (net of recoveries)	2,234,823	—	—
Net charge-offs for loss sharing obligations	(2,444,090)	—	—
Gain on sale of real estate	(11,630,687)	(7,784,021)	(1,603,763)
Gain on sale of securities	(15,491)	—	(86,312,106)
Income from equity affiliates	(12,994,607)	(12,300,516)	(248,658)
Change in fair value of available-for-sale securities	122,108	—	—
Change in fair value of non-qualifying swaps and linked transactions	—	—	(41,022)
Loss on termination of swaps	—	4,629,647	—
Gain on acceleration of deferred income	—	(19,171,882)	—
Incentive management fee—equity interest—related party	—	—	19,047,949
Changes in operating assets and liabilities	(3,832,183)	2,624,389	(2,212,738)

Net cash (used in) provided by operating activities	(197,617,076)	36,347,689	30,795,356

Investing Activities:
Loans and investments funded, originated and purchased, net	(870,166,040)	(985,008,307)	(908,769,736)
Payoffs and paydowns of loans and investments	667,902,042	985,788,250	987,700,535
Acquisition of the Agency Business, net of cash acquired	(68,356,323)	—	—
Deferred fees	11,938,362	4,876,191	5,687,545
Investments in real estate, net	(588,089)	(2,223,664)	(4,714,838)
Contributions to equity affiliates	(6,090,916)	(19,323,597)	(526,499)
Distributions from equity affiliates	12,451,691	—	9,094,313
Proceeds from sale of real estate, net	49,029,780	40,076,915	21,912,729
Proceeds from sale of available-for-sale securities	1,567,207	—	33,904,172
Due to borrowers and reserves	395,034	—	—
Purchases of securities, net	—	(1,551,716)	—
Principal collection on securities, net	—	2,100,000	663,684

Net cash (used in) provided by investing activities	(201,917,252)	24,734,072	144,951,905

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	3,922,393,859	593,879,165	402,080,235
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(3,571,929,021)	(636,939,891)	(382,019,058)
Paydowns and payoffs of mortgage note payable—real estate owned	(27,155,000)	(30,984,357)	(22,766,647)
Proceeds from collateralized loan obligations	250,250,000	486,750,000	281,250,000
Payoffs and paydowns of collateralized loan obligations	(281,250,000)	(177,000,000)	(87,500,000)
Proceeds from convertible senior unsecured notes	86,250,000	—	—
Proceeds from senior unsecured notes	—	—	97,860,025
Payoffs and paydowns of collateralized debt obligations	—	(312,071,055)	(307,482,803)
Proceeds from mortgage note payable—real estate owned	—	27,155,000	—
Change in restricted cash	23,088,642	169,710,075	(162,354,455)
Receipts on swaps and returns of margin calls from counterparties	4,600,049	4,840,000	8,993,010
Distributions paid on common stock	(31,797,993)	(29,495,314)	(26,029,540)
Distributions paid on noncontrolling interest	(6,793,846)	—	—
Distributions paid on preferred stock	(7,553,720)	(7,553,720)	(7,096,880)
Distributions paid on preferred stock of private REIT	(14,541)	(14,459)	(14,698)
Cancellation of warrants	—	—	(2,602,500)
Payment of deferred financing costs	(10,617,358)	(10,776,263)	(10,573,245)
Payments on financial instruments underlying linked transactions	—	—	(59,613,649)
Receipts on financial instruments underlying linked transactions	—	—	66,027,912
Payments on swaps and margin calls to counterparties	—	(290,000)	(2,032,106)
Proceeds from issuance of common stock	—	—	6,800,000
Expenses paid on issuance of common stock	—	—	(285,919)
Proceeds from issuance of preferred stock	—	—	22,500,000
Expenses paid on issuance of preferred stock	—	—	(858,750)

Net cash provided by (used in) financing activities	349,471,071	77,209,181	(185,719,068)

Net (decrease) increase in cash and cash equivalents	(50,063,257)	138,290,942	(9,971,807)
Cash and cash equivalents at beginning of period	188,708,687	50,417,745	60,389,552

Cash and cash equivalents at end of period	$138,645,430	$188,708,687	$50,417,745

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash used to pay interest	$53,012,299	$43,938,914	$42,756,229

Cash used for taxes	$264,289	$286,571	$80,101

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664	$266,664

Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438	$203,438

Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375	$159,375

Fair value of conversion feature of convertible senior unsecured notes	$2,280,000	$—	$—

Related party financing	$50,000,000	$—	$—

Issuance of special voting preferred shares and operating partnership units in connection with the Acquisition	$154,772,306	$—	$—

Investments transferred from real estate owned, net to real estate held-for-sale, net	$—	$26,185,691	$2,904,057

Loan transferred to real estate owned, net	$—	$5,900,000	$—

Satisfaction of participation loan	$—	$1,300,000	$—

Retirement of participation liability	$—	$1,300,000	$—

Reclassification of deferred financing costs from other assets to debt	$—	$17,428,648	$13,928,552

Mortgage note payable—real estate held-for-sale, net transferred to real estate owned, net	$—	$—	$1,886,133

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1—Description of Business

        Arbor Realty Trust, Inc. was formed in 2003 and is externally managed and advised by our Manager, ACM, pursuant to the terms of a management agreement described below. We invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. In addition, we may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. We refer to this platform as our Structured Business. As a result of the Acquisition, we also now originate, sell and service a range of multifamily finance products through Fannie Mae, Freddie Mac, Ginnie Mae, FHA, HUD and the CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We refer to this platform as our Agency Business. See Acquisition of Our Manager's Agency Platform below for further details about the Acquisition.

        Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a REIT for federal income tax purposes.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

        In the fourth quarter of 2016, we revised the assumption used in determining amortization periods on the MSR portfolio we acquired in connection with the Acquisition in the third quarter of 2016. This change in estimate resulted in an increase in our quarterly MSR amortization, which is included in servicing revenue, net in our consolidated statements of income. The effect of this non-cash change was a reduction in our net income of approximately $3.4 million, or $0.07 per diluted share, for 2016. Excluding the addition of new MSRs in future periods, we expect this change in estimate to reduce net income by approximately $1.4 million for the first quarter of 2017, with the impact of this change decreasing in future reporting periods as loans mature and repay over the weighted average estimated life remaining.

        Certain prior year amounts have been reclassified to conform to current period presentation. We reclassified acquisition costs of $3.1 million associated with the Acquisition from selling and administrative expenses to acquisition costs for the year ended December 31, 2015.

Principles of Consolidation

        The accompanying consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

own a controlling interest, including variable interest entities ("VIEs") of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. See Note 17—Variable Interest Entities for information about our VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. As future events cannot be determined with precision, actual results could differ from those estimates.

Significant Accounting Policies

        Cash and Cash Equivalents.    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and we believe that this risk is not significant.

        Loans, Investments and Securities.    Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, we determine whether such investment should be accounted for as a loan, equity interest or as real estate. To date, we have determined that all such investments are properly accounted for and reported as loans.

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent for the security. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value. The process includes, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. We closely monitor market conditions on which we base such decisions.

        Impaired Loans, Allowance for Loan Losses and Charge-offs.    We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate each loan in our portfolio on a quarterly basis. Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

position in the capital structure our loans have in relation to the underlying collateral. We evaluate this information at both a loan level and general market trends level when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We utilize internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan. We may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that we believe to be adequate to absorb probable losses.

        Loan terms may be modified if we determine that based on the individual circumstances of a loan and the underlying collateral, a modification would more likely increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. Typical triggers for a modification would include situations where the projected cash flow is insufficient to cover required debt service, when asset performance is lagging the initial projections, where there is a requirement for rebalancing, where there is an impending maturity of the loan, and where there is an actual loan default. Loan terms that have been modified have included, but are not limited to, interest rate, maturity date and in certain cases, principal amount. Length and amounts of each modification have varied based on individual circumstances and are determined on a case by case basis. If the loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring. If we receive a benefit, either monetary or strategic, and the above criteria are not met, the modification is not considered to be a troubled debt restructuring. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        Loans Held-for-Sale, Net.    Loans held-for-sale, net represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days from the date the loan is funded. Such loans are reported at the lower of cost or market on an aggregate basis and include the value allocated to the associated future MSRs. During the period prior to its sale, interest income on a loan held-for-sale is calculated in accordance with the terms of the individual loan and the loan origination fees and direct loan origination costs are deferred until the loan is sold. Substantially all of our held-for-sale loans are financed with matched borrowings from credit facilities contracted to finance such loans. Interest income and expense are earned or incurred after a loan is closed and before a loan is sold.

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated, put presumptively beyond the reach of the entity, even in bankruptcy, (2) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and the entity is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (3) we or our agents does not maintain effective control over the transferred financial assets or third-party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity. We have determined that all loans sold have met these specific conditions and account for all transfers of mortgage loans as completed sales.

        Allowance for Loss-Sharing Obligations.    When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. Generally, we are responsible for losses equal to the first 5% of the UPB and a portion of any additional losses to an overall maximum of 20% of the original principal balance. Fannie Mae bears any remaining loss. In addition, under the terms of the master loss-sharing agreement with Fannie Mae, we are responsible for funding 100% of mortgage delinquencies (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceeds 5% of the UPB at the date of default. Thereafter, we may request interim loss-sharing adjustments which allow us to fund 25% of such advances until final settlement.

        At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral and the historical loss experience in our portfolio. The guaranty obligation is removed only upon either the expiration or settlement of the guaranty.

        We evaluate the allowance for loss-sharing obligations by monitoring the performance of each loss-sharing loan for events or conditions that may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated allowance for loss-sharing (a "specific reserve") by transferring the guarantee obligation recorded on the loan to the specific reserve with any adjustments to this reserve amount recorded in provision for loss sharing in the statements of income, along with a write-off of the associated loan-specific MSR. The amount of the allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan's risk rating, historical loss experience, adverse situations affecting individual loans, the estimated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

disposition value of the underlying collateral, and the level of risk sharing. We regularly monitor the specific reserves and update loss estimates as current information is received.

        Capitalized Mortgage Servicing Rights.    We recognize, as separate assets, rights to service mortgage loans for others, including such rights that are created by the origination of mortgage loans that are sold with the servicing rights retained by the originator. Income from MSRs is recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value based on our internal medel, which reflects the estimated fair value of the discounted expected net cash flows associated with the servicing of the loan. When a mortgage loan is sold, we retain the right to service the loan and recognize the MSR at the initial capitalized valuation. We amortize MSRs using the amortization method, which requires the MSRs to be amortized over the period of estimated net servicing income or loss and that the servicing assets or liabilities be assessed for impairment, or increased obligation, based on the fair value at each reporting date. Amortization of MSRs is recorded as a reduction of servicing revenues, net in the consolidated statements of income. The following assumptions were used in calculating each loan's MSR for the periods presented:

        Key rates:    We used discount rates ranging from 8% to 15%, representing a weighted average discount rate of 13%, based on our best estimate of market discount rates to determine the present value of MSRs. The inflation rate used for adequate compensation was 3%.

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

        MSRs are initially recorded at fair value and are carried at amortized cost. Fair values are estimated considering market prices for similar MSRs, when available, and by estimating the present value of the future net cash flows of the capitalized MSRs, net of adequate compensation for servicing. Adequate compensation is based on the market rate of similar servicing contracts. We estimate the terms of commercial servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, if applicable, at which point the prepayment penalty expires. MSRs are amortized in proportion to and over the period of estimated net servicing income. We engage an independent third party to assist in determining an estimated fair value of our MSR portfolio on a quarterly basis.

        We evaluate the MSR portfolio for impairment on a quarterly basis based on the difference between the aggregate carrying amount of the MSRs and their aggregate fair value. We engage an independent third-party valuation expert to assist in determining an estimated fair value of our MSR portfolio. For purposes of impairment evaluation, the MSRs are stratified based on predominant risk characteristics of the underlying loans, which we have identified as loan type, note rate and yield maintenance provisions. To the extent that the carrying value of the MSRs exceeds fair value, a valuation allowance is established.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        We record write-offs of MSRs related to loans that were repaid prior to their expected maturity and loans that have defaulted and determined to be unrecoverable. When this occurs, the write-off is recorded as a direct write-down to the carrying value of MSRs and is included as a component of servicing revenue, net in the consolidated statements of income. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries.

        Real Estate Owned and Held-For-Sale.    Real estate acquired is recorded at its estimated fair value at the time of acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are expensed as incurred.

        We allocate the purchase price of our real estate acquisitions to land, building, tenant improvements, origination asset of the in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities. We finalize our purchase price allocation on these assets within one year of the acquisition date. We amortize the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on our consolidated statements of income. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

        Real estate assets are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

        Our properties are reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset's estimated fair value. In the evaluation of a property for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

        Real estate is classified as held-for-sale when we commit to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year. Real estate assets that are expected to be disposed of are valued at the lower of the asset's carrying amount or its fair value less costs to sell.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        Investments in Equity Affiliates.    We invest in joint ventures that are formed to invest in real estate related assets or businesses. These joint ventures are not majority owned or controlled by us, or are VIEs for which we are the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. We evaluate these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. We recognize an impairment loss if the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. We record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments on a single line item in the consolidated statements of income as income or losses from equity affiliates.

        Goodwill and Other Intangible Assets.    Significant judgement is required to estimate the fair value of intangible assets and in assigning their estimated useful lives. Accordingly, we typically seek the assistance of independent third party valuation specialists for significant intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions we deem reasonable.

        We generally use an income based valuation method to estimate the fair value of intangible assets, which discounts expected future cash flows to present value using estimates and assumptions we deem reasonable. For intangible assets related to acquired technology, we use the replacement cost method to determine fair value.

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

        Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over the estimated useful lives of the assets on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment test performed as of October 1, 2016, there was no indication that the indefinite-lived intangible assets, including goodwill, was impaired and there were no events or changes in circumstances indicating impairment at December 31, 2016.

        Business Combinations.    Business combinations are accounted for under the acquisition method of accounting, under which the purchase price is allocated to the fair value of the assets acquired and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

liabilities assumed at the acquisition date. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Adjustments to the assets acquired and liabilities assumed made during the measurement period are recorded in the period in which the adjustment is identified, with a corresponding adjustment to goodwill. If any adjustments are made subsequent to the measurement period, which could be up to one year after the acquisition date, these adjustments are recorded to the consolidated statements of income. Acquisition related costs are expensed as incurred.

        Hedging Activities and Derivatives.    We measure derivative instruments at fair value and record them as assets or liabilities. Fair value adjustments will affect either accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. We use derivatives for hedging purposes rather than trading or speculation. Fair values are estimated based on current market data from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. These derivative instruments must be effective in reducing risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in earnings. In cases where a derivative instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. We may also enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        In connection with our interest rate risk management, we may hedge a portion of our interest rate risk by entering into derivative instrument contracts. Specifically, our derivative instruments are used to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps as part of our interest rate

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        We have also financed the purchase of RMBS investments through repurchase agreements with the same counterparties, which qualified as linked transactions and were accounted for as forward contract derivatives. Linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions are reported in other income, net in the consolidated statements of income. We sold our RMBS investments during 2014.

        Our rate lock and forward sales commitments associated with the Agency Business meet the definition of a derivative and are recorded at fair value. The estimated fair value of rate lock commitments includes the effects of interest rate movements as well as the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of other income, net in the consolidated statements of income.

        Revenue Recognition.    Interest income is recognized on the accrual basis as it is earned. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in our opinion, a full recovery of all contractual principal is not probable. Income recognition is resumed when the loan becomes contractually current and performance is resumed. We record interest income on certain impaired loans to the extent cash is received, as the borrower continues to make interest payments. We record loan loss reserves related to these loans when it is deemed that full recovery of principal and accrued interest is not probable.

        Several of our loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the asset. If we cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We do not recognize interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. Income from non-performing loans is generally recognized on a cash basis only to the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.

        Gain on sales, including fee-based services, net—Gain on sales, including fee-based services, net includes commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans of our Agency Business. In some instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, net of any direct loan origination costs incurred, which is recognized upon the sale of the loan. Revenue recognition occurs when the related services are performed, unless significant contingencies exist, and for the sale of loans, when all the incidence of ownership passes to the buyer. Interest income is recognized on the accrual basis as it is earned from loans held-for-sale.

        Property operating income—Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Other income, net—Other income, net represents loan structuring, modification, defeasance, and miscellaneous asset management fees associated with our loan and investment portfolio, as well as changes in the fair value of certain derivatives and net interest income and gains and losses recorded on linked transactions that were sold during 2014. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Stock-Based Compensation.    We have granted certain of our employees, directors, and employees of our Manager, stock awards consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

        Income Taxes.    We organize and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        The Agency Business mainly operates through a TRS, which is a part of our TRS Consolidated Group and may be subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between our GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook.

        We periodically evaluate tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. We report interest and penalties related to tax uncertainties as a component of the income tax provision.

        Earnings Per Share.    We present both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

        Comprehensive Income.    We divide comprehensive income or loss into net income and comprehensive income. Comprehensive income includes unrealized gains and losses on available-for-sale securities and derivative instruments that qualify as hedges.

Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-06, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This ASU amended the guidance on measurement-period adjustments arising from business combinations.	First quarter of 2016.	The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This ASU amended the guidance on the consolidation analysis related to VIEs.	First quarter of 2016.	The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 17—Variable Interest Entities for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU eliminates step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value with the carrying amount of goodwill.	First quarter of 2020 with early adoption permitted beginning in the first quarter of 2017.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business. It also provides more consistency in applying the guidance, reduces the costs of application and makes the definition of a business more operable.	First quarter of 2018.	The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but it is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.	First quarter of 2018 with early adoption permitted.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control and simplifies that analysis to require consideration of only an entity's proportionate indirect interest in a VIE held through a common control party. The guidance amends ASU 2015-02, which we adopted in the first quarter of 2016.	First quarter of 2018 with early adoption permitted.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.	First quarter of 2018 with early adoption permitted and should be applied on a modified retrospective basis.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Effective Date	Effect on Financial Statements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.	First quarter of 2018 and requires adoption on a retrospective basis.	We are evaluating the impact this guidance may have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will be required to use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.	First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.	First quarter of 2017.	The adoption of this guidance will not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This ASU, among other things, eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods the investment was held.	First quarter of 2017.	The adoption of this guidance will not have a material impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Effective Date	Effect on Financial Statements
In February 2016, the FASB issued ASU 2016-02, Leases: Presentation of Comprehensive Income. This ASU requires recognition of balance sheet assets and liabilities for leases with terms of more than 12 months and disclosure of key information about an entity's leasing arrangements.	First quarter of 2019 with early adoption permitted and a modified retrospective approach is required.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.	First quarter of 2018.	We are evaluating the impact this guidance may have on our consolidated financial statements.

Beginning in May 2014, the FASB has issued several amendments to its guidance surrounding revenue recognition. Together, among other things, the amended guidance introduces a new framework for a single comprehensive model that can be used when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries. The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most revenue associated with financial instruments, including interest and loan origination fees, along with gains and losses on investment securities, derivatives and sales of financial instruments are excluded from the scope of the guidance.	First quarter of 2018 and permits the use of either the full retrospective or modified retrospective method.	We are evaluating the impact this guidance may have on our consolidated financial statements and our method of adoption.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 3—Acquisition of Our Manager's Agency Platform

        On July 14, 2016, we completed the previously announced Acquisition pursuant to an asset purchase agreement ("Purchase Agreement") dated February 25, 2016. The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 OP Units, which was based on a stock price of $6.50 per share. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager was $292.5 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares, which provides ACM with one vote per share on any matter submitted to a vote of our stockholders. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. See Note 12—Debt Obligations for further details about the seller financing and Note 18—Equity for further details about the OP Units.

        All ACM employees directly related to the Agency Business (approximately 235) have become our employees as of the Acquisition date. In addition, pursuant to the Purchase Agreement, we have an option, expiring in July 2018, to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million after July 2017). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

        We performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition date, with the excess of the purchase price allocated to goodwill. We have not finalized the analysis of certain acquired assets and liabilities assumed. However, we are continuing our review of these items during the measurement period and any further changes to the preliminary purchase price allocation will be recognized as the valuations are finalized, which could change the amount of the purchase price allocated to goodwill. During the fourth quarter of 2016, we determined that the estimated fair value associated with certain

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 3—Acquisition of Our Manager's Agency Platform (Continued)

accrued liabilities assumed were overstated, which resulted in a reduction to goodwill of $1.0 million. The preliminary purchase price allocations at December 31, 2016 are summarized as follows:

Purchase Price:
Issuance of 21,230,769 OP Units at $7.29 per share (based on the closing stock price at the Acquisition date)	$154,772,306
Cash on hand	87,755,517
Borrowings from seller financing—related party	50,000,000

Total consideration	$292,527,823

Allocated to:
Cash and cash equivalents	$7,982,584
Restricted cash	5,000,000
Loans held-for-sale	424,796,318
Available-for-sale securities	4,908,283
Capitalized mortgage servicing rights	221,647,421
Fixed assets	5,216,972
Other assets	10,752,173
Finite-lived intangible assets	44,310,000
Infinite-lived intangible assets	29,000,000
Credit facilities and repurchase agreements	(420,889,886)
Allowance for loss-sharing obligations	(32,616,821)
Other liabilities	(34,326,602)
Goodwill	26,747,381

Net assets acquired	$292,527,823

        In connection with the Acquisition, we recorded goodwill as a result of the total consideration exceeding the fair value of the assets acquired and liabilities assumed. The Goodwill was attributed to our Agency Business as it relates to the assets we acquired in the Acquisition. See Note 11—Goodwill and Other Intangible Assets for further details.

        The total revenues and pre-tax income associated with the Agency Business from the date of Acquisition, which is included in the consolidated statements of income for 2016, were $85.6 million and $41.8 million, respectively.

        The following unaudited pro forma financial information presents the revenues and earnings of the combined entity, as if the Acquisition occurred as of January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 3—Acquisition of Our Manager's Agency Platform (Continued)

of operations that would have been reported had the Acquisition been completed as of January 1, 2015 and should not be taken as indicative of our future consolidated results of operations.

	Year Ended December 31,
Supplementary Pro Forma Information	2016	2015
Revenues	$294,472,561	$272,429,078
Net income attributable to noncontrolling interest	$26,744,223	$23,447,048
Net income attributable to common stockholders	$60,880,055	$56,166,192
Diluted earnings per common share	$1.18	$1.10

        In connection with the Acquisition, we incurred legal and advisory fees totaling $10.3 million during 2016 and $14.7 million in total.

Note 4—Loans and Investments

        The following tables set forth the composition of our Structured Business loan and investment portfolio:

	December 31, 2016	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans	$1,602,658,179	90%	120	5.59%	16.4	0%	73%
Mezzanine loans	57,124,566	3%	12	9.09%	17.9	36%	75%
Junior participation loans	62,256,582	3%	2	4.50%	4.0	83%	84%
Preferred equity investments	68,120,639	4%	10	6.83%	23.8	42%	91%

	1,790,159,966	100%	144	5.71%	16.3	6%	75%

Unearned revenue	(10,716,040)
Allowance for loan losses	(83,711,575)

Loans and investments, net	$1,695,732,351

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

	December 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans	$1,353,132,435	88%	105	5.48%	16.7	0%	75%
Mezzanine loans	40,390,905	3%	11	8.19%	32.9	35%	83%
Junior participation loans	62,256,582	4%	2	4.50%	11.2	85%	87%
Preferred equity investments	89,346,123	5%	10	7.52%	30.5	43%	80%

	1,545,126,045	100%	128	5.63%	17.7	7%	76%

Unearned revenue	(8,030,129)
Allowance for loan losses	(86,761,575)

Loans and investments, net	$1,450,334,341

(1)
"Weighted Average Pay Rate" is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

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

        During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage note, at par, that paid off in the subsequent quarter resulting in the recognition of income totaling $6.7 million, net of fees and expenses. The $6.7 million of income consisted of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses that were recorded in employee compensation and benefits. In the second quarter of 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. The $1.9 million of income consisted of other interest income totaling $2.5 million, partially offset by $0.6 million of expenses that were recorded in employee compensation and benefits.

Concentration of Credit Risk

        We are subject to concentration of credit risk in that, at December 31, 2016, the UPB related to 35 loans with five different borrowers represented 16% of total assets. At December 31, 2015, the UPB related to 22 loans with five different borrowers represented 22% of total assets. During both 2016 and 2015, no single loan or investment represented 10% of our total assets and no single investor group generated 10% of our revenue.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

        We assign a credit risk rating to each loan and investment that range from one to five, with one being the lowest risk and five being the highest. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. Given our asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating. That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a "high-risk" loan. Assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed. Generally speaking, given our typical loan profile, a risk rating of three suggests that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired. A risk rating of four indicates we anticipate the loan will require a modification of some kind. A risk rating of five indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal. Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

        As a result of the loan review process at December 31, 2016 and 2015, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $152.9 million and $154.7 million, respectively, and a weighted average last dollar LTV ratio of 94% at both December 31, 2016 and 2015.

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class is as follows:

	December 31, 2016
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$1,421,731,108	79%	2.9	1%	73%
Office	141,710,156	8%	3.3	43%	73%
Land	137,255,369	8%	3.9	2%	92%
Hotel	70,750,000	4%	3.8	30%	74%
Other	18,713,333	1%	3.2	23%	72%

Total	$1,790,159,966	100%	3.0	6%	75%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

	December 31, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$1,083,822,788	70%	3.0	2%	75%
Office	198,829,086	13%	3.0	27%	75%
Land	164,410,838	11%	3.8	5%	90%
Hotel	66,250,000	4%	3.5	32%	80%
Other	31,813,333	2%	3.1	13%	67%

Total	$1,545,126,045	100%	3.1	7%	76%

Geographic Concentration Risk

        As of December 31, 2016, 25%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively. As of December 31, 2015, 34%, 14%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.

Impaired Loans and Allowance for Loan Losses

        We evaluate each loan in our portfolio quarterly to assess the performance of our loans and whether a reserve for impairment should be recorded. We measure our relative loss position for our mezzanine loans, junior participation loans and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral. We determine our loss position on both a first dollar loan-to-value ("LTV") and a last dollar LTV basis, as defined above. A summary of the changes in the allowance for loan losses is as follows:

	Year Ended December 31,
	2016	2015	2014
Allowance at beginning of period	$86,761,575	$115,487,320	$122,277,411
Provision for loan losses	59,005	6,509,149	9,026,712
Charge-offs	(2,959,005)	(32,000,000)	(6,501,079)
Charge-off on loan reclassification to real estate owned, net	—	(2,500,000)	—
Recoveries of reserves	(150,000)	(734,894)	(9,315,724)

Allowance at end of period	$83,711,575	$86,761,575	$115,487,320

        During 2015, we determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $125.3 million was less than the net carrying value of the loans, resulting in a $6.5 million provision for loan losses. In addition, during 2015, we recorded $2.0 million of net recoveries of previously recorded loan loss reserves resulting in a $4.5 million net provision. These recoveries were recorded in provision for loan losses in the consolidated statements of income. Of the $6.5 million of loan loss reserves recorded during 2015, $4.0 million was attributable to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

loans on which we had previously recorded reserves, while $2.5 million of reserves related to other loans in our portfolio.

        During 2014, we determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $151.9 million was less than the net carrying value of the loans, resulting in a $9.0 million provision for loan losses. In addition, during 2014, we recorded $9.3 million of net recoveries of previously recorded loan loss reserves resulting in a $(0.3) million net recovery provision. These recoveries were recorded in provision for loan losses in the consolidated statements of income. Of the $9.0 million of loan loss reserves recorded during 2014, $3.8 million was attributable to loans on which we had previously recorded reserves, while $5.2 million of reserves related to other loans in our portfolio.

        At December 31, 2016, 2015 and 2014, we had a total of eight, nine and ten loans, respectively, with an aggregate carrying value, before loan loss reserves, of $187.4 million, $189.2 million and $221.6 million, respectively, for which impairment reserves have been recorded.

        A summary of charge-offs and recoveries by asset class is as follows:

	Year Ended December 31,
	2016	2015	2014
Charge-offs:
Multifamily	$(2,959,005)	$—	$(6,501,079)
Office	—	(2,500,000)	—
Hotel	—	(32,000,000)	—

Total	$(2,959,005)	$(34,500,000)	$(6,501,079)

Recoveries:
Multifamily	$193,106	$754,394	$7,815,724
Office	—	—	1,500,000
Land	—	1,287,869	—

Total	$193,106	$2,042,263	$9,315,724

Net Recoveries (Charge-offs)	$(2,765,899)	$(32,457,737)	$2,814,645

Ratio of net recoveries (charge-offs) during the period to average loans and investments outstanding during the period	(0.2)%	(2.1)%	0.2%

        There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2016, 2015 and 2014.

        During 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with a carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

        During 2015, we incurred a $32.0 million charge-off of previously recorded reserves due to the write-off of a fully reserved junior participation loan. We also charged-off $2.5 million in connection with the transfer of an office building by deed in lieu of foreclosure to real estate owned, net.

        During 2014, we incurred a $6.5 million charge-off to previously recorded reserves from the write-off of a mezzanine loan and a bridge loan that had an aggregate carrying value of $11.9 million.

        We have six loans with a carrying value totaling $121.1 million at December 31, 2016, which mature in September 2017, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.8 million entitle us to a weighted average accrual rate of interest of 8.29%. We suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of December 31, 2016 and 2015. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

        A summary of our impaired loans by asset class is as follows:

	December 31, 2016			Year Ended December 31, 2016
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multifamily	$2,542,115	$2,450,618	$2,455,653	$4,952,115	$156,887
Office	27,562,582	22,778,444	21,972,444	27,571,582	93,732
Land	131,085,948	125,925,677	53,883,478	129,277,308	—
Hotel	34,750,000	34,496,296	3,700,000	34,750,000	1,155,314
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—

Total	$197,640,645	$187,351,035	$83,711,575	$198,251,005	$1,405,933

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

	December 31, 2015			Year Ended December 31, 2015
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multifamily	$7,362,115	$7,350,764	$5,505,653	$23,301,005	$314,910
Office	27,580,582	22,796,444	21,972,444	31,833,582	1,804,967
Land	127,468,667	122,875,774	53,883,478	124,639,534	—
Hotel	34,750,000	34,486,433	3,700,000	34,750,000	1,050,312
Commercial	1,700,000	1,700,000	1,700,000	850,000	—

Total	$198,861,364	$189,209,415	$86,761,575	$215,374,121	$3,170,189

(1)
Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments and was comprised of eight and nine loans at December 31, 2016 and 2015, respectively.

(2)
Represents an average of the beginning and ending UPB of each asset class.

        As of December 31, 2016, three fully reserved loans with an aggregate carrying value of $22.9 million were classified as non-performing. As of December 31, 2015, three loans with an aggregate net carrying value of less than $0.1 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        A summary of our non-performing loans by asset class is as follows:

	December 31, 2016			December 31, 2015
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$680,653	$—	$680,653	$765,799	$—	$765,799
Office	20,472,444	—	20,472,444	20,472,444	—	20,472,444
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000

Total	$22,853,097	$—	$22,853,097	$22,938,243	$—	$22,938,243

        At December 31, 2016 and 2015, we had no loans contractually past due 90 days or more that are still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4—Loans and Investments (Continued)

        A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Year Ended December 31, 2016
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Extended Unpaid Principal Balance	Extended Wtd. Avg. Rate of Interest
Multifamily	1	$14,646,456	5.57%	$14,646,456	5.57%
Office	1	2,315,000	4.03%	2,315,000	4.03%

Total	2	$16,961,456	5.36%	$16,961,456	5.36%

	Year Ended December 31, 2015
Multifamily	5	$35,609,122	5.12%	$35,609,122	5.12%
Office	1	2,430,000	3.69%	2,430,000	3.69%

Total	6	$38,039,122	5.03%	$38,039,122	5.03%

        There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2016 and 2015 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the years ended December 31, 2016 and 2015. We had no unfunded commitments and $0.1 million of unfunded commitments on the extended loans which were considered troubled debt restructurings as of December 31, 2016 and 2015, respectively. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. As of December 31, 2016, we had total interest reserves of $20.4 million on 75 loans with an aggregate UPB of $1.01 billion. As of December 31, 2015, we had total interest reserves of $17.2 million on 63 loans with an aggregate UPB of $895.4 million.

Note 5—Loans Held-for-Sale, Net

        Loans held-for-sale, net consists of the following:

December 31, 2016
Fannie Mae	$538,189,475
Freddie Mac	124,102,000
FHA	56,247

662,347,722
Fair value of future MSR	13,145,814
Unearned discount	(2,126,232)

Loans held-for-sale, net	$673,367,304

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 5—Loans Held-for-Sale, Net (Continued)

        Our loans held-for-sale, net are typically sold within 60 days of loan origination. At December 31, 2016, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status. During 2016, we sold $1.49 billion of loans held-for-sale, excluding $418.2 million of sales related to loans that were acquired as part of the Acquisition, and recorded gain on sales of $22.8 million, which are included in gain on sales, including fee-based services, net in the consolidated statements of income.

Note 6—Capitalized Mortgage Servicing Rights

        Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business. The weighted average estimated life remaining of our MSRs was 6.9 years at December 31, 2016.

        A summary of our capitalized MSR activity is as follows:

	Year Ended December 31, 2016
	Acquired	Originated	Total
Balance at beginning of period	$—	$—	$—
Additions	221,647,421	33,595,737	255,243,158
Amortization	(21,051,613)	(652,947)	(21,704,560)
Write-downs and payoffs	(5,795,054)	(558)	(5,795,612)

Balance at end of period	$194,800,754	$32,942,232	$227,742,986

        During 2016, we recorded $5.8 million of write-offs relating to specific MSRs, primarily due to prepayments of certain loans. Prepayment fees totaling $5.6 million were collected in 2016 and are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2016, we had no valuation allowance recorded on any of our MSRs.

        The expected amortization of the capitalized MSRs recorded as of December 31, 2016 is shown in the table below. Actual amortization may vary from these estimates.

Year	Amortization
2017	$44,714,333
2018	40,273,739
2019	35,019,266
2020	28,371,734
2021	22,211,119
Thereafter	57,152,795

Total	$227,742,986

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 7—Mortgage Servicing

        An analysis of the product and geographic concentrations as of December 31, 2016 that impact our servicing revenue is shown in the following tables:

Product Concentrations			Geographic Concentrations
Product	UPB	Percent of Total	State	UPB Percent of Total
Fannie Mae	$11,181,152,400	83%	Texas	24%
Freddie Mac	1,953,244,541	14%	North Carolina	9%
FHA	420,688,577	3%	California	8%

Total	$13,555,085,518	100%	New York	8%

			Georgia	5%
			Florida	4%
			Other(1)	42%

			Total	100%

(1)
No other individual state represented more than 4% of the total.

        At December 31, 2016, our weighted average servicing fee was 48 basis points. We held cash in escrow for these loans totaling $401.7 million at December 31, 2016, which is not reflected in our consolidated balance sheets. These escrows are maintained in separate accounts at two federally insured depository institutions, which may exceed FDIC insured limits.

Note 8—Available-for-Sale Securities

        Our available-for-sale securities generally consist of debt and equity securities and Agency Business commercial mortgage interest-only securities ("Agency IOs") from loans sold and securitized under the Freddie Mac SBL Program.

Debt and Equity Securities

        We own common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company. In addition, we purchased a federal home loan mortgage corporation security at a premium for $1.6 million in the fourth quarter of 2015. This security bore interest at a fixed rate of 3.241% with a scheduled maturity in 2024. We sold this security in January 2016 for $1.6 million and recognized a gain of less than $0.1 million. These securities are classified as available-for-sale and are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 8—Available-for-Sale Securities (Continued)

        The following is a summary of the debt and equity securities classified as available-for-sale:

	December 31, 2016
	Face Value	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value
2,939,465 common shares of CV Holdings, Inc.	$—	$58,789	$558,499	$617,288

	December 31, 2015
Federal Home Loan Mortgage Corporation	$1,500,000	$1,551,716	$—	$1,551,716
2,939,465 common shares of CV Holdings, Inc.	—	58,789	411,525	470,314

Total available-for-sale securities	$1,500,000	$1,610,505	$411,525	$2,022,030

Agency IOs

        In connection with the Acquisition, we are now an approved seller/servicer under the Freddie Mac SBL Program and originate and sell loans to Freddie Mac, which are then pooled and securitized. Prior to the Acquisition and upon securitization of SBL Program loans, our Manager received Agency IOs under the SBL Program that we acquired in the Acquisition. We elected the fair value option for the Agency IOs, which requires changes in fair value to be recognized through earnings. We record such gains and losses to gain on sales, including fee-based services, net in the consolidated statements of income. The Agency IOs are classified as securities available-for-sale on the consolidated balance sheets. As a result of changes in the Freddie Mac SBL Program in 2016, we do not expect to receive Agency IOs from future securitizations.

        A summary of our Agency IOs activity is as follows:

Year Ended December 31, 2016
Balance at beginning of period	$—
Additions from the Acquisition	4,908,283
Settlements	(122,108)

Balance at end of period	$4,786,175

        Additionally, as part of the SBL Program securitizations, we are required to purchase the bottom tranche bond, generally referred to as "the B Piece," that represents the bottom 10%, or highest risk of the securitization. During 2016, we had an agreement in place whereby a third party investor agreed to purchase the B Piece from the SBL Program securitization, at par, upon issuance of all securitizations related to us, resulting in the transfer of the risk to the purchaser of the bond.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 9—Investments in Equity Affiliates

        We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at
Equity Affiliates	December 31, 2016	December 31, 2015	UPB of Loans to Equity Affiliates at December 31, 2016
Arbor Residential Investor LLC	$28,917,457	$25,923,679	$—
West Shore Café	2,050,347	1,955,933	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	83,222	92,796	1,705,938
Lexford Portfolio	100	100	—

Total	$33,948,853	$30,870,235	$3,393,438

        Arbor Residential Investor LLC ("ARI")—In 2015, we invested $9.6 million for 50% of our Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business, and at December 31, 2016, our indirect interest was 16.3%. During 2016 and 2015, we recorded $9.5 million and $6.6 million, respectively, of income from equity affiliates in our consolidated statements of income related to this investment.

        In 2015, we invested $1.7 million through ARI for a 50% non-controlling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. We also funded $7.9 million and $5.9 million of additional mortgage purchases during 2015 and 2016, respectively. During 2016, we received cash distributions totaling $13.0 million as a result of the joint venture selling most of its mortgage assets, which were classified as returns of capital. During 2016 and 2015, we recorded income of $0.5 million and less than $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

        West Shore Café—We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. In the second quarter of 2014, we provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which matures in May 2017, with two one-year extension options, and bears interest at LIBOR plus 4.00%.

        Lightstone Value Plus REIT L.P. / JT Prime—We own a $1.9 million interest in an unconsolidated joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. ("Lightstone"). The joint venture owned $56.0 million of preferred and common operating partnership units of Lightstone and had debt of $50.2 million, in which we had a two thirds interest in a consolidated entity. In 2013, our portion of the preferred operating partnership units were redeemed, the note related to our portion was repaid in full and the entity was deconsolidated. We also own a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 9—Investments in Equity Affiliates (Continued)

50% non-controlling interest in an unconsolidated joint venture, JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. During 2016, 2015 and 2014, we recorded $0.2 million in each year to income from equity affiliates in our consolidated statements of income related to these investments.

        Issuers of Junior Subordinated Notes—We have invested $0.6 million for 100% of the common shares of two affiliated entities of ours. These entities pay dividends on both the common and preferred securities on a quarterly basis at variable rates based on three-month LIBOR. See Note 12—Debt Obligations for further details.

        East River Portfolio—We invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of 95%. In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors, and the remaining loan was extended as of right to March 2017. See Note 20—Agreements and Transactions with Related Parties for further details.

        Lexford Portfolio—We, along with third party investors, made a $0.1 million equity investment into Lexford, a portfolio of multifamily assets. Our portion of this investment is a $44,000 noncontrolling interest. In 2016 and 2015, we received distributions from this equity investment and recognized income totaling $2.8 million and $4.5 million, net of expenses, respectively. The $4.5 million of income received in 2015 was comprised of income from equity affiliates of $5.5 million, partially offset by $1.0 million of expenses related to these distributions that were recorded in employee compensation and benefits. See Note 20—Agreements and Transactions with Related Parties for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 9—Investments in Equity Affiliates (Continued)

Summarized Financial Information

        The condensed combined balance sheets for our unconsolidated investments in equity affiliates are as follows:

	December 31,
	2016			2015
Condensed Combined Balance Sheets	ARI	Other	Total	ARI	Other	Total
Assets:
Cash and cash equivalents	$21,256,703	$33,342,458	$54,599,161	$8,898,316	$20,931,044	$29,829,360
Real estate assets	360,412,435	601,712,728	962,125,163	348,192,978	625,456,344	973,649,322
Other assets	125,940,356	45,022,270	170,962,626	68,704,783	53,097,646	121,802,429

Total assets	507,609,494	680,077,456	1,187,686,950	425,796,077	699,485,034	1,125,281,111

Liabilities:
Notes payable	380,468,153	703,752,280	1,084,220,433	338,946,607	706,019,020	1,044,965,627
Other liabilities	13,328,837	16,389,734	29,718,571	9,883,116	20,181,720	30,064,836

Total liabilities	393,796,990	720,142,014	1,113,939,004	348,829,723	726,200,740	1,075,030,463

Stockholders' equity Arbor(1)	28,917,458	4,453,395	33,370,853	25,923,679	4,368,556	30,292,235
Stockholders' equity	84,895,046	(44,517,953)	40,377,093	51,042,675	(31,084,262)	19,958,413

Total stockholders' equity	113,812,504	(40,064,558)	73,747,946	76,966,354	(26,715,706)	50,250,648

Total liabilities and equity	$507,609,494	$680,077,456	$1,187,686,950	$425,796,077	$699,485,034	$1,125,281,111

(1)
Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $33.9 million and $30.9 million of investments in equity affiliates at December 31, 2016 and 2015, respectively.

        The condensed combined statements of operations for our unconsolidated investments in equity affiliates are as follows:

	Year Ended December 31,
	2016			2015			2014
Statements of Operations:	ARI	Other	Total	ARI	Other	Total	ARI	Other	Total
Revenue:
Rental income	$—	$99,416,837	$99,416,837	$—	$95,937,528	$95,937,528	$—	$89,192,393	$89,192,393
Interest income	11,726,231	258,516	11,984,747	9,956,751	258,516	10,215,267	—	258,516	258,516
Operating income	195,905,426	—	195,905,426	129,567,280	1,364,475	130,931,755	—	4,168,348	4,168,348
Reimbursement income	—	7,085,406	7,085,406	—	6,800,824	6,800,824	—	6,500,526	6,500,526
Other income	212,875	8,059,488	8,272,363	196,413	15,124,419	15,320,832	—	7,993,602	7,993,602

Total revenues	207,844,532	114,820,247	322,664,779	139,720,444	119,485,762	259,206,206	—	108,113,385	108,113,385

Expenses:
Operating expenses	142,297,015	56,679,103	198,976,118	101,164,636	56,608,330	157,772,966	—	59,266,385	59,266,385
Interest expense	13,331,036	32,687,227	46,018,263	9,823,727	33,943,108	43,766,835	—	33,032,580	33,032,580
Depreciation and amortization	1,127,271	29,249,069	30,376,340	753,111	21,010,603	21,763,714	—	26,793,320	26,793,320
Other expenses	—	90,184	90,184	—	1,627,791	1,627,791	—	620,906	620,906

Total expenses	156,755,322	118,705,583	275,460,905	111,741,474	113,189,832	224,931,306	—	119,713,191	119,713,191

Net income (loss)	$51,089,210	$(3,885,336)	$47,203,874	$27,978,970	$6,295,930	$34,274,900	$—	$(11,599,806)	$(11,599,806)

Arbor's share of income (loss)	$9,949,278	$3,045,329	$12,994,607	$6,600,084	$5,700,432	$12,300,516	$—	$248,658	$248,658

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 10—Real Estate Owned and Held-For-Sale

        Our real estate assets were comprised of one hotel property and an office building at December 31, 2016 and three multifamily properties, two hotel properties and an office building at December 31, 2015.

Real Estate Owned

	December 31, 2016			December 31, 2015
	Hotel Property	Office Building	Total	Multifamily Properties	Hotel Properties	Office Building	Total
Land	$3,293,651	$4,509,000	$7,802,651	$5,538,844	$3,293,651	$4,509,000	$13,341,495
Building and intangible assets	30,473,898	1,563,254	32,037,152	32,643,889	30,338,882	1,391,000	64,373,771
Less: Impairment loss	(11,200,000)	—	(11,200,000)	—	—	—	—
Less: Accumulated depreciation and amortization	(8,658,737)	(489,261)	(9,147,998)	(9,399,041)	(7,329,615)	(141,101)	(16,869,757)

Real estate owned, net	$13,908,812	$5,582,993	$19,491,805	$28,783,692	$26,302,918	$5,758,899	$60,845,509

        For the years ended December 31, 2016, 2015 and 2014, our hotel properties had a weighted average occupancy rate of approximately 54%, 53% and 51%, respectively, a weighted average daily rate of approximately $100, $90 and $76, respectively, and a weighted average revenue per available room of approximately $54, $48 and $39, respectively. The operation of the hotel properties are seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property owned exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million.

        At both December 31, 2016 and 2015, our office building was fully occupied.

        Our real estate assets had restricted cash balances totaling $0.7 million and $1.6 million as of December 31, 2016 and 2015, respectively, due to escrow requirements.

Real Estate Held-For-Sale

        In 2016, we sold our three remaining multifamily properties and a hotel property for a total of $50.7 million and recognized a gain of $11.6 million. A portion of the sales proceeds were used to payoff the outstanding debt on the multifamily properties of $27.1 million. See Note 12—Debt Obligations for further details.

        In 2015, we sold three hotel properties and a multifamily property classified as held-for-sale for a total of $41.1 million and recognized a gain of $7.8 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 10—Real Estate Owned and Held-For-Sale (Continued)

        The results of operations for properties classified as held-for-sale are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Property operating income	$2,845,231	$10,971,555	$14,362,030
Expenses:
Property operating expenses	1,994,346	8,224,101	11,243,246
Depreciation	334,631	1,562,101	2,877,143

Net income	$516,254	$1,185,353	$241,641

Note 11—Goodwill and Other Intangible Assets

Goodwill

        The following table sets forth the goodwill activity:

Year Ended December 31, 2016
Beginning balance	$—
Additions from the Acquisition	26,747,381
Impairment	—

Ending balance	$26,747,381

Other Intangible Assets

        The following table sets forth the other intangible assets activity:

	Gross Carrying Value			Accumulated Amortization
	December 31, 2015	Additions	December 31, 2016	December 31, 2015	Additions	December 31, 2016
Finite-lived intangible assets:
Broker relationships	$—	$25,000,000	$25,000,000	$—	$1,432,292	$1,432,292
Borrower relationships	—	14,400,000	14,400,000	—	660,000	660,000
Below market leases	—	4,010,000	4,010,000	—	337,705	337,705
Acquired technology	—	900,000	900,000	—	137,500	137,500
Infinite-lived intangible assets:
Fannie Mae DUS license	—	17,100,000	17,100,000	—	—	—
Freddie Mac Program Plus license	—	8,700,000	8,700,000	—	—	—
FHA license	—	3,200,000	3,200,000	—	—	—

	$—	$73,310,000	$73,310,000	$—	$2,567,497	$2,567,497

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 11—Goodwill and Other Intangible Assets (Continued)

        The finite-lived intangible assets recorded in connection with the Acquisition have the following useful lives: broker relationships—8 years; borrower relationships—10 years; below market leases—3.5 to 10.6 years and acquired technology—3 years.

        The weighted average remaining lives of our amortizable finite-lived intangible assets as of December 31, 2016 and the estimated amortization expense for each of the succeeding five years are as follows:

		Estimated Amortization Expense for the Year Ended December 31,
	Wtd. Avg. Remaining Life (in years)
		2017	2018	2019	2020	2021
Finite-lived intangible assets:
Broker relationships	7.5	$3,125,000	$3,125,000	$3,125,000	$3,125,000	$3,125,000
Borrower relationships	9.5	1,440,000	1,440,000	1,440,000	1,440,000	1,440,000
Below market leases	6.1	736,811	736,811	736,811	684,137	126,118
Acquired technology	2.5	300,000	300,000	162,500	—	—

	8.0	$5,601,811	$5,601,811	$5,464,311	$5,249,137	$4,691,118

Note 12—Debt Obligations

        We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments, as well as other general business needs. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

Credit Facilities and Repurchase Agreements

        The following table outlines borrowings under our credit facilities and repurchase agreements:

	December 31, 2016				December 31, 2015
	Debt Principal Balance(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Principal Balance(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$150 million repurchase facility	$107,303,216	$106,051,080	$183,827,574	3.12%	$58,270,774	$57,610,463	$99,641,504	2.70%
$100 million credit facility	21,897,500	21,598,322	34,850,000	2.96%	24,582,200	24,328,863	38,000,000	2.62%
$75 million credit facility	38,989,732	38,703,886	63,158,500	2.94%	13,852,500	13,766,445	18,470,000	2.59%
$75 million credit facility	23,285,625	23,276,773	31,725,000	2.81%	—	—	—	—
$50 million credit facility	46,400,000	46,373,641	58,000,000	2.81%	24,120,000	24,114,494	30,200,000	2.46%
$50 million credit facility	7,956,000	7,956,000	9,885,000	4.08%	—	—	—	—
$16.5 million term credit facility	—	—	—	—	16,500,000	16,431,870	29,750,000	3.22%
$3 million master security agreement	2,532,966	2,532,966	—	3.21%	—	—	—	—

Total	$248,365,039	$246,492,668	$381,446,074	3.02%	$137,325,474	$136,252,135	$216,061,504	2.69%

Agency Business (assumed in the Acquisition)
$400 million multifamily ASAP agreement	$142,556,962	$142,556,962	$142,556,962	1.65%
$150 million credit facility	268,571,797	268,530,211	268,571,797	2.05%
$150 million credit facility	210,138,900	210,009,449	210,138,900	2.05%
$100 million credit facility	39,047,500	39,047,500	39,047,500	1.95%

Total	$660,315,159	$660,144,122	$660,315,159	1.96%

Consolidated total	$908,680,198	$906,636,790	$1,041,761,233	2.25%

(1)
The difference between debt principal balance and carrying value represents unamortized deferred finance costs.

        Structured Business.    We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as described below.

        At December 31, 2016 and 2015, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, noted in the above table, was 3.02% and 2.69%, respectively. Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.42% at both December 31, 2016 and 2015. The leverage on our loans and investment portfolio, excluding the $3.0 million master security agreement used to finance leasehold improvements to our corporate office, was 64% at both December 31, 2016 and 2015. There were no interest rate swaps on these facilities at December 31, 2016 and 2015.

        We have a $150.0 million repurchase facility that bears interest at a rate of 225 basis points over LIBOR on senior mortgage loans, 350 basis points over LIBOR on junior mortgage loans and matures in October 2018 with a one-year extension option. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

        We have a $100.0 million credit facility that bears interest at a rate of 215 basis points over LIBOR and matures in May 2017 with a one-year extension option, subject to certain conditions. The facility has a maximum advance rate of 75%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

        We have a $75.0 million credit facility that bears interest at a rate of 212.5 basis points over LIBOR and includes a $25.0 million sublimit to finance healthcare related loans at an interest rate ranging from 225 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed. The facility has a maximum advance rate of 75%. In December 2016, the facility was extended for one year.

        We have another $75.0 million credit facility that bears interest at a rate of 200 basis points over LIBOR. The facility has a maximum advance rate of 70% to 75%, depending on the property type. In May 2016, the facility was extended for one year.

        We have a $50.0 million credit facility that bears interest at a rate of 200 basis points over LIBOR and has a maximum advance rate of 80%. In February 2016, we amended the facility, increasing the committed amount by $25.0 million to $50.0 million and extended the maturity for one year with two one-year automatic extensions, subject to certain conditions.

        In September 2016, we entered into a $50.0 million credit facility that bears an interest rate ranging from 250 basis points to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2019. The facility includes two one-year extension options and has a maximum advance rate of 80%.

        In 2015, we entered into a $16.5 million term facility to finance a first mortgage loan. The facility bore interest at a rate of 275 basis points over LIBOR and was scheduled to mature in December 2016. In the second quarter of 2016, the loan paid off and we repaid this facility in full.

        We have two notes payable under a master security agreement that was used to finance leasehold improvements to our corporate office, which were assumed as part of the Acquisition. The two notes bear interest at a weighted average fixed rate of 3.21%, require monthly amortization payments and mature in 2020.

        Agency Business.    In connection with the Acquisition, we assumed the following debt obligations with various financial institutions used to finance the loans held-for-sale on our Agency Business.

        We have a $400.0 million Multifamily As Soon as Pooled ® Plus ("ASAP") agreement with Fannie Mae, which, in December 2016, was temporarily increased to $500.0 million through March 31, 2017. The ASAP agreement has no commitment amount or expiration date and bears interest at a rate of 105 basis points over LIBOR (with a LIBOR Floor of 0.35%). ASAP provides us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program.

        We have a $150.0 million credit facility that bears interest at a rate of 140 basis points over LIBOR and was initially scheduled to mature in November 2016 but was extended through January 2018 with a temporary committed amount of $325.0 million through January 2017. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $150.0 million credit facility that bears interest at a rate of 140 basis points over LIBOR and matures in July 2017. The committed amount under the facility was temporarily increased

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

to $350.0 million through February 2017. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $100.0 million credit facility that bears interest at a rate of 135 basis points over LIBOR and matures in June 2017. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a letter of credit facility of $30.0 million with a financial institution, which includes an option to increase to $40.0 million with prior approval from the financial institution, pursuant to which letters of credit have been issued to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL Program. The letter of credit facility bears interest at a fixed rate of 3.00%, matures in October 2018 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a sublimit of $5.0 million pertaining to letters of credit securing obligations under the Freddie Mac SBL Program. At December 31, 2016, the letters of credit outstanding include a $25.0 million letter of credit for the Fannie Mae DUS program and a $5.0 million letter of credit for the Freddie Mac SBL Program.

CLOs

        In December 2016, we completed the unwinding of CLO III, redeeming $281.3 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our financing facilities, as well as with cash held by the CLO, and expensed $1.0 million of deferred fees into interest expense in the consolidated statements of income.

        In August 2016, we completed a collateralized securitization vehicle ("CLO VI"), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $250.3 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $275.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $49.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $325.0 million. We retained a residual interest in the portfolio with a notional amount of $74.8 million. The notes had an initial weighted average interest rate of 2.48% plus one-month LIBOR and interest payments on the notes are payable monthly. Including certain fees and costs, the initial weighted average note rate was 3.44%.

        In August 2015, we completed a collateralized securitization vehicle ("CLO V"), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate three year

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $350.0 million. We retained a residual interest in the portfolio with a notional amount of $82.3 million. The notes had an initial weighted average interest rate of 2.44% plus one-month LIBOR and interest payments on the notes are payable monthly. Including certain fees and costs, the initial weighted average note rate was 3.07%.

        In March 2015, we completed the unwinding of CLO II, redeeming $177.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our financing facilities, as well as with cash held by the CLO, and expensed $1.5 million of deferred fees into interest expense in the consolidated statements of income.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

        The following table outlines borrowings and the corresponding collateral under our CLOs:

			Collateral(2)
	Debt		Loans		Cash
	Face Value	Carrying Value(1)	Unpaid Principal	Carrying Value	Restricted Cash(3)
December 31, 2016
CLO VI	$250,250,000	$246,442,883	$324,569,105	$323,350,928	$430,895
CLO V	267,750,000	264,864,114	344,679,286	343,747,570	5,320,715
CLO IV	219,000,000	217,134,112	291,319,123	290,429,019	8,680,878

Total CLOs	$737,000,000	$728,441,109	$960,567,514	$957,527,517	$14,432,488

December 31, 2015
CLO V	$267,750,000	$263,784,723	$343,561,696	$342,988,734	$6,438,304
CLO IV	219,000,000	215,985,420	288,581,773	287,946,641	11,418,227
CLO III	281,250,000	279,129,518	339,019,221	338,034,689	25,135,492

Total CLOs	$768,000,000	$758,899,661	$971,162,690	$968,970,064	$42,992,023

(1)
Debt carrying value is net of $8.6 million and $9.1 million of deferred financing fees at December 31, 2016 and 2015, respectively.

(2)
As of December 31, 2016 and 2015, there was no collateral at risk of default or deemed to be a "credit risk" as defined by the CLO indenture.

(3)
Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

        CLO VI—Issued three investment grade tranches in August 2016 with a replacement period through September 2019 and a stated maturity date in September 2026. Interest is variable based on one-month LIBOR; the weighted average note rate was 3.30% at December 31, 2016.

        CLO V—Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025. Interest is variable based on one-month LIBOR; the weighted average note rate was 3.26% and 2.91% at December 31, 2016 and 2015, respectively.

        CLO IV—Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025. Interest is variable based on one-month LIBOR; the weighted average note rate was 3.06% and 2.71% at December 31, 2016 and 2015, respectively.

        CLO III—We completed the unwinding of CLO III in December 2016. The weighted average note rate was 2.86% at December 31, 2015.

        At December 31, 2016 and 2015, the aggregate weighted average note rate for our CLOs was 3.21% and 2.84%, respectively. Including certain fees and costs, the weighted average note rate was 3.71% and 3.24% at December 31, 2016 and 2015, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

        We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

        During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses. In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million. The notes can be redeemed by us after May 15, 2017 and the interest is paid quarterly in February, May, August and November. Including certain fees and costs, the weighted average note rate was 8.15% and 8.12% at December 31, 2016 and 2015, respectively. The debt carrying value of $94.5 million and $93.8 million at December 31, 2016 and 2015, respectively, is net of $3.3 million and $4.1 million, respectively, of deferred financing fees.

Convertible Senior Unsecured Notes

        In October 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes, including the underwriter's over-allotment option of $11.3 million. The notes pay interest semiannually in arrears. We received proceeds of $82.4 million from the offering, net of deferred financing fees, which are being amortized through interest expense over the life of the notes. The notes mature on October 1, 2019, unless earlier converted or repurchased by the holders pursuant to their terms, and are not redeemable by us prior to maturity.

        The notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The notes have a conversion rate of 119.3033 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of $8.38 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement.

        Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate of 7.50% at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.75 years at December 31, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

        The principal balance, unamortized discount and net carrying amount of the liability and equity components of the notes at December 31, 2016 were as follows:

Liability Component				Equity Component
		Unamortized Deferred Financing Fees
Principle Balance	Unamortized Debt Discount		Net Carrying Value	Net Carrying Value
$86,250,000	$2,119,436	$3,470,526	$80,660,038	$2,178,647

        During 2016, we incurred total interest expense on the notes of $1.9 million, of which $1.4 million, $0.3 million and $0.2 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our total cost of the notes is 8.82% per annum.

        At December 31, 2016, the conversion option value of the notes does not exceed their principal amount since the closing market price of our common stock does not exceed the conversion rate. In addition, we have the intent and ability to settle the notes in cash. Therefore, the notes had no impact on our diluted earnings per share.

Junior Subordinated Notes

        The carrying value of borrowings under our junior subordinated notes was $157.9 million and $157.1 million at December 31, 2016 and 2015, respectively, which is net of a deferred amount of $14.9 million and $15.5 million, respectively, that is being amortized into interest expense over the life of the notes and $3.1 million and $3.3 million, respectively, of deferred financing fees. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR. The current weighted average note rate was 3.82% and 3.12% at December 31, 2016 and 2015, respectively. Including certain fees and costs, the weighted average note rate was 3.94% and 3.55% at December 31, 2016 and 2015, respectively. The entities that issued the junior subordinated notes have been deemed VIEs. See Note 17—Variable Interest Entities for further details.

Mortgage Note Payable—Real Estate Owned and Held-For-Sale

        In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the remaining $20.7 million mortgage related to our multifamily properties, replacing it with two new notes payable totaling $27.2 million. In the second quarter of 2016, we sold the remaining multifamily properties and these notes payable were paid in full.

Related Party Financing

        In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. As of December 31, 2016, the outstanding principal balance was $50.0 million and, during 2016, we recorded interest expense of $1.8 million.

Collateralized Debt Obligations (CDOs)

        In 2015, we completed the unwind of CDO III, our last remaining CDO vehicle, redeeming $71.1 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO III's remaining assets within our existing financing facilities, as well as with cash held by the CDO. As a result of this transaction, we reduced the balance of estimated interest by $8.2 million, recording a gain on acceleration of deferred income in the consolidated statements of income, in the third quarter of 2015. We also terminated a related interest rate swap and incurred a loss of $0.3 million in the third quarter of 2015. See Note 14—Derivative Financial Instruments for additional details. CDO III had a $100.0 million revolving note class that provided a revolving note facility, which was paid off in the first quarter of 2015.

        In 2015, we completed the unwind of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II's remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO. As a result of this transaction, we generated approximately $30.0 million in cash equity and reduced the balance of estimated interest by $11.0 million, recording a gain on acceleration of deferred income in the consolidated statements of income, in the first quarter of 2015. We also terminated the related basis and interest rate swaps, which resulted in a loss of $4.3 million, and expensed $0.5 million of deferred fees in the first quarter of 2015. See Note 14—Derivative Financial Instruments for additional details.

Debt Covenants

        Credit Facilities and Repurchase Agreements.    The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2016.

        CLOs.    Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2016, as well as on the most recent determination dates in February 2017. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

        A summary of our CLO compliance tests as of the most recent determination dates in February 2017 is as follows:

Cash Flow Triggers	CLO IV	CLO V	CLO VI
Overcollateralization(1)
Current	136.99%	130.72%	129.87%
Limit	135.99%	129.72%	128.87%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	340.68%	262.17%	300.52%
Limit	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass

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

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination(1)	CLO IV	CLO V	CLO VI
January 2017	136.99%	130.72%	129.87%
October 2016	136.99%	130.72%	129.87%
July 2016	136.99%	130.72%	—
April 2016	136.99%	130.72%	—
January 2016	136.99%	130.72%	—

(1)
The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 12—Debt Obligations (Continued)

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

Subsequent Events

        In January 2017, we completed the issuance and sale of an additional $13.8 million aggregate principal amount of 6.50% convertible senior unsecured notes ("Reopened Notes"). The Reopened Notes are a further issuance of, are fully fungible with, and rank equally in right of payment with the $86.3 million of notes we initially issued in October 2016 and, following this offering, the aggregate outstanding principal amount of the notes is now $100.0 million. We received proceeds of $13.4 million from the January 2017 offering, net of estimated issuance costs which are being amortized through interest expense over the life of the notes.

        In February 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.9 million and expect to record a gain on extinguishment of debt of approximately $7.2 million in the first quarter of 2017.

Note 13—Allowance for Loss-Sharing Obligations

        A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows:

Year Ended December 31, 2016
Beginning balance	$—
Allowance for loss-sharing obligations assumed in the Acquisition	32,616,821
Provisions for loss sharing	2,234,823
Charge-offs, net	(2,444,090)

Ending balance	$32,407,554

        When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2016, we had outstanding advances of $0.3 million, which were netted against the allowance for loss-sharing obligations.

        At December 31, 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.04 billion. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 14—Derivative Financial Instruments

Structured Business

        The following is a summary of the derivative financial instruments held by our Structured Business (dollars in thousands):

		Notional Value						Fair Value
Designation/ Cash Flow	Derivative	Count	December 31, 2016	Count	December 31, 2015	Expiration Date	Balance Sheet Location	December 31, 2016	December 31, 2015
Qualifying	LIBOR Caps	2	$55,600	2	$84,100	2017	Other Assets	$—	$3

Qualifying	Interest Rate Swaps	2	$41,450	5	$107,821	2017	Other Liabilities	$(152)	$(4,669)

        Changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. These swap agreements must be effective in reducing the variability of cash flows of the hedged items to qualify for hedge accounting treatment. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2016, three interest rate swaps matured with a notional value of $66.4 million. As of December 31, 2016, we expect to reclassify $(0.2) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant. During 2015, all three of our remaining CDO vehicles were unwound and the related interest rate swaps with an aggregate notional value of $142.5 million and an aggregate fair value of $(4.6) million were terminated and recorded as a loss. See Note 12—Debt Obligations for further details. Also during 2015, we entered into a two qualifying LIBOR cap hedges due to CLO agreements requiring a LIBOR cap of 2% and 3% with a combined notional value of $84.1 million.

        Gains and losses on terminated swaps are deferred and recognized in earnings over the original life of the hedged item. As of December 31, 2016 and 2015, we had a net deferred loss of less than $0.1 million and $0.6 million, respectively, in accumulated other comprehensive income (loss) related to these terminated swap agreements. We recorded $0.6 million, $0.6 million and $0.7 million as additional interest expense related to the amortization of the loss for 2016, 2015 and 2014, respectively, and $0.1 million, $0.1 million and $0.2 million as a reduction to interest expense related to the accretion of the net gains for 2016, 2015 and 2014, respectively. We expect to record approximately $0.1 million of net deferred loss to interest expense over the next twelve months.

        Non-qualifying basis swap hedges were used to manage our exposure to interest rate movements and other identified risks but did not meet hedge accounting requirements. During 2015, our remaining basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated as part of the CDO II unwind and a loss was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 14—Derivative Financial Instruments (Continued)

        The following table presents the effect of our derivative financial instruments on the statements of income (dollars in thousands):

		Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)			Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Effective Portion)			Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Loss on Termination of Swaps (Ineffective Portion)
		Year Ended December 31,
Designation/Cash Flow	Derivative	2016	2015	2014	2016	2015	2014	2016	2015	2014
Qualifying	Interest Rate Swaps/Cap	$193	$1,019	$1,318	$(5,208)	$(6,149)	$(12,654)	$—	$(4,626)	$—

        Losses recognized through the consolidated statements of income from our non-qualified derivative instruments were deminimus for all periods presented.

        The cumulative amount of other comprehensive income (loss) related to net unrealized losses on derivatives designated as qualifying hedges as of December 31, 2016 and 2015 of $(0.2) million and $(5.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(0.2) million and $(4.7) million, respectively, and net deferred losses on terminated interest rate swaps of less than $(0.1) million and $(0.6) million, respectively.

        We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2016 and 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(0.2) million and $(4.6) million, respectively. As of December 31, 2016 and 2015, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $0.4 million and $5.0 million, respectively, which is recorded in other assets in our consolidated balance sheets.

Agency Business

        The following is a summary of the derivative financial instruments held by our Agency Business:

					Fair Value
		Notional Value			December 31, 2016
Designation/Cash Flow	Derivative	Count	December 31, 2016	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Non-Qualifying	Rate Lock Commitments	12	$156,685,400	Other Assets/ Other Liabilities	$2,816,132	$(764,429)
Non-Qualifying	Forward Sale Commitments	105	819,033,129	Other Assets/ Other Liabilities	2,798,858	(1,535,150)

			$975,718,529		$5,614,990	$(2,299,579)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 14—Derivative Financial Instruments (Continued)

        We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower "rate locks" a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

        These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also include the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2016, we recorded $0.5 million of net gains from changes in the fair value of these derivatives in other income, net and $44.9 million of income from MSRs. See Note 15—Fair Value for further details.

Note 15—Fair Value

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

        The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	December 31, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments	$1,790,159,966	$1,695,732,351	$1,749,130,232	$1,545,126,045	$1,450,334,341	$1,481,353,410
Loans held-for-sale, net	675,493,536	673,367,304	683,833,449	—	—	—
Capitalized mortgage servicing rights, net	n/a	227,742,986	245,455,881	—	—	—
Available-for-sale securities	58,789	5,403,463	5,403,463	1,610,505	2,022,030	2,022,030
Derivative financial instuments	550,117,700	5,614,990	5,614,990	84,100,000	3,345	3,345
Financial liabilities:
Credit and repurchase facilities	$908,680,198	$906,636,790	$907,882,886	$137,325,474	$136,252,135	$137,072,691
Collateralized loan obligations	737,000,000	728,441,109	728,642,500	768,000,000	758,899,661	766,065,400
Senior unsecured notes	97,860,025	94,521,566	99,034,345	97,860,025	93,764,994	96,294,265
Convertible senior unsecured notes, net	86,250,000	80,660,038	86,586,375	—	—	—
Junior subordinated notes	175,858,000	157,858,555	105,649,537	175,858,000	157,117,130	104,073,847
Mortgage note payable—real estate owned	—	—	—	27,155,000	27,155,000	27,111,231
Related party financing	50,000,000	50,000,000	55,119,744	—	—	—
Derivative financial instruments	522,650,829	2,451,422	2,451,422	107,820,995	4,669,273	4,669,273

        Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

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

          Level 3—Inputs reflect our best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Examples of Level 3 assets and liabilities include certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

        Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

        The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

        Loans and investments, net.    Fair values of loans and investments that are not impaired are estimated using Level 3 inputs based on discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Fair values of impaired loans and investments are estimated using Level 3 inputs that require significant judgments, which include assumptions regarding discount rates, capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.

        Loans held-for-sale, net.    Consists of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded, and are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics (Level 2). Fair values of loans held-for-sale include the fair value allocated to the associated future MSRs and is calculated pursuant to the valuation techniques described below for capitalized mortgage servicing rights, net (Level 3).

        Capitalized mortgage servicing rights, net.    Fair values are estimated using Level 3 inputs based on discounted future net cash flow methodology. The fair value of MSRs carried at amortized cost are estimated using a process that involves the use of independent third-party valuation experts, supported

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the contractually specified servicing fees, prepayment speed of the underlying loans, discount rate, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.

        Available-for-sale securities.    Fair values are estimated based on current market quotes received from active markets or financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are estimated using Level 1 inputs. The fair values of available-for-sale debt securities are estimated using the recent purchase price and subsequent sales price of the securities, which are deemed Level 2 inputs. The fair value of our Agency IOs were estimated using Level 3 inputs and are derived from third party proprietary models using discounted cash flows based on the underlying contractual cash flows and require significant judgements, including assumptions on discount rates and constant prepayment rates.

        Derivative financial instrument.    Fair values of interest rate and basis swap derivatives and LIBOR caps are estimated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.

        Fair values of rate lock and forward sale commitments are estimated using valuation techniques, which include internally-developed models developed based on changes in the U.S. Treasury rate and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loan, see capitalized mortgage servicing rights, net above for further details on the applicable valuation technique (Level 3). We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and our historical experience, the risk of nonperformance by our counterparties is not significant.

        Credit facilities, repurchase agreements and mortgage notes payable:    The fair values of credit facilities, repurchase agreements and mortgage notes payable for the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate the carrying values reported in the balance sheets.

        Collateralized loan obligations.    Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

        Senior unsecured notes.    Fair values are estimated at Level 1 based on current market quotes received from active markets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

        Convertible senior unsecured notes.    Fair values are estimated at Level 2 based on current market quotes received from inactive markets.

        Junior subordinated notes and related party financing.    Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following input levels as of December 31, 2016:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$5,403,463	$5,403,463	$617,288	$—	$4,786,175
Derivative financial instruments	5,614,990	5,614,990	—	2,798,858	2,816,132
Financial liabilities:
Derivative financial instruments	$2,451,422	$2,451,422	$—	$2,451,422	$—

        See Note 8—Available-for-Sale Securities for a roll-forward of our available-for-sale securities fair valued using Level 3 inputs.

        We measure certain financial assets at fair value on a nonrecurring basis. The fair values of these financial assets were determined using the following input levels as of December 31, 2016:

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$103,639,460	$103,639,460	$—	$—	$103,639,460

(1)
We had an allowance for loan losses of $83.7 million relating to eight loans with an aggregate carrying value, before loan loss reserves, of $187.4 million at December 31, 2016.

        Loan impairment assessments.    Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses, when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors. The table above includes all impaired loans, regardless of the period in which the impairment was recognized.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

        Quantitative information about Level 3 fair value measurements at December 31, 2016 were as follows:

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans(1):
Office	$806,000	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	8.03%
			Revenue growth rate	2.50%
Land	72,037,164	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
Hotel	30,796,296	Discounted cash flows	Discount rate	9.00%
			Capitalization rate	7.00%
			Revenue growth rate	3.30%
Derivative financial instruments:
Rate lock commitments	2,816,132	Discounted cash flows	W/A discount rate	12.19%

(1)
Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

        The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows:

Fair Value Measurements Using Significant Unobservable Inputs: December 31, 2016
Derivative assets
Balance at beginning of period	$—
Additions from the Acquisition	4,528,640
Settlements	(26,156,561)
Realized gains recorded in earnings	21,627,921
Unrealized gains recorded in earnings	2,816,132

Balance at end of period	$2,816,132

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 15—Fair Value (Continued)

        The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale.

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
December 31, 2016
Rate lock commitments	$156,685,400	$2,816,132	$(764,429)	$2,051,703
Forward sale commitments	819,033,129	—	1,263,708	1,263,708
Loans held-for-sale, net(1)	662,347,729	13,145,814	—	13,145,814

Total		$15,961,946	$499,279	$16,461,225

(1)
Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

        We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of December 31, 2016:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments	$1,695,732,351	$1,749,130,232	$—	$—	$1,749,130,232
Loans held-for-sale, net	673,367,304	683,833,449	—	683,833,449	—
Capitalized mortgage servicing rights, net	227,742,986	245,455,881	—	—	245,455,881
Financial liabilities:
Credit and repurchase facilities	$906,636,790	$907,882,886	$—	$660,144,122	$247,738,764
Collateralized loan obligations	728,441,109	728,642,500	—	—	728,642,500
Senior unsecured notes	94,521,566	99,034,345	99,034,345	—	—
Convertible senior unsecured notes, net	80,660,038	86,586,375	—	86,586,375	—
Junior subordinated notes	157,858,555	105,649,537	—	—	105,649,537
Related party financing	50,000,000	55,119,744	—	—	55,119,744

Note 16—Commitments and Contingencies

        Agency Business Commitments.    The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 16—Commitments and Contingencies (Continued)

        As of December 31, 2016, we were required to maintain at least $10.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

        We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2016, we met the restricted liquidity requirement with a $25.0 million letter of credit and $13.1 million of cash collateral.

        As of December 31, 2016, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $22.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

        We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2016, we met all of Fannie Mae's quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

        As an approved designated seller/servicer under Freddie Mac's SBL Program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL Program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At December 31, 2016, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

        See Note 12—Debt Obligations for details about the $30.0 million letter of credit agreement we entered into for our restricted cash requirements for the Fannie Mae DUS and Freddie Mac SBL Programs.

        We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 14—Derivative Financial Instruments and Note 15—Fair Value.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 16—Commitments and Contingencies (Continued)

        Debt Obligations and Operating Leases.    As of December 31, 2016, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year, were as follows:

Year	Debt Obligations	Minimum Annual Operating Lease Payments(1)	Total
2017	$836,398,004	$3,082,615	$839,480,619
2018	390,321,819	3,594,219	393,916,038
2019	274,608,500	3,325,682	277,934,182
2020	230,601,875	2,875,983	233,477,858
2021	160,360,025	1,464,918	161,824,943
Thereafter	175,858,000	7,664,328	183,522,328

Total	$2,068,148,223	$22,007,745	$2,090,155,968

(1)
Represents office leases assumed in connection with the Acquisition.

        Unfunded Commitments.    In accordance with certain loans and investments, we have outstanding unfunded commitments of $48.1 million as of December 31, 2016 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

        Litigation.    We currently are neither subject to any material litigation nor, to our knowledge, are any material litigation currently threatened against us other than the following:

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

December 31, 2016

Note 16—Commitments and Contingencies (Continued)

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

        On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17. The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling. Subsequent to that hearing, a new judge was assigned to the case and, in November 2016, the new judge entered an order directing the parties to file supplemental briefs addressing new cases decided since the last round of briefing. Oral arguments regarding the motion to dismiss were heard at a hearing held on January 25, 2017. The Court reserved decision at that hearing.

        We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

        Due to Borrowers.    Due to borrowers represents borrowers' funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 17—Variable Interest Entities

        Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with our derivative instruments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 17—Variable Interest Entities (Continued)

        Consolidated VIEs.    We have determined that our operating partnership, ARLP, and our CLO subsidiaries, which are owned by ARLP, are VIEs. ARLP is already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements.

        Our CLO subsidiaries invest in real estate and real estate-related securities and are financed by the issuance of CLO debt securities. We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all CLO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity. We also have exposure to CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CLO bond investors. As a result of consolidation, equity interests in these CLOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs to third parties. Our operating results and cash flows include the gross amounts related to CLO assets and liabilities as opposed to our net economic interests in the CLO entities.

        The assets and liabilities related to these consolidated CLOs are as follows:

	December 31, 2016	December 31, 2015
Assets:
Restricted cash	$15,542,304	$46,695,819
Loans and investments, net	957,527,492	968,970,064
Due from related party	—	36,451
Other assets	6,982,452	6,969,201

Total assets	$980,052,248	$1,022,671,535

Liabilities:
Collateralized loan obligations	$728,441,109	$758,899,661
Other liabilities	1,645,426	1,224,193

Total liabilities	$730,086,535	$760,123,854

        Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool. See Note 12—Debt Obligations for further details.

        We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

        Unconsolidated VIEs.    We determined that we are not the primary beneficiary of 21 VIEs in which we have a variable interest as of December 31, 2016 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 17—Variable Interest Entities (Continued)

        The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2016:

Type	Carrying Amount(1)	Maximum Exposure to Loss(2)
Loans	$256,955,289	$256,955,289
Agency IOs	4,786,175	4,786,175
Equity investments	2,050,447	2,050,447
Junior subordinated notes(3)	578,000	578,000

Total	$264,369,911	$264,369,911

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2016, $150.5 million of loans to VIEs had corresponding loan loss reserves of $77.6 million. See Note 4—Loans and Investments for further details.

(2)
Our maximum exposure to loss as of December 31, 2016 would not exceed the carrying amount of its investment.

(3)
It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

        These unconsolidated VIEs have exposure to real estate debt of approximately $2.48 billion at December 31, 2016.

Note 18—Equity

        Preferred Stock.    The Series A, B and C preferred stock may not be redeemed by us before February 2018, May 2018 and February 2019, respectively.

        Noncontrolling Interest.    The noncontrolling interest relates to the 21,230,769 OP Units issued to ACM to satisfy a portion of the aggregate purchase price of the Acquisition. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 29.2% of the voting power of our outstanding stock at December 31, 2016. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

        Common Stock.    In August 2016, we amended the equity distribution agreement, dated February 13, 2014, with JMP Securities LLC. In accordance with the terms of the amendment, we may offer and sell up to 7,500,000 common shares in "At-The-Market" equity offerings with JMP Securities. We have not sold any shares under this agreement since it was amended.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 18—Equity (Continued)

        In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, of which $400.0 million was available as of February 27, 2017.

        Distributions.    The following table presents dividends declared (on a per share basis) for the year ended December 31, 2016:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125
August 3, 2016	$0.16	August 1, 2016	$0.515625	$0.484375	$0.53125
November 2, 2016	$0.16	November 2, 2016	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 1, 2016 was for December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 was for March 1, 2016 through May 31, 2016. The dividend declared on August 1, 2016 was for June 1, 2016 through August 31, 2016. The dividend declared on November 2, 2016 was for September 1, 2016 through November 30, 2016.

        Common Stock—On March 1, 2017, the Board of Directors declared a cash dividend of $0.17 per share of common stock. The dividend is payable on March 21, 2017 to common stockholders of record as of the close of business on March 15, 2017.

        Preferred Stock—On February 3, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2016 through February 28, 2017 and are payable on February 28, 2017 to preferred stockholders of record on February 15, 2017.

        We have determined that 100% of the common stock and preferred stock dividends paid during 2016, 2015 and 2014 represented ordinary income to our stockholders for income tax purposes. In addition, pursuant to Internal Revenue Code Section 59(d), alternative minimum tax ("AMT") could be apportioned between a REIT and its stockholders to the extent the REIT distributes its regular taxable income. Since we have distributed our taxable income, the AMT adjustments are being apportioned to our stockholders. As such, we have determined that 12.680% of each distribution to our stockholders for the tax year ended December 31, 2016 consists of an AMT adjustment (i.e., for each $1 of dividend reportable by a stockholder, $0.1268 represents an AMT adjustment).

        Deferred Compensation.    We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers and employees of ours and our Manager.

        Vesting of restricted shares is dependent on a service requirement. Dividends paid on restricted shares are recorded as dividends on shares of our common stock whether or not they are vested. For accounting purposes, we measure the compensation costs for these shares as of the grant date, with subsequent remeasurement for any unvested shares granted to non-employees of ours with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 18—Equity (Continued)

        In March 2016, we issued 282,405 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the "2014 Plan") to certain employees of ours and our Manager with a total grant date fair value of $1.9 million and recorded $0.2 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third will vest in March 2017, and the remaining third will vest in March 2018. In March 2016, we also issued 67,260 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense.

        During the first quarter of 2016, we issued 70,225 shares of restricted common stock to Mr. Ivan Kaufman, our chairman and chief executive officer, under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income. One quarter of the shares vested as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant. Mr. Kaufman was also granted up to 421,348 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $0.9 million and we recorded less than $0.1 million to employee compensation and benefits. To date under his 2015 annual incentive agreement, Mr. Kaufman was granted in the aggregate up to 867,113 performance-based restricted stock units.

        As of December 31, 2016, unvested restricted stock consisted of 202,037 shares granted to our employees with a grant date fair value of $1.4 million and 195,139 shares granted to employees of our Manager with a grant date fair value of $1.3 million, which is subject to re-measurement each reporting period. Expense is recognized ratably over the vesting period in our consolidated statements of income in employee compensation and benefits expense and selling and administrative expense, respectively. During 2016, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.7 million, $0.9 million and $0.4 million, respectively, and for non-employees to selling and administrative expense for $1.0 million, $0.8 million and $0.5 million, respectively.

        In May 2015, we issued 20,430 shares of fully vested common stock to certain independent members of the Board of Directors under the 2014 Plan and recorded $0.1 million to selling and administrative expense in our consolidated statements of income.

        In March 2015, we issued 328,400 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager, inclusive of 105,000 shares granted to our chief executive officer, Mr. Kaufman, with a total grant date fair value of $2.3 million and recorded $0.4 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third vested in March 2016, and the remaining third will vest in March 2017. In March 2015, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense.

        During the first quarter of 2015, we issued 74,294 shares of restricted common stock to Mr. Kaufman under his 2015 annual incentive agreement with a grant date fair value of $0.5 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 18—Equity (Continued)

and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income. One quarter of the shares vest as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant. Mr. Kaufman was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.2 million and we recorded $0.3 million to employee compensation and benefits. As of December 31, 2015, unvested restricted stock consisted of 212,241 shares granted to our employees with a grant date fair value of $1.5 million and 154,169 shares granted to employees of our Manager with a grant date fair value of $1.1 million, which is subject to remeasurement each reporting period.

        In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager with a total grant date fair value of $2.0 million and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third vested in May 2015, and the remaining third vested in May 2016. In May 2014, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense. As of December 31, 2014, unvested restricted stock consisted of 138,584 shares granted to employees of our Manager with a grant date fair value of $1.0 million, which is subject to remeasurement each reporting period, and 110,666 shares granted to our employees with a grant date fair value of $0.8 million.

        Accumulated Other Comprehensive Income (Loss).    At December 31, 2016, accumulated other comprehensive income was $0.3 million and consisted of a $0.6 million unrealized gain related to available-for-sale securities, partially offset by $0.2 million of net unrealized losses on derivatives designated as cash flow hedges and less than $0.1 million of net deferred losses on terminated interest swaps. At December 31, 2015, accumulated other comprehensive loss was $4.8 million and consisted of $4.7 million of net unrealized losses on derivatives designated as cash flow hedges and $0.6 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities.

        See Note 14—Derivative Financial Instruments for the reclassifications out of accumulated other comprehensive income (loss) and into earnings during 2016, 2015 and 2014.

        Earnings Per Share.    Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in 2016 and 2015, OP Units issued in 2016 in connection with the Acquisition and warrants for the period of time that they were outstanding during 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 18—Equity (Continued)

        The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations:

	Year Ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders(1)	$42,796,132	$42,796,132	$45,875,094	$45,875,094	$85,792,235	$85,792,235
Net income attributable to noncontrolling interest(2)	—	—	—	—	—	—

Net income attributable to common stockholders and nocontrolling interest	$42,796,132	$42,796,132	$45,875,094	$45,875,094	$85,792,235	$85,792,235

Weighted average shares outstanding	51,305,095	51,305,095	50,857,750	50,857,750	50,143,648	50,143,648
Dilutive effect of OP Units(2)	—	—	—	—	—	—
Dilutive effect of restricted stock units(3)	—	425,458	—	149,578	—	—
Dilutive effect of warrants(4)	—	—	—	—	—	224,696

Weighted average shares outstanding	51,305,095	51,730,553	50,857,750	51,007,328	50,143,648	50,368,344

Net income per common share(1)	$0.83	$0.83	$0.90	$0.90	$1.71	$1.70

(1)
Net of preferred stock dividends.

(2)
We consider OP Units to be common stock equivalents as the holder has voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election. For 2016, the OP Units were considered anti-dilutive and excluded from diluted EPS.

(3)
Mr. Kaufman was granted restricted stock units in 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

(4)
In July 2014, we acquired and canceled all of our outstanding warrants issued in connection with a debt restructuring with Wachovia Bank in 2009.

Note 19—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT—federal taxable income, net of dividends paid and net operating loss deductions, for 2016, 2015 and 2014, and therefore, have not provided for REIT federal income tax expense. The REIT incurred current state tax expenses for 2016 of $0.5 million, as a result of a change in New York State tax rules related to such state's net operating loss utilization policy. In 2015 and 2014, the REIT did not incur any state tax expense. For the 2009 and 2010 tax years, the income and tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 19—Income Taxes (Continued)

        Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business, are owned or conducted through our TRS Consolidated Group, which the majority of the income is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group has federal net operating losses from prior years which will be used against the income from the Agency Business. In 2016, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT totaling $0.8 million. In 2016, a $5.4 million valuation allowance, previously recorded at the TRS Consolidated Group, was released. We did not record a provision for income taxes in 2015 and 2014.

        The following table provides a summary of our pre-tax GAAP income:

	Year Ended December 31,
	2016	2015	2014
Pre-tax GAAP income:
REIT	$35,150,891	$44,449,099	$90,278,047
TRS Consolidated Group	8,470,241	1,425,995	(4,485,812)

Total pre-tax GAAP income	$43,621,132	$45,875,094	$85,792,235

        Our provision (benefit) for income taxes was comprised as follows:

	Year Ended December 31,
	2016	2015	2014
Current tax provision (benefit)
Federal	$767,673	$298,225	$(20,062)
State	1,589,411	117,640	(5,975)

Total	2,357,084	415,865	(26,037)

Deferred tax (benefit) provision
Federal	$1,448,928	$(2,956,679)	$(1,519,398)
State	2,379,582	(1,238,608)	(393,135)
Valuation allowance	(5,360,594)	3,779,422	1,938,570

Total	(1,532,084)	(415,865)	26,037

Total income tax expense	$825,000	$—	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 19—Income Taxes (Continued)

        A reconciliation of our effective income tax rate as a percentage of pre-tax income or loss to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(28.2)	(38.7)	(36.8)
State and local income taxes, net of
federal tax benefit	6.9	(2.7)	(0.5)
Change in valuation allowance	(12.3)	6.4	2.3
Other	0.5	—	—

Effective income tax rate	1.9%	—%	—%

        The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Expenses not currently deductible	$2,427,946	$10,441,408
Loan loss reserve	27,486,037	—
Net operating and capital loss carryforwards	219,378	5,714,575
Valuation allowance	(6,959,882)	(12,320,476)

Deferred tax assets, net	$23,173,479	$3,835,507

Deferred tax liabilities:
Interest in equity affiliates—net	$7,179,189	$3,835,507
Intangibles	24,859,698	—
Mortgage servicing rights	3,550,613	—
Other	857,940	—

Deferred tax liabilities, net	$36,447,440	$3,835,507

        At December 31, 2016, our TRS Consolidated Group had $23.2 million of deferred tax assets net of a $7.0 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves and net operating loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $36.4 million in deferred tax liabilities, consisting of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

        At December 31, 2015, our TRS Consolidated Group, had $3.8 million of deferred tax assets net of a $12.3 million valuation allowance. The deferred tax assets consist of expenses not currently deductible and net operating and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $3.8 million in deferred tax liabilities, consisting of timing differences from investments in equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 19—Income Taxes (Continued)

        As of December 31, 2016, the REIT (excluding the TRS Consolidated Group) had approximately $79.7 million of federal and state net operating loss carryforwards and no capital loss carryforwards. A substantial portion of the net operating losses will expire between 2030 and 2033.

        The TRS Consolidated Group has federal and state net operating loss carryforwards as of December 31, 2016 and 2015 of approximately $0.5 million and $12.3 million, respectively, which will expire through 2031. As a result of the acquisition of the Agency Business, the TRS Consolidated Group utilized $11.3 million of net operating losses.

        We have assessed our tax positions for all open years, which includes 2013-2016, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties in 2016, 2015 and 2014.

Note 20—Agreements and Transactions with Related Parties

        Management Agreement.    We, ARLP and Arbor Realty SR, Inc. have a management agreement with our Manager, pursuant to which our Manager provides us with a variety of advisory and professional services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources and we pay our Manager a base management fee and, under certain circumstances, an annual incentive fee.

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

        The management agreement also allows us to consider, from time to time, the payment of additional "success-based" fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice. If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million. We have an option, expiring in July 2018, to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million after July 2017). See Note 3—Acquisition of Our Manager's Agency Platform for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 20—Agreements and Transactions with Related Parties (Continued)

        The following table sets forth our base management fees and incentive fees:

	Year Ended December 31,
Management Fees:	2016	2015	2014
Base	$12,600,000	$10,900,000	$9,900,000
Incentive	—	—	—

Total management fee	$12,600,000	$10,900,000	$9,900,000

        For the years ended December 31, 2016, 2015 and 2014, no "success-based" payments were made.

        In 2007, our Manager received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which was an equity affiliate that we sold our equity interest back in 2014. The $77.1 million gain was deferred as a result of guarantying a portion of the property's indebtedness. In July 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the deferred gain and a $19.0 million prepaid incentive management fee.

        Other Related Party Transactions.    Due from related party was $1.5 million and $8.1 million at December 31, 2016 and 2015, respectively, and consisted primarily of paydowns to be remitted and escrows held by our affiliated servicing operations related to real estate transactions.

        Due to related party was $6.0 million and $3.4 million at December 31, 2016 and 2015, respectively, and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

        Related party financing was $50.0 million at December 31, 2016 and represents a $50.0 million preferred equity interest financing agreement we entered into with our Manager to finance a portion of the aggregate purchase price of the Acquisition. We incurred interest expense of $1.8 million in 2016 from this debt. See Note 12—Debt Obligations for further details.

        In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own interests ranging from approximately 7.8% to 9.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and mature in September 2019. Interest income recorded from these loans totaled $0.7 million for 2016.

        In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity. The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity date of April 2016, which was extended to November 2017. Interest income recorded from these loans totaled $1.2 million for 2016.

        In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 20—Agreements and Transactions with Related Parties (Continued)

an interest of approximately 7.5% in the borrowing entity. The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019. Interest income recorded from this loan totaled $1.0 million for 2016.

        In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of November 2018 with two one-year extension options. Interest income recorded from this loan totaled $0.4 million and $0.1 million for 2016 and 2015, respectively.

        In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons. The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and a maturity date of October 2017. Interest income recorded from these loans totaled $1.0 million and $0.2 million for 2016 and 2015, respectively.

        In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Manager. The loan bears interest at a fixed rate of 12.5% and has a maturity date of April 2025. Interest income recorded from this loan totaled $0.4 million and $0.3 million for 2016 and 2015, respectively.

        In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in April 2018. During the fourth quarter of 2016, the loan was repaid in full and we received proceeds of $6.3 million, which was allocated to the consortium of investors. Interest income recorded from this loan totaled $0.4 million and $0.2 million for 2016 and 2015, respectively.

        In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date in February 2018. To accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours. During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors. Interest income recorded from this loan was $1.0 million and $2.3 million for 2016 and 2015, respectively.

        In 2015, we invested $9.6 million for 50% of our Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In 2015, we also invested a total of $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. During 2016, we funded an additional $5.9 million into these non-qualified residential mortgages and received cash distributions totaling $13.0 million as a result of the joint venture selling most of its mortgage assets. We recorded income of $10.0 million and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 20—Agreements and Transactions with Related Parties (Continued)

$6.0 million from these investments during 2016 and 2015, respectively. See Note 9—Investment in Equity Affiliates for further details.

        In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of 95%. In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors, and the remaining loan was extended as of right to March 2017. Interest income recorded from these loans totaled $0.2 million, $0.3 million and $0.1 million for 2016, 2015 and 2014, respectively.

        In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity. The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date that was extended to July 2017. In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity date that was extended to July 2017. Interest income recorded from these loans totaled $3.5 million, $2.8 million and $1.2 million for 2016, 2015 and 2014, respectively.

        In 2014, our Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%. During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Manager. The $14.6 million first mortgage was extended to March 2018. Interest income recorded from these loans totaled $0.9 million, $1.1 million and $0.9 million for 2016, 2015 and 2014, respectively.

        In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the acquisition of our Manager's Agency Business, as well as the option to internalize the management of our current business. In February 2016, we entered into a Purchase Agreement and on July 14, 2016 we completed the Acquisition for $275.8 million. See Note 3—Acquisition of Our Manager's Agency Platform for further details.

        In 2011, we restructured a preferred equity investment on the Lexford Portfolio ("Lexford"), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments were repaid in full by the third quarter of 2015. Interest income recorded from such preferred equity investments was $0.2 million for 2015. As a result of the direct equity investment, which was also repaid in the third quarter of 2015, we received distributions totaling $2.8 million and $5.5 million during 2016 and 2015, respectively, which were recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 20—Agreements and Transactions with Related Parties (Continued)

the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. We have provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2016, this debt had an aggregate outstanding balance of $847.7 million and is scheduled to mature between 2017 and 2025.

        Interest income recorded from loans originated in 2013 or prior years with our affiliates totaled $0.3 million and $2.3 million for 2015 and 2014, respectively. There was no interest income recorded in 2016 from these transactions.

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

Note 21—Employee Benefits

        In connection with the Acquisition, we assumed a 401(k) defined contribution plan (the "401(k) Plan") and a non-qualified deferred compensation plan (the "Deferred Comp Plan").

        The 401(k) Plan is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2016, we recorded $0.3 million of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

        The Deferred Comp Plan is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. Under the Deferred Comp Plan, which can be modified or discontinued at any time, participating employees may defer a portion of their compensation and we are contractually obligated to match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests. All employee deferrals vest immediately and matching contributions vest over a nine year period beginning after year five. For 2016, there were $0.7 million of employee deferrals. As of December 31, 2016, we had

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 21—Employee Benefits (Continued)

recorded liabilities totaling $3.5 million and assets of $2.8 million related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

Note 22—Segment Information

        As a result of the Acquisition, we currently evaluate our results from operations from two business segments—our Structured Business and our Agency Business. See Note 1—Description of Business for a description of each segment.

        The summarized statements of income and balance sheet data, as well as certain other data, by segment, are included in the following tables. Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees and stock-based compensation. All amounts are before amounts allocated to noncontrolling interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 22—Segment Information (Continued)

	Year Ended December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Interest income	$109,622,338	$6,550,283	$—	$116,172,621
Other interest income, net	2,539,274	—	—	2,539,274
Interest expense	57,943,461	3,886,878	1,792,432	63,622,771

Net interest income	54,218,151	2,663,405	(1,792,432)	55,089,124

Other revenue:
Gain on sales, including fee-based services, net	—	24,594,090	—	24,594,090
Mortgage servicing rights	—	44,940,760	—	44,940,760
Servicing revenue	—	30,758,759	—	30,758,759
Amortization of MSRs	—	(21,704,560)	—	(21,704,560)
Property operating income	14,881,275	—	—	14,881,275
Other income, net	541,738	499,279	—	1,041,017

Total other revenue	15,423,013	79,088,328	—	94,511,341

Other expenses:
Employee compensation and benefits	14,883,806	23,763,640	—	38,647,446
Selling and administrative	9,714,381	7,872,490	—	17,586,871
Acquisition costs	—	—	10,261,902	10,261,902
Property operating expenses	13,501,025	—	—	13,501,025
Depreciation and amortization	2,454,402	2,567,498	—	5,021,900
Impairment loss on real estate owned	11,200,000	—	—	11,200,000
Provision for loss sharing	—	2,234,823	—	2,234,823
Provision for loan losses (net of recoveries)	(134,101)	—	—	(134,101)
Management fee—related party	9,044,052	3,555,948	—	12,600,000

Total other expenses	60,663,565	39,994,399	10,261,902	110,919,866

Income before gain on sale of real estate, income from equity affiliates and provision for income taxes	8,977,599	41,757,334	(12,054,334)	38,680,599
Gain on sale of real estate	11,630,687	—	—	11,630,687
Income from equity affiliates	12,994,607	—	—	12,994,607
Provision for income taxes	—	(825,000)	—	(825,000)

Net income	$33,602,893	$40,932,334	$(12,054,334)	$62,480,893

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 22—Segment Information (Continued)

	December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$103,156,034	$35,489,396	$—	$138,645,430
Restricted cash	16,230,051	13,084,878	—	29,314,929
Loans and investments, net	1,695,732,351	—	—	1,695,732,351
Loans held-for-sale, net	—	673,367,304	—	673,367,304
Capitalized mortgage servicing rights, net	—	227,742,986	—	227,742,986
Investments in equity affiliates	33,948,853	—	—	33,948,853
Goodwill and other intangible assets	—	97,489,884	—	97,489,884
Other assets	63,350,947	11,193,562	—	74,544,509

Total assets	$1,912,418,236	$1,058,368,010	$—	$2,970,786,246

Liabilities:
Debt obligations	$1,307,973,936	$660,144,122	$50,000,000	$2,018,118,058
Allowance for loss-sharing obligations	—	32,407,554	—	32,407,554
Other liabilities	133,788,359	38,216,483	1,217,864	173,222,706

Total liabilities	$1,441,762,295	$730,768,159	$51,217,864	$2,223,748,318

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 22—Segment Information (Continued)

        The comparable summarized statements of income for 2015 and 2014 and the summarized balance sheet for 2015 are not provided since we operated as a single business segment in those periods.

	Year Ended December 31,
	2016	2015	2014
Origination Data:
Structured Business
New loan originations	$847,682,500	$828,217,500	$900,666,405
Loan payoffs / paydowns	553,408,734	828,669,556	972,311,886
Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,668,581,271
Freddie Mac	456,421,660
FHA	24,629,823

Total	$2,149,632,754

Total loan commitment volume	$2,129,720,318

Loan Sales Data:
Agency Business
Fannie Mae	$1,130,391,796
Freddie Mac	332,319,660
FHA	29,672,932

Total	$1,492,384,388 (1)

Sales margin (fee-based services as a % of loan sales)	1.65%

MSR rate (MSR income as a % of loan commitments)	2.11%

(1)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

	December 31, 2016
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$11,181,152,400	53	6.6
Freddie Mac	1,953,244,541	22	10.5
FHA	420,688,577	18	19.2

Total	$13,555,085,518	48	7.6

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 23—Selected Quarterly Financial Data—Unaudited

        The following tables represent summarized quarterly financial data for 2016 and 2015:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net interest income	$12,083,989	$12,669,999	$17,265,284	$13,069,852
Total other revenue	49,580,564	34,868,259	4,641,223	5,421,295
Total other expenses	32,035,587	35,741,599	25,169,864	17,972,816

Income before gain on sale of real estate, income from equity affiliates and provision for income taxes	29,628,966	11,796,659	(3,263,357)	518,331
Gain on sale of real estate	—	—	11,023,134	607,553
Income from equity affiliates	1,800,689	4,929,375	4,367,101	1,897,442
Provision for income taxes	(525,000)	(300,000)	—	—

Net income	30,904,655	16,426,034	12,126,878	3,023,326
Preferred stock dividends	1,888,430	1,888,430	1,888,430	1,888,430
Net income attributable to noncontrolling interest	8,481,609	3,649,432	—	—

Net income attributable to common stockholders	$20,534,616	$10,888,172	$10,238,448	$1,134,896

Basic earnings per common share(1)	$0.40	$0.21	$0.20	$0.02

Diluted earnings per common share(1)	$0.40	$0.21	$0.20	$0.02

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 23—Selected Quarterly Financial Data—Unaudited (Continued)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net interest income	$14,878,213	$14,140,346	$22,632,167	$13,282,028
Total other revenue	4,917,135	7,254,484	7,278,650	8,486,343
Total other expenses	18,001,688	18,338,403	19,057,772	18,669,461

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	1,793,660	3,056,427	10,853,045	3,098,910
Gain on acceleration of deferred income	—	8,162,720	—	11,009,162
Loss on termination of swaps	—	(340,197)	—	(4,289,450)
Gain on sale of real estate	3,799,657	—	—	3,984,364
Income from equity affiliates	1,317,339	6,353,239	1,534,025	3,095,913

Net income	6,910,656	17,232,189	12,387,070	16,898,899
Preferred stock dividends	1,888,430	1,888,430	1,888,430	1,888,430

Net income attributable to common stockholders	$5,022,226	$15,343,759	$10,498,640	$15,010,469

Basic earnings per common share(1)	$0.10	$0.30	$0.21	$0.30

Diluted earnings per common share(1)	$0.10	$0.30	$0.21	$0.30

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods, due to the effects of rounding for each period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2016

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO	2017 - 2019	LIBOR + 4.25% - 11.85% Floor 0.21% - 0.50%	$—	$231,500,000	$231,220,314	$—
Land	CA	IO	2017	Fixed 0.00% - 11.64%	—	111,816,630	62,751,422
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO	2017 - 2020	LIBOR + 3.00% - 12.75% Floor 0.15% - 0.68% Fixed 3.00% - 12.00%	—	1,138,947,205	1,133,734,499	—
Land	CA	IO	2017	LIBOR + 4.00% Floor 0.15% Fixed 10.00%	—	6,505,770	1,687,500	—
Office	Various	IO	2017 - 2020	LIBOR + 3.10% - 7.90% Floor 0.50%	—	64,833,574	62,941,335	—
Hotel	NY	IO / PI	2019	LIBOR + 6.50% Floor 0.45%	—	36,000,000	35,769,136	—
Commercial	Various	IO	2017	LIBOR + 5.75% - 6.00% Floor 0.25%	—	7,505,000	7,478,875	—
Healthcare	OR	IO	2018	LIBOR + 5.50% Floor 0.25%	—	5,550,000	5,543,286	—

					—	1,259,341,549	1,247,154,631	—

Total Bridge Loans					—	1,602,658,179	1,541,126,367	—

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2017 - 2025	Fixed 5.00% - 12.50%	118,946,696	26,233,265	24,105,313	—
Land	Various	IO	2017	Fixed 12%	—	13,932,968	13,932,969	—
Office	CA	IO	2017	Fixed 11%	115,434,591	13,000,000	12,964,371
Retail	FL	PI	2024	Fixed 12.00%	32,421,181	3,958,333	3,958,333	—

Total Mezzanine Loans					266,802,468	57,124,566	54,960,986	—

Junior Participations:
Junior participation loans less than 3% of carrying amount of total loans (6):
Office	Various	IO / PI	2017	Fixed 4.00% - 7.58%	1,263,144,153	62,256,582	36,981,343	—

Total Junior Participations					1,263,144,153	62,256,582	36,981,343	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2016

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO	2017 - 2024	Fixed 8.00% - 14.00%	50,428,394	25,050,639	25,010,547	—
Hotel	IL	IO	2019	Libor + 2.79%	46,500,000	34,750,000	31,050,000	—
Land	NY	IO	2017	Fixed 12.00%	14,950,000	5,000,000	5,000,000	—
Office	SC	IO	2024	Fixed 15.00%	10,226,155	1,620,000	1,603,108	—
Commercial	NY	IO	2017	Fixed 6.00%	29,792,384	1,700,000	—	—

Total Preferred Equity Loans					151,896,933	68,120,639	62,663,655	—

Total Loans					$1,681,843,554	$1,790,159,966	$1,695,732,351	$—

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2016, $569.1 million of loans were extended.

(5)
The federal income tax basis is approximately $1.79 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2016

        The following table reconciles our loans and investments carrying amounts for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$1,450,334,341	$1,459,475,650	$1,523,699,653
Additions during period:
New loan originations	847,682,500	944,250,824	900,666,405
Loan charge-offs	2,959,005	32,000,000	6,501,079
Funding of unfunded loan commitments(1)	7,851,443	6,929,472	907,052
Accretion of unearned revenue	4,296,775	5,555,539	4,976,577
Charge-off on loan converted to real estate owned	—	2,500,000	—
Recoveries of reserves	193,106	2,042,263	9,315,724
Deductions during period:
Loan payoffs and paydowns	(556,892,792)	(946,078,251)	(967,084,679)
Unfunded loan commitments(1)	(50,691,329)	(4,225,000)	(753,502)
Use of loan charge-offs	(2,959,005)	(32,000,000)	(6,501,079)
Loan converted to real estate owned	—	(8,400,000)	—
Provision for loan losses	(59,005)	(6,509,149)	(9,026,712)
Unearned revenue and costs	(6,982,688)	(3,907,007)	(3,224,868)
Satisfaction of participation loan	—	(1,300,000)	—

Balance at end of year	$1,695,732,351	$1,450,334,341	$1,459,475,650

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

        We acquired the agency business of our Manager, Arbor Commercial Mortgage LLC. Management has evaluated and integrated the acquired business into our internal control over financial reporting.

        There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 3, 2017

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2017 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2017 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2017 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the 2017 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2017 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2017 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2017 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

        See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.§
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock.▪▪
3.7	Articles Supplementary designating Special Voting Preferred Stock.**
3.8	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.*
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.§
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪▪
4.5	Form of 7.375% Senior Note due 2021.▪▪▪
4.6	Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.7	First Supplemental Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.8	Second Supplemental Indenture, dated as of October 5, 2016, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ªªª
10.1
Third Amended and Restated Management and Advisory Agreement, dated July 14, 2016, among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc., and Arbor Commercial Mortgage, LLC.**
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated as of July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.**
10.4
Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated as of July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.**

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
10.15	Loan Obligation Purchase Agreement, dated February 27, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD.♦
10.16
Co-Placement Agreement, dated February 20, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, J.P. Morgan and Sandler O'Neill & Partners, L.P. ♦
10.17	Annual Incentive Agreement, dated January 1, 2015, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ♦
10.18
Indenture, dated August 18, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦
10.19	Loan Obligation Purchase Agreement, dated August 18, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD.♦♦
10.20
Placement Agreement, dated August 7, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC and J.P. Morgan Securities LLC. ♦♦

Exhibit Number	Description
10.21	Asset Purchase Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the "Company"), Arbor Realty Limited Partnership, a Delaware limited partnership (the "Partnership"), ARSR Acquisition Company, LLC, a Delaware limited liability company (the "TRS" and together with the Partnership, the "Buyer"), Arbor Commercial Funding, LLC, a New York limited liability company ("ACF"), and Arbor Commercial Mortgage, LLC, a New York limited liability company ("ACM" and together with ACF, the "Seller") (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K). ªª
10.22
Voting and Standstill Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the "Buyer"), Arbor Commercial Mortgage, LLC, a New York limited liability company ("ACM" and together with Arbor Commercial Funding, LLC, a New York limited liability company, the "Seller") and the other Persons whose names appear on the signature pages hereto (each such Person, together with ACM, a "Stockholder" and, collectively, the "Stockholders"). ªª
10.23	Option Agreement, dated as of July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.**
10.24	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.**
10.25	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.**
10.26
Indenture, dated August 18, 2016, by and between Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2016-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦♦
10.27	Loan Obligation Purchase Agreement, dated August 18, 2016, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD. ♦♦♦
10.28
Placement Agreement, dated February 20, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, J.P. Morgan and Sandler O'Neill & Partners, L.P. ♦♦♦
10.29
Amendment No. 1, dated August 10, 2016, to the Equity Distribution Agreement, dated February 13, 2014, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and JMP Securities LLC, as sales agent.ª
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.1	Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2016, filed on March 3, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index
▲	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) filed December 11, 2007.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.
**	Incorporated by reference to the Registrant's Form 8-K filed July 15, 2016.
§	Incorporated by reference to the Registrant's Form 8-A filed February 1, 2013.
§§	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
ª	Incorporated by reference to the Registrant's Form 8-K filed August 10, 2016.
ªª	Incorporated by reference to the Registrant's Form 8-K filed March 2, 2016.
ªªª	Incorporated by reference to the Registrant's Form 8-K filed October 5, 2016.
▪	Incorporated by reference to the Registrant's Form 8-A filed May 8, 2013.
▪▪	Incorporated by reference to the Registrant's Form 8-A filed February 24, 2014.
▪▪▪	Incorporated by reference to the Registrant's Form 8-K filed May 12, 2014.
♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2017
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 3, 2017
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	March 3, 2017
/s/ KAREN K. EDWARDS Karen K. Edwards	Director	March 3, 2017
/s/ WILLIAM C. GREEN William C. Green	Director	March 3, 2017
/s/ WILLIAM HELMREICH William Helmreich	Director	March 3, 2017
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	March 3, 2017
/s/ JOSEPH MARTELLO Joseph Martello	Director	March 3, 2017
/s/ GEORGE TSUNIS George Tsunis	Director	March 3, 2017