Form 10-Q
period 2017-03-31
ARBOR REALTY TRUST INC
filed 2017-05-05
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(Registrant’s telephone number, including area code): (516) 506-4200

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 51,850,250 outstanding as of April 28, 2017.

Forward-Looking Statements

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

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 and in our other reports and filings with the SEC.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets:
Cash and cash equivalents	$104,843,232	$138,645,430
Restricted cash	115,263,038	29,314,929
Loans and investments, net	1,639,768,626	1,695,732,351
Loans held-for-sale, net	573,193,542	673,367,304
Capitalized mortgage servicing rights, net	238,931,168	227,742,986
Available-for-sale securities, at fair value	5,307,502	5,403,463
Securities held-to-maturity, net	7,905,689	—
Investments in equity affiliates	33,380,722	33,948,853
Real estate owned, net	18,752,812	19,491,805
Due from related party	37,030,187	1,464,732
Goodwill and other intangible assets	96,089,432	97,489,884
Other assets	43,961,884	48,184,509
Total assets	$2,914,427,834	$2,970,786,246

Liabilities and Equity:
Credit facilities and repurchase agreements	$855,076,736	$906,636,790
Collateralized loan obligations	729,248,014	728,441,109
Senior unsecured notes	94,712,335	94,521,566
Convertible senior unsecured notes, net	94,239,527	80,660,038
Junior subordinated notes to subsidiary trust issuing preferred securities	139,103,147	157,858,555
Related party financing	50,000,000	50,000,000
Due to related party	2,260,847	6,038,707
Due to borrowers	75,967,465	81,019,386
Allowance for loss-sharing obligations	32,219,490	32,407,554
Other liabilities	81,934,390	86,164,613
Total liabilities	2,154,761,951	2,223,748,318

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508,213	89,508,213
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,850,250 and 51,401,295 shares issued and outstanding, respectively	518,502	514,013
Additional paid-in capital	624,585,307	621,931,995
Accumulated deficit	(118,263,597)	(125,134,403)
Accumulated other comprehensive income	587,891	320,917
Total Arbor Realty Trust, Inc. stockholders’ equity	596,936,316	587,140,735
Noncontrolling interest	162,729,567	159,897,193
Total equity	759,665,883	747,037,928
Total liabilities and equity	$2,914,427,834	$2,970,786,246

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016

Interest income	$33,525,016	$25,818,465
Interest expense	19,436,838	12,748,613
Net interest income	14,088,178	13,069,852
Other revenue:
Gain on sales, including fee-based services, net	19,170,856	—
Mortgage servicing rights	20,030,340	—
Servicing revenue, net	4,793,643	—
Property operating income	3,223,204	5,331,532
Other income, net	(886,297)	89,763
Total other revenue	46,331,746	5,421,295
Other expenses:
Employee compensation and benefits	19,841,464	4,328,342
Selling and administrative	7,693,887	2,655,476
Acquisition costs	—	3,109,910
Property operating expenses	2,637,904	4,316,555
Depreciation and amortization	1,897,249	877,533
Impairment loss on real estate owned	1,200,000	—
Provision for loss sharing	1,679,385	—
Provision for loan losses (net of recoveries)	(695,653)	(15,000)
Management fee - related party	4,000,000	2,700,000
Total other expenses	38,254,236	17,972,816
Income before gain on extinguishment of debt, gain on sale of real estate, income from equity affiliates and provision for income taxes	22,165,688	518,331
Gain on extinguishment of debt	7,116,243	—
Gain on sale of real estate	—	607,553
Income from equity affiliates	762,777	1,897,442
Provision for income taxes	(6,101,000)	—
Net income	23,943,708	3,023,326
Preferred stock dividends	1,888,430	1,888,430
Net income attributable to noncontrolling interest	6,441,604	—
Net income attributable to common stockholders	$15,613,674	$1,134,896

Basic earnings per common share	$0.30	$0.02
Diluted earnings per common share	$0.30	$0.02

Weighted average shares outstanding:
Basic	51,461,156	51,045,219
Diluted	73,730,068	51,095,128

Dividends declared per common share	$0.17	$0.15

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$23,943,708	$3,023,326
Unrealized gain (loss) on securities available-for-sale, at fair value	29,395	(58,789)
Unrealized gain (loss) on derivative financial instruments, net	202	(209,789)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	237,377	1,364,664
Comprehensive income	24,210,682	4,119,412
Less:
Comprehensive income attributable to noncontrolling interest	6,519,578	—
Preferred stock dividends	1,888,430	1,888,430
Comprehensive income attributable to common stockholders	$15,802,674	$2,230,982

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2017

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2016	24,942,269	$89,508,213	51,401,295	$514,013	$621,931,995	$(125,134,403)	$320,917	$587,140,735	$159,897,193	$747,037,928
Stock-based compensation			448,955	4,489	2,300,033			2,304,522		2,304,522
Issuance of convertible senior unsecured notes, net					353,279			353,279		353,279
Distributions - common stock						(8,738,220)		(8,738,220)		(8,738,220)
Distributions - preferred stock						(1,888,430)		(1,888,430)		(1,888,430)
Distributions - preferred stock of private REIT						(4,648)		(4,648)		(4,648)
Distributions - noncontrolling interest									(3,609,230)	(3,609,230)
Net income						17,502,104		17,502,104	6,441,604	23,943,708
Unrealized gain on securities available-for-sale							29,395	29,395		29,395
Unrealized gain on derivative financial instruments, net							202	202		202
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237,377	237,377		237,377
Balance — March 31, 2017	24,942,269	$89,508,213	51,850,250	$518,502	$624,585,307	$(118,263,597)	$587,891	$596,936,316	$162,729,567	$759,665,883

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities:
Net income	$23,943,708	$3,023,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,897,249	877,533
Stock-based compensation	2,304,522	1,681,431
Amortization and accretion of interest and fees, net	741,865	852,174
Amortization of capitalized mortgage servicing rights	11,888,001	—
Originations of loans held-for-sale	(1,267,712,671)	—
Proceeds from sales of loans held-for-sale, net of gain on sale	1,364,850,072	—
Payoffs and paydowns of loans held-for-sale	34,998	—
Mortgage servicing rights	(20,030,340)	—
Write-off of capitalized mortgage servicing rights from payoffs	3,393,463	—
Impairment loss on real estate owned	1,200,000	—
Provision for loan losses (net of recoveries)	(695,653)	(15,000)
Provision for loss sharing (net of recoveries)	1,679,385	—
Net charge-offs for loss sharing obligations	(1,867,449)	—
Gain on extinguishment of debt	(7,116,243)	—
Gain on sale of real estate	—	(607,553)
Gain on sale of securities	—	(15,491)
Deferred tax provision	1,827,000	—
Income from equity affiliates	(762,777)	(1,897,442)
Change in fair value of available-for-sale securities	125,355	—
Changes in operating assets and liabilities	(42,460,721)	(61,383)
Net cash provided by operating activities	73,239,764	3,837,595

Investing Activities:
Loans and investments funded, originated and purchased, net	(138,951,649)	(283,857,810)
Payoffs and paydowns of loans and investments	191,752,450	159,039,238
Deferred fees	224,831	2,842,917
Investments in real estate, net	(118,656)	(391,691)
Contributions to equity affiliates	(348,055)	(2,448,122)
Distributions from equity affiliates	385,121	—
Proceeds from sale of real estate, net	—	9,347,975
Proceeds from sale of available-for-sale securities	—	1,567,207
Purchase of securities held-to-maturity, net	(7,837,502)	—
Payoffs and paydowns of securities held-to-maturity	2,325	—
Due to borrowers and reserves	(753,218)	—
Net cash provided by (used in) investing activities	44,355,647	(113,900,286)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	2,439,585,278	105,388,934
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(2,491,429,581)	(57,939,994)
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	(12,691,086)	—
Paydowns and payoffs of mortgage note payable - real estate owned	—	(42,557)
Proceeds from convertible senior unsecured notes	13,750,000	—
Change in restricted cash	(85,968,109)	27,771,209
Receipts on swaps and returns of margin calls from counterparties	429,539	930,000
Distributions paid on common stock	(8,738,220)	(7,644,227)
Distributions paid on noncontrolling interest	(3,609,230)	—
Distributions paid on preferred stock	(1,888,430)	(1,888,430)
Distributions paid on preferred stock of private REIT	(4,648)	(4,450)
Payment of deferred financing costs	(833,122)	(83,715)
Net cash (used in) provided by financing activities	(151,397,609)	66,486,770

Net decrease in cash and cash equivalents	(33,802,198)	(43,575,921)
Cash and cash equivalents at beginning of period	138,645,430	188,708,687
Cash and cash equivalents at end of period	$104,843,232	$145,132,766

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016

Supplemental cash flow information:
Cash used to pay interest	$15,014,105	$11,097,134
Cash used for taxes	$749,696	$60,887

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Investments transferred from real estate owned, net to real estate held-for-sale, net	$—	$28,590,235
Mortgage note payable - real estate held-for-sale, net transferred to real estate owned, net	$—	$27,112,443

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Note 1 — Description of Business

Arbor Realty Trust, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed in 2003 and is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM” or our “Manager”). Through our Structured Loan Origination and Investment Business, or “Structured Business,” we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Loan Origination and Servicing Business, or “Agency Business,” we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”) and the conduit/commercial mortgage-backed securities (“CMBS”) programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2016 Annual Report, which was filed with the SEC.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary.  Entities in which we have a significant influence are accounted for under the equity method. See Note 16 — Variable Interest Entities for information about our VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

We describe our significant accounting policies in our 2016 Annual Report. There have been no significant changes in our significant accounting policies since December 31, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This ASU, among other things, eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods the investment was held.

	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) to be presented as noncurrent on the balance sheet.

	First quarter of 2017, on a retrospective basis.	The adoption of this guidance did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value with the carrying amount of goodwill.

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

Note 3 — Acquisition of Our Manager’s Agency Platform

On July 14, 2016, we completed the previously announced acquisition of the agency platform of our Manager (the “Acquisition”) pursuant to an asset purchase agreement (“Purchase Agreement”) dated February 25, 2016. The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 operating partnership units (“OP Units”), which was based on a stock price of $6.50 per share. The closing price of our common stock on the day of the Acquisition was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager was $292.5 million. See Note 11 — Debt Obligations for further details about the seller financing and Note 17 — Equity for further details about the OP Units.

We finalized the purchase price allocation during the first quarter of 2017 based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date, which remained unchanged from the amounts disclosed in the 2016 Annual Report.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Note 4 — Loans and Investments

The following tables set forth the composition of our structured loan and investment portfolio:

	March 31, 2017	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,588,264,148	92%	122	5.76%	15.5	0%	73%
Preferred equity investments	63,495,646	4%	9	6.58%	25.2	44%	90%
Mezzanine loans	56,044,087	3%	11	9.03%	14.4	35%	75%
Junior participation loans	25,256,582	1%	1	0.00%	4.0	100%	100%
	1,733,060,463	100%	143	5.81%	15.6	4%	74%
Allowance for loan losses	(83,015,922)
Unearned revenue	(10,275,915)
Loans and investments, net	$1,639,768,626

	December 31, 2016

Bridge loans	$1,602,658,179	90%	120	5.59%	16.4	0%	73%
Preferred equity investments	68,120,639	4%	10	6.83%	23.8	42%	91%
Mezzanine loans	57,124,566	3%	12	9.09%	17.9	36%	75%
Junior participation loans	62,256,582	3%	2	4.50%	4.0	83%	84%
	1,790,159,966	100%	144	5.71%	16.3	6%	75%
Allowance for loan losses	(83,711,575)
Unearned revenue	(10,716,040)
Loans and investments, net	$1,695,732,351

(1)               “Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

(2)               The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

(3)               The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2017, the UPB related to 33 loans with five different borrowers represented 15% of total assets.  At December 31, 2016, the UPB related to 35 loans with five different borrowers represented 16% of total assets. During both the three months ended March 31, 2017 and the year ended December 31, 2016, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

Effective January 1, 2017, we revised our methodology used to assign a credit risk rating to each loan and investment to be consistent with the method used by our Agency Business. We now assign ratings of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, instead of a one to five rating. Similar to our previous methodology, there are five ratings, each generally consistent with our prior ratings (i.e., pass is equivalent to a one rating, pass/watch is equivalent to a two rating, etc.), with a pass rating being the lowest risk and a doubtful rating being the highest.

The benchmark guidelines and other factors used in our revised methodology are substantially the same as our previous methodology. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given our asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

analysis consistent with that of a “high-risk” loan.  Assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed.

Generally speaking, given our typical loan profile, risk ratings of pass, pass/watch and special mention suggest that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of substandard indicates we anticipate the loan may require a modification of some kind.  A risk rating of doubtful indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, market strength or asset quality may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

As a result of the loan review process at March 31, 2017 and December 31, 2016, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $147.9 million and $150.5 million, respectively, and a weighted average last dollar LTV ratio of 95% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is presented below. The internal risk ratings as of December 31, 2016 have been revised to reflect the revised methodology described above.

	March 31, 2017
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,379,109,984	80%	pass/watch	1%	72%
Land	132,078,710	8%	substandard	0%	93%
Office	107,808,436	6%	special mention	33%	76%
Hotel	70,750,000	4%	special mention	30%	76%
Commercial	33,830,000	2%	pass/watch	3%	71%
Other	9,483,333	<1%	pass/watch	33%	62%
Total	$1,733,060,463	100%	special mention	4%	74%

	December 31, 2016

Multifamily	$1,421,731,108	79%	special mention	1%	73%
Land	137,255,369	8%	substandard	2%	92%
Office	141,710,156	8%	pass/watch	43%	73%
Hotel	70,750,000	4%	special mention	30%	74%
Commercial	9,205,000	<1%	special mention	12%	69%
Other	9,508,333	<1%	special mention	34%	75%
Total	$1,790,159,966	100%	special mention	6%	75%

Geographic Concentration Risk

As of March 31, 2017, 24%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.  As of December 31, 2016, 25%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.

Impaired Loans and Allowance for Loan Losses

We evaluate each loan in our portfolio quarterly to assess the performance of our loans and whether a reserve for impairment should be recorded.  We measure our relative loss position for our mezzanine loans, junior participation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

loans and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral. We determine our loss position on both a first dollar LTV and a last dollar LTV basis, as defined above.  A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2017	2016

Allowance at beginning of period	$83,711,575	$86,761,575
Recoveries of reserves	(695,653)	(15,000)
Allowance at end of period	$83,015,922	$86,746,575

The recoveries of reserves for both periods presented were related to multifamily loans and the ratio of recoveries to the average loans and investments outstanding during both the three months ended March 31, 2017 and 2016 was 0.0%.

At March 31, 2017 and December 31, 2016, we had a total of seven and eight loans, respectively, with an aggregate carrying value, before loan loss reserves, of $186.6 million and $187.4 million, respectively, for which impairment reserves have been recorded.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of March 31, 2017 and 2016.

We have six loans with a carrying value totaling $120.9 million at March 31, 2017, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.6 million entitle us to a weighted average accrual rate of interest of 8.39%.  In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of March 31, 2017.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows:

	March 31, 2017			Three Months Ended March 31, 2017
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized

Land	$131,085,948	$125,749,020	$53,883,478	$131,085,948	$—
Hotel	34,750,000	34,598,492	3,700,000	34,750,000	310,639
Office	27,558,082	22,773,944	21,972,444	27,560,332	24,689
Multifamily	1,760,000	1,754,965	1,760,000	2,151,058	22,063
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—
Total	$196,854,030	$186,576,421	$83,015,922	$197,247,338	$357,391

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	December 31, 2016			Three Months Ended March 31, 2016
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized

Land	$131,085,948	$125,925,677	$53,883,478	$127,770,439	$—
Hotel	34,750,000	34,496,296	3,700,000	34,750,000	282,149
Office	27,562,582	22,778,444	21,972,444	27,578,332	23,047
Multifamily	2,542,115	2,450,618	2,455,653	7,354,615	63,536
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—
Total	$197,640,645	$187,351,035	$83,711,575	$199,153,386	$368,732

(1)  Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)  Represents an average of the beginning and ending UPB of each asset class.

At March 31, 2017, three loans with an aggregate net carrying value of $1.0 million, net of related loan loss reserves of $22.2 million, were classified as non-performing. At December 31, 2016, three fully reserved loans with an aggregate carrying value of $22.9 million were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows:

	March 31, 2017			December 31, 2016
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Office	$20,472,444	$—	$20,472,444	$20,472,444	$—	$20,472,444
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Other	990,667	—	990,667	—	—	—
Multifamily	—	—	—	680,653	—	680,653
Total	$23,163,111	$—	$23,163,111	$22,853,097	$—	$22,853,097

At March 31, 2017 and December 31, 2016, we did not have any loans contractually past due 90 days or more that were still accruing interest.

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Three Months Ended March 31, 2016
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Extended Unpaid Principal Balance	Extended Wtd. Avg. Rate of Interest

Multifamily	1	$14,646,456	5.24%	$14,646,456	5.24%

There were no loan modifications, refinancings and/or extensions during the three months ended March 31, 2017 that we considered troubled debt restructurings.

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of March 31, 2017 and 2016 and no additional loans were considered to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

be impaired due to our troubled debt restructuring analysis for the three months ended March 31, 2017 and 2016. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of March 31, 2017, we had total interest reserves of $22.7 million on 76 loans with an aggregate UPB of $972.7 million. As of December 31, 2016, we had total interest reserves of $20.4 million on 75 loans with an aggregate UPB of $1.01 billion.

Note 5 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following:

	March 31, 2017	December 31, 2016

Fannie Mae	$361,391,972	$538,189,475
Freddie Mac	148,888,000	124,102,000
FHA	54,895,350	56,247
	565,175,322	662,347,722
Fair value of future MSR	9,141,167	13,145,814
Unearned discount	(1,122,947)	(2,126,232)
Loans held-for-sale, net	$573,193,542	$673,367,304

Our loans held-for-sale, net are typically sold within 60 days of loan origination. At March 31, 2017 and December 31, 2016, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status. During the three months ended March 31, 2017, we sold $1.36 billion of loans held-for-sale and recorded gain on sales of $18.1 million, which are included in gain on sales, including fee-based services, net in the consolidated statements of income.

Note 6 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8 - 15% (representing a weighted average discount rate of 13%) based on management’s best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.0 years at March 31, 2017.

A summary of our capitalized MSR activity is as follows:

	Three Months Ended March 31, 2017
	Acquired	Originated	Total
Balance at beginning of period	$194,800,754	$32,942,232	$227,742,986
Additions	—	26,469,646	26,469,646
Amortization	(10,461,786)	(1,426,215)	(11,888,001)
Write-downs and payoffs	(3,393,463)	—	(3,393,463)
Balance at end of period	$180,945,505	$57,985,663	$238,931,168

During the three months ended March 31, 2017, we recorded $3.4 million of write-offs relating to specific MSRs, primarily due to prepayments of certain loans. Prepayment fees totaling $2.0 million were collected in the three months ended March 31, 2017 and are included as a component of servicing revenue, net on the consolidated statements of income. As of March 31, 2017 and December 31, 2016, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of the capitalized MSRs recorded as of March 31, 2017 is shown in the table below. Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Year	Amortization
2017 (nine months ended 12/31/2017)	$34,744,947
2018	42,838,488
2019	37,913,512
2020	31,092,569
2021	24,396,825
2022	18,860,374
Thereafter	49,084,453
Total	$238,931,168

Note 7 — Mortgage Servicing

An analysis of the product and geographic concentrations that impact our servicing revenue is shown in the following tables:

March 31, 2017
Product Concentrations			Geographic Concentrations
		Percent of		Percent of
Product	UPB	Total	State	Total
Fannie Mae	$11,804,141,502	82%	Texas	23%
Freddie Mac	2,163,123,775	15%	North Carolina	10%
FHA	498,033,800	3%	California	9%
Total	$14,465,299,077	100%	New York	8%
			Georgia	5%
			Florida	5%
			Other (1)	40%
			Total	100%

December 31, 2016
Product Concentrations			Geographic Concentrations
		Percent of		Percent of
Product	UPB	Total	State	Total
Fannie Mae	$11,181,152,400	83%	Texas	24%
Freddie Mac	1,953,244,541	14%	North Carolina	9%
FHA	420,688,577	3%	California	8%
Total	$13,555,085,518	100%	New York	8%
			Georgia	5%
			Other (1)	46%
			Total	100%

(1)         No other individual state represented 5% or more of the total.

At both March 31, 2017 and December 31, 2016, our weighted average servicing fee was 48 basis points. We held cash in escrow for these loans totaling $386.0 million and $401.7 million at March 31, 2017 and December 31, 2016, respectively, which is not reflected in our consolidated balance sheets.  These escrows are maintained in separate accounts at two federally insured depository institutions, which may exceed FDIC insured limits.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Note 8 — Securities

Available-for-Sale

Our available-for-sale securities consist of equity securities and Agency Business commercial mortgage interest-only securities (“Agency IOs”) from loans sold and securitized under the Freddie Mac Small Balance Loan Program (“SBL Program”).

Equity Securities. We own common stock of CV Holdings, Inc., formerly Realty Finance Corporation, which is a commercial real estate specialty finance company. These securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.

The following is a summary of the equity securities classified as available-for-sale:

	March 31, 2017
	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

2,939,465 common shares of CV Holdings, Inc	$58,789	$587,893	$646,682

December 31, 2016

2,939,465 common shares of CV Holdings, Inc	$58,789	$558,499	$617,288

Agency IOs. Through our Agency Business, we originate and sell loans to Freddie Mac under the SBL Program, which are then pooled and securitized. Prior to the Acquisition and upon securitization of SBL Program loans, our Manager received Agency IOs under the SBL Program that we acquired in the Acquisition. We elected the fair value option for the Agency IOs, which requires changes in fair value to be recognized through earnings. We record such gains and losses to gain on sales, including fee-based services, net in the consolidated statements of income. As a result of changes in the Freddie Mac SBL Program in 2016, we do not expect to receive Agency IOs from future securitizations.

A summary of our Agency IOs activity is as follows:

Three Months Ended March 31, 2017
Balance at beginning of period	$4,786,175
Changes in fair value	(125,355)
Balance at end of period	$4,660,820

The UPB of our Agency IOs was $880.4 million and $904.4 million at March 31, 2017 and December 31, 2016, respectively, which mature between 2035 and 2036. During the three months ended March 31, 2017, we recognized $0.3 million of interest income related to these Agency IOs.

Held-to-Maturity

As part of the SBL Program securitizations described above, we are required to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk of the securitization. Prior to 2017, a third party investor agreed to purchase the B Piece of each SBL Program securitization at par.  During the first quarter of 2017, we retained 49%, or $12.1 million face value of a B Piece bond, at a discount, for $7.8 million and sold the remaining 51% to the third party at par. These held-to-maturity securities are carried at cost, net of unamortized discounts and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

weighted average variable rate of 3.50% and have an estimated weighted average maturity of 6.1 years. Approximately $1.8 million is estimated to mature within one year, $5.4 million is estimated to mature after one year through five years, $2.8 million is estimated to mature after five years through ten years and $1.7 million is estimated to mature after ten years.

The following is a summary of the held-to-maturity securities we held at March 31, 2017:

	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
B Piece bonds	$12,067,682	$7,905,689	$360,673	$8,266,362

We do not intend to sell these investments and it is not more-likely-than-not that we will be required to sell the investments before recovery of its cost basis, which may be at maturity.  These securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  As of March 31 2017, no impairment was recorded on these held-to-maturity securities.

Note 9 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2017	December 31, 2016	March 31, 2017

Arbor Residential Investor LLC	$28,909,827	$28,917,457	$—
West Shore Café	2,070,347	2,050,347	1,687,500
Lightstone Value Plus REIT L.P	1,894,727	1,894,727	—
JT Prime	425,000	425,000	—
East River Portfolio	80,721	83,222	1,705,938
Lexford Portfolio	100	100	—
Issuers of Junior Subordinated Notes	—	578,000	—
Total	$33,380,722	$33,948,853	$3,393,438

Arbor Residential Investor LLC (“ARI”).  In the three months ended March 31, 2017 and 2016, we recorded $0.1 million and $1.6 million, respectively, to income from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business.

During the three months ended March 31, 2017, we funded $0.3 million of additional mortgage purchases and received cash distributions totaling $0.4 million (which was classified as a return of capital) from a joint venture of ours that invests in non-qualified residential mortgages purchased from ARI’s origination platform. During both the three months ended March 31, 2017 and 2016, we recorded income of less than $0.1 million to income from equity affiliates in our consolidated statements of income related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

The summarized statements of operations for our investment in ARI are as follows:

	Three Months Ended March 31,
	2017	2016

Statements of Operations:
Total revenues	$39,471,004	$42,929,432
Total expenses	39,201,999	36,007,398
Net income	$269,005	$6,922,034

Arbor’s share of income	$86,070	$1,592,228

Lexford Portfolio. In the three months ended March 31, 2017 and 2016, we received distributions from this equity investment and recognized income of $0.7 million and $0.3 million, respectively. See Note 19 — Agreements and Transactions with Related Parties for further details.

Issuers of Junior Subordinated Notes.  In the three months ended March 31, 2017, we purchased, at a discount, a portion of our junior subordinated notes. In connection with this extinguishment of debt, we settled our investment in these affiliated entities. See Note 11 — Debt Obligations for further details.

Note 10 — Real Estate Owned and Held-For-Sale

Our real estate assets at both March 31, 2017 and December 31, 2016 were comprised of a hotel property and an office building.

Real Estate Owned

	March 31, 2017			December 31, 2016
	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,293,651	$4,509,000	$7,802,651	$3,293,651	$4,509,000	$7,802,651
Building and intangible assets	30,527,842	1,627,966	32,155,808	30,473,898	1,563,254	32,037,152
Less: Impairment loss	(11,807,354)	—	(11,807,354)	(11,200,000)	—	(11,200,000)
Less: Accumulated depreciation and amortization	(8,814,139)	(584,154)	(9,398,293)	(8,658,737)	(489,261)	(9,147,998)
Real estate owned, net	$13,200,000	$5,552,812	$18,752,812	$13,908,812	$5,582,993	$19,491,805

For the three months ended March 31, 2017 and 2016, our hotel properties had a weighted average occupancy rate of approximately 55% and 66%, respectively, a weighted average daily rate of approximately $134 and $97, respectively, and weighted average revenue per available room of approximately $73 and $65, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property owned exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million. During the three months ended March 31, 2017, we received additional market analyses, including discussions with market participants, which resulted in a further impairment loss of $1.2 million.

At both March 31, 2017 and December 31, 2016, our office building was fully occupied by a single tenant. In April 2017, the lease expired and the building is currently vacant.

Our real estate assets had restricted cash balances totaling $0.7 million at both March 31, 2017 and December 31, 2016, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Real Estate Held-For-Sale

In the first quarter of 2016, we sold a hotel property for $9.7 million and recognized a gain of $0.6 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

Three Months Ended March 31, 2016

Revenue:
Property operating income	$1,695,348

Expenses:
Property operating expenses	1,061,828
Depreciation	334,631
Net income	$298,889

There were no properties classified as held-for-sale during the three months ended March 31, 2017.

Note 11 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

				March 31, 2017			December 31, 2016
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$150 million repurchase facility	Oct. 2018	N/A	L + 2.25% to 3.50%	$116,897,891	$196,475,354	3.30%	$106,051,080	$183,827,574	3.12%

$100 million credit facility	May 2017	May 2018	L + 2.15%	41,504,798	61,830,000	3.18%	21,598,322	34,850,000	2.96%

$75 million credit facility	Dec. 2017	N/A	L + 2.125% to 2.50%	47,031,844	74,158,500	3.15%	38,703,886	63,158,500	2.94%

$75 million credit facility	May 2017	N/A	L + 2.00%	28,800,462	40,725,000	3.02%	23,276,773	31,725,000	2.81%

$50 million credit facility	Feb. 2018	Feb. 2019	L + 2.00%	46,400,000	58,000,000	3.02%	46,373,641	58,000,000	2.81%

$50 million credit facility	Sept. 2019	N/A	L + 2.50% to 3.25%	7,812,000	9,825,000	3.53%	7,956,000	9,885,000	4.08%

$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	2,320,631	—	3.21%	2,532,966	—	3.21%

Total				$290,767,626	$441,013,854	3.19%	$246,492,668	$381,446,074	3.02%

Agency Business

$500 million ASAP agreement	N/A	N/A	L + 1.05%	$204,736,980	$204,736,980	1.83%	$142,556,962	$142,556,962	1.65%

$150 million credit facility (2)	Jan. 2018	N/A	L + 1.40%	148,536,290	148,626,349	2.18%	268,530,211	268,571,797	2.05%

$150 million credit facility (3)	July 2017	N/A	L + 1.40%	138,388,090	138,520,000	2.19%	210,009,449	210,138,900	2.05%

$100 million credit facility	June 2017	N/A	L + 1.35%	72,647,750	72,679,000	2.11%	39,047,500	39,047,500	1.95%

Total				$564,309,110	$564,562,329	2.05%	$660,144,122	$660,315,159	1.96%

Consolidated total				$855,076,736	$1,005,576,183	2.44%	$906,636,790	$1,041,761,233	2.25%

(1)             The debt carrying value for the Structured Business at March 31, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $1.5 million and $1.9 million, respectively. The debt carrying value for the Agency Business at both March 31, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $0.3 million.

(2)             The committed amount under the facility was temporarily increased to $200.0 million, which expired in April 2017.

(3)             The committed amount under the facility was temporarily increased to $350.0 million, which expired in February 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Structured Business. We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as noted in the table above.

At March 31, 2017 and December 31, 2016, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, noted in the above table, was 3.19% and 3.02%, respectively. Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.53% and 3.42% at March 31, 2017 and December 31, 2016, respectively. The leverage on our loans and investment portfolio, excluding the $3.0 million master security agreement used to finance leasehold improvements at our corporate office, was 66% and 64% at March 31, 2017 and December 31, 2016, respectively.

In March 2017, we entered into a $10.0 million unsecured working capital line of credit that bears interest at a rate of 250 basis points over LIBOR. This line of credit is scheduled to mature in March 2018 and is renewable annually. As of March 31, 2017, we have not drawn down on this line of credit.

Agency Business. Our Agency Business utilizes credit facilities to finance its loans held-for-sale as noted in the table above.

We have a $500.0 million Multifamily As Soon as Pooled ® Plus (“ASAP”) agreement with Fannie Mae, which, in March 2017, was increased from $400.0 million. The ASAP agreement has no commitment amount or expiration date and bears interest at a rate of 105 basis points over LIBOR (with a LIBOR Floor of 0.35%). ASAP provides us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program.

We have a $30.0 million letter of credit facility pursuant to which letters of credit have been issued to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL Program. The letter of credit facility bears interest at a fixed rate of 3.00%, matures in October 2018 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a sublimit of $5.0 million pertaining to letters of credit securing obligations under the Freddie Mac SBL Program. At March 31, 2017, the letters of credit outstanding include a $25.0 million letter of credit for the Fannie Mae DUS program and a $5.0 million letter of credit for the Freddie Mac SBL Program.

Collateralized Loan Obligations (“CLOs”)

The following table outlines borrowings and the corresponding collateral under our CLOs:

	Debt		Collateral (2)
			Loans		Cash
March 31, 2017	Face Value	Carrying Value (1)	Unpaid Principal	Carrying Value	Restricted Cash (3)
CLO VI	$250,250,000	$246,691,376	$270,529,118	$269,729,255	$25,970,882

CLO V	267,750,000	265,134,714	298,530,926	297,803,944	43,630,763

CLO IV	219,000,000	217,421,924	270,778,623	269,936,614	29,221,377

Total CLOs	$737,000,000	$729,248,014	$839,838,667	$837,469,813	$98,823,022

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	Debt		Collateral (2)
			Loans		Cash
December 31, 2016	Face Value	Carrying Value (1)	Unpaid Principal	Carrying Value	Restricted Cash (3)
CLO VI	$250,250,000	$246,442,883	$324,569,105	$323,350,928	$430,895

CLO V	267,750,000	264,864,114	344,679,286	343,747,570	5,320,715

CLO IV	219,000,000	217,134,112	291,319,123	290,429,019	8,680,878

Total CLOs	$737,000,000	$728,441,109	$960,567,514	$957,527,517	$14,432,488

(1)   Debt carrying value is net of $7.8 million and $8.6 million of deferred financing fees at March 31, 2017 and December 31, 2016, respectively.

(2)   As of March 31, 2017 and December 31, 2016, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(3)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO VI — Issued three investment grade tranches in August 2016 with a replacement period through September 2019 and a stated maturity date in September 2026.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.51% and 3.30% at March 31, 2017 and December 31, 2016, respectively.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.47% and 3.26% at March 31, 2017 and December 31, 2016, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.27% and 3.06% at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the aggregate weighted average note rate for our CLOs was 3.43% and 3.21%, respectively.  Including certain fees and costs, the weighted average note rate was 3.93% and 3.71% at March 31, 2017 and December 31, 2016, respectively.

We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

The debt carrying value of our senior unsecured notes at March 31, 2017 and December 31, 2016 were $94.7 million and $94.5 million, respectively, which were net of $3.1 million and $3.3 million, respectively, of deferred financing fees. The notes are due in 2021; however, they can be redeemed by us after May 15, 2017.  Including certain fees and costs, the weighted average note rate was 8.15% at both March 31, 2017 and December 31, 2016.

Convertible Senior Unsecured Notes

In October 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes, including the underwriter’s over-allotment option of $11.3 million, and, in January 2017, we issued an additional $13.8 million, which brought the aggregate outstanding principal amount of the notes to $100.0 million. The additional issuance in January 2017 is fully fungible with, and ranks equally in right of payment with, the initial issuance. The notes pay interest semiannually in arrears. We received total proceeds of $95.8 million from the offerings, net of deferred financing fees, which are being amortized through interest expense over the life of the notes. The notes mature on October 1, 2019, unless earlier converted or repurchased by the holders pursuant to their terms, and are not redeemable by us prior to maturity.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

The notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The notes have a conversion rate of 119.1895 shares of common stock per $1,000 principal amount of notes, which represents a conversion price of $8.39 per share of common stock at March 31, 2017.  The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate of 7.50% at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.50 years and 2.75 years at March 31, 2017 and December 31, 2016, respectively.

The principal balance, unamortized discount and net carrying value of the liability and equity components of the notes were as follows:

	Liability				Equity
	Component				Component
Period	Principle Balance	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
March 31, 2017	$100,000,000	$2,261,837	$3,498,636	$94,239,527	$2,531,925

December 31, 2016	$86,250,000	$2,119,436	$3,470,526	$80,660,038	$2,178,647

During the three months ended March 31, 2017, we incurred total interest expense on the notes of $2.1 million, of which $1.6 million, $0.3 million and $0.2 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our total cost of the notes is 8.74% per annum.

At both March 31, 2017 and December 31, 2016, the conversion option value of the notes does not exceed their principal amount since the average closing market price of our common stock does not exceed the conversion rate. In addition, we have the intent and ability to settle the notes in cash. Therefore, the notes had no impact on our diluted earnings per share.

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.1 million and $157.9 million at March 31, 2017 and December 31, 2016, respectively, which is net of a deferred amount of $12.9 million and $14.9 million, respectively, (which is being amortized into interest expense over the life of the notes) and $2.3 million and $3.1 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR. The current weighted average note rate was 3.98% and 3.82% at March 31, 2017 and December 31, 2016, respectively.  Including certain fees and costs, the weighted average note rate was 4.10% and 3.94% at March 31, 2017 and December 31, 2016, respectively.

Related Party Financing

In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Manager to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. At both March 31, 2017 and December 31, 2016, the outstanding principal balance was $50.0 million and, during the three months ended March 31, 2017, we recorded interest expense of $1.0 million.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at March 31, 2017.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of March 31, 2017, as well as on the most recent determination dates in April 2017.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

A summary of our CLO compliance tests as of the most recent determination dates in April 2017 is as follows:

Cash Flow Triggers	CLO IV	CLO V	CLO VI

Overcollateralization (1)

Current	136.99%	130.72%	129.87%

Limit	135.99%	129.72%	128.87%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	274.30%	196.10%	249.34%

Limit	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination (1)	CLO IV	CLO V	CLO VI

April 2017	136.99%	130.72%	129.87%

January 2017	136.99%	130.72%	129.87%

October 2016	136.99%	130.72%	129.87%

July 2016	136.99%	130.72%	—

April 2016	136.99%	130.72%	—

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

Subsequent Event. In April 2017, we completed a collateralized securitization vehicle (“CLO VII”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $279.0 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $296.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $63.8 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $360.0 million.  We retained a residual interest in the portfolio with a notional amount of $81.0 million.  The notes had an initial weighted average interest rate of 1.99% plus one-month LIBOR and interest payments on the notes are payable monthly.

Note 12 — Allowance for Loss-Sharing Obligations

A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows:

Three Months Ended March 31, 2017
Beginning balance	$32,407,554
Provisions for loss sharing	1,679,385
Charge-offs, net	(1,867,449)
Ending balance	$32,219,490

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both March 31, 2017 and December 31, 2016, we had outstanding advances of $0.3 million, which were netted against the allowance for loss-sharing obligations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

At March 31, 2017 and December 31, 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.14 billion and $2.04 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 13 — Derivative Financial Instruments

Structured Business. During the first quarter of 2017, our remaining two qualifying LIBOR cap hedges, with a notional value of $55.6 million, and our remaining two qualifying interest rate swap cash flow hedges, with a notional value of $41.5 million, matured. We entered into the LIBOR cap hedges due to certain CLO agreements requiring a LIBOR cap of 2% and 3% and we entered into the interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2017, the Structured Business did not have any derivative financial instruments. At December 31, 2016, the fair value of our LIBOR cap hedges and interest rate swaps was less than $0.1 million and $(0.2) million, respectively.

The following table presents the effect of our derivative financial instruments on the statements of income (dollars in thousands):

Designation /		Loss Recognized In Other Comprehensive Income (Loss) (Effective Portion) For the Three Months Ended March 31,		Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Effective Portion) For the Three Months Ended March 31,
Cash Flow	Derivative	2017	2016	2017	2016
Qualifying	Interest Rate Swaps/Cap	$—	$210	$(237)	$(1,365)

As of December 31, 2016, losses recognized through the consolidated statements of income from our non-qualified derivative instruments for all period presented and the cumulative amount of other comprehensive income (loss) related to net unrealized losses on derivatives designated as qualifying hedges were deminimus.

Agency Business. The following is a summary of the derivative financial instruments held by our Agency Business:

		March 31, 2017
					Fair Value
Designation/Cash Flow	Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Non-Qualifying	Rate Lock Commitments	4	$17,742,000	Other Assets/ Other Liabilities	$381,473	$(30,806)

Non-Qualifying	Forward Sale Commitments	94	582,917,321	Other Assets/ Other Liabilities	903,329	(1,370,268)
			$600,659,321		$1,284,802	$(1,401,074)

		December 31, 2016
Non-Qualifying	Rate Lock Commitments	12	$156,685,400	Other Assets/ Other Liabilities	$2,816,132	$(764,429)

Non-Qualifying	Forward Sale Commitments	105	819,033,129	Other Assets/ Other Liabilities	2,798,858	(1,535,150)
			$975,718,529		$5,614,990	$(2,299,579)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also include the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2017, we recorded $1.0 million of net losses from changes in the fair value of these derivatives in other income, net and $20.0 million of income from MSRs. See Note 14 — Fair Value for further details.

Note 14 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	March 31, 2017			December 31, 2016
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,733,060,463	$1,639,768,626	$1,687,431,811	$1,790,159,966	$1,695,732,351	$1,749,130,232
Loans held-for-sale, net	574,316,489	573,193,542	583,480,596	675,493,536	673,367,304	683,833,449
Capitalized mortgage servicing rights, net	n/a	238,931,168	268,700,627	n/a	227,742,986	245,455,881
Available-for-sale securities	58,789	5,307,502	5,307,502	58,789	5,403,463	5,403,463
Securities held-to-maturity	12,067,682	7,905,689	8,266,362	—	—	—
Derivative financial instuments	223,287,572	1,284,802	1,284,802	550,117,700	5,614,990	5,614,990

Financial liabilities:
Credit and repurchase facilities	$856,835,895	$855,076,736	$855,841,246	$908,680,198	$906,636,790	$907,882,886
Collateralized loan obligations	737,000,000	729,248,014	735,346,250	737,000,000	728,441,109	728,642,500
Senior unsecured notes	97,860,025	94,712,335	100,091,234	97,860,025	94,521,566	99,034,345
Convertible senior unsecured notes, net	100,000,000	94,239,527	104,197,000	86,250,000	80,660,038	86,586,375
Junior subordinated notes	154,336,000	139,103,147	93,076,583	175,858,000	157,858,555	105,649,537
Related party financing	50,000,000	50,000,000	53,175,554	50,000,000	50,000,000	55,119,744
Derivative financial instruments	377,371,749	1,401,074	1,401,074	522,650,829	2,451,422	2,451,422

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Level 1 — Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities, such as government, agency and equity securities.

Level 2 — Inputs (other than quoted prices included in Level 1) are observable for the asset or liability through correlation with market data.  Level 2 inputs may include quoted market prices for a similar asset or liability, interest rates and credit risk.  Examples include non-government securities, certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

Level 3 — Inputs reflect our best estimate of what market participants would use in pricing the asset or liability and are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Examples include certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Loans and investments, net.  Fair values of loans and investments that are not impaired are estimated using Level 3 inputs based on direct capitalization rate and discounted cash flow methodologies using discount rates, which, in our opinion, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.  Fair values of impaired loans and investments are estimated using Level 3 inputs that require significant judgments, which include assumptions regarding discount rates, capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.

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

Securities held-to-maturity. Fair values are approximated based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Derivative financial instruments.  The fair values of rate lock and forward sale commitments are estimated using valuation techniques, which include internally-developed models developed based on changes in the U.S. Treasury rate

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loans, see capitalized mortgage servicing rights, net above for further details on the applicable valuation technique (Level 3).  We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and our historical experience, the risk of nonperformance by our counterparties is not significant.

Credit facilities and repurchase agreements:  The fair values of credit facilities and repurchase agreements for the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate the carrying values reported in the balance sheets.

Collateralized loan obligations.  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Senior unsecured notes.  Fair values are estimated at Level 1 based on current market quotes received from active markets.

Convertible senior unsecured notes, net. Fair values are estimated at Level 2 based on current market quotes received from inactive markets.

Junior subordinated notes and related party financing.  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of March 31, 2017:

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$5,307,502	$5,307,502	$646,682	$—	$4,660,820
Derivative financial instruments	1,284,802	1,284,802	—	903,329	381,473

Financial liabilities:
Derivative financial instruments	$1,401,074	$1,401,074	$—	$1,401,074	$—

See Note 8 — Securities for a roll-forward of our available-for-sale securities fair valued using Level 3 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair values of these financial and non-financial assets were determined using the following input levels as of March 31, 2017:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$103,560,499	$103,560,499	$—	$—	$103,560,499

Non-financial assets:
Long-lived assets (2)	$13,200,000	$13,200,000	$—	$—	$13,200,000

(1)         We had an allowance for loan losses of $83.0 million relating to seven loans with an aggregate carrying value, before loan loss reserves, of $186.6 million at March 31, 2017.

(2)         During the second quarter of 2016, we determined that a real estate owned hotel property exhibited indicators of impairment and an impairment analysis was performed, which resulted in an impairment loss of $11.2 million. During the three months ended March 31, 2017, we received additional market analyses which resulted in a further impairment loss of $1.2 million.

Loan impairment assessments. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses, when such loan or investment is deemed to be impaired.  We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.  The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Quantitative information about Level 3 fair value measurements at March 31, 2017 were as follows:

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans (1):
			Discount rate	11.00%
Office	$801,500	Discounted cash flows	Capitalization rate	8.10%
			Revenue growth rate	2.50%

			Discount rate	15.00%
Land	71,860,507	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.00%
Hotel	30,898,492	Discounted cash flows	Capitalization rate	7.00%
			Revenue growth rate	3.30%

Derivative financial instruments:

Rate lock commitments	381,473	Discounted cash flows	W/A discount rate	12.97%

Non-financial assets:
Long-lived assets:
			Discount rate	11.50%
			Capitalization rate	9.50%
Hotel	13,200,000	Discounted cash flows	Revenue growth rate	6.20%
			Hold period	3 years

(1)   Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows:

Fair Value Measurements Using Significant Unobservable Inputs: March 31, 2017
Derivative assets and liabilities, net
Balance at beginning of period	$2,816,132
Settlements	(19,648,867)
Realized gains recorded in earnings	16,832,735
Unrealized gains recorded in earnings	381,473
Balance at end of period	$381,473

The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
March 31, 2017
Rate lock commitments	$17,742,000	$381,473	$(30,806)	$350,667
Forward sale commitments	582,917,321	—	30,806	30,806
Loans held-for-sale, net (1)	565,175,321	9,141,167	—	9,141,167
Total		$9,522,640	$—	$9,522,640

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from mortgage servicing rights.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of March 31, 2017:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments	$1,639,768,626	$1,687,431,811	$—	$—	$1,687,431,811
Loans held-for-sale, net	573,193,542	583,480,596	—	574,339,429	9,141,167
Capitalized mortgage servicing rights, net	238,931,168	268,700,627	—	—	268,700,627
Securities held-to-maturity	7,905,689	8,266,362	—	—	8,266,362

Financial liabilities:
Credit and repurchase facilities	$855,076,736	$855,841,246	$—	$564,309,110	$291,532,136
Collateralized loan obligations	729,248,014	735,346,250	—	—	735,346,250
Senior unsecured notes	94,712,335	100,091,234	100,091,234	—	—
Convertible senior unsecured notes, net	94,239,527	104,197,000	—	104,197,000	—
Junior subordinated notes	139,103,147	93,076,583	—	—	93,076,583
Related party financing	50,000,000	53,175,554	—	—	53,175,554

Note 15 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have approximate maturities of $725.9 million for the remainder of 2017, $379.7 million in 2018, $274.2 million in 2019, $263.1 million in 2020, $171.2 million in 2021 and $194.4 million thereafter.

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

As of March 31, 2017, we were required to maintain at least $11.5 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae.  The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans.  As of March 31, 2017, we met the restricted liquidity requirement with a $25.0 million letter of credit and $14.9 million of cash collateral.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

As of March 31, 2017, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $25.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements.  As of March 31, 2017, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL Program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL Program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At March 31, 2017, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

See Note 11 — Debt Obligations for details about the $30.0 million letter of credit agreement we entered into for our restricted cash requirements for the Fannie Mae DUS and Freddie Mac SBL Programs.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13 — Derivative Financial Instruments and Note 14 — Fair Value.

Unfunded Commitments.  In accordance with certain loans and investments, we have outstanding unfunded commitments of $59.3 million as of March 31, 2017 that we are obligated to fund as borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

March 31, 2017

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

Note 16 — Variable Interest Entities

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

The assets and liabilities related to these consolidated CLOs are as follows:

	March 31, 2017	December 31, 2016

Assets:
Restricted cash	$99,720,757	$15,542,304
Loans and investments, net	837,469,812	957,527,492
Due from related party	36,522,387	—
Other assets	6,982,452	6,982,452
Total assets	$980,695,408	$980,052,248

Liabilities:
Collateralized loan obligations	$729,248,014	$728,441,109
Other liabilities	1,563,917	1,645,426
Total liabilities	$730,811,931	$730,086,535

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  See Note 11 — Debt Obligations for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 17 VIEs in which we have a variable interest as of March 31, 2017 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2017:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)
Loans	$213,725,211	$213,725,211
Agency IOs	4,660,820	4,660,820
Equity investments	2,070,447	2,070,447
Total	$220,456,478	$220,456,478

(1) Represents the carrying amount of loans and investments before reserves.  At March 31, 2017, $150.3 million of loans to VIEs had corresponding loan loss reserves of $77.6 million.  See Note 4 — Loans and Investments for further details.

(2) Our maximum exposure to loss as of March 31, 2017 would not exceed the carrying amount of its investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $1.25 billion at March 31, 2017.

Note 17 — Equity

Preferred Stock. The Series A, B and C preferred stock may not be redeemed by us before February 2018, May 2018 and February 2019, respectively.

Noncontrolling Interest. The noncontrolling interest relates to the 21,230,769 OP Units issued to ACM to satisfy a portion of the aggregate purchase price of the Acquisition. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 29.1% of the voting power of our outstanding stock at March 31, 2017. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Common Stock. As of March 31, 2017, there were 7,500,000 common shares available under an “At-The-Market” equity offering with JMP Securities LLC.

As of March 31, 2017, we had $400.0 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in July 2016.

Distributions. The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On May 3, 2017, the Board of Directors declared a cash dividend of $0.18 per share of common stock.  The dividend is payable on May 31, 2017 to common stockholders of record as of the close of business on May 17, 2017.

Preferred Stock — On May 3, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2017 through May 31, 2017 and are payable on May 31, 2017 to preferred stockholders of record on May 15, 2017.

Deferred Compensation.  In March 2017, we issued 299,750 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the “2014 Plan”) to certain employees of ours and our Manager with a total grant date fair value of $2.4 million and recorded $0.4 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income.  One third of the shares vested as of the date of grant, one third will vest in March 2018, and the remaining third will vest in March 2019.  In March 2017, we also issued 74,375 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.6 million to selling and administrative expense in our consolidated statements of income.

We entered into an amended and restated annual incentive agreement (the “2017 annual incentive agreement”) with our chief executive officer, effective January 1, 2017. The chief executive officer’s annual cash bonus and value of his annual long-term equity awards under the 2017 annual incentive agreement each increased 10% as a result of the Company meeting the equity capitalization growth goals in his previous incentive agreement. In addition, the chief executive officer is also eligible to receive a $3.0 million performance-based award of restricted stock units annually for five years subject to meeting certain goals related to the integration of the Acquisition. Each $3.0 million award vests in full three years after the grant date and is subject to the chief executive officer’s continued employment. All other terms of the 2017 incentive agreement are consistent with the chief executive officer’s previous incentive agreement.

During the first quarter of 2017, we issued 74,830 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.6 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Our chief executive officer was also granted up to 448,980 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

restricted stock units had a grant date fair value of $1.0 million and we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.

Accumulated Other Comprehensive Income. At March 31, 2017, accumulated other comprehensive income was $0.6 million and represents an unrealized gain related to available-for-sale securities. At December 31, 2016, accumulated other comprehensive income was $0.3 million and consisted of a $0.6 million unrealized gain related to available-for-sale securities, partially offset by $0.2 million of net unrealized losses on derivatives designated as cash flow hedges and less than $0.1 million of net deferred losses on terminated interest swaps.

See Note 13 — Derivative Financial Instruments for the reclassifications out of accumulated other comprehensive income and into earnings.

Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer and OP Units issued in connection with the Acquisition.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$15,613,674	$15,613,674	$1,134,896	$1,134,896
Net income attributable to noncontrolling interest (2)	—	6,441,604	—	—
Net income attributable to common stockholders and nocontrolling interest	$15,613,674	$22,055,278	$1,134,896	$1,134,896

Weighted average shares outstanding	51,461,156	51,461,156	51,045,219	51,045,219
Dilutive effect of OP Units (2)	—	21,230,769	—	—
Dilutive effect of restricted stock units (3)	—	1,038,143	—	49,909
Weighted average shares outstanding	51,461,156	73,730,068	51,045,219	51,095,128

Net income per common share (1)	$0.30	$0.30	$0.02	$0.02

(1)         Net of preferred stock dividends.

(2)         We consider OP Units to be common stock equivalents as the holder has voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.

(3)         Mr. Kaufman was granted restricted stock units in 2017, 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

Note 18 — Income Taxes

As a REIT, we are generally not subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income, distribution, ownership and administrative tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our REIT-taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

The Agency Business is operated through a taxable REIT subsidiary (“TRS”), which is a part of our TRS consolidated group (the “TRS Consolidated Group”) and may be subject to U.S. federal, state and local income taxes.  In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. In the first quarter of 2017, we recorded a tax provision of $6.1 million, which consisted of a current provision of $4.3 million and a deferred provision of $1.8 million. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 19 — Agreements and Transactions with Related Parties

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

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million. Pursuant to the Purchase Agreement entered into in connection with the Acquisition, we have an option, expiring in July 2018, to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million after July 2017). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

The following table sets forth our base management fees and incentive fees:

	Three Months Ended
	March 31,
Management Fees:	2017	2016

Base	$4,000,000	$2,700,000
Incentive	—	—
Total management fee	$4,000,000	$2,700,000

For the three months ended March 31, 2017 and 2016, no “success-based” fees were incurred.

Other Related Party Transactions. Due from related party was $37.0 million and $1.5 million at March 31, 2017 and December 31, 2016, respectively, and consisted primarily of payoffs to be remitted and escrows held by our affiliated servicing operations related to real estate transactions.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

Due to related party were $2.3 million and $6.0 million at March 31, 2017 and December 31, 2016, respectively, and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

Related party financing was $50.0 million at both March 31, 2017 and December 31, 2016 and represents a $50.0 million preferred equity interest financing agreement we entered into with our Manager to finance a portion of the aggregate purchase price of the Acquisition. We incurred interest expense of $1.0 million in the three months ended March 31, 2017 from this debt. See Note 11 — Debt Obligations for further details.

In March 2017, a consortium of investors, including Mr. Kaufman and our Manager, invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in November 2016. The outstanding bridge loans have an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.50% and mature in November 2018. Interest income recorded from these loans totaled $0.2 million for the three months ended March 31, 2017.

In January 2017, Ginkgo Investment Company LLC, of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original unpaid principal balance.  Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase.

In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own interests ranging from approximately 7.8% to 9.0% in the borrowing entities.  The loans have an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and mature in September 2019.  Interest income recorded from these loans totaled $0.7 million for the three months ended March 31, 2017.

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  The preferred equity investment has a fixed interest rate of 10% and matures in November 2017.  Interest income recorded from these loans totaled $0.3 million for both the three months ended March 31, 2017 and 2016.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  Interest income recorded from this loan totaled $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50%, with a LIBOR floor of 0.25%, and matures in November 2018, with two one-year extension options.  Interest income recorded from this loan totaled $0.1 million for both the three months ended March 31, 2017 and 2016.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and mature in October 2017.  Interest income recorded from these loans totaled $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Manager. The loan bears interest at a fixed rate of 12.5% and matures in April

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

2025. Interest income recorded from this loan totaled $0.1 million for both the three months ended March 31, 2017 and 2016.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan had an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and was to mature in April 2018.  The loan was repaid in full during the fourth quarter of 2016. Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2016.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date in February 2018.  To accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest an additional $2.0 million preferred equity investment that is generally subordinate to ours.  During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors.  Interest income recorded from this loan was $0.6 million for the three months ended March 31, 2016.

In 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  Since the initial investment, we invested an additional $15.8 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform (which $0.3 million was funded in the three months ended March 31, 2017) and we received cash distributions totaling $13.5 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.4 million was received in the three months ended March 31, 2017). We recorded income of $0.1 million and $1.6 million from these investments during the three months ended March 31, 2017 and 2016, respectively.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors. The remaining loan was extended as of right to June 2017.  Interest income recorded from these loans was less than $0.1 million for both the three months ended March 31, 2017 and 2016.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and matures in July 2017.  In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity date in July 2017. Interest income recorded from these loans totaled $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

In 2014, our Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%.  During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Manager and the $14.6 million first mortgage was extended to March 2018.  Interest income recorded from these loans totaled $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments and our direct equity investment were repaid in full by the third quarter of 2015. As a result of the direct equity investment, we received distributions totaling $0.7 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively, which were recorded as income from equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At March 31, 2017, this debt had an aggregate outstanding balance of $847.3 million and is scheduled to mature between 2017 and 2025.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, our general counsel is also the general counsel to our Manager and one of our directors serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager holds 5,349,053 of our common shares, and upon the closing of the Acquisition in July 2016, our Manager was issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares, which, in total, represents approximately 36.4% of the voting power of our outstanding stock.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 20 — Segment Information

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	Three Months Ended March 31, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$28,508,717	$5,016,299	$—	$33,525,016
Interest expense	15,241,022	3,233,993	961,823	19,436,838
Net interest income	13,267,695	1,782,306	(961,823)	14,088,178
Other revenue:
Gain on sales, including fee-based services, net	—	19,170,856	—	19,170,856
Mortgage servicing rights	—	20,030,340	—	20,030,340
Servicing revenue	—	16,681,644	—	16,681,644
Amortization of MSRs	—	(11,888,001)	—	(11,888,001)
Property operating income	3,223,204	—	—	3,223,204
Other income, net	110,727	(997,024)	—	(886,297)
Total other revenue	3,333,931	42,997,815	—	46,331,746
Other expenses:
Employee compensation and benefits	3,832,400	16,009,064	—	19,841,464
Selling and administrative	3,081,706	4,612,181	—	7,693,887
Property operating expenses	2,637,904	—	—	2,637,904
Depreciation and amortization	496,795	1,400,454	—	1,897,249
Impairment loss on real estate owned	1,200,000	—	—	1,200,000
Provision for loss sharing	—	1,679,385	—	1,679,385
Provision for loan losses (net of recoveries)	(695,653)	—	—	(695,653)
Management fee - related party	1,974,724	2,025,276	—	4,000,000
Total other expenses	12,527,876	25,726,360	—	38,254,236
Income before gain on extinguishment of debt, income from equity affiliates and provision for income taxes	4,073,750	19,053,761	(961,823)	22,165,688
Gain on extinguishment of debt	7,116,243	—	—	7,116,243
Income from equity affiliates	762,777	—	—	762,777
Provision for income taxes	—	(6,101,000)	—	(6,101,000)
Net income	11,952,770	12,952,761	(961,823)	23,943,708
Preferred stock dividends	1,888,430	—	—	1,888,430
Net income attributable to noncontrolling interest	—	—	6,441,604	6,441,604
Net income attributable to common stockholders	$10,064,340	$12,952,761	$(7,403,427)	$15,613,674

(1)                                 Includes certain corporte expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holder.

The comparable summarized statement of income for the three months ended March 31, 2016 was not provided since we operated as a single business segment in that period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	March 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$66,181,142	$38,662,090	$—	$104,843,232
Restricted cash	100,408,504	14,854,534	—	115,263,038
Loans and investments, net	1,639,768,626	—	—	1,639,768,626
Loans held-for-sale, net	—	573,193,542	—	573,193,542
Capitalized mortgage servicing rights, net	—	238,931,168	—	238,931,168
Investments in equity affiliates	33,380,722	—	—	33,380,722
Goodwill and other intangible assets	—	96,089,432	—	96,089,432
Other assets	94,694,577	18,263,497	—	112,958,074
Total assets	$1,934,433,571	$979,994,263	$—	$2,914,427,834

Liabilities:
Debt obligations	$1,348,070,649	$564,309,110	$50,000,000	$1,962,379,759
Allowance for loss-sharing obligations	—	32,219,490	—	32,219,490
Other liabilities	121,486,854	36,496,160	2,179,688	160,162,702
Total liabilities	$1,469,557,503	$633,024,760	$52,179,688	$2,154,761,951

	December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$103,156,034	$35,489,396	$—	$138,645,430
Restricted cash	16,230,051	13,084,878	—	29,314,929
Loans and investments, net	1,695,732,351	—	—	1,695,732,351
Loans held-for-sale, net	—	673,367,304	—	673,367,304
Capitalized mortgage servicing rights, net	—	227,742,986	—	227,742,986
Investments in equity affiliates	33,948,853	—	—	33,948,853
Goodwill and other intangible assets	—	97,489,884	—	97,489,884
Other assets	63,350,947	11,193,562	—	74,544,509
Total assets	$1,912,418,236	$1,058,368,010	$—	$2,970,786,246

Liabilities:
Debt obligations	$1,307,973,936	$660,144,122	$50,000,000	$2,018,118,058
Allowance for loss-sharing obligations	—	32,407,554	—	32,407,554
Other liabilities	133,788,359	38,216,483	1,217,864	173,222,706
Total liabilities	$1,441,762,295	$730,768,159	$51,217,864	$2,223,748,318

	Three Months Ended March 31,
	2017	2016
Origination Data:
Structured Business
New loan originations	$145,917,885	$218,245,000
Loan payoffs / paydowns	190,408,741	84,605,514

Agency Business
Origination Volumes by Investor:
Fannie Mae	$896,549,225
Freddie Mac	235,032,400
FHA	137,935,328
CMBS/Conduit	21,370,000
Total	$1,290,886,953

Total loan commitment volume	$1,151,943,553

Loan Sales Data:
Agency Business
Fannie Mae	$1,073,346,728
Freddie Mac	210,238,257
FHA	59,895,088
CMBS/Conduit	21,370,000
Total	$1,364,850,073

Sales margin (fee-based services as a % of loan sales)	1.40%
MSR rate (MSR income as a % of loan commitments)	1.74%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

	March 31, 2017
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$11,804,141,502	53	6.9
Freddie Mac	2,163,123,775	23	10.8
FHA	498,033,800	17	19.7
Total	$14,465,299,077	48	7.9

	December 31, 2016
Fannie Mae	$11,181,152,400	53	6.6
Freddie Mac	1,953,244,541	22	10.5
FHA	420,688,577	18	19.2
Total	$13,555,085,518	48	7.6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. See Note 1 — Description of Business for additional details about our business segments and Note 3 — Acquisition of Our Manager’s Agency Platform for further details about the Acquisition. We organize and conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

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

Fees and other revenue recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs. Revenue recognized from the origination and sale of mortgage loans consists of commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans, net of any direct loan origination costs incurred. These fees and gains are collectively referred to as gain on sales, including fee-based services, net. We record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans, net of amortization on the MSR assets recorded.  These origination, selling and servicing fees and other revenue began in the third quarter of 2016 as a result of the Acquisition and are included in our Agency Business results. Although we (through our Manager) have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Income from these investments, principally our joint venture investment in a residential mortgage banking business, had comprised a significant portion of our operating results during 2016 and 2015. If interest rates continue to rise as we have seen over the past several months, it is likely that income from this investment will continue to be significantly impacted. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for our structured transactions within our Structured Business.

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

Recent Developments. The following significant activity occurred during the three months ended March 31, 2017:

Capital Markets Activity.

•                  In January 2017, we issued an additional $13.8 million of the 6.50% convertible senior unsecured notes under the same terms as the original issuance in October 2016, which increased the aggregate outstanding principal amount to $100.0 million. We received net proceeds of $13.4 million from this additional offering; and

•                  In February 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Dividend. We raised our quarterly common dividend to $0.18 per share in the second quarter of 2017, which represents the third increase in the past four quarters and a 6% increase from last quarter.

Agency Business Activity.

•                  Loan originations and sales totaled $1.29 billion and $1.36 billion, respectively; and

•                  Our fee based servicing portfolio grew 6.7% to $14.47 billion in the first quarter of 2017 from $13.56 billion at December 31, 2016.

Structured Business Activity.

•                  Loan originations totaled $145.9 million with a weighted average interest rate of 6.51%;

•                  Loan payoffs were $190.4 million with a weighted average interest rate of 6.83%;

•                  We recognized income from equity investments totaling $0.8 million, primarily comprised of a $0.7 million cash distribution received from one of our equity investments. Income from our interest in a residential mortgage banking business was $0.1 million, as compared to $1.1 million in the fourth quarter of 2016, as a result of the rise in market interest rates; and

•                  We recorded an impairment loss of $1.2 million on our real estate owned hotel property based on additional market analyses performed.

Financing Activity. In March 2017, we entered into a $10.0 million unsecured working capital line of credit that bears interest at a rate of 250 basis points over LIBOR. This line of credit is scheduled to mature in March 2018 and is renewable annually.

Subsequent Event. In April 2017, we closed our seventh collateralized securitization vehicle (CLO VII) totaling $360.0 million of real estate related assets and cash, of which $279.0 million of investment-grade notes were issued and an $81.0 million equity interest in the portfolio was retained by us. The notes have an initial weighted average interest rate of 1.99% over LIBOR, 49 basis points lower than our last CLO in 2016.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our Structured Business portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  The economic downturn that occurred a decade ago had a significant negative impact on both us and our borrowers and limited our ability for growth.  If similar economic conditions recur in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

We rely on the capital markets to generate capital for financing the growth of our Structured Business. We have been successful in generating capital through the debt markets over the past several quarters and completed the following transactions. In April 2017, we closed our seventh collateralized securitization vehicle, whereby we issued $279.0 million of investment-grade notes. Between October 2016 and January 2017, we issued a total of $100.0 million aggregate principal amount of 6.50% convertible senior unsecured notes. During 2016, we closed our sixth collateralized securitization offering, whereby we issued $250.3 million of investment-grade notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (the “FHFA”) released the GSE 2017 Scorecard (“2017 Scorecard,”) which established Fannie Mae’s and Freddie Mac’s loan origination caps at $36.5 billion (the “2017 Caps”) each for the multifamily finance market, no change from the 2016 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2017 Caps upward should the market be larger than expected. The 2017 Scorecard also provides exclusions for loans to properties in underserved markets including rural, small multifamily and senior assisted living and for loans to finance energy or water efficiency improvements. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues, therefore, a decline in our GSE originations would negatively impact our financial results. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

The Federal Reserve raised its targeted Fed Funds Rate by 25 basis points during the fourth quarter of 2016 and another 25 basis points in March 2017. To date we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as a result of these increases as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and delinquencies have generally declined as property values increase and borrowers’ access to financing has improved.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2017 to December 31, 2016:

Cash and cash equivalents decreased $33.8 million, primarily due to funding new loan originations and investments and the payment of distributions to our stockholders, partially offset by loan payoffs, proceeds from convertible notes, transferring loans into our CLO vehicles and interest and fees from our investments.

Restricted cash increased $85.9 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles, as well as an increase in cash collateral posted under the Fannie Mae DUS program. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans. The restricted cash for the Agency Business acquired represents cash collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

Our loan and investment portfolio balance from our Structured Business was $1.74 billion and $1.80 billion at March 31, 2017 and December 31, 2016, respectively.  This decrease was primarily due to loan payoffs and other reductions exceeding loan originations by $44.5 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.81% and 5.71% at March 31, 2017 and December 31, 2016, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.45% and 6.39% at March 31, 2017 and December 31, 2016, respectively.  Advances on our financing facilities totaled $1.38 billion and $1.35 billion at March 31, 2017 and December 31, 2016, respectively, with a weighted average funding cost of 3.95% and 3.91%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.51% and 4.45% at March 31, 2017 and December 31, 2016, respectively. Activity from our Structured Business portfolio was comprised of the following:

Three Months Ended March 31, 2017
Loans originated	$145,917,885
Number of loans	14
Weighted average interest rate	6.51%

Loans paid-off	$190,408,741
Number of loans	13
Weighted average interest rate	6.83%

Loans extended	$96,710,938
Number of loans	10

Our loans held-for-sale, net from the Agency Business was $573.2 million and $673.4 million at March 31, 2017 and December 31, 2016, respectively. These loans are generally sold within 60 days from the loan origination date. The decrease was primarily related to loan sales exceeding loan originations by $74.0 million, as noted in the following table.

	Three Months Ended March 31, 2017
	Loan Originations	Loan Sales
Fannie Mae	$896,549,225	$1,073,346,728
Freddie Mac	235,032,400	210,238,257
FHA	137,935,328	59,895,088
CMBS/Conduit	21,370,000	21,370,000
Total	$1,290,886,953	$1,364,850,073

Our capitalized mortgage servicing rights, net increased $11.2 million at March 31, 2017, primarily due to MSRs recorded on loans. Our capitalized mortgage servicing rights represents the estimated value of our rights to service mortgage loans for others. At March 31, 2017, the weighted average estimated life remaining of our MSRs was 7.0 years.

Our securities held-to-maturity, net totaling $7.9 million represents the retained portion of a bottom tranche bond, or “B Piece” of a Freddie Mac SBL Program securitization. This investment bears interest at a weighted average variable rate of 3.50%. See Note 8 — Securities for additional details.

Due from related party increased $35.6 million, primarily due to unremitted payoffs from our affiliated servicing operations related to real estate transactions.

Liabilities — Comparison of balances at March 31, 2017 to December 31, 2016:

Credit facilities and repurchase agreements decreased $51.6 million, primarily due to a $95.8 million decrease in financings on our loans held-for-sale as a result of loan sales exceeding loan originations for the quarter. This was partially offset by a $44.2 million increase in financings of new loan and investment portfolio activity.

Convertible senior unsecured notes, net increased $13.6 million, primarily due to the issuance of an additional $13.8 million of the 6.50% convertible senior unsecured notes (for net proceeds of $13.4 million) under the same terms as the original issuance in October 2016, which increased the aggregate outstanding principal amount to $100.0 million. The principal amount of the additional issuance, net of deferred financing fees, recorded as a liability was $13.0 million and the remaining $0.4 million was allocated to the conversion feature and recorded as a component of additional paid-in capital. See Note 11 — Debt Obligations for additional details.

Our junior subordinated notes decreased $18.8 million, primarily due to the repurchase of $20.9 million of our junior subordinated notes with a carrying value of $19.8 million. We recorded a gain of $7.1 million upon extinguishment of this debt.

Equity

Distributions

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On May 3, 2017, the Board of Directors declared a cash dividend of $0.18 per share of common stock.  The dividend is payable on May 31, 2017 to common stockholders of record as of the close of business on May 17, 2017.

Preferred Stock — On May 3, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2017 through May 31, 2017 and are payable on May 31, 2017 to preferred stockholders of record on May 15, 2017.

Deferred Compensation

We issued 374,580 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, 74,375 shares to the independent members of the Board of Directors and up to 448,980 performance-based restricted common stock units to our chief executive officer in the first quarter of 2017. See Note 17 — Equity for further details.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table provides our consolidated operating results:

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	Amount	Percent

Interest income	$33,525,016	$25,818,465	$7,706,551	30%
Interest expense	19,436,838	12,748,613	6,688,225	52%
Net interest income	14,088,178	13,069,852	1,018,326	8%
Other revenue:
Gain on sales, including fee-based services, net	19,170,856	—	19,170,856	nm
Mortgage servicing rights	20,030,340	—	20,030,340	nm
Servicing revenue, net	4,793,643	—	4,793,643	nm
Property operating income	3,223,204	5,331,532	(2,108,328)	(40)%
Other income, net	(886,297)	89,763	(976,060)	nm
Total other revenue	46,331,746	5,421,295	40,910,451	nm
Other expenses:
Employee compensation and benefits	19,841,464	4,328,342	15,513,122	nm
Selling and administrative	7,693,887	2,655,476	5,038,411	190%
Acquisition costs	—	3,109,910	(3,109,910)	nm
Property operating expenses	2,637,904	4,316,555	(1,678,651)	(39)%
Depreciation and amortization	1,897,249	877,533	1,019,716	116%
Impairment loss on real estate owned	1,200,000	—	1,200,000	nm
Provision for loss sharing	1,679,385	—	1,679,385	nm
Provision for loan losses (net of recoveries)	(695,653)	(15,000)	(680,653)	nm
Management fee - related party	4,000,000	2,700,000	1,300,000	48%
Total other expenses	38,254,236	17,972,816	20,281,420	113%
Income before gain on extinguishment of debt,
gain on sale of real estate, income from equity
affiliates and provision for income taxes	22,165,688	518,331	21,647,357	nm
Gain on extinguishment of debt	7,116,243	—	7,116,243	nm
Gain on sale of real estate	—	607,553	(607,553)	nm
Income from equity affiliates	762,777	1,897,442	(1,134,665)	(60)%
Provision for income taxes	(6,101,000)	—	(6,101,000)	nm
Net income	23,943,708	3,023,326	20,920,382	nm
Preferred stock dividends	1,888,430	1,888,430	—	—
Net income attributable to noncontrolling interest	6,441,604	—	6,441,604	nm
Net income attributable to common stockholders	$15,613,674	$1,134,896	$14,478,778	nm

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,621,819	$25,393	6.35%	$1,415,764	$21,497	6.09%
Mezzanine / junior participation loans	112,592	1,845	6.65%	106,116	1,789	6.76%
Preferred equity investments	64,339	1,099	6.93%	120,811	2,295	7.62%
Core interest-earning assets	1,798,750	28,337	6.39%	1,642,691	25,581	6.25%
Cash equivalents	136,423	172	0.51%	192,302	237	0.49%
Total interest-earning assets	$1,935,173	28,509	5.97%	$1,834,993	25,818	5.64%

Structured Business interest-bearing liabilities:

Warehouse lines	$278,432	2,511	3.66%	$179,133	1,564	3.50%
CLO	737,277	6,866	3.77%	767,885	6,313	3.30%
Trust preferred	159,836	1,546	3.92%	175,858	1,513	3.45%
Unsecured debt	193,895	4,123	8.64%	97,860	1,995	8.18%
Interest rate swaps	—	195	—	—	1,364	—
Total interest-bearing liabilities	$1,369,440	15,241	4.51%	$1,220,736	12,749	4.19%
Net interest income		$13,268			$13,070

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $2.7 million, or 10%, for the three months ended March 31, 2017 as compared to the same period in 2016, excluding $5.0 million of interest income associated with the Agency Business acquired in the third quarter of 2016.  The increase was primarily due to a 10% increase in our average core interest-earning assets from $1.64 billion to $1.80 billion and a 2% increase in the average yield on core interest-earning assets from 6.25% to 6.39% in the three months ended March 31, 2017, as compared to the same period in 2016. The impact of these increases was partially offset by higher rates on payoffs, as compared to originations, during the first quarter of 2017. The increase in our core interest-earning assets was primarily due to loan originations exceeding loan payoffs during 2016. The increase in the average yield on core interest-earning assets was primarily due to an increase in the average LIBOR rate.

Interest expense increased $2.5 million, or 20%, for the three months ended March 31, 2017 as compared to the same period in 2016, excluding $3.2 million of interest expense associated with the Agency Business.  The increase was primarily due to a 12% increase in the average balance of our interest-bearing liabilities from $1.22 billion to $1.37 billion and an 8% increase in the average cost of our interest-bearing liabilities from 4.19% to 4.51% in the three months ended March 31, 2017, as compared to the same period in 2016. The increase in the average debt balance was due to an increase in our loan portfolio, as well as an increase in the average leverage rate on our portfolio. The increase in the average cost of our interest-bearing liabilities was due to a higher rate on the convertible senior unsecured notes issued, as compared to our overall portfolio, and an increase in the average LIBOR rate, partially offset by the runoff of swaps in the first quarter of 2017.

Agency Business Revenue

Gain on sales, including fee-based services, net was $19.2 million for the three months ended March 31, 2017. The agency loan sales for this period were $1.36 billion and the sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) was 140 basis points.

Income from MSRs was $20.0 million for the three months ended March 31, 2017. The loan commitments volume was $1.15 billion and the MSR rate (income from MSRs as a percentage of loan commitments volume) was 174 basis points.

Servicing revenue, net was $4.8 million for the three months ended March 31, 2017, which was comprised of servicing revenue of $16.7 million, partially offset by amortization of MSRs of $11.9 million. The Agency Business servicing portfolio was $14.47 billion with a weighted average servicing fee of 48 basis points at March 31, 2017.

Other Revenue

Property operating results (income less expenses) decreased $0.4 million, or 42%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to the sale of several properties during 2016.

Other Expenses

Employee compensation and benefits expense decreased $0.5 million, or 11%, for the three months ended March 31, 2017 as compared to the same period in 2016, excluding $16.0 million of employee compensation and benefits expense associated with the Agency Business acquired. The decrease was primarily due to the portion of executive compensation related costs that were directly allocated to the Agency Business for services performed on that business.

Selling and administrative expenses increased $0.4 million, or 16%, for the three months ended March 31, 2017 as compared to the same period in 2016, excluding $4.6 million of selling and administrative expenses associated with the Agency Business acquired. The increase was primarily due to rent expense that was recorded directly by the Structured Business which was previously charged through the management fee prior to the Acquisition, as the lease contracts were assumed in connection with the Acquisition.

Acquisition costs of $3.1 million for the three months ended March 31, 2016 represent costs incurred related to the Acquisition, which was completed in July 2016.  See Note 3 — Acquisition of Our Manager’s Agency Platform for further details.

Depreciation and amortization decreased $0.4 million, or 43%, for the three months ended March 31, 2017 as compared to the same period in 2016, excluding $1.4 million of depreciation and amortization associated with the acquired assets of the Agency Business. The decrease was primarily due to the sale of several real estate owned properties during 2016.

Impairment loss on real estate owned was $1.2 million for the three months ended March 31, 2017. During the first quarter of 2017, we received additional market analyses which resulted in a further impairment loss on our hotel property.

Provision for loss sharing was $1.7 million for the three months ended March 31, 2017, representing our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of Agency Business loans sold under the Fannie Mae DUS program.

Management fee — related party increased $1.3 million, or 48%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to compensation related costs incurred by employees of our Manager in connection with services they performed related to the Agency Business acquired in the third quarter of 2016.

Gain on Extinguishment of Debt

During the three months ended March 31, 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Gain on Sale of Real Estate

During the three months ended March 31, 2016, we sold a hotel property for $9.7 million and recognized a gain of $0.6 million.

Income from Equity Affiliates

Income from equity affiliates decreased $1.1 million, or 60%, for the three months ended March 31, 2017 as compared to the same period in 2016.  In the first quarter of 2017 and 2016, we recognized income of $0.1 million and $1.6 million, respectively, from our investment in a residential mortgage banking business. In the first quarter of 2017 and 2016, we also recognized income of $0.7 million and $0.2 million, respectively, from a distribution we received from one of our equity investments.

Provision for Income Taxes

The provision for income taxes was $6.1 million for the three months ended March 31, 2017 related to the income from our Agency Business, which is operated through our TRS Consolidated Group.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to our Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 29.1% of our outstanding stock at March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity. Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and as an approved designated seller/servicer of Freddie Mac’s SBL Program, operational liquidity requirements of the GSE agencies, funding future loans and investments, funding operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common and/or preferred equity securities.  Our debt sources include the issuance of floating rate notes resulting from our CLOs, the issuance of various forms of senior unsecured notes, convertible senior unsecured notes, junior subordinated notes and borrowings under credit facilities and repurchase agreements.

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

Cash Flows. Cash flows provided by operating activities totaled $73.2 million during the three months ended March 31, 2017. Our cash flows from operating activities consisted primarily of net cash inflows of $97.1 million, as a result of loan sales exceeding loan originations in our Agency Business, and net income, adjusted for noncash items, of $18.6 million, partially offset by a period-over-period increase in due from related party (which primarily consisted of payoffs to be remitted by our affiliated servicing operations related to real estate transactions). We had net cash inflows from loans-held-for-sale during the first quarter of 2017 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination. At March 31, 2017, we had loans held-for-sale, net totaling $573.2 million that are expected to be sold in the second quarter of 2017.

Cash flows provided by investing activities totaled $44.4 million during the three months ended March 31, 2017.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan payoffs and paydowns of $191.8 million, net of originations from our Structured Business totaling $139.0 million, resulted in a net cash inflow of $52.8 million.  These cash inflows were partially offset by $7.8 million of cash used to purchase the B Piece of the SBL Program securitization. See Note 8 — Securities for additional details about our purchase of the B Piece.

Cash flows used in financing activities totaled $151.4 million during the three months ended March 31, 2017, and consisted primarily of $2.49 billion in paydowns of our debt facilities, an $86.0 increase in restricted cash, $14.2 million in distributions to our stockholders and OP Unit holder and a $12.7 million partial payoff of our junior subordinated notes, which was primarily offset by $2.44 billion of proceeds from the utilization of our debt facilities to fund new loan originations and $13.8 million of proceeds received from the issuance of convertible senior unsecured notes.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies.  Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements.  Our adjusted net worth and liquidity exceeded the agencies’ requirements as of March 31, 2017. See Note 15 — Commitments and Contingencies for additional details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in further detail in Note 13 — Derivative Financial Instruments and Note 14 — Fair Value.

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

The following is a summary of our debt facilities:

	March 31, 2017
Debt Facilities	Commitment	Principal Balance (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$512,320,631	$292,273,566	$220,047,065	2017 - 2020
Collateralized loan obligations (2)	737,000,000	737,000,000	—	2017 - 2019
Senior unsecured notes	97,860,025	97,860,025	—	2021
Convertible unsecured senior notes	100,000,000	100,000,000	—	2019
Junior subordinated notes	154,336,000	154,336,000	—	2034 - 2037
Structured Business total	1,601,516,656	1,381,469,591	220,047,065

Agency Business
Credit facilities (3)	900,000,000	564,562,329	335,437,671	2017 - 2018

Other
Related party financing	50,000,000	50,000,000	—	2021

Consolidated total	$2,551,516,656	$1,996,031,920	$555,484,736

(1)         Principal balance excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2017.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

These debt facilities, including their restrictive covenants, are described in further detail in Note 11 — Debt Obligations.

Contractual Obligations. For the three months ended March 31, 2017, we had all of the material contractual obligations referred to in our 2016 Annual Report. Since December 31, 2016, the following significant changes have been made to our contractual obligations:

•                  In March 2017, we entered into a $10.0 million unsecured working capital line of credit which matures in March 2018;

•                  In March 2017, the ASAP limit was increased to $500.0 million. In addition, two of our Agency Business credit facilities were temporarily increased by $200.0 million and $50.0 million, which expired in February 2017 and April 2017, respectively;

•                  In February 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million; and

•                  In January 2017, we issued an additional $13.8 million of our 6.50% convertible senior unsecured notes under the same terms as the original issuance in October 2016.

All of the contractual obligations identified above are described in more detail in Note 11 — Debt Obligations. Refer to Note 15 — Commitments and Contingencies for a description of our debt maturities by year and our unfunded commitments as of March 31, 2017.

Agreements and Transactions with Related Parties. We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $4.0 million and $2.7 million of base management fees for services rendered in the three months ended March 31, 2017 and 2016, respectively.

The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.

In addition, we have conducted several transactions with our Manager and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 19 —Agreements and Transactions with Related Parties of this report.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 13— Derivative Financial Instruments for further details surrounding our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2016 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred tax provisions and benefits and the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate owned property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure.  Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows:

	Three Months Ended March 31,
	2017	2016

Net income attributable to common stockholders	$15,613,674	$1,134,896
Subtract:
Gain on sale of real estate	—	(607,553)
Add:
Net income attributable to noncontrolling interest	6,441,604	—
Impairment loss on real estate owned	1,200,000	—
Depreciation - real estate owned	250,295	877,533
Depreciation - investments in equity affiliates	101,447	93,588
Funds from operations (1)	$23,607,020	$1,498,464
Subtract:
Income from mortgage servicing rights	(20,030,340)	—
Impairment loss on real estate owned	(1,200,000)	—
Add:
Amortization and write-offs of MSRs	15,281,465	—
Deferred tax provision	1,827,000	—
Depreciation and amortization	1,867,553	—
Net loss on changes in fair value of derivatives	997,024	—
Gain on sale of real estate	—	607,553
Stock-based compensation	2,304,522	1,681,431
Acquisition costs	—	3,109,910
Adjusted funds from operations (1)	$24,654,244	$6,897,358

Diluted FFO per share (1)	$0.32	$0.03
Diluted AFFO per share (1)	$0.33	$0.13
Diluted weighted average shares outstanding (1)	73,730,068	51,095,128

(1)         Amounts are attributable to common stockholders and OP Units holder. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2016.

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of March 31, 2017, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$1,733,060,463	$3,718,252	$(3,622,330)	$7,436,505	$(6,679,449)
Interest expense from debt obligations	$(1,431,469,591)	2,953,222	(2,953,222)	5,906,445	(5,906,445)
Total net interest income		$765,030	$(669,108)	$1,530,060	$(773,004)

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)         The quoted one-month LIBOR rate was 0.98% as of March  31, 2017.

Our Agency Business originates, sells and services a range of multifamily finance products with Fannie Mae, Freddie Mac and HUD. Our loans held-for-sale to Fannie Mae, Freddie Mac and HUD are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we established the interest rate with the investor.

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $8.6 million as of March 31, 2017, while a 100 basis point decrease would increase the fair value by approximately $9.1 million.

Item 4.   Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 15 — Commitments and Contingencies.  We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2016 Annual Report.

Item 6.   Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

10.1

Indenture, dated April 11, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Loan Obligation Purchase Agreement, dated April 11, 2017, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD.

10.3

Placement Agreement, dated March 28, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC and J.P. Morgan Securities LLC.

10.4	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2017, filed on May 5, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                                         Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.

**                                  Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed December 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer

Date: May 5, 2017