Form 10-Q
period 2017-06-30
ARBOR REALTY TRUST INC
filed 2017-08-04
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 61,349,916 outstanding as of July 28, 2017.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Cash and cash equivalents	$80,759,389	$138,645,430
Restricted cash	187,239,506	29,314,929
Loans and investments, net	1,798,865,292	1,695,732,351
Loans held-for-sale, net	387,354,589	673,367,304
Capitalized mortgage servicing rights, net	243,083,459	227,742,986
Available-for-sale securities, at fair value	5,102,433	5,403,463
Securities held-to-maturity, net	8,083,435	—
Investments in equity affiliates	32,992,895	33,948,853
Real estate owned, net	17,398,560	19,491,805
Due from related party	5,628,805	1,464,732
Goodwill and other intangible assets	119,688,979	97,489,884
Other assets	49,248,026	48,184,509
Total assets	$2,935,445,368	$2,970,786,246

Liabilities and Equity:
Credit facilities and repurchase agreements	$505,815,453	$906,636,790
Collateralized loan obligations	1,004,815,901	728,441,109
Senior unsecured notes	94,897,231	94,521,566
Convertible senior unsecured notes, net	94,803,761	80,660,038
Junior subordinated notes to subsidiary trust issuing preferred securities	139,248,112	157,858,555
Related party financing	50,000,000	50,000,000
Due to related party	1,477,443	6,038,707
Due to borrowers	86,947,525	81,019,386
Allowance for loss-sharing obligations	32,797,406	32,407,554
Other liabilities	86,660,938	86,164,613
Total liabilities	2,097,463,770	2,223,748,318

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508,213	89,508,213
Common stock, $0.01 par value: 500,000,000 shares authorized; 61,349,916 and 51,401,295 shares issued and outstanding, respectively	613,499	514,013
Additional paid-in capital	701,397,021	621,931,995
Accumulated deficit	(117,379,709)	(125,134,403)
Accumulated other comprehensive income	440,919	320,917
Total Arbor Realty Trust, Inc. stockholders’ equity	674,579,943	587,140,735
Noncontrolling interest	163,401,655	159,897,193
Total equity	837,981,598	747,037,928
Total liabilities and equity	$2,935,445,368	$2,970,786,246

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$34,468,274	$27,969,498	$67,993,290	$53,787,963
Other interest income, net	—	2,539,274	—	2,539,274
Interest expense	20,411,386	13,243,488	39,848,224	25,992,101
Net interest income	14,056,888	17,265,284	28,145,066	30,335,136
Other revenue:
Gain on sales, including fee-based services, net	18,830,042	—	38,000,898	—
Mortgage servicing rights	17,254,059	—	37,284,399	—
Servicing revenue, net	6,609,147	—	11,402,790	—
Property operating income	2,863,259	4,426,555	6,086,463	9,758,087
Other income, net	(821,252)	214,668	(1,707,549)	304,431
Total other revenue	44,735,255	4,641,223	91,067,001	10,062,518
Other expenses:
Employee compensation and benefits	21,824,684	4,311,412	41,666,148	8,639,754
Selling and administrative	7,834,927	1,719,337	15,528,814	4,374,813
Acquisition costs	—	745,734	—	3,855,644
Property operating expenses	2,621,922	3,856,264	5,259,826	8,172,819
Depreciation and amortization	1,815,726	443,112	3,712,975	1,320,645
Impairment loss on real estate owned	1,500,000	11,200,000	2,700,000	11,200,000
Provision for loss sharing	532,185	—	2,211,570	—
Provision for loan losses (net of recoveries)	(1,760,000)	44,005	(2,455,653)	29,005
Management fee - related party	2,673,260	2,850,000	6,673,260	5,550,000
Total other expenses	37,042,704	25,169,864	75,296,940	43,142,680
Income (loss) before gain on extinguishment of debt, gain on sale of real estate, (loss) income from equity affiliates and provision for income taxes	21,749,439	(3,263,357)	43,915,127	(2,745,026)
Gain on extinguishment of debt	—	—	7,116,243	—
Gain on sale of real estate	—	11,023,134	—	11,630,687
(Loss) income from equity affiliates	(2,944)	4,367,101	759,833	6,264,543
Provision for income taxes	(3,435,000)	—	(9,536,000)	—
Net income	18,311,495	12,126,878	42,255,203	15,150,204
Preferred stock dividends	1,888,430	1,888,430	3,776,860	3,776,860
Net income attributable to noncontrolling interest	4,493,627	—	10,935,231	—
Net income attributable to common stockholders	$11,929,438	$10,238,448	$27,543,112	$11,373,344

Basic earnings per common share	$0.21	$0.20	$0.51	$0.22
Diluted earnings per common share	$0.21	$0.20	$0.50	$0.22

Weighted average shares outstanding:
Basic	56,652,334	51,381,405	54,071,085	51,213,312
Diluted	79,064,503	51,741,951	76,365,118	51,418,539

Dividends declared per common share	$0.18	$0.15	$0.35	$0.30

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$18,311,495	$12,126,878	$42,255,203	$15,150,204
Unrealized (loss) gain on securities available-for-sale, at fair value	(146,972)	29,395	(117,577)	(29,395)
Unrealized (loss) gain on derivative financial instruments, net	—	(52,445)	202	(262,234)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	1,331,637	237,377	2,696,300
Comprehensive income	18,164,523	13,435,465	42,375,205	17,554,875
Less:
Comprehensive income attributable to noncontrolling interest	4,453,139	—	10,972,717	—
Preferred stock dividends	1,888,430	1,888,430	3,776,860	3,776,860
Comprehensive income attributable to common stockholders	$11,822,954	$11,547,035	$27,625,628	$13,778,015

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Six Months Ended June 30, 2017

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2016	24,942,269	$89,508,213	51,401,295	$514,013	$621,931,995	$(125,134,403)	$320,917	$587,140,735	$159,897,193	$747,037,928
Issuance of common stock			9,500,000	95,000	76,130,000			76,225,000		76,225,000
Stock-based compensation			448,955	4,489	2,981,744			2,986,233		2,986,233
Forfeiture of unvested restricted stock			(334)	(3)	3			—		—
Issuance of convertible senior unsecured notes, net					353,279			353,279		353,279
Distributions - common stock						(19,781,265)		(19,781,265)		(19,781,265)
Distributions - preferred stock						(3,776,860)		(3,776,860)		(3,776,860)
Distributions - preferred stock of private REIT						(7,153)		(7,153)		(7,153)
Distributions - noncontrolling interest									(7,430,769)	(7,430,769)
Net income						31,319,972		31,319,972	10,935,231	42,255,203
Unrealized loss on securities available-for-sale							(117,577)	(117,577)		(117,577)
Unrealized gain on derivative financial instruments, net							202	202		202
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237,377	237,377		237,377
Balance — June 30, 2017	24,942,269	$89,508,213	61,349,916	$613,499	$701,397,021	$(117,379,709)	$440,919	$674,579,943	$163,401,655	$837,981,598

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities:
Net income	$42,255,203	$15,150,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,712,975	1,320,645
Stock-based compensation	2,986,233	2,163,094
Amortization and accretion of interest and fees, net	1,841,577	1,652,392
Amortization of capitalized mortgage servicing rights	23,715,839	—
Originations of loans held-for-sale	(2,288,693,818)	—
Proceeds from sales of loans held-for-sale, net of gain on sale	2,569,203,028	—
Payoffs and paydowns of loans held-for-sale	72,702	—
Mortgage servicing rights	(37,284,399)	—
Write-off of capitalized mortgage servicing rights from payoffs	6,497,323	—
Impairment loss on real estate owned	2,700,000	11,200,000
Provision for loan losses (net of recoveries)	(2,455,653)	29,005
Provision for loss sharing (net of recoveries)	2,211,570	—
Net charge-offs for loss sharing obligations	(1,821,718)	—
Gain on extinguishment of debt	(7,116,243)	—
Gain on sale of real estate	—	(11,630,687)
Gain on sale of securities	—	(15,491)
Deferred tax provision	937,000	—
Income from equity affiliates	(759,833)	(6,264,543)
Change in fair value of available-for-sale securities	183,453	—
Changes in operating assets and liabilities	(10,269,845)	4,082,516
Net cash provided by operating activities	307,915,394	17,687,135

Investing Activities:
Loans and investments funded, originated and purchased, net	(551,467,633)	(475,924,501)
Payoffs and paydowns of loans and investments	456,250,969	410,975,653
Internalization of management team	(25,000,000)	—
Deferred fees	3,014,291	4,568,476
Investments in real estate, net	(433,208)	(417,809)
Contributions to equity affiliates	(650,037)	(4,187,582)
Distributions from equity affiliates	374,402	1,013,080
Proceeds from sale of real estate, net	—	49,029,780
Proceeds from sale of available-for-sale securities	—	1,567,207
Purchase of securities held-to-maturity, net	(7,837,502)	—
Payoffs and paydowns of securities held-to-maturity	7,966	—
Due to borrowers and reserves	(753,218)	—
Net cash used in investing activities	(126,493,970)	(13,375,696)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	4,343,816,195	204,046,488
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(4,744,920,637)	(81,620,294)
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	(12,691,086)	—
Paydowns and payoffs of mortgage note payable - real estate owned	—	(27,155,000)
Proceeds from collateralized loan obligations	279,000,000	—
Proceeds from convertible senior unsecured notes	13,750,000	—
Change in restricted cash	(158,063,713)	(111,072,901)
Receipts on swaps and returns of margin calls from counterparties	429,539	2,250,049
Distributions paid on common stock	(19,781,265)	(15,351,438)
Distributions paid on noncontrolling interest	(7,430,769)	—
Distributions paid on preferred stock	(3,776,860)	(3,776,860)
Distributions paid on preferred stock of private REIT	(7,153)	(7,231)
Payment of deferred financing costs	(5,856,716)	(155,235)
Proceeds from issuance of common stock	76,225,000	—
Net cash used in financing activities	(239,307,465)	(32,842,422)

Net decrease in cash and cash equivalents	(57,886,041)	(28,530,983)
Cash and cash equivalents at beginning of period	138,645,430	188,708,687
Cash and cash equivalents at end of period	$80,759,389	$160,177,704

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016

Supplemental cash flow information:
Cash used to pay interest	$35,142,494	$22,983,701
Cash used to pay taxes	$13,451,621	$112,799

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 1 — Description of Business

Arbor Realty Trust, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed in 2003. Through our Structured Loan Origination and Investment Business, or “Structured Business,” we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Loan Origination and Servicing Business, or “Agency Business,” which was formed as a result of the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM” or our “Former Manager”) in the third quarter of 2016 (the “Acquisition”), we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”) and the conduit/commercial mortgage-backed securities (“CMBS”) programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs.

Prior to May 31, 2017, we were externally managed and advised by ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for further details.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which is part of our TRS consolidated group (the “TRS Consolidated Group”) and is subject to U.S. federal, state and local income taxes. See Note 18 — Income Taxes for further details.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2016 Annual Report filed with the SEC.

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

June 30, 2017

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

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

Recently Issued Accounting Pronouncements

The following table is not intended to represent all recently issued accounting pronouncements that are not yet effective and which have not yet been adopted by us. This table should be read in conjunction with the recently issued accounting pronouncements section included in our 2016 Annual Report filed with the SEC.

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

	First quarter of 2018.	The potential impact of this new guidance will be assessed for future acquisitions, but it is not expected to have a material impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Description	Effective Date	Effect on Financial Statements

Since 2014, the FASB has issued several amendments to its guidance on revenue recognition. The amended guidance, among other things, introduces a new framework for a single comprehensive model that can be used when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries. The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most revenue associated with financial instruments, including interest and loan origination fees, along with gains and losses on investment securities, derivatives and sales of financial instruments are excluded from the scope of the guidance.

First quarter of 2018 and permits the use of either the full retrospective or modified retrospective method.

A significant portion of our revenue, specifically interest income, loan origination fees and gains on sales of loans and investment securities, will not be impacted by this guidance. We are in the process of evaluating the impact this guidance may have on our other revenue streams to identify changes from our current method of revenue recognition, as well as changes to our footnote disclosures.

Note 3 — Acquisition of Our Former Manager’s Agency Platform

On July 14, 2016, we completed the previously announced Acquisition of the agency platform of our Former Manager pursuant to an asset purchase agreement dated February 25, 2016 (“Purchase Agreement”). The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 operating partnership units (“OP Units”), which was based on a stock price of $6.50 per share. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration was $292.5 million. See Note 11 — Debt Obligations for further details about the seller financing and Note 17 — Equity for further details about the OP Units.

We finalized the purchase price allocation during the first quarter of 2017 based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date, which remained unchanged from the amounts disclosed in the 2016 Annual Report.

Internalization of Management Team

In connection with the Acquisition, we had the option to fully internalize our management team and terminate the existing management agreement with our Former Manager for $25.0 million.  On May 31, 2017, we exercised this option to fully internalize our management team, which included approximately 100 employees. We incurred expenses of less than $0.1 million in connection with this transaction. We accounted for this transaction as a business combination with the settlement of a preexisting relationship. The total purchase price of $25.0 million was assigned to goodwill since the asset transferred represented an assembled workforce. Goodwill was allocated $12.5 million each to our two reporting segments and is expected to be deductible for tax purposes.

Accounting guidance requires the settlement of preexisting relationships to be accounted for separately from the business combination, with the recognition of any corresponding gain or loss through the statement of income upon settlement. Any potential gain or loss is measured based on the favorable or unfavorable terms of the management agreement from the prospective of the acquirer, when compared to current market rates for similar services. Based on this guidance, we performed an analysis and determined that the terminated management agreement contained terms similar to those of arrangements with comparable companies, and therefore no such gain or loss was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 4 — Loans and Investments

The following tables set forth the composition of our structured loan and investment portfolio:

	June 30, 2017	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,704,157,878	90%	127	6.08%	16.5	0%	73%
Preferred equity investments	88,432,654	5%	10	6.09%	52.8	52%	90%
Mezzanine loans	74,210,873	4%	10	7.55%	17.4	24%	58%
Junior participation loans	25,256,582	1%	1	0.00%	1.0	100%	100%
	1,892,057,987	100%	148	6.05%	18.0	5%	73%
Allowance for loan losses	(81,255,922)
Unearned revenue	(11,936,773)
Loans and investments, net	$1,798,865,292

	December 31, 2016

Bridge loans	$1,602,658,179	90%	120	5.59%	16.4	0%	73%
Preferred equity investments	68,120,639	4%	10	6.83%	23.8	42%	91%
Mezzanine loans	57,124,566	3%	12	9.09%	17.9	36%	75%
Junior participation loans	62,256,582	3%	2	4.50%	4.0	83%	84%
	1,790,159,966	100%	144	5.71%	16.3	6%	75%
Allowance for loan losses	(83,711,575)
Unearned revenue	(10,716,040)
Loans and investments, net	$1,695,732,351

(1)                   “Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.

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

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2017, the UPB related to 37 loans with five different borrowers represented 13% of total assets.  At December 31, 2016, the UPB related to 35 loans with five different borrowers represented 16% of total assets. During both the six months ended June 30, 2017 and the year ended December 31, 2016, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

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

The benchmark guidelines and other factors used in our revised methodology are substantially the same as our previous methodology. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given our asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

analysis consistent with that of a “high-risk” loan.  Assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed.

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

As a result of the loan review process at June 30, 2017 and December 31, 2016, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $147.7 million and $150.5 million, respectively, and a weighted average last dollar LTV ratio of 95% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is presented below. The internal risk ratings as of December 31, 2016 have been revised to reflect the revised methodology described above.

	June 30, 2017
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,479,158,419	78%	pass/watch	2%	72%
Land	131,881,255	7%	substandard	0%	93%
Office	129,754,980	7%	pass/watch	27%	73%
Hotel	70,750,000	4%	special mention	29%	81%
Retail	36,508,333	2%	pass/watch	9%	61%
Commercial	33,830,000	2%	special mention	3%	71%
Healthcare	10,175,000	<1%	pass	0%	56%
Total	$1,892,057,987	100%	pass/watch	5%	73%

	December 31, 2016

Multifamily	$1,421,731,108	79%	special mention	1%	73%
Land	137,255,369	8%	substandard	2%	92%
Office	141,710,156	8%	pass/watch	43%	73%
Hotel	70,750,000	4%	special mention	30%	74%
Retail	3,958,333	<1%	special mention	81%	91%
Commercial	9,205,000	<1%	special mention	12%	69%
Healthcare	5,550,000	<1%	special mention	0%	63%
Total	$1,790,159,966	100%	special mention	6%	75%

Geographic Concentration Risk

As of June 30, 2017, 21%, 16%, 14%, 7% and 6% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas, California, Georgia and Florida, respectively.  As of December 31, 2016, 25%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.

Impaired Loans and Allowance for Loan Losses

We evaluate each loan in our portfolio quarterly to assess the performance of our loans and whether a reserve for impairment should be recorded.  We measure our relative loss position for our mezzanine loans, junior participation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

loans and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral. We determine our loss position on both a first dollar LTV and a last dollar LTV basis, as defined above.  A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Allowance at beginning of period	$83,015,922	$86,746,575	$83,711,575	$86,761,575
Provision for loan losses	—	59,005	—	59,005
Charge-offs	—	(2,959,005)	—	(2,959,005)
Recoveries of reserves	(1,760,000)	(15,000)	(2,455,653)	(30,000)
Allowance at end of period	$81,255,922	$83,831,575	$81,255,922	$83,831,575

During the three and six months ended June 30, 2017, a fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, resulting in a $1.8 million reserve recovery. In addition, during the first quarter of 2017, we recorded a reserve recovery of $0.7 million on a multifamily bridge loan.

During the three and six months ended June 30, 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with an aggregate carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

The recoveries of reserves for all periods presented were related to multifamily loans and the ratio of net recoveries to the average loans and investments outstanding during both the three and six months ended June 30, 2017 was 0.1%. The ratio of net charge-offs to the average loans and investments outstanding during both the three and six months ended June 30, 2016 was (0.2)%.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of June 30, 2017 and 2016.

We have six loans with a carrying value totaling $120.7 million at June 30, 2017, which mature in September 2017, which was collateralized by a land development project.  The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.4 million entitle us to a weighted average accrual rate of interest of 8.50%.  In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of June 30, 2017.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

A summary of our impaired loans by asset class is as follows:

	June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Land	$131,085,948	$125,551,563	$53,883,478	$131,085,948	$—	$131,085,948	$—
Hotel	34,750,000	34,750,000	3,700,000	34,750,000	60,238	34,750,000	370,877
Office	27,553,582	22,769,444	21,972,444	27,555,832	26,648	27,558,082	51,337
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Multifamily	—	—	—	880,000	—	1,271,058	22,063
Total	$195,089,530	$184,771,007	$81,255,922	$195,971,780	$86,886	$196,365,088	$444,277

	December 31, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016

Land	$131,085,948	$125,925,677	$53,883,478	$129,042,390	$—	$128,740,618	$—
Hotel	34,750,000	34,496,296	3,700,000	34,750,000	283,768	34,750,000	565,917
Office	27,562,582	22,778,444	21,972,444	27,573,832	23,115	27,576,082	46,162
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Multifamily	2,542,115	2,450,618	2,455,653	5,004,615	47,669	5,012,115	111,205
Total	$197,640,645	$187,351,035	$83,711,575	$198,070,837	$354,552	$197,778,815	$723,284

(1)       Represents the UPB of six and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2017 and December 31, 2016, respectively.

(2)       Represents an average of the beginning and ending UPB of each asset class.

At June 30, 2017, five loans with an aggregate net carrying value of $34.6 million, net of related loan loss reserves of $25.9 million, were classified as non-performing. At December 31, 2016, three fully reserved loans with an aggregate carrying value of $22.9 million were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows:

	June 30, 2017			December 31, 2016
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Hotel	$34,750,000	$34,750,000	$—	$—	$—	$—
Office	20,472,444	—	20,472,444	20,472,444	—	20,472,444
Multifamily	2,601,528	—	2,601,528	680,653	—	680,653
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Retail	990,667	—	990,667
Total	$60,514,639	$34,750,000	$25,764,639	$22,853,097	$—	$22,853,097

At June 30, 2017 and December 31, 2016, we did not have any loans contractually past due 90 days or more that were still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

Three Months Ended June 30, 2017						Six Months Ended June 30, 2017
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Modified Unpaid Principal Balance	Modified Wtd. Avg. Rate of Interest	Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Modified Unpaid Principal Balance	Modified Wtd. Avg. Rate of Interest

Hotel	1	$34,750,000	4.01%	$34,750,000	4.01%	Hotel	1	$34,750,000	4.01%	$34,750,000	4.01%

Three Months Ended June 30, 2016						Six Months Ended June 30, 2016

	—	$—	—	$—	—	Multifamily	1	$14,646,456	5.24%	$14,646,456	5.24%

The loan which was modified during the three and six months ended June 30, 2017 was considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in the second quarter of 2017 and was classified as non-performing as of June 30, 2017. There were no other loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of June 30, 2017 and 2016 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and six months ended June 30, 2017 and 2016. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of June 30, 2017, we had total interest reserves of $27.9 million on 84 loans with an aggregate UPB of $1.17 billion. As of December 31, 2016, we had total interest reserves of $20.4 million on 75 loans with an aggregate UPB of $1.01 billion.

Note 5 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following:

	June 30, 2017	December 31, 2016

Fannie Mae	$200,774,000	$538,189,475
Freddie Mac	156,866,800	124,102,000
FHA	24,125,011	56,247
	381,765,811	662,347,722
Fair value of future MSR	6,273,180	13,145,814
Unearned discount	(684,402)	(2,126,232)
Loans held-for-sale, net	$387,354,589	$673,367,304

Our loans held-for-sale, net are typically sold within 60 days of loan origination. At June 30, 2017 and December 31, 2016, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status. During the three and six months ended June 30, 2017, we sold $1.20 billion and $2.57 billion, respectively, of loans held-for-sale and recorded gains on sales of $17.6 million and $35.7 million, respectively, which are included in gain on sales, including fee-based services, net in the consolidated statements of income.

Note 6 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8-15% (representing a weighted average discount rate of 13%) based on management’s best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.0 years and 6.9 years at June 30, 2017 and December 31, 2016, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

A summary of our capitalized MSR activity is as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$180,945,505	$57,985,663	$238,931,168	$194,800,754	$32,942,232	$227,742,986
Additions	—	19,083,989	19,083,989	—	45,553,635	45,553,635
Amortization	(9,659,698)	(2,168,140)	(11,827,838)	(20,121,484)	(3,594,355)	(23,715,839)
Write-downs and payoffs	(3,096,507)	(7,353)	(3,103,860)	(6,489,970)	(7,353)	(6,497,323)
Balance at end of period	$168,189,300	$74,894,159	$243,083,459	$168,189,300	$74,894,159	$243,083,459

During the three and six months ended June 30, 2017, we recorded $3.1 million and $6.5 million, respectively, of write-offs relating to specific MSRs, primarily due to prepayments of certain loans. During the three and six months ended June 30, 2017, prepayment fees totaling $2.1 million and $4.1 million, respectively, were collected and are included as a component of servicing revenue, net on the consolidated statements of income. As of June 30, 2017 and December 31, 2016, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of the capitalized MSRs recorded as of June 30, 2017 is shown in the table below. Actual amortization may vary from these estimates.

Year	Amortization
2017 (six months ended 12/31/2017)	$23,539,829
2018	44,515,585
2019	39,968,221
2020	33,376,062
2021	26,364,048
2022	20,442,749
Thereafter	54,876,965
Total	$243,083,459

Note 7 — Mortgage Servicing

An analysis of the product and geographic concentrations that impact our servicing revenue is shown in the following tables:

June 30, 2017
Product Concentrations			Geographic Concentrations
		Percent of		Percent of
Product	UPB	Total	State	Total
Fannie Mae	$12,034,573,069	80%	Texas	23%
Freddie Mac	2,458,529,999	16%	North Carolina	10%
FHA	525,943,848	4%	California	9%
Total	$15,019,046,916	100%	New York	8%
			Florida	5%
			Georgia	5%
			Other (1)	40%
			Total	100%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

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

At June 30, 2017 and December 31, 2016, our weighted average servicing fee was 47.4 basis points and 47.8 basis points, respectively. We held cash in escrow for these loans totaling $469.6 million and $401.7 million at June 30, 2017 and December 31, 2016, respectively, which is not reflected in our consolidated balance sheets.  These escrows are maintained in separate accounts at two federally insured depository institutions, which may exceed FDIC insured limits.

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

The following is a summary of the equity securities classified as available-for-sale:

	June 30, 2017
	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

2,939,465 common shares of CV Holdings, Inc	$58,789	$440,922	$499,711

	December 31, 2016

2,939,465 common shares of CV Holdings, Inc	$58,789	$558,499	$617,288

Agency IOs. Through our Agency Business, we originate and sell loans to Freddie Mac under the SBL Program, which are then pooled and securitized. Prior to the Acquisition and upon securitization of SBL Program loans, our Former Manager received Agency IOs under the SBL Program, which we acquired in the Acquisition. We elected the fair value option for the Agency IOs, which requires changes in fair value to be recognized through earnings. We record such gains and losses to gain on sales, including fee-based services, net in the consolidated statements of income. As a result of changes in the Freddie Mac SBL Program in 2016, we do not expect to receive Agency IOs from future securitizations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

A summary of our Agency IOs activity is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Balance at beginning of period	$4,660,820	$4,786,175
Changes in fair value	(58,098)	(183,453)
Balance at end of period	$4,602,722	$4,602,722

The UPB of our Agency IOs was $869.4 million and $904.4 million at June 30, 2017 and December 31, 2016, respectively, which mature between 2035 and 2036. During the three and six months ended June 30, 2017, we recognized $0.3 million and $0.6 million, respectively, of interest income related to these Agency IOs.

Held-to-Maturity

As part of the SBL Program securitizations described above, we are required to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk of the securitization. Prior to 2017, a third party investor agreed to purchase the B Piece of each SBL Program securitization at par.  During the six months ended June 30, 2017, we retained 49%, or $12.1 million face value of a B Piece bond, at a discount, for $7.8 million and sold the remaining 51% to the third party at par. These held-to-maturity securities are carried at cost, net of unamortized discounts and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.50% and have an estimated weighted average maturity of 6.1 years. Approximately $1.8 million is estimated to mature within one year, $5.4 million is estimated to mature after one year through five years, $2.8 million is estimated to mature after five years through ten years and $1.8 million is estimated to mature after ten years.

The following is a summary of the held-to-maturity securities we held at June 30, 2017:

	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value

B Piece bonds	$12,062,041	$8,083,435	$179,063	$8,262,498

We do not intend to sell these investments and it is not more-likely-than-not that we will be required to sell the investments before recovery of its cost basis, which may be at maturity.  These securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  As of June 30, 2017, no impairment was recorded on these held-to-maturity securities. During the three and six months ended June 30, 2017, we recorded interest income of $0.3 million and $0.4 million, respectively, related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 9 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2017	December 31, 2016	June 30, 2017

Arbor Residential Investor LLC	$28,503,797	$28,917,457	$—
West Shore Café	2,095,347	2,050,347	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
JT Prime	425,000	425,000	—
East River Portfolio	73,924	83,222	1,705,938
Lexford Portfolio	100	100	—
Issuers of Junior Subordinated Notes	—	578,000	—
Total	$32,992,895	$33,948,853	$3,393,438

Arbor Residential Investor LLC (“ARI”).  During both the three and six months ended June 30, 2017, we recorded a loss of $0.7 million and, during the three and six months ended June 30, 2016, we recorded income of $3.1 million and $4.6 million, respectively, to (loss) income from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business.

During the six months ended June 30, 2017, we funded $0.6 million of additional mortgage purchases in connection with a joint venture of ours that invests in non-qualified residential mortgages purchased from ARI’s origination platform. During the six months ended June 30, 2017, we received a cash distribution from this joint venture totaling $0.4 million (which were classified as a return of capital). During both the three and six months ended June 30, 2017 we recorded income of less than $0.1 million and during both the three and six months ended June 30, 2016, we recorded income of $0.1 million to (loss) income from equity affiliates in our consolidated statements of income related to this investment.

The summarized statements of operations for our investment in ARI are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Statements of Operations:
Total revenues	$36,295,460	$58,959,781	$75,766,464	$101,889,213
Total expenses	40,815,647	44,856,886	80,017,646	80,864,284
Net (loss) income	$(4,520,187)	$14,102,895	$(4,251,182)	$21,024,929

Arbor’s share of (loss) income	$(699,309)	$3,148,720	$(613,239)	$4,718,296

Lexford Portfolio. In the three and six months ended June 30, 2017, we received distributions of $0.6 million and $1.3 million, respectively, and in the three and six months ended June 30, 2016, we received distributions of $1.2 million and $1.4 million, respectively, from this equity investment which was recognized as income. See Note 19 — Agreements and Transactions with Related Parties for further details.

Issuers of Junior Subordinated Notes.  In the first quarter of 2017, we purchased, at a discount, a portion of our junior subordinated notes. In connection with this extinguishment of debt, we settled our investment in these affiliated entities. See Note 11 — Debt Obligations for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 10 — Real Estate Owned and Held-For-Sale

Our real estate assets at both June 30, 2017 and December 31, 2016 were comprised of a hotel property and an office building.

Real Estate Owned

	June 30, 2017			December 31, 2016
	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,293,651	$4,509,000	$7,802,651	$3,293,651	$4,509,000	$7,802,651
Building and intangible assets	30,580,535	1,889,824	32,470,359	30,473,898	1,563,254	32,037,152
Less: Impairment loss	(13,307,354)	—	(13,307,354)	(11,200,000)	—	(11,200,000)
Less: Accumulated depreciation and amortization	(8,951,624)	(615,472)	(9,567,096)	(8,658,737)	(489,261)	(9,147,998)
Real estate owned, net	$11,615,208	$5,783,352	$17,398,560	$13,908,812	$5,582,993	$19,491,805

For the six months ended June 30, 2017 and 2016, our hotel properties had a weighted average occupancy rate of approximately 57% and 64%, respectively, a weighted average daily rate of approximately $117 and $99, respectively, and weighted average revenue per available room of approximately $67 and $63, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property owned exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million. During the first half of 2017, we received additional market analyses, including discussions with market participants, which resulted in further impairments totaling $2.7 million, of which $1.5 million was recorded in the second quarter of 2017.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

Our real estate assets had restricted cash balances due to escrow requirements totaling $0.5 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively.

Real Estate Held-For-Sale

In the second quarter of 2016, we sold our three multifamily properties for $41.0 million and recognized a gain of $11.0 million and in the first quarter of 2016, we sold one of our hotel properties for $9.7 million and recognized a gain of $0.6 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Revenue:
Property operating income	$1,149,883	$2,845,231
Expenses:
Property operating expenses	932,518	1,994,346
Depreciation	—	334,631
Net income	$217,365	$516,254

There were no properties classified as held-for-sale as of June 30, 2017.

Note 11 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

				June 30, 2017			December 31, 2016
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$150 million repurchase facility	Oct. 2018	N/A	L + 2.25% to 3.50%	$51,497,436	$100,078,033	3.54%	$106,051,080	$183,827,574	3.12%
$100 million repurchase facility	June 2019	N/A	L + 2.00%	2,330,769	6,600,000	3.27%	21,598,322	34,850,000	2.96%
$75 million credit facility	Dec. 2017	N/A	L + 2.125% to 2.50%	12,014,159	28,088,500	3.40%	38,703,886	63,158,500	2.94%
$75 million credit facility	June 2018	N/A	L + 2.00%	10,000,000	32,600,000	3.27%	23,276,773	31,725,000	2.81%
$50 million credit facility	Feb. 2018	Feb. 2019	L + 2.00%	25,000,000	31,250,000	3.27%	46,373,641	58,000,000	2.81%
$50 million credit facility	Sept. 2019	N/A	L + 2.50% to 3.25%	11,464,000	14,360,000	3.78%	7,956,000	9,885,000	4.08%
$10 million credit facility	Mar. 2018	N/A	L + 2.50%	10,000,000	—	3.78%	—	—	—
$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	2,159,902	—	3.21%	2,532,966	—	3.21%
Total				$124,466,266	$212,976,533	3.48%	$246,492,668	$381,446,074	3.02%

Agency Business
$500 million ASAP agreement	N/A	N/A	L + 1.05%	$66,816,225	$66,816,225	2.11%	$142,556,962	$142,556,962	1.65%
$150 million credit facility (2)	Jan. 2018	N/A	L + 1.40%	162,054,775	162,202,811	2.43%	268,530,211	268,571,797	2.05%
$150 million credit facility (3)	Aug. 2017	N/A	L + 1.35%	95,891,187	95,899,000	2.45%	210,009,449	210,138,900	2.05%
$100 million credit facility	June 2018	N/A	L + 1.30%	56,587,000	56,587,000	2.36%	39,047,500	39,047,500	1.95%
Total				$381,349,187	$381,505,036	2.37%	$660,144,122	$660,315,159	1.96%
Consolidated total				$505,815,453	$594,481,569	2.64%	$906,636,790	$1,041,761,233	2.25%

(1)             The debt carrying value for the Structured Business at June 30, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $1.6 million and $1.9 million, respectively. The debt carrying value for the Agency Business at June 30, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $0.2 million and $0.3 million, respectively.

(2)             The committed amount under the facility was temporarily increased to $200.0 million, which expired in April 2017, and again to $225.0 million, which expires in August 2017.

(3)             The committed amount under the facility was temporarily increased to $350.0 million, which expired in February 2017.

Structured Business. We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as noted in the table above.

At June 30, 2017 and December 31, 2016, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, noted in the above table, was 3.48% and 3.02%, respectively. Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 4.34% and 3.42% at June 30, 2017 and December 31, 2016, respectively. The leverage on our loans and investment portfolio financed through our credit facilities and repurchase agreements, excluding the $10.0 million working capital line of credit and the $3.0 million master security agreement used to finance leasehold improvements at our corporate office, was 53% and 64% at June 30, 2017 and December 31, 2016, respectively.

In June 2017, we replaced a $100.0 million credit facility with a $100.0 million repurchase facility with the same institution which matures in June 2019 and bears interest at 200 basis points over LIBOR, representing a 15 basis point rate decrease. The facility has a maximum advance rate of 75%.

In June 2017, we extended the maturity date of our $75.0 million credit facility that bears interest at a rate of 200 basis points over LIBOR to June 2018.

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

In July 2017, we amended one of our $150.0 million credit facilities to provide a short term extension of the maturity date to August 2017 and reduce the interest rate 5 basis points to 135 basis points over LIBOR. We are currently in negotiations to renew this facility.

In June 2017, we amended our $100.0 million credit facility to extend the maturity date to June 2018 and reduced the interest rate 5 basis points to 130 basis points over LIBOR. The amended agreement also provided us with the option of temporarily increasing the committed amount to $250.0 million subject to prior written notice. In July 2017, we exercised our option and increased the committed amount to $250.0 million, which expires in February 2018.

We have a $30.0 million letter of credit facility pursuant to which letters of credit have been issued to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL Program. The letter of credit facility bears interest at a fixed rate of 3.00%, matures in October 2018 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a sublimit of $5.0 million pertaining to a letter of credit securing an obligation under the Freddie Mac SBL Program. At June 30, 2017, the letters of credit outstanding include $25.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL Program.

Collateralized Loan Obligations (“CLOs”)

The following table outlines borrowings and the corresponding collateral under our CLOs:

			Collateral (2)
	Debt		Loans		Cash
June 30, 2017	Face Value	Carrying Value (1)	Unpaid Principal	Carrying Value	Restricted Cash (3)

CLO VII	$279,000,000	$274,743,432	$359,997,643	$358,381,034	$2,358

CLO VI	250,250,000	246,947,055	238,990,000	238,245,453	86,010,000

CLO V	267,750,000	265,410,307	296,242,921	295,440,178	53,757,079

CLO IV	219,000,000	217,715,107	266,570,125	265,481,346	29,462,875

Total CLOs	$1,016,000,000	$1,004,815,901	$1,161,800,689	$1,157,548,011	$169,232,312

December 31, 2016

CLO VI	$250,250,000	$246,442,883	$324,569,105	$323,350,928	$430,895

CLO V	267,750,000	264,864,114	344,679,286	343,747,570	5,320,715

CLO IV	219,000,000	217,134,112	291,319,123	290,429,019	8,680,878

Total CLOs	$737,000,000	$728,441,109	$960,567,514	$957,527,517	$14,432,488

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

(1)             Debt carrying value is net of $11.2 million and $8.6 million of deferred financing fees at June 30, 2017 and December 31, 2016, respectively.

(2)             As of June 30, 2017 and December 31, 2016, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(3)             Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO VII — In April 2017, we completed a collateralized securitization vehicle (“CLO VII”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $279.0 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $296.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $63.8 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized prior to the end of the second quarter of 2017 resulting in the issuer owning loan obligations with a face value of $360.0 million.  We retained a residual interest in the portfolio with a notional amount of $81.0 million.  The notes had an initial weighted average interest rate of 1.99% plus one-month LIBOR and interest payments on the notes are payable monthly. The weighted average note rate was 3.26% at June 30, 2017.

CLO VI — Issued three investment grade tranches in August 2016 with a replacement period through September 2019 and a stated maturity date in September 2026.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.76% and 3.30% at June 30, 2017 and December 31, 2016, respectively.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.71% and 3.26% at June 30, 2017 and December 31, 2016, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 3.52% and 3.06% at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the aggregate weighted average note rate for our CLOs was 3.56% and 3.21%, respectively.  Including certain fees and costs, the weighted average note rate was 4.08% and 3.71% at June 30, 2017 and December 31, 2016, respectively.

We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

The debt carrying value of our senior unsecured notes at June 30, 2017 and December 31, 2016 were $94.9 million and $94.5 million, respectively, which were net of $3.0 million and $3.3 million, respectively, of deferred financing fees. The notes are due in 2021; however, they became eligible for redemption by us on May 16, 2017.  Including certain fees and costs, the weighted average note rate was 8.15% and 8.15% at June 30, 2017 and December 31, 2016, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

The notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement. The initial conversion rate was 119.3033 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $8.38 per share of common stock. At June 30, 3017 and March 31, 2017, the notes had a conversion rate of 119.7493 and 119.4572 shares of common stock, respectively, per $1,000 principal amount of notes, which represented a conversion price of $8.35 and $8.37 per share of common stock, respectively.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate of 7.50% at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.25 years and 2.75 years at June 30, 2017 and December 31, 2016, respectively.

The principal balance, unamortized discount and net carrying value of the liability and equity components of the notes were as follows:

	Liability				Equity
	Component				Component
Period	Principal Balance	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value

June 30, 2017	$100,000,000	$2,035,654	$3,160,585	$94,803,761	$2,531,926

December 31, 2016	$86,250,000	$2,119,436	$3,470,526	$80,660,038	$2,178,647

During the three months ended June 30, 2017, we incurred total interest expense on the notes of $2.2 million, of which $1.6 million, $0.4 million and $0.2 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. During the six months ended June 30, 2017, we incurred total interest expense on the notes of $4.3 million, of which $3.2 million, $0.7 million and $0.4 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our total cost of the notes is 8.64% per annum.

The average price of our common stock during the three months ended June 30, 2017 exceeded the conversion price, as calculated in accordance with the terms of the indenture. Therefore, the notes impacted our diluted earnings per share for the three months ended June 30, 2017. The diluted earnings per share were not impacted for any other periods presented. See Note 18 — Equity for further details.

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.2 million and $157.9 million at June 30, 2017 and December 31, 2016, respectively, which is net of a deferred amount of $12.8 million and $14.9 million, respectively, (which is being amortized into interest expense over the life of the notes) and $2.3 million and $3.1 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR. The current weighted average note rate was 4.13% and 3.82% at June 30, 2017 and December 31, 2016, respectively.  Including certain fees and costs, the weighted average note rate was 4.25% and 3.94% at June 30, 2017 and December 31, 2016, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Related Party Financing

In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. At both June 30, 2017 and December 31, 2016, the outstanding principal balance was $50.0 million and, during the three and six months ended June 30, 2017, we recorded interest expense of $1.0 million and $1.9 million, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at June 30, 2017.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of June 30, 2017, as well as on the most recent determination dates in July 2017.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

A summary of our CLO compliance tests as of the most recent determination dates in July 2017 is as follows:

Cash Flow Triggers	CLO IV	CLO V	CLO VI	CLO VII

Overcollateralization (1)

Current	136.99%	130.72%	129.87%	129.03%

Limit	135.99%	129.72%	128.87%	128.03%

Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	231.81%	215.25%	246.61%	246.66%

Limit	120.00%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass

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

June 30, 2017

recovery rate which is determined by the rating agencies.  Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination (1)	CLO IV	CLO V	CLO VI	CLO VII
July 2017	136.99%	130.72%	129.87%	129.03%
April 2017	136.99%	130.72%	129.87%	—
January 2017	136.99%	130.72%	129.87%	—
October 2016	136.99%	130.72%	129.87%	—
July 2016	136.99%	130.72%	—	—

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

Note 12 — Allowance for Loss-Sharing Obligations

A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning balance	$32,219,490	$32,407,554
Provisions for loss sharing	532,185	2,211,570
Charge-offs, net	45,731	(1,821,718)
Ending balance	$32,797,406	$32,797,406

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both June 30, 2017 and December 31, 2016, we had outstanding advances of $0.3 million, which were netted against the allowance for loss-sharing obligations.

At June 30, 2017 and December 31, 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.18 billion and $2.04 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 13 — Derivative Financial Instruments

Structured Business. During the first quarter of 2017, our remaining two qualifying LIBOR cap hedges, with a notional value of $55.6 million, and our remaining two qualifying interest rate swap cash flow hedges, with a notional value of $41.5 million, matured. We entered into the LIBOR cap hedges due to certain CLO agreements requiring a LIBOR cap of 2% and 3% and we entered into the interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2017, the Structured Business did not have any derivative financial instruments. At December 31, 2016, the fair value of our LIBOR cap hedges and interest rate swaps was less than $0.1 million and $(0.2) million, respectively.

The following table presents the effect of our qualifying derivative financial instruments on the statements of income (dollars in thousands):

	Loss Recognized In Other Comprehensive Income (Loss) (Effective Portion) For the Six Months Ended June 30,		Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Effective Portion) For the Six Months Ended June 30,
Derivative	2017	2016	2017	2016
Interest Rate Swaps/Cap	$—	$262	$(237)	$(2,696)

As of December 31, 2016, the cumulative amount of other comprehensive income (loss) related to net unrealized losses on derivatives designated as qualifying hedges were deminimus.

Agency Business. The following is a summary of our non-qualifying derivative financial instruments held by our Agency Business:

	June 30, 2017
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	7	$98,720,000	Other Assets/Other Liabilities	$1,419,530	$(749,384)
Forward Sale Commitments	83	480,485,811	Other Assets/Other Liabilities	751,499	(2,051,991)
		$579,205,811		$2,171,029	$(2,801,375)

	December 31, 2016

Rate Lock Commitments	12	$156,685,400	Other Assets/Other Liabilities	$2,816,132	$(764,429)
Forward Sale Commitments	105	819,033,129	Other Assets/Other Liabilities	2,798,858	(1,535,150)
		$975,718,529		$5,614,990	$(2,299,579)

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

June 30, 2017

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2017, we recorded $1.6 million and $2.5 million, respectively, of net losses from changes in the fair value of these derivatives in other income, net and $17.3 million and $37.3 million, respectively, of income from MSRs. See Note 14 — Fair Value for further details.

Note 14 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	June 30, 2017			December 31, 2016
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,892,057,987	$1,798,865,292	$1,857,113,983	$1,790,159,966	$1,695,732,351	$1,749,130,232
Loans held-for-sale, net	388,038,991	387,354,589	394,071,790	675,493,536	673,367,304	683,833,449
Capitalized mortgage servicing rights, net	n/a	243,083,459	280,963,245	n/a	227,742,986	245,455,881
Available-for-sale securities	58,789	5,102,433	5,102,433	58,789	5,403,463	5,403,463
Securities held-to-maturity	12,062,041	8,083,435	8,262,498	—	—	—
Derivative financial instuments	112,523,772	2,171,029	2,171,029	550,117,700	5,614,990	5,614,990

Financial liabilities:
Credit and repurchase facilities	$507,575,757	$505,815,453	$507,128,804	$908,680,198	$906,636,790	$907,882,886
Collateralized loan obligations	1,016,000,000	1,004,815,901	1,015,090,600	737,000,000	728,441,109	728,642,500
Senior unsecured notes	97,860,025	94,897,231	99,621,505	97,860,025	94,521,566	99,034,345
Convertible senior unsecured notes, net	100,000,000	94,803,761	106,375,000	86,250,000	80,660,038	86,586,375
Junior subordinated notes	154,336,000	139,248,112	93,459,527	175,858,000	157,858,555	105,649,537
Related party financing	50,000,000	50,000,000	53,228,305	50,000,000	50,000,000	55,119,744
Derivative financial instruments	466,682,039	2,801,375	2,801,375	522,650,829	2,451,422	2,451,422

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

June 30, 2017

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

Securities held-to-maturity. Fair values are approximated using Level 3 inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

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

Credit facilities and repurchase agreements.  The fair values of credit facilities and repurchase agreements for the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate the carrying values reported in the balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Collateralized loan obligations, junior subordinated notes and related party financing.  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Senior unsecured notes.  Fair values are estimated at Level 1 based on current market quotes received from active markets.

Convertible senior unsecured notes, net. Fair values are estimated at Level 2 based on current market quotes received from inactive markets.

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of June 30, 2017:

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$5,102,433	$5,102,433	$499,711	$—	$4,602,722
Derivative financial instruments	2,171,029	2,171,029	—	751,499	1,419,530

Financial liabilities:
Derivative financial instruments	$2,801,375	$2,801,375	$—	$2,801,375	$—

See Note 8 — Securities for a roll-forward of our available-for-sale securities fair valued using Level 3 inputs.

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair values of these financial and non-financial assets were determined using the following input levels as of June 30, 2017:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$103,515,085	$103,515,085	$—	$—	$103,515,085

Non-financial assets:
Long-lived assets (2)	$11,615,208	$11,615,208	$—	$—	$11,615,208

(1)             We had an allowance for loan losses of $81.3 million relating to six loans with an aggregate carrying value, before loan loss reserves, of $184.8 million at June 30, 2017.

(2)             During the second quarter of 2016, we determined that a real estate owned hotel property exhibited indicators of impairment and an impairment analysis was performed, which resulted in an impairment loss of $11.2 million. During the first half of 2017, we received additional market analyses which resulted in a further impairment loss of $2.7 million, of which $1.5 million was recorded in the second quarter of 2017.

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

June 30, 2017

require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.  The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

Long-lived assets:  We review our real estate owned assets when events or circumstances change indicating that the carrying amount of an asset may not be recoverable. In the evaluation of a real estate owned asset for impairment, many factors are considered, including estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. We first compare the undiscounted cash flows to be generated by the asset to the carrying value of such asset. If the undiscounted cash flows are less than the carrying value, we recognize impairment based on discounted cash flows.

Quantitative information about Level 3 fair value measurements at June 30, 2017 were as follows:

	Fair Value	Valuation Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans (1):
			Discount rate	11.00%
Office	$797,000	Discounted cash flows	Capitalization rate	8.10%
			Revenue growth rate	2.50%

			Discount rate	15.00%
Land	71,668,085	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.00%
Hotel	31,050,000	Discounted cash flows	Capitalization rate	7.00%
			Revenue growth rate	3.30%

Derivative financial instruments:
Rate lock commitments	1,419,530	Discounted cash flows	W/A discount rate	12.95%

Non-financial assets:
Long-lived assets:
			Discount rate	11.75%
Hotel	11,615,208	Discounted cash flows	Capitalization rate	9.75%
			Revenue growth rate	3.50%
			Hold period	3 years

(1)       Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Derivative assets and liabilities, net
Balance at beginning of period	$381,473	$2,816,132
Settlements	(16,216,002)	(35,864,869)
Realized gains recorded in earnings	15,834,529	33,048,737
Unrealized gains recorded in earnings	1,419,530	1,419,530
Balance at end of period	$1,419,530	$1,419,530

The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale.

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
June 30, 2017
Rate lock commitments	$98,720,000	$1,419,530	$(749,384)	$670,146
Forward sale commitments	480,485,811	—	749,384	749,384
Loans held-for-sale, net (1)	381,765,811	6,273,180	—	6,273,180
Total		$7,692,710	$—	$7,692,710

(1)       Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from mortgage servicing rights.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of June 30, 2017:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,798,865,292	$1,857,113,983	$—	$—	$1,857,113,983
Loans held-for-sale, net	387,354,589	394,071,790	—	387,798,610	6,273,180
Capitalized mortgage servicing rights, net	243,083,459	280,963,245	—	—	280,963,245
Securities held-to-maturity	8,083,435	8,262,498	—	—	8,262,498

Financial liabilities:
Credit and repurchase facilities	$505,815,453	$507,128,804	$—	$381,349,187	$125,779,617
Collateralized loan obligations	1,004,815,901	1,015,090,600	—	—	1,015,090,600
Senior unsecured notes	94,897,231	99,621,505	99,621,505	—	—
Convertible senior unsecured notes, net	94,803,761	106,375,000	—	106,375,000	—
Junior subordinated notes	139,248,112	93,459,527	—	—	93,459,527
Related party financing	50,000,000	53,228,305	—	—	53,228,305

Note 15 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $444.2 million for the remainder of 2017, $364.8 million in 2018, $369.1 million in 2019, $365.9 million in 2020, $228.7 million in 2021 and $154.3 million thereafter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

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

As of June 30, 2017, we were required to maintain at least $11.9 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae.  The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans.  As of June 30, 2017, we met the restricted liquidity requirement with a $25.0 million letter of credit and $15.6 million of cash collateral.

As of June 30, 2017, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $26.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements.  As of June 30, 2017, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL Program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL Program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At June 30, 2017, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

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

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $73.8 million as of June 30, 2017 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Litigation. We currently are neither subject to any material litigation nor, to our knowledge, are any material litigation currently threatened against us other than the following:

In June 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) that have emerged from bankruptcy.  Two of the lawsuits were filed in the U.S. Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants.  The New York State Court action has been removed to the Bankruptcy Court.  Our affiliates filed a motion to dismiss the three lawsuits.

The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital.  Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc.  The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, ACM and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants.  These two actions were commenced by substantially identical complaints.  The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent.  These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time.  We are defending these two defendants and paying the costs of such defense.  On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named ACM and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

In June 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  The bankruptcy court granted the motion and the amended complaint has been filed.  The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.  During a status conference held in March 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling. Subsequent to that hearing, a new judge was assigned to the case and, in November 2016, the new judge entered an order directing the parties to file supplemental briefs addressing new cases decided since the last round of briefing. Oral arguments regarding the motion to dismiss were heard at a hearing held in January 2017. The Court reserved decision at that hearing.

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

June 30, 2017

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

The assets and liabilities related to these consolidated CLOs are as follows:

	June 30, 2017	December 31, 2016

Assets:
Restricted cash	$171,043,974	$15,542,304
Loans and investments, net	1,157,548,012	957,527,492
Due from related party	4,372,962	—
Other assets	8,791,097	6,982,452
Total assets	$1,341,756,045	$980,052,248

Liabilities:
Collateralized loan obligations	$1,004,815,901	$728,441,109
Other liabilities	1,827,975	1,645,426
Total liabilities	$1,006,643,876	$730,086,535

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  See Note 11 — Debt Obligations for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 17 VIEs in which we have a variable interest as of June 30, 2017 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2017:

Type	Carrying Amount (1)
Loans	$261,881,464
Agency IOs	4,602,722
Equity investments	2,095,447
Total	$268,579,633

(1) Represents the carrying amount of loans and investments before reserves.  At June 30, 2017, $148.3 million of loans to VIEs had corresponding loan loss reserves of $75.9 million.  See Note 4 — Loans and Investments for further details. In addition, the maximum exposure to loss as of June 30, 2017 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $1.44 billion at June 30, 2017.

Note 17 — Equity

Preferred Stock. The Series A, B and C preferred stock may not be redeemed by us before February 2018, May 2018 and February 2019, respectively.

Common Stock. In May 2017, we completed a public offering in which we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million after deducting the underwriting discount and other offering expenses. We used $25.0 million of the proceeds to exercise our option to fully internalize our management team and terminate the existing management agreement with our Former Manager and the remaining amount was used to make investments and for general corporate purposes.

As of June 30, 2017, there were 7,500,000 common shares available under an “At-The-Market” equity offering with JMP Securities LLC.

As of June 30, 2017, we had $323.5 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in July 2016.

Accumulated Other Comprehensive Income. At June 30, 2017, accumulated other comprehensive income was $0.4 million and represents an unrealized gain related to available-for-sale securities. At December 31, 2016, accumulated other comprehensive income was $0.3 million and consisted of a $0.6 million unrealized gain related to available-for-sale securities, partially offset by $0.2 million of net unrealized losses on derivatives designated as cash flow hedges and less than $0.1 million of net deferred losses on terminated interest swaps.

See Note 13 — Derivative Financial Instruments for the reclassifications out of accumulated other comprehensive income and into earnings.

Noncontrolling Interest.  Noncontrolling interest relates to the 21,230,769 OP Units issued to ACM to satisfy a portion of the Acquisition purchase price. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 25.7% of the voting power of our outstanding stock at June 30, 2017. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Distributions. The following table presents dividends declared (on a per share basis) during the six months ended June 30, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)             The dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017 and the dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On August 2, 2017, the Board of Directors declared a cash dividend of $0.18 per share of common stock.  The dividend is payable on August 31, 2017 to common stockholders of record as of the close of business on August 16, 2017.

Preferred Stock — On August 2, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2017 through August 31, 2017 and are payable on August 31, 2017 to preferred stockholders of record on August 15, 2017.

Deferred Compensation.  In March 2017, we issued 299,750 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the “2014 Plan”) to certain employees of ours and our Former Manager with a total grant date fair value of $2.4 million and recorded $0.4 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income.  One third of the shares vested as of the date of grant, one third will vest in March 2018, and the remaining third will vest in March 2019.  In connection with the full integration of our management team and termination of the existing management contract, effective May 31, 2017, all stock compensation previously granted to employees that transferred from our Former Manager (non-employees prior to May 31, 2017) will be recorded to employee compensation and benefits based on the remeasured fair value on May 31, 2017 over the remaining requisite service period. In March 2017, we also issued 74,375 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.6 million to selling and administrative expense in our consolidated statements of income.

We entered into an amended and restated annual incentive agreement (the “2017 annual incentive agreement”) with our chief executive officer, effective January 1, 2017. The chief executive officer’s annual cash bonus and value of his annual long-term equity awards under the 2017 annual incentive agreement each increased 10% as a result of the Company meeting the equity capitalization growth goals in his previous incentive agreement. In addition, the chief executive officer is also eligible to receive a $3.0 million performance-based award of restricted stock annually for five years subject to meeting certain goals related to the integration of the Acquisition. Each $3.0 million award vests in full three years after the grant date and is subject to the chief executive officer’s continued employment. In August 2017, we granted our chief executive officer 357,569 shares of performance-based restricted stock as a result of the Company meeting the goals related to the integration of the Acquisition. All other terms of the 2017 incentive agreement are consistent with the chief executive officer’s previous incentive agreement.

During the first quarter of 2017, we issued 74,830 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.6 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Our chief executive officer was also granted up to 448,980 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.0 million and we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer, OP Units issued in connection with the Acquisition and convertible senior unsecured notes.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$11,929,438	$11,929,438	$10,238,448	$10,238,448
Net income attributable to noncontrolling interest (2)	—	4,493,627	—	—
Net income attributable to common stockholders and nocontrolling interest	$11,929,438	$16,423,065	$10,238,448	$10,238,448

Weighted average shares outstanding	56,652,334	56,652,334	51,381,405	51,381,405
Dilutive effect of OP Units (2)	—	21,230,769	—	—
Dilutive effect of restricted stock units (3)	—	1,088,108	—	360,546
Dilutive effect of convertible senior unsecurred notes (4)	—	93,292	—	—
Weighted average shares outstanding	56,652,334	79,064,503	51,381,405	51,741,951

Net income per common share (1)	$0.21	$0.21	$0.20	$0.20

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016

Net income attributable to common stockholders (1)	$27,543,112	$27,543,112	$11,373,344	$11,373,344
Net income attributable to noncontrolling interest (2)	—	10,935,231	—	—
Net income attributable to common stockholders and nocontrolling interest	$27,543,112	$38,478,343	$11,373,344	$11,373,344

Weighted average shares outstanding	54,071,085	54,071,085	51,213,312	51,213,312
Dilutive effect of OP Units (2)	—	21,230,769	—	—
Dilutive effect of restricted stock units (3)	—	1,063,264	—	205,227
Weighted average shares outstanding	54,071,085	76,365,118	51,213,312	51,418,539

Net income per common share (1)	$0.51	$0.50	$0.22	$0.22

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

(4)             The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

The Agency Business is operated through our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes.  In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. In the three and six months ended June 30, 2017, we recorded a tax provision of $3.4 million and $9.5 million, respectively. The provision recorded in the three months ended June 30, 2017 consisted of a current provision of $4.3 million and a deferred benefit of $0.9 million. The provision recorded in the six months ended June 30, 2017 consisted of a current provision of $8.6 million and a deferred provision of $0.9 million. For the year ended December 31, 2016, we recorded a tax provision of $0.8 million. The significant increase in the tax provision for 2017 to date compared to 2016 is due to the utilization of available net operating loss carryforwards during 2016 as well as the growth of our Agency Business during 2017.

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

Note 19 — Agreements and Transactions with Related Parties

Management Agreement. Prior to May 31, 2017, we, ARLP and Arbor Realty SR, Inc. had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for further details.

The following table sets forth our base management fees and incentive fees incurred prior to the full internalization of our management team and termination of the existing management agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Management Fees:	2017	2016	2017	2016
Base	$2,673,260	$2,850,000	$6,673,260	$5,550,000
Incentive	—	—	—	—
Total management fee	$2,673,260	$2,850,000	$6,673,260	$5,550,000

We have entered into a shared services agreement with our Former Manager where we will provide limited support services to our Former Manager and our Former Manager will reimburse us for the costs of performing such services. During the three and six months ended June 30, 2017, we have incurred $0.1 million of costs for services provided to our Former Manager which are included in due from related party on the consolidated balance sheet.

Other Related Party Transactions. Due from related party was $5.6 million and $1.5 million at June 30, 2017 and December 31, 2016, respectively, and consisted primarily of payoffs to be remitted and escrows held by our affiliated servicing operations related to real estate transactions.

Due to related party was $1.5 million at June 30, 2017 and consisted primarily of holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions. Due to related party was $6.0 million at December 31, 2016 and consisted primarily of base management fees due to our Former Manager that we remitted in the following quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Related party financing was $50.0 million at both June 30, 2017 and December 31, 2016 and represents a preferred equity interest financing agreement we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense of $1.0 million and $1.9 million in the three and six months ended June 30, 2017, respectively, from this debt. See Note 11 — Debt Obligations for further details.

In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned by a consortium of investors, including an immediate family member of Mr. Kaufman, who owns an interest of approximately 17.2% in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 40% of the original UPB.

In March 2017, a consortium of investors, including Mr. Kaufman and our Former Manager, invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in November 2016. The outstanding bridge loans have an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.50% and mature in November 2018. Interest income recorded from these loans totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

In January 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2017. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB.  Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase.

In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Former Manager, who together own interests ranging from approximately 7.8% to 9.0% in the borrowing entities.  The loans have an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and mature in September 2019.  Interest income recorded from these loans totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  The preferred equity investment has a fixed interest rate of 10% and matures in November 2017.  Interest income recorded from these loans totaled $0.3 million for both the three months ended June 30, 2017 and 2016 and $0.6 million for both the six months ended June 30, 2017 and 2016.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and matures in January 2019.  Interest income recorded from this loan totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50%, with a LIBOR floor of 0.25%, and matures in November 2018, with two one-year extension options.  Interest income recorded from this loan totaled $0.1 million for both the three months ended June 30, 2017 and 2016 and $0.2 million for both the six months ended June 30, 2017 and 2016.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and mature in October 2017.  Interest income recorded from these loans totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Former Manager. The loan bears interest at a fixed rate of 12.5% and matures in April 2025. Interest income recorded from this loan totaled $0.1 million for both the three months ended June 30, 2017 and 2016 and $0.2 million for both the six months ended June 30, 2017 and 2016.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Former Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan had an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and was to mature in April 2018.  The loan was repaid in full during the fourth quarter of 2016. Interest income recorded from this loan totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date in February 2018.  To accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest an additional $2.0 million preferred equity investment that is generally subordinate to ours.  During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors.  Interest income recorded from this loan totaled $0.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

In 2015, we invested $9.6 million for 50% of our Former Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform (which $0.6 million was funded in the six months ended June 30, 2017) and we received cash distributions totaling $13.5 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.4 million was received in the six months ended June 30, 2017). We recorded a loss from these investments of $0.7 million and $0.6 million during the three and six months ended June 30, 2017, respectively, and income of $3.2 million and $4.7 million during the three and six months ended June 30, 2016, respectively.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors. The remaining loan was extended as of right to September 2017.  Interest income recorded from these loans totaled less than $0.1 million for both the three months ended June 30, 2017 and 2016 and $0.1 million for both the six months ended June 30, 2017 and 2016.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date extended to August 2017.  In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity date extended to August 2017. Interest income recorded from these loans totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

In 2014, our Former Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%.  During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Former

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Manager and the $14.6 million first mortgage was extended to March 2018.  Interest income recorded from these loans totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments and our direct equity investment were repaid in full by the third quarter of 2015. As a result of the direct equity investment, we received distributions totaling $0.6 million and $1.3 million during the three and six months ended June 30, 2017, respectively, and $1.2 million and $1.4 million during the three and six months ended June 30, 2016, respectively, which were recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At June 30, 2017, this debt had an aggregate outstanding balance of $846.6 million and is scheduled to mature between 2017 and 2025.

Several of our executives, including our chief financial officer, general counsel and Mr. Kaufman, our chairman, chief executive officer and president, hold similar positions for our Former Manager. Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Former Manager and certain of our employees and directors also hold an ownership interest in our Former Manager. Furthermore, one of our directors serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Former Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Former Manager. Our Former Manager holds 5,349,053 shares of our common stock, and upon the closing of the Acquisition in July 2016, was issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares, which, in total, represents approximately 32.2% of the voting power of our outstanding stock.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Former Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 20 — Segment Information

As a result of the Acquisition, we evaluate our results from operations from two business segments — our Structured Business and our Agency Business.  See Note 1 — Description of Business for a detailed description of each segment.

The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables. Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees (through May 31, 2017 — effective date of the full internalization of our management team and termination of the existing management agreement with our Former Manager) and stock-based compensation. All amounts are before amounts allocated to noncontrolling interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

	Three Months Ended June 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$29,917,559	$4,550,715	$—	$34,468,274
Interest expense	16,712,261	2,737,302	961,823	20,411,386
Net interest income	13,205,298	1,813,413	(961,823)	14,056,888
Other revenue:
Gain on sales, including fee-based services, net	—	18,830,042	—	18,830,042
Mortgage servicing rights	—	17,254,059	—	17,254,059
Servicing revenue	—	18,436,985	—	18,436,985
Amortization of MSRs	—	(11,827,838)	—	(11,827,838)
Property operating income	2,863,259	—	—	2,863,259
Other income, net	730,879	(1,552,131)	—	(821,252)
Total other revenue	3,594,138	41,141,117	—	44,735,255
Other expenses:
Employee compensation and benefits	4,066,972	17,757,712	—	21,824,684
Selling and administrative	2,897,495	4,937,432	—	7,834,927
Property operating expenses	2,621,922	—	—	2,621,922
Depreciation and amortization	415,272	1,400,454	—	1,815,726
Impairment loss on real estate owned	1,500,000	—	—	1,500,000
Provision for loss sharing	—	532,185	—	532,185
Provision for loan losses (net of recoveries)	(1,760,000)	—	—	(1,760,000)
Management fee - related party	1,284,048	1,389,212	—	2,673,260
Total other expenses	11,025,709	26,016,995	—	37,042,704
Income before loss from equity affiliates and provision for income taxes	5,773,727	16,937,535	(961,823)	21,749,439
Loss from equity affiliates	(2,944)	—	—	(2,944)
Provision for income taxes	—	(3,435,000)	—	(3,435,000)
Net income	5,770,783	13,502,535	(961,823)	18,311,495
Preferred stock dividends	1,888,430	—	—	1,888,430
Net income attributable to noncontrolling interest	—	—	4,493,627	4,493,627
Net income attributable to common stockholders	$3,882,353	$13,502,535	$(5,455,450)	$11,929,438

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

	Six Months Ended June 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$58,426,276	$9,567,014	$—	$67,993,290
Interest expense	31,953,283	5,971,295	1,923,646	39,848,224
Net interest income	26,472,993	3,595,719	(1,923,646)	28,145,066
Other revenue:
Gain on sales, including fee-based services, net	—	38,000,898	—	38,000,898
Mortgage servicing rights	—	37,284,399	—	37,284,399
Servicing revenue	—	35,118,629	—	35,118,629
Amortization of MSRs	—	(23,715,839)	—	(23,715,839)
Property operating income	6,086,463	—	—	6,086,463
Other income, net	841,606	(2,549,155)	—	(1,707,549)
Total other revenue	6,928,069	84,138,932	—	91,067,001
Other expenses:
Employee compensation and benefits	7,899,372	33,766,776	—	41,666,148
Selling and administrative	5,979,201	9,549,613	—	15,528,814
Property operating expenses	5,259,826	—	—	5,259,826
Depreciation and amortization	912,067	2,800,908	—	3,712,975
Impairment loss on real estate owned	2,700,000	—	—	2,700,000
Provision for loss sharing	—	2,211,570	—	2,211,570
Provision for loan losses (net of recoveries)	(2,455,653)	—	—	(2,455,653)
Management fee - related party	3,258,772	3,414,488	—	6,673,260
Total other expenses	23,553,585	51,743,355	—	75,296,940
Income before gain on extinguishment of debt, income from equity affiliates and provision for income taxes	9,847,477	35,991,296	(1,923,646)	43,915,127
Gain on extinguishment of debt	7,116,243	—	—	7,116,243
Income from equity affiliates	759,833	—	—	759,833
Provision for income taxes	—	(9,536,000)	—	(9,536,000)
Net income	17,723,553	26,455,296	(1,923,646)	42,255,203
Preferred stock dividends	3,776,860	—	—	3,776,860
Net income attributable to noncontrolling interest	—	—	10,935,231	10,935,231
Net income attributable to common stockholders	$13,946,693	$26,455,296	$(12,858,877)	$27,543,112

(1)             Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holder.

The comparable summarized statements of income for the three and six months ended June 30, 2016 were not provided since we operated as a single business segment in those periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

	June 30, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$58,875,741	$21,883,648	$—	$80,759,389
Restricted cash	171,592,585	15,646,921	—	187,239,506
Loans and investments, net	1,798,865,292	—	—	1,798,865,292
Loans held-for-sale, net	—	387,354,589	—	387,354,589
Capitalized mortgage servicing rights, net	—	243,083,459	—	243,083,459
Investments in equity affiliates	32,992,895	—	—	32,992,895
Goodwill and other intangible assets	12,500,000	107,188,979	—	119,688,979
Other assets	61,675,038	23,786,221	—	85,461,259
Total assets	$2,136,501,551	$798,943,817	$—	$2,935,445,368

Liabilities:
Debt obligations	$1,458,231,271	$381,349,187	$50,000,000	$1,889,580,458
Allowance for loss-sharing obligations	—	32,797,406	—	32,797,406
Other liabilities	136,880,296	37,115,558	1,090,052	175,085,906
Total liabilities	$1,595,111,567	$451,262,151	$51,090,052	$2,097,463,770

	December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$103,156,034	$35,489,396	$—	$138,645,430
Restricted cash	16,230,051	13,084,878	—	29,314,929
Loans and investments, net	1,695,732,351	—	—	1,695,732,351
Loans held-for-sale, net	—	673,367,304	—	673,367,304
Capitalized mortgage servicing rights, net	—	227,742,986	—	227,742,986
Investments in equity affiliates	33,948,853	—	—	33,948,853
Goodwill and other intangible assets	—	97,489,884	—	97,489,884
Other assets	63,350,947	11,193,562	—	74,544,509
Total assets	$1,912,418,236	$1,058,368,010	$—	$2,970,786,246

Liabilities:
Debt obligations	$1,307,973,936	$660,144,122	$50,000,000	$2,018,118,058
Allowance for loss-sharing obligations	—	32,407,554	—	32,407,554
Other liabilities	133,788,359	38,216,483	1,217,864	173,222,706
Total liabilities	$1,441,762,295	$730,768,159	$51,217,864	$2,223,748,318

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Origination Data:
Structured Business
New loan originations	$437,915,000	$170,123,000	$583,832,885	$388,368,000
Loan payoffs / paydowns	263,558,000	215,481,000	453,966,741	300,086,514

Agency Business
Origination Volumes by Investor:
Fannie Mae	$669,896,800		$1,566,446,025
Freddie Mac	317,489,800		552,522,200
FHA	32,878,369		170,813,697
CMBS/Conduit	—		21,370,000
Total	$1,020,264,969		$2,311,151,922

Total loan commitment volume	$1,101,242,969		$2,253,186,522

Loan Sales Data:
Agency Business
Fannie Mae	$830,514,772	$1,903,861,500
Freddie Mac	309,508,580	519,746,837
FHA	64,329,604	124,224,692
CMBS/Conduit	—	21,370,000
Total	$1,204,352,956	$2,569,203,029

Sales margin (fee-based services as a % of loan sales)	1.56%	1.48%
MSR rate (MSR income as a % of loan commitments)	1.57%	1.65%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

	June 30, 2017
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$12,034,573,069	53.8	7.1
Freddie Mac	2,458,529,999	22.6	10.9
FHA	525,943,848	16.9	20.0
Total	$15,019,046,916	47.4	8.1

	December 31, 2016
Fannie Mae	$11,181,152,400	53.4	6.6
Freddie Mac	1,953,244,541	22.3	10.5
FHA	420,688,577	14.4	19.2
Total	$13,555,085,518	47.8	7.6

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We were previously externally managed and advised by ACM and, on May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 1 — Description of Business for additional details about our business segments and Note 3 — Acquisition of Our Former Manager’s Agency Platform for details about the Acquisition and termination of the management agreement. We organize and conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

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

Fees and other revenue recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs. Revenue recognized from the origination and sale of mortgage loans consists of gains on sale of loans (net of any direct loan origination costs incurred), commitment fees, broker fees, loan assumption fees and loan origination fees. These gains and fees are collectively referred to as gain on sales, including fee-based services, net. We record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans, net of amortization on the MSR assets recorded.  These origination, selling and servicing fees and other revenue began in the third quarter of 2016 as a result of the Acquisition and are included in our Agency Business results. Although we have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Income from these investments, principally our joint venture investment in a residential mortgage banking business, had comprised a significant portion of our operating results during 2016 and 2015. If interest rates continue to rise, it is likely that income from this investment will continue to be significantly impacted. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for our structured transactions within our Structured Business.

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

Recent Developments. The following significant activity occurred during the second quarter of 2017:

Internalization of Management Team. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement with ACM for $25.0 million in accordance with the terms of the amended option agreement. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for further details.

Capital Markets Activity. In May 2017, we completed a public offering in which we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million.

Financing Activity. In April 2017, we closed our seventh collateralized securitization vehicle (CLO VII) totaling $360.0 million of real estate related assets and cash, of which $279.0 million of investment-grade notes were issued and an $81.0 million equity interest in the portfolio was retained by us. The notes have an initial weighted average interest rate of 1.99% over LIBOR, 49 basis points lower than our last CLO in 2016.

Agency Business Activity.

•                  Loan originations and sales totaled $1.02 billion and $1.20 billion, respectively; and

•                  Our fee-based servicing portfolio grew 3.8% to $15.02 billion from $14.47 billion at March 31, 2017 and 10.8% from $13.56 billion at December 31, 2016.

Structured Business Activity.

•                  Loan originations totaled $437.9 million with a weighted average interest rate of 7.41%;

•                  Loan payoffs were $263.6 million with a weighted average interest rate of 6.39%;

•                  A fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, resulting in a $1.8 million reserve recovery; and

•                  We recorded an impairment loss of $1.5 million on a real estate owned property based on additional market analyses performed.

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

We rely on the capital markets to generate capital for financing the growth of our Structured Business. We have been successful in generating capital through the debt and equity markets over the past several quarters. In May 2017, we completed a public offering selling 9,500,000 shares of our common stock and received net proceeds of $76.2 million. Over the past twelve months, we closed two CLO vehicles, whereby we issued $529.3 million of investment-grade notes. We also issued $100.0 million of convertible senior unsecured notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

The Federal Reserve raised its targeted Fed Funds Rate by 75 basis points since the third quarter of 2016. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2017 to December 31, 2016:

Cash and cash equivalents decreased $57.9 million, primarily due to funding new loan originations and investments, the payment made to fully internalize our management team and terminate the existing management agreement with our Former Manager and the payment of distributions to our stockholders, partially offset by proceeds received from loan sales and payoffs, proceeds from the public offering of our common stock and issuance of convertible notes, transferring loans into our CLO vehicles and interest and fees from our investments.

Restricted cash increased $157.9 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles, as well as an increase in cash collateral posted under the Fannie Mae DUS program. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans. Restricted cash for the Agency Business represents cash collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

Our Structured loan and investment portfolio balance was $1.90 billion and $1.80 billion at June 30, 2017 and December 31, 2016, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $129.9 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.05% and 5.71% at June 30, 2017 and December 31, 2016, respectively.  Including certain fees earned and costs associated with the Structured portfolio, the weighted average current interest rate was 6.71% and 6.39% at June 30, 2017 and December 31, 2016, respectively.  Advances on our financing facilities totaled $1.49 billion and $1.35 billion at June 30, 2017 and December 31, 2016, respectively, with a weighted average funding cost of 4.07% and 3.91%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.69% and 4.45% at June 30, 2017 and December 31, 2016, respectively. Activity from our Structured Business portfolio was comprised of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Loans originated	$437,915,000	$583,832,885
Number of loans	22	36
Weighted average interest rate	7.41%	7.19%

Loans paid-off	$263,558,000	$453,966,741
Number of loans	17	30
Weighted average interest rate	6.39%	6.57%

Loans extended	$58,488,438	$155,199,376
Number of loans	10	20

Our loans held-for-sale, net from the Agency Business was $387.4 million and $673.4 million at June 30, 2017 and December 31, 2016, respectively. These loans are generally sold within 60 days from the loan origination date. The decrease was primarily related to loan sales exceeding loan originations by $258.1 million during the six months ended June 30, 2017, as noted in the following table.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$669,896,800	$830,514,772	$1,566,446,025	$1,903,861,500
Freddie Mac	317,489,800	309,508,580	552,522,200	519,746,837
FHA	32,878,369	64,329,604	170,813,697	124,224,692
CMBS/Conduit	—	—	21,370,000	21,370,000
Total	$1,020,264,969	$1,204,352,956	$2,311,151,922	$2,569,203,029

Our capitalized mortgage servicing rights, net increased $15.3 million at June 30, 2017, primarily due to MSRs recorded on new loan originations. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At June 30, 2017, the weighted average estimated life remaining of our MSRs was 7.0 years.

Securities held-to-maturity, net totaling $8.1 million represents the retained portion of a bottom tranche bond, or “B Piece” of a Freddie Mac SBL Program securitization. See Note 8 — Securities for additional details.

Goodwill and other intangible assets increased $22.2 million, primarily due to $25.0 million of goodwill recorded in connection with the internalization of our management team and termination of our existing management agreement with our Former Manager. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for further details.

Liabilities — Comparison of balances at June 30, 2017 to December 31, 2016:

Credit facilities and repurchase agreements decreased $400.8 million, primarily due to a $278.8 million decrease in financings on our loans held-for-sale, as a result of loan sales exceeding loan originations during the six months ended June 30, 2017. In addition, our borrowings used to finance our structured investments decreased $129.9 million primarily due to paying down the facilities with a portion of the proceeds from CLO VII, partially offset by funding of new loan and investment portfolio activity.

Collateralized loan obligations increased $276.4 million due to the completion of CLO VII, where we issued $279.0 million of CLO notes.

Convertible senior unsecured notes, net increased $14.1 million, primarily due to the issuance of an additional $13.8 million of the 6.50% convertible senior unsecured notes. See Note 11 — Debt Obligations for additional details.

Junior subordinated notes decreased $18.6 million, primarily due to the repurchase of certain of our junior subordinated notes with a carrying value of $19.8 million. We recorded a gain of $7.1 million upon extinguishment of this debt.

Equity

In May 2017, we completed a public offering in which we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million. We used $25.0 million of the proceeds to exercise our option to fully internalize our management team and terminate the existing management agreement with our Former Manager and the remaining amount was used to make investments and for general corporate purposes. We currently have $323.5 million available under our $500.0 million shelf registration statement.

Distributions

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)             The dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017 and the dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On August 2, 2017, the Board of Directors declared a cash dividend of $0.18 per share of common stock.  The dividend is payable on August 31, 2017 to common stockholders of record as of the close of business on August 16, 2017.

Preferred Stock — On August 2, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2017 through August 31, 2017 and are payable on August 31, 2017 to preferred stockholders of record on August 15, 2017.

Deferred Compensation

We issued 374,580 shares of restricted stock to employees of ours and our Former Manager, including our chief executive officer, 74,375 shares to the independent members of the Board of Directors and up to 448,980 performance-based restricted common stock units to our chief executive officer in the first quarter of 2017. See Note 17 — Equity for further details.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table provides our consolidated operating results:

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent

Interest income	$34,468,274	$27,969,498	$6,498,776	23%
Other interest income, net	—	2,539,274	(2,539,274)	nm
Interest expense	20,411,386	13,243,488	7,167,898	54%
Net interest income	14,056,888	17,265,284	(3,208,396)	(19)%
Other revenue:
Gain on sales, including fee-based services, net	18,830,042	—	18,830,042	nm
Mortgage servicing rights	17,254,059	—	17,254,059	nm
Servicing revenue, net	6,609,147	—	6,609,147	nm
Property operating income	2,863,259	4,426,555	(1,563,296)	(35)%
Other income, net	(821,252)	214,668	(1,035,920)	nm
Total other revenue	44,735,255	4,641,223	40,094,032	nm
Other expenses:
Employee compensation and benefits	21,824,684	4,311,412	17,513,272	nm
Selling and administrative	7,834,927	1,719,337	6,115,590	nm
Acquisition costs	—	745,734	(745,734)	nm
Property operating expenses	2,621,922	3,856,264	(1,234,342)	(32)%
Depreciation and amortization	1,815,726	443,112	1,372,614	nm
Impairment loss on real estate owned	1,500,000	11,200,000	(9,700,000)	(87)%
Provision for loss sharing	532,185	—	532,185	nm
Provision for loan losses (net of recoveries)	(1,760,000)	44,005	(1,804,005)	nm
Management fee - related party	2,673,260	2,850,000	(176,740)	(6)%
Total other expenses	37,042,704	25,169,864	11,872,840	47%
Income (loss) before gain on sale of real estate, (loss) income from equity affiliates and provision for income taxes	21,749,439	(3,263,357)	25,012,796	nm
Gain on sale of real estate	—	11,023,134	(11,023,134)	nm
(Loss) income from equity affiliates	(2,944)	4,367,101	(4,370,045)	nm
Provision for income taxes	(3,435,000)	—	(3,435,000)	nm
Net income	18,311,495	12,126,878	6,184,617	51%
Preferred stock dividends	1,888,430	1,888,430	—	—
Net income attributable to noncontrolling interest	4,493,627	—	4,493,627	nm
Net income attributable to common stockholders	$11,929,438	$10,238,448	$1,690,990	17%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,648,821	$27,414	6.67%	$1,425,799	$23,897	6.72%
Mezzanine / junior participation loans	80,717	1,161	5.77%	108,766	1,860	6.86%
Preferred equity investments	71,759	1,051	5.88%	108,801	1,955	7.21%
Core interest-earning assets	1,801,297	29,626	6.60%	1,643,366	27,712	6.76%
Cash equivalents	223,053	292	0.53%	230,262	257	0.45%
Total interest-earning assets	$2,024,350	$29,918	5.93%	$1,873,628	$27,969	5.99%

Structured Business interest-bearing liabilities:

Warehouse lines	$123,215	$1,446	4.71%	$211,686	$1,798	3.41%
CLO	982,499	9,517	3.89%	767,888	6,694	3.50%
Trust preferred	154,336	1,570	4.08%	175,858	1,559	3.56%
Unsecured debt	198,050	4,179	8.46%	97,860	1,995	8.18%
Interest rate swaps	—	—	—	—	1,197	—
Total interest-bearing liabilities	$1,458,100	16,712	4.60%	$1,253,292	13,243	4.24%
Net interest income		$13,206			$14,726

(1)             Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)             Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $1.9 million, or 7%, for the three months ended June 30, 2017 as compared to the same period in 2016, excluding $4.6 million of interest income associated with the Agency Business acquired in the third quarter of 2016.  The increase was primarily due to a 10% increase in our average core interest-earning assets from $1.64 billion to $1.80 billion due to loan originations exceeding loan payoffs. This increase was partially offset by a 2% decrease in the average yield on core interest-earning assets from 6.76% to 6.60%, primarily due to $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016, partially offset by an increase in the average LIBOR rate.

Other interest income, net was $2.5 million for the three months ended June 30, 2016. During 2015, we acquired a $116.0 million defaulted first mortgage at par, which paid off during 2015. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

Interest expense increased $4.4 million, or 33%, for the three months ended June 30, 2017 as compared to the same period in 2016, excluding $2.7 million of interest expense associated with the Agency Business.  The increase was primarily due to a 16% increase in the average balance of our interest-bearing liabilities from $1.25 billion to $1.46 billion, an 8% increase in the average cost of our interest-bearing liabilities from 4.24% to 4.60% and $1.0 million of interest expense associated with the related party financing entered into in connection with the Acquisition. The increase in the average debt balance was due to the growth in our loan portfolio, as well as from the issuance of our convertible senior unsecured notes. The increase in the average cost of our interest-bearing liabilities was due to a higher rate on the convertible senior unsecured notes, as compared to our overall portfolio, and an increase in the average LIBOR rate, partially offset by the runoff of swaps in the first quarter of 2017.

Agency Business Revenue

Gain on sales, including fee-based services, net was $18.8 million for the three months ended June 30, 2017. The agency loan sales for this period were $1.20 billion and the gain on sales, including fee-based services, net as a percentage of loan sales volume (“Sales Margin”) was 156 basis points.

Income from MSRs was $17.3 million for the three months ended June 30, 2017. Loan commitment volume for this period was $1.10 billion and the income from MSRs as a percentage of loan commitment volume (“MSR Rate”) was 157 basis points.

Servicing revenue, net was $6.6 million for the three months ended June 30, 2017, which was comprised of servicing revenue of $18.4 million, partially offset by amortization of MSRs of $11.8 million. The Agency Business servicing portfolio was $15.02 billion with a weighted average servicing fee of 47.4 basis points at June 30, 2017.

Other Revenue

Property operating results (income less expenses) decreased $0.3 million, or 58%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to the sale of several properties during 2016 and the vacancy of our real estate owned office building in April 2017.

Other Expenses

Employee compensation and benefits expense increased $17.5 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to employee compensation and benefits expense associated with the Agency Business acquired.

Selling and administrative expenses increased $1.2 million, or 69%, for the three months ended June 30, 2017 as compared to the same period in 2016, excluding $4.9 million of selling and administrative expenses associated with the Agency Business acquired. The increase was primarily due to an increase in legal fees and rent expense that was recorded directly by the Structured Business which was previously charged through the management fee prior to the Acquisition, as the lease contracts were assumed in connection with the Acquisition.

Depreciation and amortization increased $1.4 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to $1.4 million of depreciation and amortization associated with the acquired assets of the Agency Business.

Impairment loss on real estate owned was $1.5 million and $11.2 million for the three months ended June 30, 2017 and 2016, respectively. During the second quarter of 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss. During the second quarter of 2017, we received additional market analyses which resulted in a further impairment loss on this property.

The recovery of loan losses of $1.8 million for the three months ended June 30, 2017 was the result of the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million.

Management fee — related party remained relatively flat for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to a decrease in the management fee as a result of the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017, largely offset by compensation related costs incurred by employees of our Former Manager in connection with services they performed related to the Agency Business acquired in the third quarter of 2016 prior to the termination of the management agreement.

Gain on Sale of Real Estate

During the three months ended June 30, 2016, we sold three multifamily properties for $41.0 million and recognized a gain of $11.0 million.

(Loss) income from Equity Affiliates

We recorded a small loss from equity affiliates for the three months ended June 30, 2017 as compared to income of $4.4 million for the same period in 2016.  In the second quarter of 2017, we recognized a $0.7 million loss compared to income of $3.2 million in the same period of 2016 from our investment in a residential mortgage banking business. In addition, we received distributions from our Lexford equity investment and recognized income of $0.6 million and $1.2 million during the second quarter of 2017 and 2016, respectively.

Provision for Income Taxes

The provision for income taxes of $3.4 million for the three months ended June 30, 2017 was related to the income from our Agency Business, which is operated through our TRS Consolidated Group.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to our Former Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 25.7% of our outstanding stock at June 30, 2017.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table provides our consolidated operating results:

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent

Interest income	$67,993,290	$53,787,963	$14,205,327	26%
Other interest income, net	—	2,539,274	(2,539,274)	nm
Interest expense	39,848,224	25,992,101	13,856,123	53%
Net interest income	28,145,066	30,335,136	(2,190,070)	(7)%
Other revenue:
Gain on sales, including fee-based services, net	38,000,898	—	38,000,898	nm
Mortgage servicing rights	37,284,399	—	37,284,399	nm
Servicing revenue, net	11,402,790	—	11,402,790	nm
Property operating income	6,086,463	9,758,087	(3,671,624)	(38)%
Other income, net	(1,707,549)	304,431	(2,011,980)	nm
Total other revenue	91,067,001	10,062,518	81,004,483	nm
Other expenses:
Employee compensation and benefits	41,666,148	8,639,754	33,026,394	nm
Selling and administrative	15,528,814	4,374,813	11,154,001	nm
Acquisition costs	—	3,855,644	(3,855,644)	nm
Property operating expenses	5,259,826	8,172,819	(2,912,993)	(36)%
Depreciation and amortization	3,712,975	1,320,645	2,392,330	181%
Impairment loss on real estate owned	2,700,000	11,200,000	(8,500,000)	(76)%
Provision for loss sharing	2,211,570	—	2,211,570	nm
Provision for loan losses (net of recoveries)	(2,455,653)	29,005	(2,484,658)	nm
Management fee - related party	6,673,260	5,550,000	1,123,260	20%
Total other expenses	75,296,940	43,142,680	32,154,260	75%
Income (loss) before gain on extinguishment of
debt, gain on sale of real estate, income from
equity affiliates and provision for income taxes	43,915,127	(2,745,026)	46,660,153	nm
Gain on extinguishment of debt	7,116,243	—	7,116,243	nm
Gain on sale of real estate	—	11,630,687	(11,630,687)	nm
Income from equity affiliates	759,833	6,264,543	(5,504,710)	(88)%
Provision for income taxes	(9,536,000)	—	(9,536,000)	nm
Net income	42,255,203	15,150,204	27,104,999	179%
Preferred stock dividends	3,776,860	3,776,860	—	—
Net income attributable to noncontrolling interest	10,935,231	—	10,935,231	nm
Net income attributable to common stockholders	$27,543,112	$11,373,344	$16,169,768	142%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,635,394	$52,805	6.51%	$1,420,782	$45,394	6.41%
Mezzanine / junior participation loans	96,567	3,006	6.28%	107,441	3,649	6.81%
Preferred equity investments	68,069	2,151	6.37%	114,806	4,250	7.42%
Core interest-earning assets	1,800,030	57,962	6.49%	1,643,029	53,293	6.51%
Cash equivalents	179,977	464	0.52%	211,282	495	0.47%
Total interest-earning assets	$1,980,007	$58,426	5.95%	$1,854,311	$53,788	5.82%

Structured Business interest-bearing liabilities:

Warehouse lines	$200,395	$3,957	3.98%	$195,409	$3,362	3.45%
CLO	860,565	16,385	3.84%	767,887	13,008	3.40%
Trust preferred	157,071	3,115	4.00%	175,858	3,072	3.50%
Unsecured debt	195,984	8,301	8.54%	97,860	3,990	8.18%
Interest rate swaps	—	195	—	—	2,560	—
Total interest-bearing liabilities	$1,414,015	31,953	4.56%	$1,237,014	25,992	4.21%
Net interest income		$26,473			$27,796

(1)             Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)             Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $4.6 million, or 9%, for the six months ended June 30, 2017 as compared to the same period in 2016, excluding $9.6 million of interest income associated with the Agency Business acquired in the third quarter of 2016.  The increase was primarily due to a 10% increase in our average core interest-earning assets from $1.64 billion to $1.80 billion primarily due to loan originations exceeding loan payoffs.

Other interest income, net was $2.5 million for the six months ended June 30, 2016. During 2015, we acquired a $116.0 million defaulted first mortgage at par, which paid off during 2015. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

Interest expense increased $7.9 million, or 30%, for the six months ended June 30, 2017 as compared to the same period in 2016, excluding $6.0 million of interest expense associated with the Agency Business.  The increase was primarily due to a 14% increase in the average balance of our interest-bearing liabilities from $1.24 billion to $1.41 billion, an 8% increase in the average cost of our interest-bearing liabilities from 4.21% to 4.56% and $1.9 million of interest expense associated with the related party financing entered into in connection with the Acquisition. The increase in the average debt balance was due to an increase in our loan portfolio, as well as from the issuance of our convertible senior unsecured notes. The increase in the average cost of our interest-bearing liabilities was due to a higher rate on the convertible senior unsecured notes, as compared to our overall portfolio, and an increase in the average LIBOR rate, partially offset by the runoff of swaps in the first quarter of 2017.

Agency Business Revenue

Gain on sales, including fee-based services, net was $38.0 million for the six months ended June 30, 2017. The agency loan sales for this period were $2.57 billion and the Sales Margin was 148 basis points.

Income from MSRs was $37.3 million for the six months ended June 30, 2017. Loan commitment volume for this period was $2.25 billion and the MSR Rate was 165 basis points.

Servicing revenue, net was $11.4 million for the six months ended June 30, 2017, which was comprised of servicing revenue of $35.1 million, partially offset by amortization of MSRs of $23.7 million. The Agency Business servicing portfolio was $15.02 billion with a weighted average servicing fee of 47.4 basis points at June 30, 2017.

Other Revenue

Property operating results (income less expenses) decreased $0.8 million, or 48%, for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to the sale of several properties during 2016 and the vacancy of our real estate owned office building in April 2017.

Other income, net was $(1.7) million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. This $2.0 million decrease was primarily due to a decline in the fair value of our forward sale commitments held by our Agency Business at June 30, 2017.

Other Expenses

Employee compensation and benefits expense increased $33.0 million for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to employee compensation and benefits expense associated with the Agency Business acquired.

Selling and administrative expenses increased $1.6 million, or 37%, for the six months ended June 30, 2017 as compared to the same period in 2016, excluding $9.5 million of selling and administrative expenses associated with the Agency Business acquired. The increase was primarily due to an increase in legal fees and rent expense that was recorded directly by the Structured Business which was previously charged through the management fee prior to the Acquisition, as the lease contracts were assumed in connection with the Acquisition.

Acquisition costs of $3.9 million for the six months ended June 30, 2016 represent costs incurred related to the Acquisition, which was completed in July 2016.  See Note 3 — Acquisition of Our Former Manager’s Agency Platform for further details.

Depreciation and amortization decreased $0.4 million, or 31%, for the six months ended June 30, 2017 as compared to the same period in 2016, excluding $2.8 million of depreciation and amortization associated with the acquired assets of the Agency Business. The decrease was primarily due to the sale of several real estate owned properties during 2016.

Impairment loss on real estate owned was $2.7 million and $11.2 million for the six months ended June 30, 2017 and 2016, respectively. During the second quarter of 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss. During the first half of 2017, we received additional market analyses which resulted in a further impairment loss on this property.

Provision for loss sharing was $2.2 million for the six months ended June 30, 2017, representing our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of Agency Business loans sold under the Fannie Mae DUS program.

The recovery of loan losses of $2.5 million for the six months ended June 30, 2017 was primarily due to the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million.

Management fee — related party increased $1.1 million, or 20%, for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to compensation related costs incurred by employees of our Former Manager in connection with services they performed related to the Agency Business acquired in the third quarter of 2016, partially offset by a decrease in the management fee as a result of the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017.

Gain on Extinguishment of Debt

During the six months ended June 30, 2017, we purchased, at a discount, certain of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Gain on Sale of Real Estate

During the six months ended June 30, 2016, we sold three multifamily properties and a hotel property for $50.7 million and recognized a gain of $11.6 million.

Income from Equity Affiliates

Income from equity affiliates decreased $5.5 million, or 88%, for the six months ended June 30, 2017 as compared to the same period in 2016.  In the six months ended June 30, 2017 and 2016 we received distributions from our Lexford equity investment and recognized income of $1.3 million and $1.4 million, respectively. In addition, during the six months ended June 30, 2017, we recognized a loss of $0.6 million as compared to income of $4.7 million in the same period of 2016 from our investment in a residential mortgage banking business.

Provision for Income Taxes

The provision for income taxes of $9.5 million for the six months ended June 30, 2017 was related to the income from our Agency Business, which is operated through our TRS Consolidated Group.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to our Former Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 25.7% of our outstanding stock at June 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity. Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and as an approved designated seller/servicer of Freddie Mac’s SBL Program, operational liquidity requirements of the GSE agencies, funding future loans and investments, funding operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources generally consist of proceeds from the issuance of common and preferred equity securities.  Our debt sources generally include the issuance of floating rate notes resulting from our CLOs, the issuance of various forms of notes (senior unsecured, convertible and junior subordinated) and borrowings under debt facilities.

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

Cash Flows. Cash flows provided by operating activities totaled $307.9 million during the six months ended June 30, 2017 and consisted primarily of net cash inflows of $280.5 million, as a result of loan sales exceeding loan originations in our Agency Business, and net income, adjusted for noncash items, of $37.7 million. We had net cash inflows from loans-held-for-sale during the six months ended June 30, 2017 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination. At June 30, 2017, we had loans held-for-sale, net totaling $387.4 million that are expected to be sold in the third quarter of 2017.

Cash flows used in investing activities totaled $126.5 million during the six months ended June 30, 2017.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations from our Structured Business totaling $551.5 million, net of payoffs and paydowns of $456.3 million, resulted in net cash outflows of $95.2 million. Cash paid to fully internalize our management team and terminate the existing management agreement with our Former Manager was $25.0 million and cash used to purchase the B Piece of the SBL Program securitization was $7.8 million.

Cash flows used in financing activities totaled $239.3 million during the six months ended June 30, 2017, and consisted primarily of $4.74 billion in paydowns of our debt facilities, a $158.1 million increase in restricted cash, primarily from the payoff of loans in our CLO vehicles, $31.0 million in distributions to our stockholders and OP Unit holder and a $12.7 million partial payoff of our junior subordinated notes. These cash outflows were primarily offset by $4.34 billion of proceeds from the utilization of our debt facilities to fund new loan originations, $279.0 million of proceeds from the issuance of CLO VII, $76.2 million of net proceeds from a public offering of our common stock and $13.8 million of proceeds from the issuance of convertible senior unsecured notes.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies.  Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements.  Our adjusted net worth and liquidity exceeded the agencies’ requirements as of June 30, 2017. See Note 15 — Commitments and Contingencies for additional details about our performance regarding these requirements.

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

The following is a summary of our debt facilities:

	June 30, 2017
Debt Facilities	Commitment	Principal Balance (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$512,159,902	$126,070,721	$386,089,181	2017 - 2020
Collateralized loan obligations (2)	1,016,000,000	1,016,000,000	—	2017 - 2021
Senior unsecured notes	97,860,025	97,860,025	—	2021
Convertible unsecured senior notes	100,000,000	100,000,000	—	2019
Junior subordinated notes	154,336,000	154,336,000	—	2034 - 2037
Structured Business total	1,880,355,927	1,494,266,746	386,089,181

Agency Business
Credit facilities (3)	900,000,000	381,505,036	518,494,964	2017

Other
Related party financing	50,000,000	50,000,000	—	2021

Consolidated total	$2,830,355,927	$1,925,771,782	$904,584,145

(1)             Principal balance excludes the impact of deferred financing costs.

(2)             Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2017.

(3)             The ASAP agreement we have with Fannie Mae has no expiration date.

These debt facilities, including their restrictive covenants, are described in further detail in Note 11 — Debt Obligations.

Contractual Obligations. For the six months ended June 30, 2017, we had all of the material contractual obligations referred to in our 2016 Annual Report. Since December 31, 2016, the following significant changes have been made to our contractual obligations:

•                  We have extended the maturity dates on all of our credit facilities that were scheduled to mature during the six month period ended June 30, 2017;

•                  We closed CLO VII totaling $360.0 million of real estate and cash and issued $279.0 million of investment grade notes that have an initial weighted average interest rate of 1.99% plus one-month LIBOR;

•                  The ASAP agreement limit was increased to $500.0 million. In addition, several of our Agency Business credit facilities were temporarily increased by a total of $225.0 million, of which $75.0 million expires in August 2017 and $150.0 million expires in February 2018;

•                  We purchased, at a discount, certain of our junior subordinated notes with a carrying value of $19.8 million;

•                  We issued an additional $13.8 million of our convertible senior unsecured notes under the same terms as the original issuance in October 2016; and

•                  We entered into a $10.0 million unsecured working capital line of credit which matures in March 2018.

All of the contractual obligations identified above are described in more detail in Note 11 — Debt Obligations. Refer to Note 15 — Commitments and Contingencies for a description of our debt maturities by year and our unfunded commitments as of June 30, 2017.

Agreements and Transactions with Related Parties. On May 31, 2017, we exercised our option to fully internalize our management team and terminated the existing management agreement with our Former Manager for $25.0 million. See Note 19 —Agreements and Transactions with Related Parties for details surrounding our related party transactions.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 13— Derivative Financial Instruments for further details surrounding our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2016 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2017, there were no material changes to these policies.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred tax (benefit) provision and the amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure.  Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income attributable to common stockholders	$11,929,438	$10,238,448	$27,543,112	$11,373,344
Adjustments:
Gain on sale of real estate	—	(11,023,134)	—	(11,630,687)
Net income attributable to noncontrolling interest	4,493,627	—	10,935,231	—
Impairment loss on real estate owned	1,500,000	11,200,000	2,700,000	11,200,000
Depreciation - real estate owned	168,803	443,112	419,098	1,320,645
Depreciation - investments in equity affiliates	101,447	93,588	202,894	187,176
Funds from operations (1)	$18,193,315	$10,952,014	$41,800,335	$12,450,478
Adjustments:
Income from mortgage servicing rights	(17,254,059)	—	(37,284,399)	—
Impairment loss on real estate owned	(1,500,000)	(11,200,000)	(2,700,000)	(11,200,000)
Deferred tax (benefit) provision	(890,000)	—	937,000	—
Amortization and write-offs of MSRs	14,931,697	—	30,213,162	—
Depreciation and amortization	1,873,107	—	3,740,660	—
Net loss on changes in fair value of derivatives	1,552,131	—	2,549,155	—
Gain on sale of real estate	—	11,023,134	—	11,630,687
Stock-based compensation	681,711	481,664	2,986,233	2,163,094
Acquisition costs	—	745,734	—	3,855,644
Adjusted funds from operations (1)	$17,587,902	$12,002,546	$42,242,146	$18,899,903

Diluted FFO per share (1)	$0.23	$0.21	$0.55	$0.24
Diluted AFFO per share (1)	$0.22	$0.23	$0.55	$0.37
Diluted weighted average shares outstanding (1)	79,064,503	51,741,951	76,365,118	51,418,539

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of June 30, 2017, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$1,892,057,987	$3,919,134	$(3,558,283)	$7,840,739	$(6,626,370)
Interest expense from debt obligations	$(1,544,266,746)	3,235,617	(3,235,617)	6,471,234	(6,471,234)
Total net interest income		$683,517	$(322,666)	$1,369,505	$(155,136)

(1)             Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)             The quoted one-month LIBOR rate was 1.22% as of June 30, 2017.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $8.9 million as of June 30, 2017, while a 100 basis point decrease would increase the fair value by approximately $9.4 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2017.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2016 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

10.1	Amendment No. 1 to the Option Agreement, dated as of May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. ***

10.2

Indenture, dated April 11, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ****

10.3	Loan Obligation Purchase Agreement, dated April 11, 2017, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD. ****

10.4

Placement Agreement, dated March 28, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC and J.P. Morgan Securities LLC. ****

10.5	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ****

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2017, filed on August 4, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.

**	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed December 11, 2007.

***	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed May 10, 2017.

****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer

Date: August 4, 2017