Form 10-Q
period 2017-09-30
ARBOR REALTY TRUST INC
filed 2017-11-03
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer ☒	Smaller reporting company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 61,702,628 outstanding as of October 27, 2017.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Cash and cash equivalents	$84,751,397	$138,645,430
Restricted cash	137,138,389	29,314,929
Loans and investments, net	1,997,555,985	1,695,732,351
Loans held-for-sale, net	333,267,976	673,367,304
Capitalized mortgage servicing rights, net	247,875,659	227,742,986
Available-for-sale securities, at fair value	4,707,085	5,403,463
Securities held-to-maturity, net	18,851,089	—
Investments in equity affiliates	31,330,740	33,948,853
Real estate owned, net	17,354,720	19,491,805
Due from related party	12,613,313	1,464,732
Goodwill and other intangible assets	123,166,816	97,489,884
Other assets	49,564,693	48,184,509
Total assets	$3,058,177,862	$2,970,786,246

Liabilities and Equity:
Credit facilities and repurchase agreements	$562,326,537	$906,636,790
Collateralized loan obligations	1,066,230,488	728,441,109
Senior unsecured notes	95,088,379	94,521,566
Convertible senior unsecured notes, net	95,381,121	80,660,038
Junior subordinated notes to subsidiary trust issuing preferred securities	139,418,416	157,858,555
Related party financing	50,000,000	50,000,000
Due to related party	—	6,038,707
Due to borrowers	69,357,152	81,019,386
Allowance for loss-sharing obligations	30,158,464	32,407,554
Other liabilities	104,474,096	86,164,613
Total liabilities	2,212,434,653	2,223,748,318

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508,213	89,508,213
Common stock, $0.01 par value: 500,000,000 shares authorized; 61,702,628 and 51,401,295 shares issued and outstanding, respectively	617,026	514,013
Additional paid-in capital	702,240,622	621,931,995
Accumulated deficit	(112,069,714)	(125,134,403)
Accumulated other comprehensive income	205,761	320,917
Total Arbor Realty Trust, Inc. stockholders’ equity	680,501,908	587,140,735
Noncontrolling interest	165,241,301	159,897,193
Total equity	845,743,209	747,037,928
Total liabilities and equity	$3,058,177,862	$2,970,786,246

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income	$42,139,576	$29,636,227	$110,132,866	$83,424,190
Other interest income, net	—	—	—	2,539,274
Interest expense	23,849,417	16,966,228	63,697,641	42,958,329
Net interest income	18,290,159	12,669,999	46,435,225	43,005,135
Other revenue:
Gain on sales, including fee-based services, net	17,126,106	9,693,822	55,127,004	9,693,822
Mortgage servicing rights	18,897,239	15,968,067	56,181,638	15,968,067
Servicing revenue, net	8,520,111	5,885,884	19,922,901	5,885,884
Property operating income	2,668,055	2,960,940	8,754,518	12,719,027
Other income, net	777,656	359,546	(929,893)	663,977
Total other revenue	47,989,167	34,868,259	139,056,168	44,930,777
Other expenses:
Employee compensation and benefits	25,194,433	14,216,679	66,860,581	22,856,433
Selling and administrative	7,606,936	5,903,031	23,135,750	10,277,844
Acquisition costs	—	6,406,258	—	10,261,902
Property operating expenses	2,582,745	2,819,004	7,842,571	10,991,823
Depreciation and amortization	1,829,016	1,808,765	5,541,991	3,129,410
Impairment loss on real estate owned	—	—	2,700,000	11,200,000
Provision for loss sharing (net of recoveries)	(2,617,064)	1,316,862	(405,494)	1,316,862
Provision for loan losses (net of recoveries)	2,000,000	(54,000)	(455,653)	(24,995)
Management fee - related party	—	3,325,000	6,673,260	8,875,000
Total other expenses	36,596,066	35,741,599	111,893,006	78,884,279
Income before gain on extinguishment of debt, gain on sale of real estate, income from equity affiliates and provision for income taxes	29,683,260	11,796,659	73,598,387	9,051,633
Gain on extinguishment of debt	—	—	7,116,243	—
Gain on sale of real estate	—	—	—	11,630,687
Income from equity affiliates	995,312	4,929,375	1,755,145	11,193,918
Provision for income taxes	(6,708,000)	(300,000)	(16,244,000)	(300,000)
Net income	23,970,572	16,426,034	66,225,775	31,576,238
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,665,290
Net income attributable to noncontrolling interest	5,661,184	3,649,432	16,596,415	3,649,432
Net income attributable to common stockholders	$16,420,958	$10,888,172	$43,964,070	$22,261,516

Basic earnings per common share	$0.27	$0.21	$0.78	$0.43
Diluted earnings per common share	$0.26	$0.21	$0.77	$0.43

Weighted average shares outstanding:
Basic	61,582,796	51,390,467	56,602,504	51,272,795
Diluted	83,918,117	70,271,796	78,942,919	51,627,550

Dividends declared per common share	$0.18	$0.16	$0.53	$0.46

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$23,970,572	$16,426,034	$66,225,775	$31,576,238
Unrealized loss on securities available-for-sale, at fair value	(235,158)	(88,184)	(352,735)	(117,579)
Unrealized gain (loss) on derivative financial instruments, net	—	66,254	202	(195,981)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	1,316,157	237,377	4,012,457
Comprehensive income	23,735,414	17,720,261	66,110,619	35,275,135
Less:
Comprehensive income attributable to noncontrolling interest	5,601,567	3,974,327	16,574,284	3,974,327
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,665,290
Comprehensive income attributable to common stockholders	$16,245,417	$11,857,504	$43,871,045	$25,635,518

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Nine Months Ended September 30, 2017

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2016	24,942,269	$89,508,213	51,401,295	$514,013	$621,931,995	$(125,134,403)	$320,917	$587,140,735	$159,897,193	$747,037,928
Issuance of common stock			9,500,000	95,000	76,130,000			76,225,000		76,225,000
Stock-based compensation			806,524	8,065	3,825,296			3,833,361		3,833,361
Forfeiture of unvested restricted stock			(5,191)	(52)	52			—		—
Issuance of convertible senior unsecured notes, net					353,279			353,279		353,279
Distributions - common stock						(30,888,612)		(30,888,612)		(30,888,612)
Distributions - preferred stock						(5,665,290)		(5,665,290)		(5,665,290)
Distributions - preferred stock of private REIT						(10,769)		(10,769)		(10,769)
Distributions - noncontrolling interest									(11,252,307)	(11,252,307)
Net income						49,629,360		49,629,360	16,596,415	66,225,775
Unrealized loss on securities available-for-sale							(352,735)	(352,735)		(352,735)
Unrealized gain on derivative financial instruments, net							202	202		202
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237,377	237,377		237,377
Balance — September 30, 2017	24,942,269	$89,508,213	61,702,628	$617,026	$702,240,622	$(112,069,714)	$205,761	$680,501,908	$165,241,301	$845,743,209

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$66,225,775	$31,576,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,541,991	3,129,410
Stock-based compensation	3,833,361	2,940,174
Amortization and accretion of interest and fees, net	3,296,464	2,539,980
Amortization of capitalized mortgage servicing rights	35,427,217	7,586,524
Originations of loans held-for-sale	(3,287,578,091)	(853,935,531)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,621,276,437	975,969,372
Payoffs and paydowns of loans held-for-sale	116,174	—
Mortgage servicing rights	(56,181,638)	(15,968,067)
Write-off of capitalized mortgage servicing rights from payoffs	10,713,274	1,669,081
Impairment loss on real estate owned	2,700,000	11,200,000
Provision for loan losses (net of recoveries)	(455,653)	(24,995)
Provision for loss sharing (net of recoveries)	(405,494)	1,316,862
Net charge-offs for loss sharing obligations	(1,843,596)	(2,131,178)
Gain on extinguishment of debt	(7,116,243)	—
Gain on sale of real estate	—	(11,630,687)
Gain on sale of securities	—	(15,491)
Deferred tax provision	15,000	—
Income from equity affiliates	(1,755,145)	(11,193,918)
Change in fair value of available-for-sale securities	343,642	46,021
Changes in operating assets and liabilities	(6,252,023)	5,894,972
Net cash provided by operating activities	387,901,452	148,968,767

Investing Activities:
Loans and investments funded and originated, net	(1,051,445,805)	(725,025,857)
Payoffs and paydowns of loans and investments	758,138,665	531,874,076
Internalization of management team	(25,000,000)	—
Deferred fees	7,213,824	7,412,018
Investments in real estate, net	(562,025)	(611,497)
Contributions to equity affiliates	(692,536)	(4,641,973)
Distributions from equity affiliates	2,340,710	731,942
Acquisition of the Agency Business, net of cash acquired	—	(68,356,323)
Proceeds from sale of real estate, net	—	49,029,780
Proceeds from sale of available-for-sale securities	—	1,567,207
Purchase of securities held-to-maturity, net	(18,339,271)	—
Payoffs and paydowns of securities held-to-maturity	76,300	—
Due to borrowers and reserves	(22,571,250)	128,492
Net cash used in investing activities	(350,841,388)	(207,892,135)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	6,073,385,393	1,681,492,236
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(6,417,833,725)	(1,807,884,108)
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	(12,691,086)	—
Paydowns and payoffs of mortgage note payable - real estate owned	—	(27,155,000)
Proceeds from collateralized loan obligations	561,874,000	250,250,000
Payoffs and paydowns of collateralized loan obligations	(219,000,000)	—
Proceeds from convertible senior unsecured notes	13,750,000	—
Change in restricted cash	(107,793,983)	(123,982,753)
Receipts on swaps and returns of margin calls from counterparties	429,539	3,440,049
Distributions paid on common stock	(30,888,612)	(23,573,786)
Distributions paid on noncontrolling interest	(11,252,307)	—
Distributions paid on preferred stock	(5,665,290)	(5,665,290)
Distributions paid on preferred stock of private REIT	(10,769)	(10,849)
Payment of deferred financing costs	(11,482,257)	(5,081,844)
Proceeds from issuance of common stock	76,225,000	—
Net cash used in financing activities	(90,954,097)	(58,171,345)

Net decrease in cash and cash equivalents	(53,894,033)	(117,094,713)
Cash and cash equivalents at beginning of period	138,645,430	188,708,687
Cash and cash equivalents at end of period	$84,751,397	$71,613,974

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016

Supplemental cash flow information:
Cash used to pay interest	$53,150,362	$36,287,261
Cash used to pay taxes	$14,653,499	$298,654

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Distributions accrued on special voting preferred shares	$—	$3,396,923
Related party financing	$—	$50,000,000
Payment due on the acquisition of the Agency Business	$—	$11,416,610
Working capital adjustment on the acquisition of the Agency Business	$—	$7,982,584
Issuance of special voting preferred shares and operating partnership units in connection with the Acquisition	$—	$154,772,306

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

Prior to May 31, 2017, we were externally managed and advised by ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for details.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which is part of our TRS consolidated group (the “TRS Consolidated Group”) and is subject to U.S. federal, state and local income taxes. See Note 18 — Income Taxes for details.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2016 Annual Report.

During the third quarter of 2017, we determined that the purchase price allocation related to the Acquisition in 2016 incorrectly omitted a deferred tax liability related to the book-to-tax difference in the value assigned to certain assets acquired. The impact of this omission to our 2016 consolidated financial statements was a $4.9 million understatement of goodwill and a corresponding understatement of other liabilities in our consolidated balance sheets. This omission had no impact on our results of operations and was corrected in the third quarter of 2017, resulting in a $4.9 million increase to goodwill and a corresponding increase in other liabilities.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary.  Entities in which we

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

have a significant influence are accounted for under the equity method. See Note 16 — Variable Interest Entities for information about our VIEs. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

We describe our significant accounting policies in our 2016 Annual Report. There have been no significant changes in our significant accounting policies since December 31, 2016.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control and requires consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party.

	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

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

Recently Issued Accounting Pronouncements

The following table is not intended to represent all recently issued accounting pronouncements that are not yet effective and which have not yet been adopted by us. This table should be read in conjunction with the recently issued accounting pronouncements section included in our 2016 Annual Report.

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

September 30, 2017

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

We have evaluated the new standard and determined that substantially all of our revenue, including interest income, loan origination fees, servicing income and gains on sales of loans and investment securities, are not impacted. This standard may impact the timing of gains on certain sales of real estate, however, we have determined that this standard will not materially impact our total revenues or footnote disclosures. We will adopt this standard in the first quarter of 2018 using the modified retrospective method for any contracts that are not complete as of the adoption date.

Note 3 — Acquisition of Our Former Manager’s Agency Platform

On July 14, 2016, we completed the previously announced Acquisition of the agency platform of our Former Manager pursuant to an asset purchase agreement dated February 25, 2016 (“Purchase Agreement”). The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 operating partnership units (“OP Units”), which was based on a stock price of $6.50 per share. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration was $292.5 million. See Note 11 — Debt Obligations for details about the seller financing and Note 17 — Equity for details about the OP Units.

We finalized the purchase price allocation during the first quarter of 2017 based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date. See Note 2 — Basis of Presentation and Significant Accounting Policies for details of an adjustment made to the purchase price allocation in the third quarter of 2017.

Internalization of Management Team

In connection with the Acquisition, we had the option to fully internalize our management team and terminate the existing management agreement with our Former Manager for $25.0 million.  On May 31, 2017, we exercised that option and fully internalized our management team, which included approximately 100 employees. We incurred expenses of less than $0.1 million in connection with this transaction. We accounted for this transaction as a business combination with the settlement of a preexisting relationship. The total purchase price of $25.0 million was assigned to goodwill since the asset transferred represented an assembled workforce. Goodwill was allocated $12.5 million each to our two reporting segments and is expected to be deductible for tax purposes.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Note 4 — Loans and Investments

The following tables set forth the composition of our structured loan and investment portfolio:

	September 30, 2017	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,841,484,888	88%	129	5.89%	19.0	0%	72%
Preferred equity investments	155,306,620	7%	11	6.92%	68.3	62%	88%
Mezzanine loans	72,328,033	4%	8	10.24%	26.9	29%	69%
Junior participation loan (4)	25,256,582	1%	1	—	—	100%	100%
	2,094,376,123	100%	149	6.04%	22.7	7%	74%
Allowance for loan losses	(83,255,922)
Unearned revenue	(13,564,216)
Loans and investments, net	$1,997,555,985

	December 31, 2016

Bridge loans	$1,602,658,179	90%	120	5.59%	16.4	0%	73%
Preferred equity investments	68,120,639	4%	10	6.83%	23.8	42%	91%
Mezzanine loans	57,124,566	3%	12	9.09%	17.9	36%	75%
Junior participation loans	62,256,582	3%	2	4.50%	4.0	83%	84%
	1,790,159,966	100%	144	5.71%	16.3	6%	75%
Allowance for loan losses	(83,711,575)
Unearned revenue	(10,716,040)
Loans and investments, net	$1,695,732,351

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

(4)               This loan is currently past its maturity and is fully reserved.

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2017, the UPB related to 32 loans with five different borrowers represented 15% of total assets.  At December 31, 2016, the UPB related to 35 loans with five different borrowers represented 16% of total assets. During both the nine months ended September 30, 2017 and the year ended December 31, 2016, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

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

September 30, 2017

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

As a result of the loan review process at September 30, 2017 and December 31, 2016, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $147.5 million and $150.5 million, respectively, and a weighted average last dollar LTV ratio of 94% and 95%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is presented below. The internal risk ratings as of December 31, 2016 have been converted to reflect the revised methodology described above.

	September 30, 2017
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,556,114,399	75%	pass/watch	5%	73%
Land	140,054,798	7%	substandard	0%	88%
Commercial	133,230,000	6%	pass	1%	71%
Office	133,143,446	6%	pass/watch	19%	71%
Hotel	90,725,147	4%	special mention	39%	83%
Retail	36,483,333	2%	pass/watch	8%	66%
Healthcare	4,625,000	<1%	special mention	0%	73%
Total	$2,094,376,123	100%	pass/watch	7%	74%

	December 31, 2016

Multifamily	$1,421,731,108	79%	special mention	1%	73%
Land	137,255,369	8%	substandard	2%	92%
Commercial	9,205,000	<1%	special mention	12%	69%
Office	141,710,156	8%	pass/watch	43%	73%
Hotel	70,750,000	4%	special mention	30%	74%
Retail	3,958,333	<1%	special mention	81%	91%
Healthcare	5,550,000	<1%	special mention	0%	63%
Total	$1,790,159,966	100%	special mention	6%	75%

Geographic Concentration Risk

As of September 30, 2017, 20%, 16%, 11% and 8% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas, California and Georgia, respectively.  As of December 31, 2016, 25%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Allowance at beginning of period	$81,255,922	$83,831,575	$83,711,575	$86,761,575
Provision for loan losses	2,000,000	—	2,000,000	59,005
Charge-offs	—	—	—	(2,959,005)
Recoveries of reserves	—	(15,000)	(2,455,653)	(45,000)
Allowance at end of period	$83,255,922	$83,816,575	$83,255,922	$83,816,575

During the three and nine months ended September 30, 2017, we determined that the fair value of the underlying collateral securing a preferred equity investment with an aggregate carrying value of $34.8 million was less than the net carrying value of the investment, resulting in a $2.0 million provision for loan losses. In addition, during the nine months ended September 30, 2017, a fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, which resulted in a $1.8 million reserve recovery, and we recorded a reserve recovery of $0.7 million on a multifamily bridge loan.

During the nine months ended September 30, 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with an aggregate carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

The recoveries of reserves for all periods presented were related to multifamily loans and the ratio of net recoveries to the average loans and investments outstanding during the nine months ended September 30, 2017 was 0.1%. The ratio of net charge-offs to the average loans and investments outstanding during the three and nine months ended September 30, 2016 were de minimis and (0.2)%, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of September 30, 2017 and 2016.

We have six loans with a carrying value totaling $120.5 million at September 30, 2017 that are collateralized by a land development project. These loans were scheduled to mature in September 2017 and were extended to September 2018. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.2 million entitle us to a weighted average accrual rate of interest of 8.50%.  In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful.  As of September 30, 2017, we have cumulative allowances for loan losses of $49.1 million related to these loans.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

A summary of our impaired loans by asset class is as follows:

	September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Land	$131,085,948	$125,325,106	$53,883,478	$131,085,948	$—	$131,085,948	$—
Hotel	34,750,000	34,750,000	5,700,000	34,750,000	—	34,750,000	370,877
Office	27,549,082	22,764,944	21,972,444	27,551,332	27,728	27,555,832	79,065
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Multifamily	—	—	—	—	—	1,271,058	22,063
Total	$195,085,030	$184,540,050	$83,255,922	$195,087,280	$27,728	$196,362,838	$472,005

	December 31, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016

Land	$131,085,948	$125,925,677	$53,883,478	$130,012,569	$—	$128,740,618	$—
Hotel	34,750,000	34,496,296	3,700,000	34,750,000	291,542	34,750,000	857,459
Office	27,562,582	22,778,444	21,972,444	27,569,332	23,601	27,573,832	69,763
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Multifamily	2,542,115	2,450,618	2,455,653	2,654,615	22,937	5,004,615	134,142
Total	$197,640,645	$187,351,035	$83,711,575	$196,686,516	$338,080	$197,769,065	$1,061,364

(1)  Represents the UPB of six and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2017 and December 31, 2016, respectively.

(2)  Represents an average of the beginning and ending UPB of each asset class.

At September 30, 2017, five loans with an aggregate net carrying value of $32.6 million, net of related loan loss reserves of $27.9 million, were classified as non-performing. At December 31, 2016, three fully reserved loans with an aggregate carrying value of $22.9 million were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows:

	September 30, 2017			December 31, 2016
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Hotel	$34,750,000	$—	$34,750,000	$—	$—	$—
Office	20,472,444	—	20,472,444	20,472,444	—	20,472,444
Multifamily	2,601,528	—	2,601,528	680,653	—	680,653
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Retail	990,667	—	990,667	—	—	—
Total	$60,514,639	$—	$60,514,639	$22,853,097	$—	$22,853,097

At September 30, 2017 and December 31, 2016, we did not have any loans contractually past due 90 days or more that were still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

Three Months Ended September 30, 2017						Nine Months Ended September 30, 2017
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Modified Unpaid Principal Balance	Modified Wtd. Avg. Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Wtd. Avg. Rate of Interest	Modified Unpaid Principal Balance	Modified Wtd. Avg. Rate of Interest

Hotel	—	$—	—	$—	—	1	$34,750,000	4.01%	$34,750,000	4.01%

Three Months Ended September 30, 2016						Nine Months Ended September 30, 2016

Multifamily	1	$14,646,456	5.33%	$14,646,456	5.33%	1	$14,646,456	5.33%	$14,646,456	5.33%
Office	1	2,315,000	4.03%	2,315,000	4.03%	1	2,315,000	4.03%	2,315,000	4.03%
	2	$16,961,456	5.15%	$16,961,456	5.15%	2	$16,961,456	5.15%	$16,961,456	5.15%

The loan which was modified during the nine months ended September 30, 2017 was considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in the second quarter of 2017 and was classified as non-performing as of September 30, 2017. There were no other loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of September 30, 2017 and 2016 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and nine months ended September 30, 2017 and 2016. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of September 30, 2017, we had total interest reserves of $30.1 million on 70 loans with an aggregate UPB of $1.09 billion. As of December 31, 2016, we had total interest reserves of $20.4 million on 75 loans with an aggregate UPB of $1.01 billion.

Note 5 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following:

	September 30, 2017	December 31, 2016

Fannie Mae	$185,188,000	$538,189,475
Freddie Mac	142,312,000	124,102,000
FHA	1,033,203	56,247
	328,533,203	662,347,722
Fair value of future MSR	5,450,662	13,145,814
Unearned discount	(715,889)	(2,126,232)
Loans held-for-sale, net	$333,267,976	$673,367,304

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three and nine months ended September 30, 2017, we sold $1.05 billion and $3.62 billion, respectively, of loans held-for-sale and recorded gain on sales of $16.3 million and $52.1 million, respectively. During both the three and nine months ended September 30, 2016, we sold $551.8 million of loans held-for-sale, excluding $418.2 million of sales related to loans that were acquired on July 14, 2016 as part of the Acquisition, and recorded gain on sales of $9.0 million. At September 30, 2017 and December 31, 2016, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Note 6 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8-15% (representing a weighted average discount rate of 13%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.1 years and 6.9 years at September 30, 2017 and December 31, 2016, respectively.

A summary of our capitalized MSR activity is as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$168,189,300	$74,894,159	$243,083,459	$194,800,754	$32,942,232	$227,742,986
Additions	—	20,719,529	20,719,529	—	66,273,164	66,273,164
Amortization	(8,952,573)	(2,758,805)	(11,711,378)	(29,074,057)	(6,353,160)	(35,427,217)
Write-offs	(4,193,665)	(22,286)	(4,215,951)	(10,683,635)	(29,639)	(10,713,274)
Balance at end of period	$155,043,062	$92,832,597	$247,875,659	$155,043,062	$92,832,597	$247,875,659

	Three and Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$—	$—
Additions	221,647,421	11,905,394	233,552,815
Amortization	(7,358,639)	(227,885)	(7,586,524)
Write-offs	(1,669,081)	—	(1,669,081)
Balance at end of period	$212,619,701	$11,677,509	$224,297,210

We recorded write-offs relating to specific MSRs, primarily due to prepayments of certain loans, of $4.2 million and $10.7 million during the three and nine months ended September 30, 2017, respectively, and $1.7 million during both the three and nine months ended September 30, 2016. We collected prepayment fees of $3.8 million and $7.9 million during the three and nine months ended September 30, 2017, respectively, and $1.5 million during both the three and nine months ended September 30, 2016, which are included as a component of servicing revenue, net on the consolidated statements of income. As of September 30, 2017 and December 31, 2016, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of September 30, 2017 is shown in the table below. Actual amortization may vary from these estimates.

Year	Amortization
2017 (three months ended 12/31/2017)	$11,925,780
2018	45,577,306
2019	41,680,988
2020	35,461,494
2021	28,170,144
2022	22,176,139
Thereafter	62,883,808
Total	$247,875,659

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Note 7 — Mortgage Servicing

An analysis of the product and geographic concentrations that impact our servicing revenue is shown in the following tables:

September 30, 2017
Product Concentrations			Geographic Concentrations
		Percent of		Percent of
Product	UPB	Total	State	Total
Fannie Mae	$12,331,135,405	79%	Texas	23%
Freddie Mac	2,732,536,579	18%	North Carolina	10%
FHA	537,553,532	3%	California	8%
Total	$15,601,225,516	100%	New York	8%
			Georgia	6%
			Florida	5%
			Other (1)	40%
			Total	100%

December 31, 2016
Product Concentrations			Geographic Concentrations
		Percent of		Percent of
Product	UPB	Total	State	Total
Fannie Mae	$11,181,152,400	83%	Texas	24%
Freddie Mac	1,953,244,541	14%	North Carolina	9%
FHA	420,688,577	3%	California	8%
Total	$13,555,085,518	100%	New York	8%
			Georgia	5%
			Other (1)	46%
			Total	100%

(1)         No other individual state represented 5% or more of the total.

At September 30, 2017 and December 31, 2016, our weighted average servicing fee was 48.0 basis points and 47.8 basis points, respectively. We held cash in escrow for these loans totaling $506.6 million and $401.7 million at September 30, 2017 and December 31, 2016, respectively, which is not reflected in our consolidated balance sheets.  These escrows are maintained in separate accounts at two federally insured depository institutions, which may exceed FDIC insured limits.

Note 8 — Securities

Available-for-Sale

Our available-for-sale securities consist of equity securities and Agency Business commercial mortgage interest-only securities (“Agency IOs”) from loans sold and securitized under the Freddie Mac Small Balance Loan Program (“SBL Program”).

Equity Securities. We own common stock of CV Holdings, Inc., formerly Realty Finance Corporation, which is a commercial real estate specialty finance company. These securities are carried at their estimated fair value with unrealized gains (losses) reported in accumulated other comprehensive income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The following is a summary of the equity securities classified as available-for-sale:

	September 30, 2017
	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

2,939,465 common shares of CV Holdings, Inc.	$58,789	$205,764	$264,553

December 31, 2016

2,939,465 common shares of CV Holdings, Inc.	$58,789	$558,499	$617,288

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

A summary of our Agency IOs activity is as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Balance at beginning of period	$4,602,722	$4,786,175
Changes in fair value	(160,190)	(343,643)
Balance at end of period	$4,442,532	$4,442,532

Three and Nine Months Ended September 30, 2016
Balance at beginning of period	$—
Additions from the Acquisition	4,908,283
Changes in fair value	(46,021)
Balance at end of period	$4,862,262

The UPB of loans associated with our Agency IOs was $839.2 million and $904.4 million at September 30, 2017 and December 31, 2016, respectively, which mature between 2035 and 2036. During the three and nine months ended September 30, 2017, we recognized interest income related to these Agency IOs of $0.3 million and $0.9 million, respectively, and $0.3 million during both the three and nine months ended September 30, 2016.

Held-to-Maturity

As part of the SBL Program securitizations described above, we are required to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk of the securitization.  During the nine months ended September 30, 2017, we retained 49%, or $28.1 million initial face value of two B Piece bonds, at a discount, for $18.3 million and sold the remaining 51% to the third party at par.  Prior to 2017, a third party investor agreed to purchase the entire B Piece of each SBL Program securitization at par.  These held-to-maturity securities are carried at cost, net of unamortized discounts and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.55% and have an estimated weighted average maturity of 6.1 years. The weighted average effective interest rate was 13.38% at September 30, 2017,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

including the accretion of discount. Approximately $3.4 million is estimated to mature within one year, $11.3 million is estimated to mature after one year through five years, $8.1 million is estimated to mature after five years through ten years and $5.2 million is estimated to mature after ten years.

The following is a summary of the held-to-maturity securities we held at September 30, 2017:

	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
B Piece bonds	$28,035,293	$18,851,089	$31,908	$18,882,997

We do not intend to sell these investments and it is not more-likely-than-not that we will be required to sell these investments before recovering the cost basis, which may be at maturity.  These securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  As of September 30, 2017, no impairment was recorded on these held-to-maturity securities. During the three and nine months ended September 30, 2017, we recorded interest income of $0.5 million and $0.9 million, respectively, related to these investments.

Note 9 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2017	December 31, 2016	September 30, 2017

Arbor Residential Investor LLC	$26,821,643	$28,917,457	$—
West Shore Café	2,120,347	2,050,347	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
JT Prime	425,000	425,000	—
East River Portfolio	68,923	83,222	1,705,938
Lexford Portfolio	100	100	—
Issuers of Junior Subordinated Notes	—	578,000	—
Total	$31,330,740	$33,948,853	$3,393,438

Arbor Residential Investor LLC (“ARI”).  During the three and nine months ended September 30, 2017, we recorded a loss of $1.3 million and $1.9 million, respectively, and during the three and nine months ended September 30, 2016, we recorded income of $3.9 million and $8.5 million, respectively, to income from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business.

During the nine months ended September 30, 2017, we funded $0.6 million of additional mortgage purchases in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform. During the nine months ended September 30, 2017, we received cash distributions from this joint venture totaling $0.9 million (which were classified as a return of capital). During the three and nine months ended September 30, 2017 we recorded income of less than $0.1 million and $0.1 million, respectively, and during the three and nine months ended September 30, 2016, we recorded income of $0.3 million and $0.4 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The summarized statements of operations for our investment in ARI are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Statements of Operations:
Total revenues	$32,429,382	$71,040,665	$108,195,846	$172,929,878
Total expenses	40,214,486	47,256,537	120,232,132	128,120,821
Net (loss) income	$(7,785,104)	$23,784,128	$(12,036,286)	$44,809,057

Arbor’s share of (loss) income	$(1,230,905)	$4,167,233	$(1,844,144)	$8,885,528

Lexford Portfolio. In the three and nine months ended September 30, 2017, we received distributions of $0.7 million and $2.0 million, respectively, and in the three and nine months ended September 30, 2016, we received distributions of $0.7 million and $2.1 million, respectively, from this equity investment which was recognized as income. See Note 19 — Agreements and Transactions with Related Parties for details.

Issuers of Junior Subordinated Notes.  In the first quarter of 2017, we purchased, at a discount, a portion of our junior subordinated notes. In connection with this extinguishment of debt, we settled our investment in these affiliated entities. See Note 11 — Debt Obligations for details.

Equity Participation Interest.  In the third quarter of 2017, we received $1.5 million from the redemption of a 25% equity participation interest we held in a multifamily property, which is included in income from equity affiliates on the consolidated statements of income. Prior to this transaction, our basis in this investment was zero.

Note 10 — Real Estate Owned and Held-For-Sale

Our real estate assets at both September 30, 2017 and December 31, 2016 were comprised of a hotel property and an office building.

Real Estate Owned

	September 30, 2017			December 31, 2016
	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,293,651	$4,509,000	$7,802,651	$3,293,651	$4,509,000	$7,802,651
Building and intangible assets	30,643,722	1,955,454	32,599,176	30,473,898	1,563,254	32,037,152
Less: Impairment loss	(13,307,354)	—	(13,307,354)	(11,200,000)	—	(11,200,000)
Less: Accumulated depreciation and amortization	(9,089,355)	(650,398)	(9,739,753)	(8,658,737)	(489,261)	(9,147,998)
Real estate owned, net	$11,540,664	$5,814,056	$17,354,720	$13,908,812	$5,582,993	$19,491,805

For the nine months ended September 30, 2017 and 2016, our remaining hotel property had a weighted average occupancy rate of 55% and 58%, respectively, a weighted average daily rate of $113 and $108, respectively, and weighted average revenue per available room of $62 and $63, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million. During the first half of 2017, we received additional market analyses, including discussions with market participants, which resulted in further impairments totaling $2.7 million.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Our real estate assets had restricted cash balances due to escrow requirements totaling $0.7 million at both September 30, 2017 and December 31, 2016.

Real Estate Held-For-Sale

In 2016, we sold our three remaining multifamily properties and a hotel property for a total of $50.7 million and recognized a gain of $11.6 million. A portion of the sales proceeds were used to payoff the outstanding debt on the multifamily properties of $27.1 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

Nine Months Ended September 30, 2016

Revenue:
Property operating income	$2,845,231
Expenses:
Property operating expenses	1,994,346
Depreciation	334,631
Net income	$516,254

There were no properties classified as held-for-sale during the nine months ended September 30, 2017.

Note 11 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

				September 30, 2017			December 31, 2016
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate

Structured Business
$150 million repurchase facility	Oct. 2018	Oct. 2019	L + 2.25% to 3.50%	$149,157,816	$253,150,000	3.63%	$106,051,080	$183,827,574	3.12%

$100 million repurchase facility	June 2019	N/A	L + 2.00%	2,407,564	6,600,000	3.28%	21,598,322	34,850,000	2.96%

$75 million credit facility	Dec. 2017	N/A	L + 2.125% to 2.50%	12,096,267	28,088,500	3.40%	38,703,886	63,158,500	2.94%

$75 million credit facility	June 2018	N/A	L + 2.00%	16,206,619	42,300,000	3.28%	23,276,773	31,725,000	2.81%

$50 million credit facility	Feb. 2018	Feb. 2019	L + 2.00%	25,000,000	31,250,000	3.28%	46,373,641	58,000,000	2.81%

$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	3,563,565	4,625,000	4.54%	7,956,000	9,885,000	4.08%

$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	13,909,625	18,753,364	3.78%	—	—	—

$10 million credit facility	Mar. 2018	N/A	L + 2.50%	10,000,000	—	3.78%	—	—	—

$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	1,997,894	—	3.21%	2,532,966	—	3.21%

Total				$234,339,350	$384,766,864	3.58%	$246,492,668	$381,446,074	3.02%

Agency Business

$500 million ASAP agreement	N/A	N/A	L + 1.05%	$49,508,743	$49,508,743	2.28%	$142,556,962	$142,556,962	1.65%

$150 million credit facility (2)	Jan. 2018	N/A	L + 1.40%	80,709,289	80,786,203	2.63%	268,530,211	268,571,797	2.05%

$150 million credit facility (3)	July 2018	N/A	L + 1.35%	131,409,000	131,559,000	2.64%	210,009,449	210,138,900	2.05%

$100 million credit facility (4)	June 2018	N/A	L + 1.30%	64,881,000	64,881,000	2.53%	39,047,500	39,047,500	1.95%

$100 million repurchase facility	Aug. 2018	N/A	L + 1.35%	1,479,155	1,542,000	2.58%	—	—	—

Total				$327,987,187	$328,276,946	2.56%	$660,144,122	$660,315,159	1.96%

Consolidated total				$562,326,537	$713,043,810	2.99%	$906,636,790	$1,041,761,233	2.25%

(1)              The debt carrying value for the Structured Business at September 30, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $1.6 million and $1.9 million, respectively. The debt carrying value for the Agency Business at both September 30, 2017 and December 31, 2016 was net of unamortized deferred finance costs of $0.3 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

(2)              The committed amount under the facility was temporarily increased to $200.0 million, which expired in April 2017, and again to $225.0 million, which expired in August 2017.

(3)              The committed amount under the facility was temporarily increased to $350.0 million, which expired in February 2017.

(4)              The committed amount under the facility was temporarily increased to $250.0 million, which expires in January 2018.

Structured Business

At September 30, 2017 and December 31, 2016, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, noted in the above table, was 3.58% and 3.02%, respectively. Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 4.06% and 3.42% at September 30, 2017 and December 31, 2016, respectively. The leverage on our loans and investment portfolio financed through our credit facilities and repurchase agreements, excluding the $10.0 million working capital line of credit and the $3.0 million master security agreement used to finance leasehold improvements at our corporate office, was 58% and 64% at September 30, 2017 and December 31, 2016, respectively.

In October 2017, we amended our $150.0 million repurchase facility increasing the committed amount by $75.0 million to $225.0 million.

In September 2017, we entered into a $25.5 million credit facility to finance a multifamily bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in October 2019.

In June 2017, we replaced a $100.0 million credit facility with a $100.0 million repurchase facility with the same financial institution which matures in June 2019 and bears interest at 200 basis points over LIBOR, representing a 15 basis point rate decrease. The facility has a maximum advance rate of 75%.

In June 2017, we extended the maturity date of our $75.0 million credit facility that bears interest at a rate of 200 basis points over LIBOR to June 2018.

In March 2017, we entered into a $10.0 million unsecured working capital line of credit that bears interest at a rate of 250 basis points over LIBOR. This line of credit is scheduled to mature in March 2018 and is renewable annually.

Agency Business

In July 2017, we amended one of our $150.0 million credit facilities to provide a short term extension to the maturity date and reduce the interest rate 5 basis points to 135 basis points over LIBOR. In September 2017, we extended the maturity date to July 2018.

In August 2017, we entered into a $100.0 million repurchase facility that bears interest at a rate of 135 basis points over LIBOR and matures in August 2018. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

In June 2017, we amended our $100.0 million credit facility to extend the maturity date to June 2018 and reduced the interest rate 5 basis points to 130 basis points over LIBOR. The amended agreement also provided us with the option of temporarily increasing the committed amount to $250.0 million subject to prior written notice. In July 2017, we exercised our option and increased the committed amount to $250.0 million, which expires in January 2018.

We have a $500.0 million Multifamily As Soon as Pooled ® Plus (“ASAP”) agreement with Fannie Mae, which, in March 2017, was increased from $400.0 million. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of 105 basis points over LIBOR (with a LIBOR Floor of 0.35%). ASAP provides us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

In September 2017, we simultaneously terminated our then existing $30.0 million letter of credit facility and entered into a new $50.0 million letter of credit facility with a different financial institution. The new facility bears interest at a fixed rate of 2.875%, representing a 12.5 basis point decrease from the prior facility, matures in September 2020 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL Program. At September 30, 2017, the letters of credit outstanding include $42.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL Program.

Collateralized Loan Obligations (“CLOs”)

The following table outlines borrowings and the corresponding collateral under our CLOs:

				Collateral (3)
	Debt			Loans		Cash
September 30, 2017	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	Unpaid Principal	Carrying Value	Restricted Cash (4)

CLO VIII	$282,874,000	$278,296,193	2.58%	$324,190,963	$322,527,190	$40,809,037
CLO VII	279,000,000	275,035,774	3.27%	313,857,643	312,693,431	35,142,358
CLO VI	250,250,000	247,207,545	3.76%	303,821,532	302,750,497	21,178,468
CLO V	267,750,000	265,690,976	3.72%	312,933,082	311,904,481	37,066,918
Total CLOs	$1,079,874,000	$1,066,230,488	3.32%	$1,254,803,220	$1,249,875,599	$134,196,781

December 31, 2016	Face Value	Carrying Value (1)	Wtd. Avg. Rate	Unpaid Principal	Carrying Value	Restricted Cash (3)

CLO VI	$250,250,000	$246,442,883	3.30%	$324,569,105	$323,350,928	$430,895
CLO V	267,750,000	264,864,114	3.26%	344,679,286	343,747,570	5,320,715
CLO IV	219,000,000	217,134,112	3.06%	291,319,123	290,429,019	8,680,878
Total CLOs	$737,000,000	$728,441,109	3.21%	$960,567,514	$957,527,517	$14,432,488

(1)   Debt carrying value is net of $13.6 million and $8.6 million of deferred financing fees at September 30, 2017 and December 31, 2016, respectively.

(2)   At September 30, 2017 and December 31, 2016, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 3.88% and 3.71%, respectively.

(3)   As of September 30, 2017 and December 31, 2016, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO VIII — In August 2017, we completed a collateralized securitization vehicle (“CLO VIII”), issuing six tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $312.1 million. Of the total CLO notes issued, $282.9 million were investment grade notes issued to third party investors and $29.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $293.7 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $71.3 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date. Subsequently, the issuer will own loan obligations with a face value of $365.0 million.  We retained a residual interest in the portfolio with a notional amount of $82.1 million, including the $29.2 million below investment grade notes.  The notes had an initial weighted average interest rate of 1.31% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VII — In April 2017, we completed CLO VII, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $279.0 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $296.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three-year replacement

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $63.8 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized prior to the end of the second quarter of 2017 resulting in the issuer owning loan obligations with a face value of $360.0 million.  We retained a residual interest in the portfolio with a notional amount of $81.0 million.  The notes had an initial weighted average interest rate of 1.99% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO IV — In September 2017, we completed the unwind of CLO IV, redeeming $219.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO VIII), as well as with cash held by CLO IV, and expensed $1.1 million of deferred financing fees into interest expense on the consolidated statements of income.

We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

The debt carrying value of our senior unsecured notes at September 30, 2017 and December 31, 2016 were $95.1 million and $94.5 million, respectively, which were net of $2.8 million and $3.3 million, respectively, of deferred financing fees. The notes are due in 2021; however, they became eligible for redemption by us on May 16, 2017.  Including certain fees and costs, the weighted average note rate was 8.16% and 8.15% at September 30, 2017 and December 31, 2016, respectively.

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

The notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement. The initial conversion rate was 119.3033 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $8.38 per share of common stock. At September 30, 3017, the notes had a conversion rate of 120.0428 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of $8.33 per share of common stock.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate of 7.50% at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.00 years and 2.75 years at September 30, 2017 and December 31, 2016, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The principal balance, unamortized discount and net carrying value of the liability and equity components of the notes were as follows:

	Liability				Equity
	Component				Component
Period	Principal Balance	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
September 30, 2017	$100,000,000	$1,809,470	$2,809,409	$95,381,121	$2,531,926

December 31, 2016	$86,250,000	$2,119,436	$3,470,526	$80,660,038	$2,178,647

During the three months ended September 30, 2017, we incurred total interest expense on the notes of $2.2 million, of which $1.6 million, $0.4 million and $0.2 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. During the nine months ended September 30, 2017, we incurred total interest expense on the notes of $6.6 million, of which $4.8 million, $1.1 million and $0.7 million related to the 6.50% cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our total cost of the notes is 8.68% per annum.

The average price of our common stock during the second quarter of 2017 exceeded the conversion price, as calculated in accordance with the terms of the indenture. Therefore, the notes impacted our diluted earnings per share for the nine months ended September 30, 2017. Diluted earnings per share was not impacted for any other period presented. See Note 18 — Equity for details.

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.4 million and $157.9 million at September 30, 2017 and December 31, 2016, respectively, which is net of a deferred amount of $12.7 million and $14.9 million, respectively, (which is being amortized into interest expense over the life of the notes) and $2.2 million and $3.1 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR. The current weighted average note rate was 4.17% and 3.82% at September 30, 2017 and December 31, 2016, respectively.  Including certain fees and costs, the weighted average note rate was 4.27% and 3.94% at September 30, 2017 and December 31, 2016, respectively.

Related Party Financing

In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. At both September 30, 2017 and December 31, 2016, the outstanding principal balance was $50.0 million. During the three and nine months ended September 30, 2017, we recorded interest expense related to this financing of $1.0 million and $2.9 million, respectively, and $0.8 million during both the three and nine months ended September 30, 2016.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at September 30, 2017.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any CLO, all cash flows from such CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of September 30, 2017, as well as on the most recent determination dates in October 2017.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

A summary of our CLO compliance tests as of the most recent determination dates in October 2017 is as follows:

Cash Flow Triggers	CLO V	CLO VI	CLO VII	CLO VIII

Overcollateralization (1)

Current	130.72%	129.87%	129.03%	129.03%

Limit	129.72%	128.87%	128.03%	128.03%

Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	211.97%	240.15%	287.79%	360.90%

Limit	120.00%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination (1)	CLO V	CLO VI	CLO VII	CLO VIII
October 2017	130.72%	129.87%	129.03%	129.03%
July 2017	130.72%	129.87%	129.03%	—
April 2017	130.72%	129.87%	—	—
January 2017	130.72%	129.87%	—	—
October 2016	130.72%	129.87%	—	—

(1) The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

Note 12 — Allowance for Loss-Sharing Obligations

A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$32,797,406	$—	$32,407,554	$—
Allowance for loss-sharing obligations assumed in the Acquisition	—	32,616,821	—	32,616,821
Provisions for loss sharing (net of recoveries)	(2,617,064)	1,316,862	(405,494)	1,316,862
Charge-offs, net	(21,878)	(2,820,270)	(1,843,596)	(2,820,270)
Ending balance	$30,158,464	$31,113,413	$30,158,464	$31,113,413

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both September 30, 2017 and December 31, 2016, we had outstanding advances of $0.3 million, which were netted against the allowance for loss-sharing obligations.

At September 30, 2017 and December 31, 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.23 billion and $2.04 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 13 — Derivative Financial Instruments

Structured Business. During the first quarter of 2017, our remaining two qualifying LIBOR cap hedges, with a notional value of $55.6 million, and our remaining two qualifying interest rate swap cash flow hedges, with a notional value of $41.5 million, matured. We entered into the LIBOR cap hedges due to certain CLO agreements requiring a LIBOR cap of 2% and 3% and we entered into the interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2017, the Structured Business did not have any derivative financial instruments. At December 31, 2016, the fair value of our LIBOR cap hedges and interest rate swaps was less than $0.1 million and $(0.2) million, respectively.

The following table presents the effect of our qualifying derivative financial instruments on the statements of income (dollars in thousands):

	Loss Recognized In Other Comprehensive Income (Effective Portion) For the Nine Months Ended September 30,		Loss Reclassified from Accumulated Other Comprehensive Income into Interest Expense (Effective Portion) For the Nine Months Ended September 30,
Derivative	2017	2016	2017	2016
Interest Rate Swaps/Cap	$—	$196	$(237)	$(4,012)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

As of December 31, 2016, the cumulative amount of other comprehensive income (loss) related to net unrealized losses on derivatives designated as qualifying hedges were de minimis.

Agency Business. The following is a summary of our non-qualifying derivative financial instruments:

	September 30, 2017
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	7	$30,179,000	Other Assets/ Other Liabilities	$419,758	$(64,378)
Forward Sale Commitments	81	358,712,203	Other Assets/ Other Liabilities	68,989	(1,817,072)
		$388,891,203		$488,747	$(1,881,450)

	December 31, 2016
Rate Lock Commitments	12	$156,685,400	Other Assets/ Other Liabilities	$2,816,132	$(764,429)
Forward Sale Commitments	105	819,033,129	Other Assets/ Other Liabilities	2,798,858	(1,535,150)
		$975,718,529		$5,614,990	$(2,299,579)

We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower “rate locks” a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2017, we recorded net gains of $0.2 million and net losses of $2.3 million, respectively, from changes in the fair value of these derivatives in other income, net and $18.9 million and $56.2 million, respectively, of income from MSRs. During both the three and nine months ended September 30, 2016, we recorded $0.2 million of net gains from changes in the fair value of these derivatives in other income, net and $16.0 million of income from MSRs. See Note 14 — Fair Value for details.

Note 14 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

	September 30, 2017			December 31, 2016
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$2,094,376,123	$1,997,555,985	$2,056,020,469	$1,790,159,966	$1,695,732,351	$1,749,130,232
Loans held-for-sale, net	333,983,865	333,267,976	338,766,761	675,493,536	673,367,304	683,833,449
Capitalized mortgage servicing rights, net	n/a	247,875,659	293,807,076	n/a	227,742,986	245,455,881
Available-for-sale securities	58,789	4,707,085	4,707,085	58,789	5,403,463	5,403,463
Securities held-to-maturity, net	28,035,293	18,851,089	18,882,997	—	—	—
Derivative financial instuments	100,898,203	488,747	488,747	550,117,700	5,614,990	5,614,990

Financial liabilities:
Credit and repurchase facilities	$564,231,866	$562,326,537	$563,366,477	$908,680,198	$906,636,790	$907,882,886
Collateralized loan obligations	1,079,874,000	1,066,230,488	1,080,228,695	737,000,000	728,441,109	728,642,500
Senior unsecured notes	97,860,025	95,088,379	99,817,226	97,860,025	94,521,566	99,034,345
Convertible senior unsecured notes, net	100,000,000	95,381,121	105,438,000	86,250,000	80,660,038	86,586,375
Junior subordinated notes	154,336,000	139,418,416	93,833,687	175,858,000	157,858,555	105,649,537
Related party financing	50,000,000	50,000,000	53,270,857	50,000,000	50,000,000	55,119,744
Derivative financial instruments	287,993,000	1,881,450	1,881,450	522,650,829	2,451,422	2,451,422

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

Loans held-for-sale, net.  Consists of originated loans that are generally transferred or sold within 60 days of loan funding, and are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics (Level 2). Fair value includes the fair value allocated to the associated future MSRs and is calculated pursuant to the valuation techniques described below for capitalized mortgage servicing rights, net (Level 3).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

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

Securities held-to-maturity, net. Fair values are approximated using Level 3 inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Derivative financial instruments.  The fair values of rate lock and forward sale commitments are estimated using valuation techniques, which include internally-developed models developed based on changes in the U.S. Treasury rate and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loans, see capitalized mortgage servicing rights, net above for details on the applicable valuation technique (Level 3).  We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and our historical experience, the risk of nonperformance by our counterparties is not significant.

Credit facilities and repurchase agreements.  Fair values for the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of September 30, 2017:

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$4,707,085	$4,707,085	$264,553	$—	$4,442,532
Derivative financial instruments	488,747	488,747	—	68,989	419,758

Financial liabilities:
Derivative financial instruments	$1,881,450	$1,881,450	$—	$1,881,450	$—

See Note 8 — Securities for a roll-forward of our available-for-sale securities fair valued using Level 3 inputs.

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair values of these financial and non-financial assets were determined using the following input levels as of September 30, 2017:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$101,284,128	$101,284,128	$—	$—	$101,284,128

Non-financial assets:
Long-lived assets (2)	$11,540,664	$11,540,664	$—	$—	$11,540,664

(1)         We had an allowance for loan losses of $83.3 million relating to six loans with an aggregate carrying value, before loan loss reserves, of $184.5 million at September 30, 2017.

(2)         During the second quarter of 2016, we determined that a real estate owned hotel property exhibited indicators of impairment and an impairment analysis was performed, which resulted in an impairment loss of $11.2 million. During the first half of 2017, we received additional market analyses which resulted in a further impairment loss of $2.7 million.

Loan impairment assessments. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses, when such loan or investment is deemed to be impaired.  We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.  The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

Long-lived assets:  We review our real estate owned assets when events or circumstances change, indicating that the carrying amount of an asset may not be recoverable. In the evaluation of a real estate owned asset for impairment, many factors are considered, including estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. We first compare the undiscounted cash flows to be generated by the asset to the carrying value of such asset. If the undiscounted cash flows are less than the carrying value, we recognize impairment based on discounted cash flows.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

Quantitative information about Level 3 fair value measurements at September 30, 2017 were as follows:

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans (1):

			Discount rate	11.00%
Office	$792,500	Discounted cash flows	Capitalization rate	8.10%
			Revenue growth rate	2.50%

			Discount rate	15.00%
Land	71,441,628	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.00%
Hotel	29,050,000	Discounted cash flows	Capitalization rate	7.00%
			Revenue growth rate	3.30%

Derivative financial instruments:

Rate lock commitments	419,758	Discounted cash flows	W/A discount rate	10.22%

Non-financial assets:
Long-lived assets:
			Discount rate	11.75%
Hotel	11,540,664	Discounted cash flows	Capitalization rate	9.75%
			Revenue growth rate	3.50%
			Hold period	3 years

(1) Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative assets and liabilities, net
Balance at beginning of period	$1,419,530	$—	$2,816,132	$—
Additions from the Acquisition	—	4,528,640	—	4,528,640
Settlements	(18,897,011)	(15,286,185)	(57,578,012)	(15,286,185)
Realized gains recorded in earnings	17,477,481	10,757,545	54,761,880	10,757,545
Unrealized gains recorded in earnings	419,758	681,882	419,758	681,882
Balance at end of period	$419,758	$681,882	$419,758	$681,882

The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
September 30, 2017
Rate lock commitments	$30,179,000	$419,758	$(64,378)	$355,380
Forward sale commitments	358,712,203	—	64,378	64,378
Loans held-for-sale, net (1)	328,533,203	5,450,662	—	5,450,662
Total		$5,870,420	$—	$5,870,420

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from mortgage servicing rights.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of September 30, 2017:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$1,997,555,985	$2,056,020,469	$—	$—	$2,056,020,469
Loans held-for-sale, net	333,267,976	338,766,761	—	333,316,099	5,450,662
Capitalized mortgage servicing rights, net	247,875,659	293,807,076	—	—	293,807,076
Securities held-to-maturity, net	18,851,089	18,882,997	—	—	18,882,997

Financial liabilities:
Credit and repurchase facilities	$562,326,537	$563,366,477	$—	$327,987,187	$235,379,290
Collateralized loan obligations	1,066,230,488	1,080,228,695	—	—	1,080,228,695
Senior unsecured notes	95,088,379	99,817,226	99,817,226	—	—
Convertible senior unsecured notes, net	95,381,121	105,438,000	—	105,438,000	—
Junior subordinated notes	139,418,416	93,833,687	—	—	93,833,687
Related party financing	50,000,000	53,270,857	—	—	53,270,857

Note 15 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $400.9 million for the remainder of 2017, $484.5 million in 2018, $355.5 million in 2019, $427.1 million in 2020, $236.4 million in 2021 and $154.3 million thereafter.

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

As of September 30, 2017, we were required to maintain at least $12.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae.  The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans.  As of September 30, 2017, we met the restricted liquidity requirement with a $42.0 million letter of credit.

As of September 30, 2017, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $27.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements.  As of September 30, 2017, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL Program, we are required to post collateral equal to $5.0 million to ensure that we are able to meet certain purchase and loss obligations required by this program. At September 30, 2017, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

See Note 11 — Debt Obligations for details about the $50.0 million letter of credit agreement we entered into for our restricted cash requirements for the Fannie Mae DUS and Freddie Mac SBL Programs.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13 — Derivative Financial Instruments and Note 14 — Fair Value.

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $68.1 million as of September 30, 2017 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation other than the following:

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

September 30, 2017

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

The assets and liabilities related to these consolidated CLOs are as follows:

	September 30, 2017	December 31, 2016
Assets:
Restricted cash	$136,408,829	$15,542,304
Loans and investments, net	1,249,875,600	957,527,492
Due from related party	11,397,903	—
Other assets	9,441,853	6,982,452
Total assets	$1,407,124,185	$980,052,248

Liabilities:
Collateralized loan obligations	$1,066,230,488	$728,441,109
Other liabilities	2,185,528	1,645,426
Total liabilities	$1,068,416,016	$730,086,535

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  See Note 11 — Debt Obligations for details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 20 VIEs in which we have a variable interest as of September 30, 2017 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2017:

Type	Carrying Amount (1)
Loans	$281,608,227
B Piece bonds	18,851,089
Agency IOs	4,442,532
Equity investments	2,120,447
Total	$307,022,295

(1) Represents the carrying amount of loans and investments before reserves.  At September 30, 2017, $182.8 million of loans to VIEs had corresponding loan loss reserves of $81.6 million.  See Note 4 — Loans and Investments for details. In addition, the maximum loss exposure as of September 30, 2017 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $2.07 billion at September 30, 2017.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

As of September 30, 2017, there were 7,500,000 common shares available under an “At-The-Market” equity offering with JMP Securities LLC.

As of September 30, 2017, we had $323.5 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in July 2016.

Accumulated Other Comprehensive Income. At September 30, 2017, accumulated other comprehensive income was $0.2 million and represents an unrealized gain related to available-for-sale securities. At December 31, 2016, accumulated other comprehensive income was $0.3 million and consisted of a $0.6 million unrealized gain related to available-for-sale securities, partially offset by $0.2 million of net unrealized losses on derivatives designated as cash flow hedges and less than $0.1 million of net deferred losses on terminated interest swaps. See Note 13 — Derivative Financial Instruments for the reclassifications out of accumulated other comprehensive income and into earnings.

Noncontrolling Interest.  Noncontrolling interest relates to the 21,230,769 OP Units issued to ACM to satisfy a portion of the Acquisition purchase price. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 25.6% of the voting power of our outstanding stock at September 30, 2017. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Distributions. The following table presents dividends declared (on a per share basis) during the nine months ended September 30, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
August 2, 2017	$0.18	August 2, 2017	$0.515625	$0.484375	$0.53125
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on August 2, 2017 was for June 1, 2017 through August 31, 2017, the dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017 and the dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On November 1, 2017, the Board of Directors declared a cash dividend of $0.19 per share of common stock.  The dividend is payable on November 30, 2017 to common stockholders of record as of the close of business on November 15, 2017.

Preferred Stock — On November 1, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2017 through November 30, 2017 and are payable on November 30, 2017 to preferred stockholders of record on November 15, 2017.

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

September 30, 2017

the remeasured fair value on May 31, 2017 over the remaining requisite service period. In March 2017, we also issued 74,375 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.6 million to selling and administrative expense in our consolidated statements of income.

We entered into an amended and restated annual incentive agreement (the “2017 annual incentive agreement”) with our chief executive officer, effective January 1, 2017. The chief executive officer’s annual cash bonus and value of his annual long-term equity awards under the 2017 annual incentive agreement each increased 10% as a result of the Company meeting the equity capitalization growth goals in his previous incentive agreement. In addition, the chief executive officer is also eligible to receive a $3.0 million performance-based award of restricted stock annually for five years subject to meeting certain goals related to the integration of the Acquisition. Each $3.0 million award vests in full three years after the grant date and are subject to the chief executive officer’s continued employment. In August 2017, we granted our chief executive officer 357,569 shares of performance-based restricted stock as a result of the Company meeting the goals related to the integration of the Acquisition. The awards had a grant date fair value of $2.7 million and we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income. All other terms of the 2017 incentive agreement are consistent with the chief executive officer’s previous incentive agreement.

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

The following tables reconcile the numerator and denominator of our basic and diluted EPS computations:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$16,420,958	$16,420,958	$10,888,172	$10,888,172
Net income attributable to noncontrolling interest (2)	—	5,661,184	—	3,649,432
Net income attributable to common stockholders and nocontrolling interest	$16,420,958	$22,082,142	$10,888,172	$14,537,604

Weighted average shares outstanding	61,582,796	61,582,796	51,390,467	51,390,467
Dilutive effect of OP Units (2)	—	21,230,769	—	18,230,769
Dilutive effect of restricted stock units (3)	—	1,104,552	—	650,560
Weighted average shares outstanding	61,582,796	83,918,117	51,390,467	70,271,796

Net income per common share (1)	$0.27	$0.26	$0.21	$0.21

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$43,964,070	$43,964,070	$22,261,516	$22,261,516
Net income attributable to noncontrolling interest (2)	—	16,596,415	—	—
Net income attributable to common stockholders and nocontrolling interest	$43,964,070	$60,560,485	$22,261,516	$22,261,516

Weighted average shares outstanding	56,602,504	56,602,504	51,272,795	51,272,795
Dilutive effect of OP Units (2)	—	21,230,769	—	—
Dilutive effect of restricted stock units (3)	—	1,077,178	—	354,755
Dilutive effect of convertible senior unsecurred notes (4)	—	32,468	—	—
Weighted average shares outstanding	56,602,504	78,942,919	51,272,795	51,627,550

Net income per common share (1)	$0.78	$0.77	$0.43	$0.43

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

The Agency Business is operated through our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes.  In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. In the three and nine months ended September 30, 2017, we recorded a tax provision of $6.7 million and $16.2 million, respectively. The provision recorded in the three months ended September 30, 2017 consisted of a current provision of $7.6 million, partially offset by a deferred benefit of $0.9 million, and the provision recorded in the nine months ended September 30, 2017 consisted of a current provision of $16.2 million. In both the three and nine months ended September 30, 2016, we recorded a tax provision of $0.3 million related to state income tax liability. The significant increase in the tax provision in the 2017 periods compared to the same periods in 2016 is due to the utilization of available net operating loss carryforwards during 2016 as well as the growth of our Agency Business during 2017.

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

Note 19 — Agreements and Transactions with Related Parties

Management Agreement. Prior to May 31, 2017, we, ARLP and Arbor Realty SR, Inc. had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3 — Acquisition of Our Former Manager’s Agency Platform for details.

The following table sets forth our base management fees and incentive fees incurred prior to the full internalization of our management team and termination of the existing management agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Management Fees:	2017	2016	2017	2016
Base	$—	$3,325,000	$6,673,260	$8,875,000
Incentive	—	—	—	—
Total management fee	$—	$3,325,000	$6,673,260	$8,875,000

We have entered into a shared services agreement with our Former Manager where we will provide limited support services to our Former Manager and our Former Manager will reimburse us for the costs of performing such services. During the three and nine months ended September 30, 2017, we have incurred $0.3 million and $0.4 million, respectively, of costs for services provided to our Former Manager which are included in due from related party on the consolidated balance sheet.

Other Related Party Transactions. Due from related party was $12.6 million and $1.5 million at September 30, 2017 and December 31, 2016, respectively, and consisted primarily of payoffs to be remitted and escrows held by our affiliated servicing operations related to real estate transactions.

Due to related party was $6.0 million at December 31, 2016 and consisted primarily of base management fees due to our Former Manager that we remitted in the following quarter.

Related party financing was $50.0 million at both September 30, 2017 and December 31, 2016 and represents a preferred equity interest financing agreement we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $1.0 million and $2.9 million in the three and nine months ended September 30, 2017, respectively, and $0.8 million during both the three and nine months ended September 30, 2016. See Note 11 — Debt Obligations for details.

In January 2017, we modified a $5.0 million preferred equity investment, increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment has a fixed interest rate of 11% and matures in January 2020.  In July 2017, we entered into an agreement with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which is generally subordinate to our investment.  Interest income recorded from our investment totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned by a consortium of investors. The consortium of investors includes certain of our officers, including Mr. Kaufman, who own an interest of approximately 41% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.5% with a LIBOR floor of 1% and matures in July 2020. Interest income recorded from this loan totaled $0.4 million for both the three and nine months ended September 30, 2017.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

In March 2017, a consortium of investors, including Mr. Kaufman and our Former Manager, invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in November 2016. The outstanding loans have an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and mature in November 2018. Interest income recorded from these loans totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

In January 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2017. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB.  Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase.

In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Former Manager, who together own interests ranging from approximately 7.8% to 9% in the borrowing entities.  The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In addition, in August 2017, a $6.8 million loan on one of the properties paid off in full. Interest income recorded from these loans totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million for both the three and nine months ended September 30, 2016.

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019.  The preferred equity investment has a fixed interest rate of 10% and matures in November 2017.  Interest income recorded from these loans totaled $0.3 million for both the three months ended September 30, 2017 and 2016 and $0.9 million for both the nine months ended September 30, 2017 and 2016.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019.  Interest income recorded from this loan totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

In 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5%, with a LIBOR floor of 0.25%.  Interest income recorded from this loan totaled $0.1 million for both the three months ended September 30, 2017 and 2016 and $0.3 million for both the nine months ended September 30, 2017 and 2016.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were extended as of right to October 2018.  Interest income recorded from these loans totaled $0.3 million for both the three months ended September 30, 2017 and 2016 and $0.8 million for both the nine months ended September 30, 2017 and 2016.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Former Manager. The loan bears interest at a fixed rate of 12.5% and matures in April 2025. Interest income recorded from this loan totaled $0.1 million for both the three months ended September 30, 2017 and 2016 and $0.3 million for both the nine months ended September 30, 2017 and 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

In 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Former Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was to mature in April 2018.  The loan was repaid in full in the fourth quarter of 2016. Interest income recorded from this loan totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.

In 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date in February 2018.  To accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest an additional $2.0 million preferred equity investment that is generally subordinate to ours.  During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors.  Interest income recorded from this investment totaled $1.0 million for the nine months ended September 30, 2016.

In 2015, we invested $9.6 million for 50% of our Former Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform (which $0.6 million was funded in the nine months ended September 30, 2017) and we received cash distributions totaling $14.0 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.9 million was received in the nine months ended September 30, 2017). We recorded a loss from these investments of $1.2 million and $1.8 million during the three and nine months ended September 30, 2017, respectively, and income of $4.2 million and $8.9 million during the three and nine months ended September 30, 2016, respectively.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended as of right to September 2016. During the third quarter of 2016, one of the loans was repaid in full and we received proceeds of $3.3 million, which was allocated to the consortium of investors. The remaining loan was extended to December 2017.  Interest income recorded from these loans was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan matured in August 2017 and was refinanced with a $43.2 million bridge loan that has an interest rate of 4% over one-month LIBOR with a LIBOR floor of 1.23% and an August 2020 maturity date. We also originated a $4.6 million mezzanine loan in January 2016 to this entity that had a fixed interest rate of 12% and paid off at maturity in August 2017. Interest income recorded from these loans totaled $0.8 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2016, respectively.

In 2014, our Former Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of 4.8% over LIBOR.  In the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Former Manager and the $14.6 million first mortgage was extended to March 2018.  Interest income recorded from these loans totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO consolidated FINANCIAL statements (Unaudited)

September 30, 2017

preferred equity investments and our direct equity investment were repaid in full in the third quarter of 2015. As a result of the direct equity investment, we received distributions totaling $0.7 million and $2.0 million during the three and nine months ended September 30, 2017, respectively, and $0.7 million and $2.1 million during the three and nine months ended September 30, 2016, respectively, which were recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At September 30, 2017, this debt had an aggregate outstanding balance of $845.8 million and is scheduled to mature between 2017 and 2025.

Several of our executives, including our chief financial officer, general counsel and Mr. Kaufman, our chairman, chief executive officer and president, hold similar positions for our Former Manager. Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 70% of the outstanding membership interests of our Former Manager and certain of our employees and directors also hold an ownership interest in our Former Manager. Furthermore, one of our directors serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Former Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Former Manager. Our Former Manager holds 5,349,053 shares of our common stock, and upon the closing of the Acquisition in July 2016, was issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares, which, in total, represents approximately 32% of the voting power of our outstanding stock.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Former Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 20 — Segment Information

As a result of the Acquisition, we evaluate our results from operations from two business segments — our Structured Business and our Agency Business.  See Note 1 — Description of Business for a description of each segment.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The Agency Business information for the three and nine months ended September 30, 2016 in the following tables includes only the operating results of the Acquisition from July 14, 2016 (Acquisition closing date) to September 30, 2016.

	Three Months Ended September 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$37,258,633	$4,880,943	$—	$42,139,576
Interest expense	19,912,991	2,974,603	961,823	23,849,417
Net interest income	17,345,642	1,906,340	(961,823)	18,290,159
Other revenue:
Gain on sales, including fee-based services, net	—	17,126,106	—	17,126,106
Mortgage servicing rights	—	18,897,239	—	18,897,239
Servicing revenue	—	20,231,489	—	20,231,489
Amortization of MSRs	—	(11,711,378)	—	(11,711,378)
Property operating income	2,668,055	—	—	2,668,055
Other income, net	540,241	237,415	—	777,656
Total other revenue	3,208,296	44,780,871	—	47,989,167
Other expenses:
Employee compensation and benefits	5,670,249	19,524,184	—	25,194,433
Selling and administrative	3,014,038	4,592,898	—	7,606,936
Property operating expenses	2,582,745	—	—	2,582,745
Depreciation and amortization	428,562	1,400,454	—	1,829,016
Provision for loss sharing (net of recoveries)	—	(2,617,064)	—	(2,617,064)
Provision for loan losses (net of recoveries)	2,000,000	—	—	2,000,000
Total other expenses	13,695,594	22,900,472	—	36,596,066
Income before income from equity affiliates and provision for income taxes	6,858,344	23,786,739	(961,823)	29,683,260
Income from equity affiliates	995,312	—	—	995,312
Provision for income taxes	—	(6,708,000)	—	(6,708,000)
Net income	7,853,656	17,078,739	(961,823)	23,970,572
Preferred stock dividends	1,888,430	—	—	1,888,430
Net income attributable to noncontrolling interest	—	—	5,661,184	5,661,184
Net income attributable to common stockholders	$5,965,226	$17,078,739	$(6,623,007)	$16,420,958

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

	Three Months Ended September 30, 2016
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$26,893,151	$2,743,076	$—	$29,636,227
Interest expense	14,455,058	1,680,561	830,609	16,966,228
Net interest income	12,438,093	1,062,515	(830,609)	12,669,999
Other revenue:
Gain on sales, including fee-based services, net	—	9,693,822	—	9,693,822
Mortgage servicing rights	—	15,968,067	—	15,968,067
Servicing revenue	—	13,472,408	—	13,472,408
Amortization of MSRs	—	(7,586,524)	—	(7,586,524)
Property operating income	2,960,940	—	—	2,960,940
Other income, net	111,036	248,510	—	359,546
Total other revenue	3,071,976	31,796,283	—	34,868,259
Other expenses:
Employee compensation and benefits	3,460,745	10,755,934	—	14,216,679
Selling and administrative	2,182,406	3,720,625	—	5,903,031
Acquisition costs	—	—	6,406,258	6,406,258
Property operating expenses	2,819,004	—	—	2,819,004
Depreciation and amortization	641,721	1,167,044	—	1,808,765
Provision for loss sharing	—	1,316,862	—	1,316,862
Provision for loan losses (net of recoveries)	(54,000)	—	—	(54,000)
Management fee - related party	1,712,307	1,612,693	—	3,325,000
Total other expenses	10,762,183	18,573,158	6,406,258	35,741,599
Income before income from equity affiliates and provision for income taxes	4,747,886	14,285,640	(7,236,867)	11,796,659
Income from equity affiliates	4,929,375	—	—	4,929,375
Provision for income taxes	—	(300,000)	—	(300,000)
Net income	9,677,261	13,985,640	(7,236,867)	16,426,034
Preferred stock dividends	1,888,430	—	—	1,888,430
Net income attributable to noncontrolling interest	—	—	3,649,432	3,649,432
Net income attributable to common stockholders	$7,788,831	$13,985,640	$(10,886,299)	$10,888,172

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

	Nine Months Ended September 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$95,684,909	$14,447,957	$—	$110,132,866
Interest expense	51,866,274	8,945,898	2,885,469	63,697,641
Net interest income	43,818,635	5,502,059	(2,885,469)	46,435,225
Other revenue:
Gain on sales, including fee-based services, net	—	55,127,004	—	55,127,004
Mortgage servicing rights	—	56,181,638	—	56,181,638
Servicing revenue	—	55,350,118	—	55,350,118
Amortization of MSRs	—	(35,427,217)	—	(35,427,217)
Property operating income	8,754,518	—	—	8,754,518
Other income, net	1,381,847	(2,311,740)	—	(929,893)
Total other revenue	10,136,365	128,919,803	—	139,056,168
Other expenses:
Employee compensation and benefits	13,569,621	53,290,960	—	66,860,581
Selling and administrative	8,993,239	14,142,511	—	23,135,750
Property operating expenses	7,842,571	—	—	7,842,571
Depreciation and amortization	1,340,629	4,201,362	—	5,541,991
Impairment loss on real estate owned	2,700,000	—	—	2,700,000
Provision for loss sharing (net of recoveries)	—	(405,494)	—	(405,494)
Provision for loan losses (net of recoveries)	(455,653)	—	—	(455,653)
Management fee - related party	3,258,772	3,414,488	—	6,673,260
Total other expenses	37,249,179	74,643,827	—	111,893,006
Income before gain on extinguishment of debt, income from equity affiliates and provision for income taxes	16,705,821	59,778,035	(2,885,469)	73,598,387
Gain on extinguishment of debt	7,116,243	—	—	7,116,243
Income from equity affiliates	1,755,145	—	—	1,755,145
Provision for income taxes	—	(16,244,000)	—	(16,244,000)
Net income	25,577,209	43,534,035	(2,885,469)	66,225,775
Preferred stock dividends	5,665,290	—	—	5,665,290
Net income attributable to noncontrolling interest	—	—	16,596,415	16,596,415
Net income attributable to common stockholders	$19,911,919	$43,534,035	$(19,481,884)	$43,964,070

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

	Nine Months Ended September 30, 2016
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$80,681,114	$2,743,076	$—	$83,424,190
Other interest income, net	2,539,274	—	—	2,539,274
Interest expense	40,447,159	1,680,561	830,609	42,958,329
Net interest income	42,773,229	1,062,515	(830,609)	43,005,135
Other revenue:
Gain on sales, including fee-based services, net	—	9,693,822	—	9,693,822
Mortgage servicing rights	—	15,968,067	—	15,968,067
Servicing revenue	—	13,472,408	—	13,472,408
Amortization of MSRs	—	(7,586,524)	—	(7,586,524)
Property operating income	12,719,027	—	—	12,719,027
Other income, net	415,467	248,510	—	663,977
Total other revenue	13,134,494	31,796,283	—	44,930,777
Other expenses:
Employee compensation and benefits	12,100,499	10,755,934	—	22,856,433
Selling and administrative	6,557,219	3,720,625	—	10,277,844
Acquisition costs	—	—	10,261,902	10,261,902
Property operating expenses	10,991,823	—	—	10,991,823
Depreciation and amortization	1,962,366	1,167,044	—	3,129,410
Impairment loss on real estate owned	11,200,000	—	—	11,200,000
Provision for loss sharing	—	1,316,862	—	1,316,862
Provision for loan losses (net of recoveries)	(24,995)	—	—	(24,995)
Management fee - related party	7,262,307	1,612,693	—	8,875,000
Total other expenses	50,049,219	18,573,158	10,261,902	78,884,279
Income before gain on sale of real estate, income from equity affiliates and provision for income taxes	5,858,504	14,285,640	(11,092,511)	9,051,633
Gain on sale of real estate	11,630,687	—	—	11,630,687
Income from equity affiliates	11,193,918	—	—	11,193,918
Provision for income taxes	—	(300,000)	—	(300,000)
Net income	28,683,109	13,985,640	(11,092,511)	31,576,238
Preferred stock dividends	5,665,290	—	—	5,665,290
Net income attributable to noncontrolling interest	—	—	3,649,432	3,649,432
Net income attributable to common stockholders	$23,017,819	$13,985,640	$(14,741,943)	$22,261,516

(1)         Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holder.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

	September 30, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$28,874,347	$55,877,050	$—	$84,751,397
Restricted cash	137,126,053	12,336	—	137,138,389
Loans and investments, net	1,997,555,985	—	—	1,997,555,985
Loans held-for-sale, net	—	333,267,976	—	333,267,976
Capitalized mortgage servicing rights, net	—	247,875,659	—	247,875,659
Securities held to maturity	—	18,851,089	—	18,851,089
Investments in equity affiliates	31,330,740	—	—	31,330,740
Goodwill and other intangible assets	12,500,000	110,666,816	—	123,166,816
Other assets	71,864,641	12,375,170	—	84,239,811
Total assets	$2,279,251,766	$778,926,096	$—	$3,058,177,862

Liabilities:
Debt obligations	$1,630,457,754	$327,987,187	$50,000,000	$2,008,444,941
Allowance for loss-sharing obligations	—	30,158,464	—	30,158,464
Other liabilities	122,924,302	49,852,331	1,054,615	173,831,248
Total liabilities	$1,753,382,056	$407,997,982	$51,054,615	$2,212,434,653

	December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$103,156,034	$35,489,396	$—	$138,645,430
Restricted cash	16,230,051	13,084,878	—	29,314,929
Loans and investments, net	1,695,732,351	—	—	1,695,732,351
Loans held-for-sale, net	—	673,367,304	—	673,367,304
Capitalized mortgage servicing rights, net	—	227,742,986	—	227,742,986
Investments in equity affiliates	33,948,853	—	—	33,948,853
Goodwill and other intangible assets	—	97,489,884	—	97,489,884
Other assets	63,350,947	11,193,562	—	74,544,509
Total assets	$1,912,418,236	$1,058,368,010	$—	$2,970,786,246

Liabilities:
Debt obligations	$1,307,973,936	$660,144,122	$50,000,000	$2,018,118,058
Allowance for loss-sharing obligations	—	32,407,554	—	32,407,554
Other liabilities	133,788,359	38,216,483	1,217,864	173,222,706
Total liabilities	$1,441,762,295	$730,768,159	$51,217,864	$2,223,748,318

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Origination Data:
Structured Business
New loan originations	$473,171,000	$266,599,500	$1,057,003,885	$654,967,500
Loan payoffs / paydowns	270,010,000	118,346,618	723,976,741	418,433,132

Agency Business
Origination Volumes by Investor:
Fannie Mae	$650,373,500	$668,644,832	$2,216,819,525	$668,644,832
Freddie Mac	328,075,000	157,145,000	880,597,200	157,145,000
FHA	18,273,300	24,629,823	189,086,997	24,629,823
CMBS/Conduit	—	—	21,370,000	—
Total	$996,721,800	$850,419,655	$3,307,873,722	$850,419,655
Total loan commitment volume	$928,180,800	$714,820,818	$3,181,367,322	$714,820,818

Loan Sales Data:
Agency Business
Fannie Mae	$665,959,500	$430,371,100	$2,569,821,000	$430,371,100
Freddie Mac	342,629,800	104,448,000	862,376,636	104,448,000
FHA	43,484,109	17,015,115	167,708,801	17,015,115
CMBS/Conduit	—	—	21,370,000	—
Total	$1,052,073,409	$551,834,215 *	$3,621,276,437	$551,834,215 *
Sales margin (fee-based services as a % of loan sales)	1.63%	1.76%	1.52%	1.76%
MSR rate (MSR income as a % of loan commitments)	2.04%	2.23%	1.77%	2.23%

* Loan sales were $970.0 million for the three and nine months ended September 30, 2016, including loans that were acquired as part of the Acquisition.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

	September 30, 2017
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$12,331,135,405	53.7	7.2
Freddie Mac	2,732,536,579	28.6	10.9
FHA	537,553,532	16.5	20.0
Total	$15,601,225,516	48.0	8.3

	December 31, 2016
Fannie Mae	$11,181,152,400	53.4	6.6
Freddie Mac	1,953,244,541	22.3	10.5
FHA	420,688,577	14.4	19.2
Total	$13,555,085,518	47.8	7.6

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We were previously externally managed and advised by ACM and, on May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 1 — Description of Business for details about our business segments and Note 3 — Acquisition of Our Former Manager’s Agency Platform for details about the Acquisition and termination of the management agreement. We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

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

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Income from these investments, principally an equity investment in a residential mortgage banking business, had comprised a significant portion of our operating results during 2016. If interest rates continue to rise, it is likely that income from this investment will continue to be significantly impacted. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

Significant Developments During the Third Quarter of 2017

Financing Activity.

•                  In August 2017, we closed our eighth collateralized securitization vehicle (“CLO VIII”) totaling $365.0 million of real estate related assets and cash, of which $282.9 million of investment grade notes were issued to third party investors and $29.2 million of below investment-grade notes and a $52.9 million equity interest in the portfolio were retained by us. The notes have an initial weighted average interest rate of 1.31% over LIBOR, 68 basis points lower than our last CLO, which closed in April 2017; and

•                  In September 2017, we completed the unwinding of CLO IV, redeeming $219.0 million of outstanding notes which were repaid primarily from refinancing of the remaining assets within our financing facilities and other CLOs, as well as with cash held by CLO IV, and expensed $1.1 million of deferred financing fees into interest expense.

Dividend.  We raised our quarterly dividend to $0.19 per share in the fourth quarter of 2017, which represents a 19% increase in our dividend from a year ago and a 6% increase from last quarter.

Agency Business Activity.

•                   Loan originations and sales totaled $996.7 million and $1.05 billion, respectively;

•                   Our fee-based servicing portfolio grew 3.9% to $15.60 billion from $15.02 billion at June 30, 2017 and 15.1% from $13.56 billion at December 31, 2016; and

•                   We entered into a new one-year $100.0 million repurchase agreement that bears interest at a rate of 135 basis points over LIBOR and replaced our existing $30.0 million letter of credit facility with a new three-year $50.0 million letter of credit facility that bears interest at a fixed rate of 2.875%.

Structured Business Activity.

•                   Loan originations totaled $473.2 million with a weighted average interest rate of 7.43%;

•                   Loan payoffs were $270.0 million with a weighted average interest rate of 7.50%; and

•                   Through our equity investments, we recorded income of $1.5 million from the redemption of an equity participation interest we held and $0.7 million from a cash distribution from another of our equity investments. This income was partially offset by the recognition of a $1.2 million loss from our investment in a residential mortgage banking business.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our Structured Business portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  The past economic downturn had a significant negative impact on both us and our borrowers and limited our ability for growth.  If similar economic conditions recur in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

We rely on the capital markets to generate capital for financing the growth of our business. While we have been successful in generating capital through the debt and equity markets over the past several quarters, there can be no assurance that we will continue to have access to the equity and debt markets.  If we were to experience a prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

The Federal Reserve has increased its targeted Federal Rate twice so far in 2017 for a total increase of 50 basis points. The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy, including tax reform and deregulation. While there is uncertainty regarding the specifics and timing of any policy changes, any such actions could impact our business. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. We expect the current interest rate environment to continue for the near term as the Federal Reserve has stated that it will take a measured and conservative approach to future interest rate decisions.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) released the GSE 2017 Scorecard (“2017 Scorecard,”) which established Fannie Mae’s and Freddie Mac’s loan origination caps at $36.5 billion (“2017 Caps”) each for the multifamily finance market, no change from the 2016 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2017 Caps upward should the market be larger than expected. The 2017 Scorecard also provides exclusions for loans to properties in underserved markets. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues, therefore, a decline in our GSE originations would negatively impact our financial results. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline and/or rent growth subsides, it may limit our new mortgage loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and delinquencies have generally declined as property values increase and borrowers’ access to financing has improved.  If the markets were to deteriorate and the U.S. experienced a prolonged economic downturn, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2017 to December 31, 2016:

Cash and cash equivalents decreased $53.9 million, primarily due to funding new loan originations and investments, distributions from unwinding CLO IV, the payment made to fully internalize our management team and terminate the existing management agreement with our Former Manager and the payment of distributions to our stockholders, partially offset by proceeds received from loan sales and payoffs, proceeds from the public offering of our common stock and issuance of convertible notes, transferring loans into our CLO vehicles and interest and fees from our investments.

Restricted cash increased $107.8 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans. Restricted cash for the Agency Business represents cash collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

Our Structured loan and investment portfolio balance was $2.10 billion and $1.80 billion at September 30, 2017 and December 31, 2016, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $333.0 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.04% and 5.71% at September 30, 2017 and December 31, 2016, respectively.  Including certain fees earned and costs associated with the Structured portfolio, the weighted average current interest rate was 6.84% and 6.39% at September 30, 2017 and December 31, 2016, respectively.  Advances on our financing facilities totaled $1.67 billion and $1.35 billion at September 30, 2017 and December 31, 2016, respectively, with a weighted average funding cost of 3.87% and 3.91%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.48% and 4.45% at September 30, 2017 and December 31, 2016, respectively. Activity from our Structured Business portfolio was comprised of the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Loans originated	$473,171,000	$1,057,003,885
Number of loans	23	59
Weighted average interest rate	7.43%	7.47%

Loans paid-off	$270,010,000	$723,976,741
Number of loans	22	52
Weighted average interest rate	7.50%	6.92%

Loans extended	$156,156,830	$311,356,206
Number of loans	12	32

Our loans held-for-sale, net from the Agency Business was $333.3 million and $673.4 million at September 30, 2017 and December 31, 2016, respectively. These loans are generally sold within 60 days from the loan origination date. The decrease was primarily related to loan sales exceeding loan originations by $313.4 million during the nine months ended September 30, 2017, as noted in the following table.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$650,373,500	$665,959,500	$2,216,819,525	$2,569,821,000
Freddie Mac	328,075,000	342,629,800	880,597,200	862,376,636
FHA	18,273,300	43,484,109	189,086,997	167,708,801
CMBS/Conduit	—	—	21,370,000	21,370,000
Total	$996,721,800	$1,052,073,409	$3,307,873,722	$3,621,276,437

Our capitalized mortgage servicing rights, net increased $20.1 million at September 30, 2017, primarily due to MSRs recorded on new loan originations. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At September 30, 2017, the weighted average estimated life remaining of our MSRs was 7.1 years.

Securities held-to-maturity, net totaling $18.9 million represents the retained portions of the bottom tranche bonds, or “B Piece” of Freddie Mac SBL Program securitizations. See Note 8 — Securities for details.

Goodwill and other intangible assets increased $25.7 million, primarily due to $25.0 million of goodwill recorded in connection with the internalization of our management team and termination of our existing management agreement with our Former Manager and a $4.9 million adjustment made to the Acquisition purchase price allocation, which was offset by the amortization of intangible assets. See Note 2 — Basis of Presentation and Significant Accounting Policies and Note 3 — Acquisition of Our Former Manager’s Agency Platform for details.

Liabilities — Comparison of balances at September 30, 2017 to December 31, 2016:

Credit facilities and repurchase agreements decreased $344.3 million, primarily due to a $332.2 million decrease in financings on our loans held-for-sale, as a result of loan sales exceeding loan originations during the nine months ended September 30, 2017.

Collateralized loan obligations increased $337.8 million due to the issuances of CLO VII and CLO VIII, where we issued a total of $561.9 million of CLO notes to third party investors, partially offset by the unwind of CLO IV totaling $219.0 million.

Convertible senior unsecured notes, net increased $14.7 million, primarily due to the issuance of an additional $13.8 million of the 6.50% convertible senior unsecured notes. See Note 11 — Debt Obligations for details.

Junior subordinated notes decreased $18.4 million, primarily due to the repurchase of certain of our junior subordinated notes with a carrying value of $19.8 million. We recorded a gain of $7.1 million upon extinguishment of this debt in the first quarter of 2017.

Equity

In May 2017, we completed a public offering where we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million. We used $25.0 million of the proceeds to exercise our option to fully internalize our management team and terminate the existing management agreement with our Former Manager. The remaining amount was used to make investments and for general corporate purposes. We currently have $323.5 million available under our $500.0 million shelf registration statement.

Distributions

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2017:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
August 2, 2017	$0.18	August 2, 2017	$0.515625	$0.484375	$0.53125
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)              The dividend declared on August 2, 2017 was for June 1, 2017 through August 31, 2017, the dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017 and the dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

Common Stock — On November 1, 2017, the Board of Directors declared a cash dividend of $0.19 per share of common stock.  The dividend is payable on November 30, 2017 to common stockholders of record as of the close of business on November 15, 2017.

Preferred Stock — On November 1, 2017, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2017 through November 30, 2017 and are payable on November 30, 2017 to preferred stockholders of record on November 15, 2017.

Deferred Compensation

We issued 374,580 shares of restricted stock to employees of ours and our Former Manager, including our chief executive officer, 74,375 shares to the independent members of the Board of Directors and up to 448,980 performance-based restricted common stock units to our chief executive officer in the first quarter of 2017.  In August 2017, we also granted our chief executive officer 357,569 shares of performance-based restricted stock as a result of the Company meeting the goals related to the integration of the Acquisition. See Note 17 — Equity for details.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table provides our consolidated operating results:

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	Amount	Percent

Interest income	$42,139,576	$29,636,227	$12,503,349	42%
Interest expense	23,849,417	16,966,228	6,883,189	41%
Net interest income	18,290,159	12,669,999	5,620,160	44%
Other revenue:
Gain on sales, including fee-based services, net	17,126,106	9,693,822	7,432,284	77%
Mortgage servicing rights	18,897,239	15,968,067	2,929,172	18%
Servicing revenue, net	8,520,111	5,885,884	2,634,227	45%
Property operating income	2,668,055	2,960,940	(292,885)	(10)%
Other income, net	777,656	359,546	418,110	116%
Total other revenue	47,989,167	34,868,259	13,120,908	38%
Other expenses:
Employee compensation and benefits	25,194,433	14,216,679	10,977,754	77%
Selling and administrative	7,606,936	5,903,031	1,703,905	29%
Acquisition costs	—	6,406,258	(6,406,258)	nm
Property operating expenses	2,582,745	2,819,004	(236,259)	(8)%
Depreciation and amortization	1,829,016	1,808,765	20,251	1%
Provision for loss sharing (net of recoveries)	(2,617,064)	1,316,862	(3,933,926)	nm
Provision for loan losses (net of recoveries)	2,000,000	(54,000)	2,054,000	nm
Management fee - related party	—	3,325,000	(3,325,000)	nm
Total other expenses	36,596,066	35,741,599	854,467
Income before income from equity affiliates and provision for income taxes	29,683,260	11,796,659	17,886,601	152%
Income from equity affiliates	995,312	4,929,375	(3,934,063)	(80)%
Provision for income taxes	(6,708,000)	(300,000)	(6,408,000)	nm
Net income	23,970,572	16,426,034	7,544,538	46%
Preferred stock dividends	1,888,430	1,888,430	—	—
Net income attributable to noncontrolling interest	5,661,184	3,649,432	2,011,752	55%
Net income attributable to common stockholders	$16,420,958	$10,888,172	$5,532,786	51%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and corresponding weighted average yields (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,769,722	$31,232	7.00%	$1,540,872	$23,597	6.08%
Mezzanine / junior participation loans	96,471	2,232	9.18%	114,318	2,041	7.08%
Preferred equity investments	130,409	3,489	10.62%	71,616	1,113	6.17%
Core interest-earning assets	1,996,602	36,953	7.34%	1,726,806	26,751	6.15%
Cash equivalents	235,669	306	0.51%	204,441	142	0.28%
Total interest-earning assets	$2,232,271	$37,259	6.62%	$1,931,247	$26,893	5.52%

Structured Business interest-bearing liabilities:

Warehouse lines	$173,285	$1,975	4.52%	$209,098	$1,787	3.39%
CLO	1,090,568	12,104	4.40%	885,914	7,746	3.47%
Trust preferred	154,336	1,636	4.21%	175,858	1,612	3.64%
Unsecured debt	198,462	4,198	8.39%	97,860	1,995	8.09%
Interest rate swaps	—	—	—	—	1,315	—
Total interest-bearing liabilities	$1,616,651	19,913	4.89%	$1,368,730	14,455	4.19%
Net interest income		$17,346			$12,438

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to a $10.4 million, or 39%, increase from our Structured Business.  The Structured Business increase was largely due to a 16% increase in our average core interest-earning assets, as a result of loan originations exceeding loan payoffs, and a 19% increase in the average yield on core interest-earning assets, primarily due to a $2.1 million increase in fee income from accelerated runoff and an increase in the average LIBOR rate. The increase from our Agency Business of $2.1 million, or 78%, was primarily due to a period-over-period increase in average loans held-for-sale, along with the impact of thirteen additional operating days in the third quarter of 2017 from the Acquisition completed on July 14, 2016.

The increase in interest expense was primarily due to a $5.5 million, or 38%, increase from our Structured Business. The Structured Business increase was largely due to an 18% and 17% increase in the average debt balance and cost of our interest-bearing liabilities, respectively. The increase in the average debt balance was primarily due to the growth in our loan portfolio, as well as the issuance of our convertible senior unsecured notes. The increase in the average cost of our interest-bearing liabilities was due to $1.1 million of accelerated fees related to the unwind of CLO IV, a higher rate on the convertible senior unsecured notes, as compared to our overall portfolio, and an increase in the average LIBOR rate, partially offset by a lower rate on CLO VIII, as compared to our overall portfolio, and the runoff of swaps in the first quarter of 2017. The increase from our Agency Business of $1.3 million, of 77%, was primarily due to an increase in our average debt balance, as a result of an increase in the average loans held-for-sale, along with the impact of thirteen additional operating days in the third quarter of 2017 from the Acquisition, partially offset by improved rates in certain credit facilities.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a $500.2 million, or 91%, increase in loan sales, due in part to thirteen additional operating days in the third quarter of 2017 from the Acquisition, partially offset by a 13 basis point decrease in the sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) from 1.76% to 1.63% in the third quarter of 2017. Agency loan sales for this period were $1.05 billion, compared to $551.8 million in the 2016 comparable period.

The increase in income from MSRs was primarily due to a $213.4 million, or 30%, increase in loan commitment volume, as a result of an increase in Freddie Mac SBL originations, and thirteen additional operating days in the third quarter of 2017 from the Acquisition. This increase was partially offset by a 30 basis point decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.23% to 2.04% in the third quarter of 2017, which was due to Freddie Mac SBL loans carrying a lower rate than our overall portfolio.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and thirteen additional operating days in the third quarter of 2017 from the Acquisition. Our servicing portfolio increased 24% from $12.60 billion at September 30, 2016 to $15.60 billion at September 30, 2017.  Our servicing revenue, net in the third quarter of 2017 and 2016 includes $11.7 million and $7.6 million of amortization, respectively.

Other Expenses

The increase in employee compensation and benefits expense was due to several factors, including the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017, thirteen additional operating days in the third quarter of 2017 from the Acquisition and increases in commissions and headcount as a result of increases in our both our Structured and Agency portfolios during 2017.

The increase in selling and administrative expenses was primarily due to an increase in legal and consulting fees and rent, along with the impact of an additional thirteen days of expenses in the third quarter of 2017 from the Acquisition.

Acquisition costs for the three months ended September 30, 2016 represent costs incurred related to the Acquisition, which was completed in July 2016.  See Note 3 — Acquisition of Our Former Manager’s Agency Platform for details.

The decrease in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business.

The increase in the provision for loan losses was due to an additional $2.0 million provision recorded in the third quarter of 2017 related to a preferred equity investment.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017.

Income from Equity Affiliates

The decrease in income from equity affiliates was primarily related to a $1.2 million loss incurred in connection with our investment in a residential mortgage banking business during the third quarter of 2017, as compared to $4.2 million of income in the third quarter of 2016, partially offset by income of $1.5 million in the third quarter of 2017 from the redemption of an equity participation interest we held.

Provision for Income Taxes

The provision for income taxes of $6.7 million for the three months ended September 30, 2017 was related to the income from our Agency Business, which is operated through our TRS Consolidated Group.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to our Former Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 25.6% of our outstanding stock at September 30, 2017.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table provides our consolidated operating results:

	2017	2016	Amount	Percent

Interest income	$110,132,866	$83,424,190	$26,708,676	32%
Other interest income, net	—	2,539,274	(2,539,274)	nm
Interest expense	63,697,641	42,958,329	20,739,312	48%
Net interest income	46,435,225	43,005,135	3,430,090	8%
Other revenue:
Gain on sales, including fee-based services, net	55,127,004	9,693,822	45,433,182	nm
Mortgage servicing rights	56,181,638	15,968,067	40,213,571	nm
Servicing revenue, net	19,922,901	5,885,884	14,037,017	nm
Property operating income	8,754,518	12,719,027	(3,964,509)	(31)%
Other income, net	(929,893)	663,977	(1,593,870)	nm
Total other revenue	139,056,168	44,930,777	94,125,391	nm
Other expenses:
Employee compensation and benefits	66,860,581	22,856,433	44,004,148	nm
Selling and administrative	23,135,750	10,277,844	12,857,906	nm
Acquisition costs	—	10,261,902	(10,261,902)	nm
Property operating expenses	7,842,571	10,991,823	(3,149,252)	(29)%
Depreciation and amortization	5,541,991	3,129,410	2,412,581	77%
Impairment loss on real estate owned	2,700,000	11,200,000	(8,500,000)	(76)%
Provision for loss sharing (net of recoveries)	(405,494)	1,316,862	(1,722,356)	nm
Provision for loan losses (net of recoveries)	(455,653)	(24,995)	(430,658)	nm
Management fee - related party	6,673,260	8,875,000	(2,201,740)	(25)%
Total other expenses	111,893,006	78,884,279	33,008,727	42%
Income before gain on extinguishment of debt, gain on sale of real estate, income from equity affiliates and provision for income taxes	73,598,387	9,051,633	64,546,754	nm
Gain on extinguishment of debt	7,116,243	—	7,116,243	nm
Gain on sale of real estate	—	11,630,687	(11,630,687)	nm
Income from equity affiliates	1,755,145	11,193,918	(9,438,773)	(84)%
Provision for income taxes	(16,244,000)	(300,000)	(15,944,000)	nm
Net income	66,225,775	31,576,238	34,649,537	110%
Preferred stock dividends	5,665,290	5,665,290	—	—
Net income attributable to noncontrolling interest	16,596,415	3,649,432	12,946,983	nm
Net income attributable to common stockholders	$43,964,070	$22,261,516	$21,702,554	97%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and corresponding weighted average yields (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$1,680,662	$84,039	6.69%	$1,479,995	$70,023	6.30%
Mezzanine / junior participation loans	96,534	5,238	7.25%	109,750	5,690	6.91%
Preferred equity investments	89,078	5,640	8.47%	81,413	4,331	7.09%
Core interest-earning assets	1,866,274	94,917	6.80%	1,671,158	80,044	6.38%
Cash equivalents	198,745	768	0.52%	208,985	637	0.41%
Total interest-earning assets	$2,065,019	$95,685	6.20%	$1,880,143	$80,681	5.72%

Structured Business interest-bearing liabilities:

Warehouse lines	$191,259	$5,931	4.15%	$200,006	$5,149	3.43%
CLO	938,075	28,489	4.06%	807,516	20,621	3.40%
Trust preferred	156,149	4,752	4.07%	175,858	4,685	3.55%
Unsecured debt	196,819	12,499	8.49%	97,860	5,985	8.15%
Interest rate swaps	—	195	—	—	4,007	—
Total interest-bearing liabilities	$1,482,302	51,866	4.68%	$1,281,240	40,447	4.21%
Net interest income		$43,819			$40,234

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income is comprised of $15.0 million from our Structured Business and $11.7 million from our Agency Business. The $15.0 million, or 19%, increase from our Structured Business was primarily due to a 12% increase in our average core interest-earning assets, as a result of loan originations exceeding loan payoffs, and a 7% increase in the average yield on core interest-earning assets, largely due to an increase in the average LIBOR rate and higher rates on originations compared to payoffs. The increase in our Agency Business is due to the full period impact in 2017 of the Acquisition completed in the third quarter of 2016.

Other interest income, net was $2.5 million for the nine months ended September 30, 2016. During 2015, we acquired a $116.0 million defaulted first mortgage at par, which paid off during 2015. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

The increase in interest expense is comprised of $11.4 million from our Structured Business, $7.3 million from our Agency Business and $2.1 million from the seller financing entered into in connection with the Acquisition. The $11.4 million, or 28%, increase from our Structured Business was primarily due to a 16% increase in the average balance of our interest-bearing liabilities and an 11% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to an increase in our loan portfolio, as well as from the issuance of our convertible senior unsecured notes and CLOs. The increase in the average cost of our interest-bearing liabilities was due to $1.1 million of accelerated fees related to the unwind of CLO IV, a higher rate on the convertible senior unsecured notes, as compared to our overall portfolio, and an increase in the average LIBOR rate, partially offset by a lower rate on CLO VIII, as compared to our overall portfolio, and the runoff of swaps in the first quarter of 2017.   The increase in our Agency Business is due to the full period impact in 2017 of the Acquisition.

Other Revenue

Within our Agency Business, our primary revenue sources which include gain on sales, including fee-based services, net; mortgage servicing rights; and servicing revenue, net each increased substantially during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to the Acquisition completed in the third quarter of 2016. Our 2017 results reflect the full period impact of the Acquisition, compared to less than three months impact in 2016.

The decrease in property operating results (income less expenses) was primarily due to the sale of several properties during 2016 and the vacancy of our real estate owned office building in April 2017.

The decrease in other income, net was primarily due to a decline in the fair value of our forward sale commitments held by our Agency Business at September 30, 2017.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $42.5 million from our Agency Business and $1.5 million from our Structured Business. The increase in our Agency Business is due to the full period impact in 2017 of the Acquisition. The $1.5 million, or 12%, increase from our Structured Business was primarily associated with the employees that transferred to us as a result of the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017.

The increase in selling and administrative expenses is comprised of $10.4 million from our Agency Business and $2.4 million from our Structured Business. The increase in our Agency Business is due to the full period impact in 2017 of the Acquisition. The $2.4 million, or 37%, increase from our Structured Business was primarily due to an increase in professional fees and rent expense that was recorded directly by the Structured Business, which was previously charged through the management fee prior to the Acquisition, as the lease contracts were assumed in connection with the Acquisition.

Acquisition costs for the nine months ended September 30, 2016 represent costs incurred related to the Acquisition, which was completed in July 2016.  See Note 3 — Acquisition of Our Former Manager’s Agency Platform for details.

The increase in depreciation and amortization is comprised of $3.0 million from our Agency Business partially offset by a $0.6 million decrease from our Structured Business. The increase in our Agency Business is due to the full period impact in 2017 of the amortization of intangibles related to the Acquisition. The $0.6 million, or 32%, decrease in our Structured Business was primarily due to the sale of several real estate owned properties during 2016.

Impairment loss on real estate owned was $2.7 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively. During the second quarter of 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss. During the first half of 2017, we received additional market analyses which resulted in a further impairment loss on this property.

The decrease in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business, partially offset by the full period impact in 2017 of reserves related to the Acquisition.

The recovery of loan losses for the nine months ended September 30, 2017 was due to the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million and a $0.7 million reserve recovery on a multifamily bridge loan, partially offset by a $2.0 million provision on a preferred equity investment.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2017, we purchased, at a discount, certain of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Gain on Sale of Real Estate

During the nine months ended September 30, 2016, we sold three multifamily properties and a hotel property for $50.7 million and recognized a gain of $11.6 million.

Income from Equity Affiliates

The decrease in income from equity affiliates was primarily related to a $1.8 million loss incurred from our investment in a residential mortgage banking business during the nine months ended September 30, 2017, as compared to $8.9 million of income in the 2016 comparable period, partially offset by income of $1.5 million in the nine months ended September 31, 2017 from the redemption of an equity participation interest we held.

Provision for Income Taxes

The provision for income taxes of $16.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, was related to the income from our Agency Business, which is operated through our TRS Consolidated Group.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued to our Former Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 25.6% of our outstanding stock at September 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity. Liquidity is a measure of our ability to meet our potential cash requirements, including ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and, as an approved designated seller/servicer of Freddie Mac’s SBL Program, operational liquidity requirements of the GSE agencies, fund new loans and investments, fund operating costs and distributions to our stockholders, as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  We closely monitor our liquidity position and believe our existing sources of funds and access to additional liquidity will be adequate to meet our liquidity needs.

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

Cash Flows. Cash flows provided by operating activities totaled $387.9 million during the nine months ended September 30, 2017 and consisted primarily of net cash inflows of $333.7 million, as a result of loan sales exceeding loan originations in our Agency Business, and net income, adjusted for noncash items, of $60.5 million. We had net cash inflows from loans-held-for-sale during the nine months ended September 30, 2017 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination. At September 30, 2017, we had loans held-for-sale, net totaling $333.3 million that are expected to be sold in the fourth quarter of 2017.

Cash flows used in investing activities totaled $350.8 million during the nine months ended September 30, 2017.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations from our Structured Business totaling $1.05 billion, net of payoffs and paydowns of $758.1 million, resulted in net cash outflows of $293.3 million. Cash used in investing activities also includes a $25.0 million cash payment to fully internalize our management team and terminate the existing management agreement with our Former Manager, $22.6 million of cash used to fund holdbacks and reserves on our loans and investments and an $18.3 million cash payment to purchase the B Piece of the SBL Program securitizations.

Cash flows used in financing activities totaled $91.0 million during the nine months ended September 30, 2017, and consisted primarily of net cash outflows of $344.4 million from debt facility activities (facility paydowns were greater than funded loan originations), outflows of $219.0 million for the redemption of CLO IV, a $107.8 million increase in restricted cash, primarily from the payoff of loans in our CLO vehicles, $47.8 million in distributions to our stockholders and OP Unit holder, a $12.7 million partial payoff of our junior subordinated notes and $11.5 million payment for deferred financing costs. These cash outflows were primarily offset by $561.9 million of proceeds from the issuances of CLO VII and VIII, $76.2 million of net proceeds from a public offering of our common stock and $13.8 million of net proceeds from the issuance of convertible senior unsecured notes.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies.  Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements.  Our adjusted net worth and liquidity exceeded the agencies’ requirements as of September 30, 2017. See Note 15 — Commitments and Contingencies for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13 — Derivative Financial Instruments and Note 14 — Fair Value.

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

The following is a summary of our debt instruments:

	September 30, 2017
Debt Instruments	Commitment	Principal Balance (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$537,497,894	$235,954,920	$301,542,974	2017 - 2020
Collateralized loan obligations (2)	1,079,874,000	1,079,874,000	—	2017 - 2021
Senior unsecured notes	97,860,025	97,860,025	—	2021
Convertible unsecured senior notes	100,000,000	100,000,000	—	2019
Junior subordinated notes	154,336,000	154,336,000	—	2034 - 2037
Structured Business total	1,969,567,919	1,668,024,945	301,542,974

Agency Business
Credit facilities (3)	1,150,000,000	328,276,946	821,723,054	2018

Other
Related party financing	50,000,000	50,000,000	—	2021

Consolidated total	$3,169,567,919	$2,046,301,891	$1,123,266,028

(1)         Principal balance excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2017.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt instruments in the table above, including their restrictive covenants, as well as our $50.0 million letter of credit facility, are described in Note 11 — Debt Obligations.

Contractual Obligations. Other than the changes made to our debt obligations described in Note 11 — Debt Obligations, including, but not limited to, entering into and unwinding CLOs and closing new or modifying existing credit facilities, there has been no significant changes made to our contractual obligations disclosed in our 2016 Annual Report during the nine months ended September 30, 2017.  Refer to Note 15 — Commitments and Contingencies for a description of our debt maturities by year and our unfunded commitments as of September 30, 2017.

Agreements and Transactions with Related Parties. On May 31, 2017, we exercised our option to fully internalize our management team and terminated the existing management agreement with our Former Manager for $25.0 million. See Note 19 —Agreements and Transactions with Related Parties for details of our related party transactions.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 13— Derivative Financial Instruments for details about our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2016 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2017, there were no material changes to these policies.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred tax (benefit) provision and the amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains (losses) on sales of real estate. We are generally not in the business of operating real estate property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure.  Therefore, we deem such impairment and gains (losses) on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$16,420,958	$10,888,172	$43,964,070	$22,261,516
Adjustments:
Gain on sale of real estate	—	—	—	(11,630,687)
Net income attributable to noncontrolling interest	5,661,184	3,649,432	16,596,415	3,649,432
Impairment loss on real estate owned	—	—	2,700,000	11,200,000
Depreciation - real estate owned	172,657	443,684	591,755	1,764,329
Depreciation - investments in equity affiliates	101,447	93,588	304,341	280,764
Funds from operations (1)	$22,356,246	$15,074,876	$64,156,581	$27,525,354
Adjustments:
Income from mortgage servicing rights	(18,897,239)	(15,968,067)	(56,181,638)	(15,968,067)
Impairment loss on real estate owned	—	—	(2,700,000)	(11,200,000)
Deferred tax (benefit) provision	(922,000)	—	15,000	—
Amortization and write-offs of MSRs	15,927,329	7,586,524	46,140,491	7,586,524
Depreciation and amortization	1,882,543	1,365,081	5,623,203	1,365,081
Net (gain) loss on changes in fair value of derivatives	(237,415)	(248,510)	2,311,740	(248,510)
Gain on sale of real estate	—	—	—	11,630,687
Stock-based compensation	847,128	777,080	3,833,361	2,940,174
Acquisition costs	—	6,406,258	—	10,261,902
Adjusted funds from operations (1)	$20,956,592	$14,993,242	$63,198,738	$33,893,145

Diluted FFO per share (1)	$0.27	$0.21	$0.81	$0.48
Diluted AFFO per share (1)	$0.25	$0.21	$0.80	$0.59
Diluted weighted average shares outstanding (1)	83,918,117	70,271,796	78,942,919	57,748,830

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of September 30, 2017, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$2,094,376,123	$4,314,668	$(3,000,994)	$8,640,845	$(5,429,989)
Interest expense from debt obligations	$(1,718,024,946)	3,670,418	(3,670,418)	7,340,835	(7,340,835)
Total net interest income		$644,250	$669,424	$1,300,010	$1,910,846

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)         The quoted one-month LIBOR rate was 1.23% as of September 30, 2017.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $9.3 million as of September 30, 2017, while a 100 basis point decrease would increase the fair value by approximately $9.9 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2017.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 15 — Commitments and Contingencies.  We have not made a loss accrual for any litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2016 Annual Report.

Item 6.   Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

10.1

Indenture, dated August 24, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Loan Obligation Management Agreement, dated August 24, 2017, by and between Arbor Realty Collateral Management, LLC and Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD.

10.3

Placement Agreement, dated August 7, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL2 LLC and J.P. Morgan Securities LLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2017, filed on November 3, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                 Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.

**          Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed August 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: November 3, 2017	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: November 3, 2017	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer