Form 10-K
period 2017-12-31
ARBOR REALTY TRUST INC
filed 2018-02-23
CIK 1253986

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2017 (computed based on the closing price on such date as reported on the NYSE) was $437.4 million. As of February 16, 2018, the registrant had 61,723,387 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as "anticipate," "expect," "believe," "intend," "should," "will," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I

Item 1.    Business

        In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as "Arbor," "we," "us," "our," or the "Company" unless we specifically state otherwise or the context indicates otherwise.

Overview

        Arbor is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Business and our Agency Business. Through our Structured Loan Origination and Investment Business, or "Structured Business," we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Loan Origination and Servicing Business, or "Agency Business," which was formed as a result of the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM" or our "Former Manager") in the third quarter of 2016 (the "Acquisition"), we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD") and conduit/commercial mortgage-backed securities ("CMBS") programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.

        We were previously externally managed and advised by ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Acquisition of Our Former Manager's Agency Platform for details.

        Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership ("ARLP"), for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries ("TRS"), which is part of our TRS consolidated group (the "TRS Consolidated Group") and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

Acquisition of Our Former Manager's Agency Platform

        On July 14, 2016, we completed the Acquisition of the agency platform of our Former Manager for an aggregate purchase price of $275.8 million, which was paid with a combination of operating partnership units ("OP Units"), cash and a seller financing instrument. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration was $292.5 million.

        In connection with the Acquisition, we had the option to fully internalize our management team and terminate the existing management agreement with our Former Manager for $25.0 million. On May 31, 2017, we exercised that option and fully internalized our management team, which included approximately 100 employees.

        See Note 3—Acquisition of Our Former Manager's Agency Platform for additional details of the Acquisition and internalization of our management team.

Business Objectives and Strategy

        Our principle business objectives are to maximize the difference between the yield on our investments and the cost of financing these investments, to grow the stable earnings associated with the servicing portfolio of our agency platform, to generate cash available for distribution and facilitate capital appreciation. We believe we can achieve these objectives and maximize the total return to our stockholders through the investment strategies described below:

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

        Manage Credit Quality.    A critical component of our strategy is our ability to manage the real estate risk associated with our investment portfolio. We actively manage the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning investments to improve credit quality and yield.

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

        Long-Established Relationships with GSEs.    Our Agency Business benefits from our long-established relationships with Fannie Mae, Freddie Mac and HUD enabling us to offer a broad range of loan products and services which maximizes our ability to meet our borrowers' needs.

        Leverage the Experience of Executive Officers and Our Employees.    Our executive officers and employees have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 30 years of experience in the financial services industry.

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

        Our bridge loans typically range in size from $5 million to $40 million, have an interest rate range typically between 5% to 6% over 30-day LIBOR, have terms of up to five years and are predominantly secured by first mortgage liens on the property. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers typically use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Our preferred equity investments typically range in size from $1 million to $25 million, have an interest rate range typically between 10% to 14% and have terms of up to ten years. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Through our Agency Business, we focus primarily on the following investment types:

        GSE and HUD Agency Lending.    We are one of 25 approved lenders that participate in Fannie Mae's DUS program and one of 22 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 11 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. Our Agency Business underwrites, originates, sells and services multifamily mortgage loans across the U.S. through these programs and also originates and sells loans through the conduit markets. Our focus is primarily on small balance loans with an average loan size of approximately $5 million. We retain the servicing rights and asset management responsibilities on substantially all loans made under the GSE and HUD programs.

Other Investment Opportunities

        Real Property.    We have, and may in the future, obtain real estate by foreclosure, through partial or full settlement of mortgage debt related to our loans, or as an investment opportunity. We may identify such assets and initiate an asset-specific plan to maximize the value of the investment, which may include appointing a third party property manager, renovating the property, leasing or increasing occupancy, or selling the asset. As such, these transactions may require the use of additional capital prior to completion of the specific plan. In situations where we purchase real property as an investment opportunity, we typically analyze these transactions with the expectation that we will have the ability to sell the property within a one to three year time period for a significant return on invested capital.

        Freddie Mac SBL Program Securities.    We have, and may in the future, invest in bond securities issued by Freddie Mac SBL securitizations from loans we originated and sold under the Freddie Mac SBL program. These securities are carried at cost and are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, over the expected remaining life of the related security as a yield adjustment.

Structured Business Portfolio Overview

        Product type and asset class information about our loan and investment portfolio as of December 31, 2017 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge Loans	Multifamily	120	$1,771,623	6.29%	19.4
	Self Storage	13	301,830	6.22%	32.8
	Land	7	117,495	0.08%	7.9
	Office	5	106,942	6.58%	20.1
	Other	5	124,215	8.70%	26.8

		150	2,422,105	6.10%	20.9

Preferred Equity	Multifamily	9	105,532	8.63%	86.2
	Hotel	1	34,750	0.00%	19.0
	Other	2	2,610	5.23%	26.8

		12	142,892	6.47%	68.7

Mezzanine Loans	Multifamily	3	48,374	11.30%	21.8
	Hotel	1	19,975	14.56%	32.0
	Land	2	15,333	4.70%	11.5
	Other	2	3,859	8.89%	77.3

		8	87,541	10.78%	24.8

Total		170	$2,652,538	6.28%	23.6

(1)
"Weighted Average Pay Rate" is a weighted average, based on each loans unpaid principal balances ("UPB"), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

        Asset class and geographic information for our loan and investment portfolio as of December 31, 2017 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Location	UPB	Percentage
Multifamily	$1,925,529	73%	Texas	$612,483	23%
Self Storage	301,830	11%	New York	562,860	21%
Land	132,828	5%	California	291,730	11%
Office	107,853	4%	Georgia	171,815	7%
Other	184,498	7%	Tennessee	129,068	5%

Total	$2,652,538	100%	Other(1)	884,582	33%

			Total	$2,652,538	100%

(1)
No other individual state represented more than 4% of the total.

        The overall yield on our loan and investment portfolio in 2017 was 6.27% on average assets of $2.18 billion. This yield was computed by dividing the interest income earned during 2017 by the average assets during 2017. Our cost of funds in 2017 was 4.67% on average borrowings of

$1.59 billion. This cost of funds was computed by dividing the interest expense incurred during 2017 by the average borrowings during 2017.

        We also own unconsolidated investments in equity affiliates totaling $23.7 million, which consists primarily of a joint venture with our Former Manager formed to invest in a residential mortgage banking business.

Agency Business Lending and Servicing Overview

        One of the Agency Business's primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans under GSE and HUD programs. Loans originated under GSE and HUD programs are generally sold within 60 days from the loan origination date. Our loan activity in 2017 was comprised of originations totaling $4.46 billion and sales totaling $4.81 billion. Our gains and fees as a percentage of our loan sales volume ("sales margin,") was 151 basis points for 2017.

        We also retain the mortgage servicing rights ("MSRs") on substantially all of the loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets.

        Product and geographic concentration information about our Agency Business servicing portfolio as of December 31, 2017 is as follows ($ in thousands):

Product Concentrations
					Geographic Concentrations
	Loan Count		Wtd. Avg. Servicing Fee Rate	Percent of Total
Product		UPB			State	UPB
Fannie Mae	2,208	$12,502,699	53.6	77%	Texas	22%
Freddie Mac	1,031	3,166,134	29.5	20%	North Carolina	10%
FHA	83	537,482	16.5	3%	California	8%

Total	3,322	$16,206,315	47.7	100%	New York	8%

					Georgia	6%
					Florida	6%
					Other(1)	40%

					Total	100%

(1)
No other individual state represented more than 4% of the total.

Management Agreement

        Prior to May 31, 2017, pursuant to a management agreement, ACM employed certain of our executive officers and other staff who provided us with advisory and professional services vital to our operations, including Structured Business underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

        In addition, we have entered into a shared services agreement with our Former Manager and certain of its affiliates where we will provide limited support services to our Former Manager and our Former Manager will reimburse us for the costs of performing such services.

Operations

        The following describes our lending and investment process for both our Structured and Agency Businesses.

        Origination.    We have a network of sales offices in California, Georgia, Illinois, Indiana, Massachusetts, New Jersey, New York, Ohio, Oklahoma and Texas that staff approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower's needs. Loan originators in every sales office are able to offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

        Underwriting and Risk Management.    Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines below to determine the loan's conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines require it to evaluate the following:

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

        With respect to our Fannie Mae loans, we maintain concentration limits to further mitigate risk. Geographic concentrations of such loans are limited, based on regional employment concentration and trends, and we limit the aggregate amount of such loans subject to full risk-sharing for any one borrower and elect to use modified risk-sharing for such loans of more than $23.0 million, in accordance with Fannie Mae requirements. We also rely heavily on loan surveillance and credit risk management. We have a dedicated group of employees whose sole function is to monitor and analyze loan performance from closing to payoff, with the primary goal of managing and mitigating risk within the Fannie Mae portfolio.

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

        Servicing.    We service all loans and investments through our internal loan servicing department in Depew, New York, which consists of an expanding portfolio of 3,322 loans with outstanding balances of $16.21 billion at December 31, 2017. Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. The servicing group works closely with our asset management group to ensure the appropriate level of customer service and monitoring of loans.

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

        Asset Management.    Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes a plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each underlying property. This group also focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

Operating Policies and Strategies

        Investment Guidelines.    Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our Structured Business leverage (including junior subordinated notes as equity) will generally not exceed 80% of the UPB of our assets, in the aggregate; (6) we will not co-invest with our Former Manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our Former Manager or the affiliate making such co-investment; and (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

        Financing Policies.    We finance our structured finance investments primarily by borrowing against, or "leveraging," our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity-to-assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the Board of Directors has discretion to deviate from or change our indebtedness policy at any time, provided that we are in compliance with our bank covenants. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

        Our structured finance investments are financed primarily by collateralized loan obligations ("CLOs"), credit facilities and repurchase agreements with institutional lenders, junior subordinated notes, senior unsecured notes, a Luxembourg debt fund ("Debt Fund") and convertible debt instruments. Although we expect that these will be the principal means of leveraging these investments, we may issue common stock, preferred stock or secured, unsecured or convertible notes of any maturity if it appears advantageous to do so.

        Our Agency Business finances loan originations with several committed and uncommitted warehouse credit facilities on a short-term basis, as these loans are generally transferred or sold within 60 days from the loan origination date. We also meet our restricted liquidity requirments and purchase and loss obligations with Fannie Mae and Freddie Mac through letters of credit issued by a financial institution.

        Credit Risk Management Policy.    We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We, including our chief credit officer and our asset management group, review and monitor credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our Board of Directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

        We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract, would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is worthwhile.

        Disposition Policies.    We evaluate the asset portfolio in our Structured Business on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds for debt reduction, additional originations, or working capital purposes.

        Equity Capital Policies.    Subject to applicable law, our Board of Directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities and convertible debt instruments, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our Board of Directors.

        Conflicts of Interest Policies.    We, our executive officers, and our Former Manager face conflicts of interests because of our relationships with each other. Our Former Manager has approximately 25% of the voting interest in our stock as of December 31, 2017. Our chairman and chief executive officer, is the chief executive officer of our Former Manager and beneficially owns approximately 70% of the outstanding membership interests of our Former Manager. One of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Former Manager) and a trustee of two trusts that own noncontrolling membership interests in our Former Manager. Our general counsel, is also the general counsel to our Former Manager. Our chief financial officer and treasurer, is the chief financial officer of our Former Manager. Our chief exective officer, one of our directors, general counsel, and chief financial officer, as well as our executive vice president of structured finance, executive vice president of structured securitization and chief credit officer, are members of our Former Manager's executive committee and, excluding our chief exective officer, own minority membership interests in our Former Manager.

        We have implemented several policies, through board action and through the terms of our charter and our agreements with our Former Manager, to help address these conflicts of interest, including the following:

  •
  Our charter requires that a majority of our Board of Directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers; and

  •
  Our Board of Directors adopted a policy that decisions concerning our participation in any transaction with our Former Manager, or its affiliates, including our ability to purchase securities and mortgages or other assets from our Former Manager, or our ability to sell securities and assets to our Former Manager, must be reviewed and approved by a majority of our independent directors.

        Our Board of Directors have approved the operating policies and the strategies set forth above. Our Board of Directors have the power to modify or waive these policies and strategies without the consent of our stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affects the policies and strategies mentioned herein, or that change our assessment of the market, may cause our Board of Directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or a transaction between us, and our Former Manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consists of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

Federal and State Regulation of Commercial Real Estate Lending Activities

        Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the U.S. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities and conduct with borrowers, establish maximum interest rates, finance charges and other charges, require disclosures to borrowers and prohibit illegal discrimination. Although many states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers and loan servicers and adequate disclosure of certain contract terms. We are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the U.S. Department of the Treasury's Office of Foreign Asset Control and other federal and state securities laws and regulations. These legal and regulatory requirements that apply to us are subject to change from time to time and may become more restrictive, making compliance with applicable requirements more difficult, expensive or otherwise restrict our ability to conduct our business in the manner that it is now conducted.

Compliance with Federal, State and Local Environmental Laws

        Properties that we may acquire directly or indirectly through partnerships, and the properties underlying our structured finance investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that acquires ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We endeavor to ensure these properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Requirements of the GSEs and HUD

        To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by these entities, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We are required to originate loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by these agencies. If we fail to comply with the requirements of any of these programs, the agencies may terminate or withdraw our licenses and approvals to participate in the GSE or HUD programs. In addition, the agencies have the authority under their guidelines to terminate a lender's authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on our operations and could result in further disqualification with other counterparties.

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

        We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry experience, including the knowledge of local and national commercial real estate market conditions, loan product expertise and the ability to analyze and manage credit risk. Our competitors also seek to compete aggressively on the basis of these factors and our success depends on the ability to offer attractive loan products, provide superior service, demonstrate its industry knowledge and experience, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE/HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors, or enhance the competitive strength of our existing competitors.

        Although we believe we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter increased competition in the future that could limit our ability to compete effectively.

Employees

        At December 31, 2017, we employed 445 individuals, none of which are represented by a union or subject to a collective bargaining agreement.

Corporate Governance and Internet Address

        Our internet address is www.arbor.com. All of our filings with the Securities and Exchange Commission ("SEC") are made available free of charge through our website, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the committees of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

Item 1A.    Risk Factors

        Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline. The below listed risk factors should not be considered an all inclusive list. New risk factors emerge periodically and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on our Structured and Agency Businesses.

Risks Related to Our Business

An economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

        We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining real estate values. Declining real estate values would likely limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

        Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis, which last occurred in 2007 through 2010. These circumstances materially impact liquidity in the financial markets and result in the scarcity of certain types of financing, and, in certain cases, make certain financing terms less attractive. If economic or market conditions deteriorate, and these adverse conditions return, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us.

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

        We perform an evaluation of our loans on a quarterly basis to determine whether an impairment charge is necessary and adequate to absorb probable losses. The valuation process for our loan and investment portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

        As with other publicly traded equity securities, the value of our stock depends on various market conditions which change from time to time. Among the market conditions that may affect the value of our stock are the following:

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

        A significant portion of our loans and borrowings in our Structured Business are variable-rate instruments based on LIBOR. However, a portion of our loan portfolio is fixed-rate or is subject to interest rate floors that limit the impact of a decrease in interest rates. In addition, certain of our borrowings are also fixed rate or may be subject to interest rate swaps that hedge our exposure to interest rate risk on fixed rate loans financed with variable rate debt. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

        Our future success depends, to a significant extent, upon the continued services of key personnel. In particular, the mortgage lending experience of our chief executive officer and executive vice president of structured finance, and the extent and nature of relationships they have developed with developers and owners of multifamily and commercial properties and other financial institutions, are critical to our success. We cannot assure their continued employment as our officers. The loss of services of one or more members of our management team could harm our business and our prospects.

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

        Before making a loan to a borrower, we assess the strength and skills of such entity's management and other factors we believe are material to the performance of the investment. In performing our due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

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

        We may obtain real estate properties through foreclosure proceedings or investment. Such properties may not perform as expected and may subject us to unknown liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an obtained property up to standards established for its intended market position may be underestimated.

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

        Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

        The Terrorism Risk Insurance Act, or the TRIA, and other current legislation, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

One of our subsidiaries is required to register under the Investment Advisors Act, and is subject to regulation under that Act.

        One of our subsidiaries is subject to the extensive regulation prescribed by the Investment Advisers Act. The SEC oversees activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our subsidiary or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

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

The debt facilities that we may use to finance our investments may require us to provide additional collateral.

        We may use credit facilities and repurchase agreements to finance investments in the future. If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lenders can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, lenders may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

        We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage-financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the leverage to fixed rate using hedging strategies. Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

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

        The terms of CLOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CLO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CLOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive interest payments from assets pledged to secure CLOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CLOs will increase. With respect to future CLOs we may issue, we cannot assure, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

We may not be able to find suitable replacement investments for CLO reinvestment periods.

        CLOs have periods where principal proceeds received from assets securing the CLO can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CLO governing documents and by rating agencies may determine the success of our CLOs. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CLO liabilities and may cause us to reduce the life of the CLO and accelerate the amortization of certain fees and expenses.

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

        Our current investment strategy for our Structured Business emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. The majority of our interest-earning assets and interest-bearing liabilities in our Structured Business have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our statement of income.

Hedging instruments often are not guaranteed by an exchange or its clearing house and involve risks and costs.

        The cost of using hedging instruments increases during periods of rising and volatile interest rates and as the period covered by the instrument lengthens. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

        In addition, hedging instruments involve risk since they currently are often not guaranteed by an exchange or clearing house. The enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Our investments financed in foreign locations may involve significant risks.

        We have financed, and, if the opportunities exist in the future, we may continue to finance, certain of our investments outside of the U.S. Financing investments in foreign locations may expose us to additional risks not typically inherent in the U.S. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets, the lack of available information, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

        Although our current transaction outside the U.S. is denominated in U.S. dollars, future transactions may be denominated in a foreign currency, which would subject us to the risk that the value of a particular currency may change in relation to the U.S. dollar. We may employ hedging techniques to minimize such risk, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability if future transactions outside the U.S. are denominated in a foreign currency.

The loss of, or changes in, our Agency Business's relationships with the GSEs, U.S. Department of HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

        Currently, the Agency Business originates nearly all of its loans for sale through GSE and HUD programs. The Agency Business is approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in New York, New Jersey and Connecticut, a Freddie Mac Targeted Affordable Housing, Manufactured Housing Community, Seniors Housing and SBL lender nationwide, a HUD MAP and LEAN lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

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

        Currently, the Agency Business originates nearly all of its loans for sale through GSE and HUD programs. Additionally, a substantial majority of our servicing rights are derived from loans we sell through GSE and HUD programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we may originate with the GSEs, which in turn would lead to a reduction in fee and interest income we derive with respect to such loans and would also adversely affect our servicing revenue. These effects would likely cause our Agency Business to realize significantly lower revenues from loan originations and servicing fees and ultimately would have a material adverse impact on our financial results.

Conservatorships of the GSEs

        The Federal Housing Finance Agency ("FHFA"), the GSEs' regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs' assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets, what forms they will have and whether they will continue to exist following conservatorship. In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of "contraction" of the GSEs' multifamily businesses to "maintaining" the businesses.

Housing Finance Reform

        Congress has continued to consider housing finance reform. In the past few years, members of Congress introduced several bills to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs' activities prior to being wound down or placed into receivership. The Trump Administration has made comments indicating that housing finance reform may be on their agenda, however, it is unclear at this time what their goals are with respect to the future of the GSE's.

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

        In November 2017, the FHFA released the GSE 2018 Scorecard ("2018 Scorecard,") which established Fannie Mae's and Freddie Mac's loan origination caps at $35.0 billion ("2018 Caps") each for the multifamily finance market, a $1.5 billion decrease from the 2017 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2018 Caps. In addition, the definition of the affordable loan exclusions has added an extremely-high cost market category, continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2018 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2018 Caps accordingly. The 2018 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, the projected annual energy or water savings must be at least 25%. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Our Agency Business is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral with Fannie Mae and we are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2017, the Agency Business had pledged $42.0 million as collateral against future losses under $12.50 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2017, the Agency Business's allowance for loss-sharing balance was $30.5 million. We cannot ensure that this balance will be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

        As a loan servicer for GSEs and HUD, we are the primary contact with the borrower throughout the life of the loan and we are responsible, pursuant to agreements with the GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD, or institutional investor, for taking actions to mitigate losses. We believe we have developed an effective asset management process for tracking each loan we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can make recommendations, decisions regarding loss mitigation are within the control of the GSEs, HUD and institutional investors. When loans become delinquent, we may incur additional expenses in servicing and asset managing the loans and we are required to advance principal and interest payments and tax and insurance escrow amounts. Our Agency Business could also be subject to a loss of its contractual servicing fee, and it could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the UPB of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the MSRs on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on our Agency Business.

A reduction in the prices paid for the loans and services of our Agency Business or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

        The Agency Business's results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans or services or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae related originations, loans are generally sold as Fannie Mae insured securities to third-party investors. For HUD related originations, loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

We satisfy all of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit became unavailable to us for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

        Our Agency Business is required to pledge restricted cash as collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of loss sharing agreements with Fannie Mae. As of December 31, 2017, this requirement totaled $41.8 million and was fully satisfied with a $42.0 million letter of credit issued to Fannie Mae by one of our lenders. We have an additional $3.0 million available under this letter of credit and then will be required to post cash for any future increases in this collateral requirement. Our letter of credit facility expires in September 2020. The facility is collateralized by the servicing cash flow generated from the Agency Business's Fannie Mae portfolio and contains certain financial and other covenants. If we fail to satisfy any of these covenants, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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

        In the event of a breach of any representation or warranty, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-

party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

        For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by the Agency Business are used to reduce the proceeds required to settle any loss share. Our advances may also be reimbursed, to the extent that the default settlement proceeds on the collateral exceed the UPB.

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

        Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 60 basis points to 75 basis points in 2013, which applied to a large portion of the Agency Business's outstanding Fannie Mae at risk portfolio. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 48 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae has indicated that it may increase collateral requirements in the future, which may adversely impact our Agency Business.

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

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and our chief executive officer.

        Our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 70% of the outstanding membership interests of ACM. ACM has approximately 25% of the voting power of our outstanding stock as of December 31, 2017. As a result of our chief executive officer's beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 31% of the voting power of our outstanding stock as of December 31, 2017. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series (excluding OP Units), unless an exemption is granted by the Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing our chief executive officer and ACM, in relation to our chief executive officer's controlling equity interest, a former director, as well as three outside investors, to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2019, 2020 and 2018, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The Agency Business may have adverse tax consequences.

        As REITs, we and Arbor Realty SR, Inc. generally are unable to directly hold certain assets and operations in connection with the Agency Business. As a result, we are holding those assets and operations through our taxable REIT subsidiaries (each, a TRS) of Arbor Realty SR, Inc., which is subject to regular corporate income tax. Moreover, under the REIT asset tests (i) no more than 25% of our total gross assets may consist of non-qualifying assets, including the stock or other securities of one or more TRSs and other non-qualifying assets (such as goodwill and similar assets acquired as a result of the acquisition of our Agency Business), and (ii) for 2018 and subsequent taxable years, no more than 20% of our total gross assets may consist of the stock or other securities of one or more TRSs. In addition, although dividends payable by TRSs constitute qualifying income for purposes of the 95% REIT gross income test, they are non-qualifying income for purposes of the 75% REIT gross income test. Accordingly, if the value of our Agency Business or the income generated thereby increases relative to the value of our other, REIT-compliant assets and income, we or Arbor Realty SR, Inc. may fail to satisfy one or more of the requirements applicable to REITs. Although the Agency Business is not expected to adversely affect our ability, or that of Arbor Realty SR, Inc., to continue to qualify as a REIT in the future, no assurances can be given in that regard.

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

        As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders. In order to qualify for the tax benefits afforded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of a future downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends. The timing and amount of dividends are in the sole discretion of our Board of Directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant.

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

        The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

        The recently enacted Tax Cuts and Jobs Act ("Tax Reform") makes substantial changes to the Internal Revenue Code of 1986. Among those changes for corporations, beginning in 2018, the corporate federal tax rate (which impacts our TRS) has been permanently reduced from 35% to 21%; various currently allowed deductions have been eliminated or modified, including substantial limitations on the deductibility of interest; and the deductions of net operating losses are subject to certain additional limitations. Changes that impact individuals and non-corporate taxpayers (which generally reduce their taxes on a temporary basis subject to "sunset" provisions) include a reduction in the top marginal rate to 37%; capital gain income (including capital gain dividends that we pay) remains subject to tax at 20%; and dividends paid by a REIT (including dividends that we pay that are not capital gain dividends) are eligible for a 20% deduction off of the applicable marginal rate. Therefore, the top marginal rate on such dividends is 29.6% (80% of the top marginal rate of 37%).

        A portion of our dividends (including dividends received from our TRS) may be eligible for preferential rates as "qualified dividend income," which has a top individual tax rate of 20% to U.S. stockholders. In addition, certain U.S. stockholders who are individuals, trusts or estates, and whose income exceeds certain thresholds, are required to pay a 3.8% medicare tax on our dividends and gain from the sale of our stock.

        The effect of the changes made in the Tax Reform is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or common stock or market conditions generally. Furthermore, many of the provisions of the Tax Reform will require guidance through the issuance of treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Reform next year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Item 3.    Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than the litigation described in Note 16—Commitments and Contingencies—Litigation of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated. Additionally, see Note 9—Investments in Equity Affiliates for information surrounding a litigation settlement involving an indirect interest in one of our equity investments.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." On February 9, 2018, there were 15,711 record holders of our common stock, including persons holding shares in broker accounts under street names. The closing sale price for our common stock, as reported on the NYSE on February 16, 2018, was $8.43. The following table shows the intra-day high and low sales prices per share as reported on the NYSE and dividends declared and paid for the past two years.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2017				2016
Fourth Quarter(1)	$8.84	$8.12	$0.19	Fourth Quarter	$7.88	$6.92	$0.16
Third Quarter	$8.50	$7.88	$0.18	Third Quarter	$7.99	$7.00	$0.16
Second Quarter	$8.99	$7.83	$0.18	Second Quarter	$7.20	$6.59	$0.15
First Quarter	$8.40	$7.11	$0.17	First Quarter	$7.35	$6.01	$0.15

(1)
On February 21, 2018, our Board of Directors declared a dividend of $0.21 per common share for the fourth quarter of 2017.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2017 regarding the 2017 Amended Omnibus Stock Incentive Plan, as amemded and restated (the "2017 Plan"), which is our only equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Plan(1)	0	N/A	3,596,828
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	3,596,828

(1)
On May 17, 2017, the stockholders authorized the issuance of an additional 5,000,000 shares of our common stock to be used for grants under the 2017 Plan. At December 31, 2017, there are 3,596,828 shares remaining under the 2017 Plan.

Performance Graph

        The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2012 to December 31, 2017. The graph assumes a $100 investment on January 1, 2013 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from S&P Global Market Intelligence.

Total Return Performance

	Period Ended
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Arbor Realty Trust, Inc.	100.00	119.02	130.34	150.01	170.67	216.04
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
NAREIT All REITs Index	100.00	103.21	131.23	134.23	146.69	160.29
FTSE NAREIT Mortgage REITs Index	100.00	98.04	115.57	105.31	129.38	154.98

        In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this report. Prior period amounts have been reclassified to conform to current period presentation ($ in thousands, except per share data).

	Year Ended December 31,
	2017	2016(1)	2015	2014	2013
Operating Data:
Net interest income	$66,105	$55,089	$64,933	$58,813	$56,966
Total other revenue	190,487	94,511	27,936	34,287	32,418
Total other expenses	149,889	110,920	74,067	68,649	72,812
Total other gains, net	4,165	24,626	34,627	68,597	4,727
Provision for income taxes	(13,359)	(825)	—	—	—
Net income	97,509	62,481	53,429	93,048	21,299
Preferred stock dividends	7,554	7,554	7,554	7,256	4,507
Net income attributable to common stockholders	65,835	42,796	45,875	85,792	16,668
Share Data:
Income per share, basic(2)	1.14	0.83	0.90	1.71	0.39
Income per share, diluted(2)(3)	1.12	0.83	0.90	1.70	0.39
Dividends declared per common share	0.72	0.62	0.58	0.52	0.50

	December 31,
	2017	2016(1)	2015	2014	2013
Balance Sheet Data:
Loans and investments, net	$2,579,127	$1,695,732	$1,450,334	$1,459,476	$1,523,700
Total assets	3,625,945	2,970,786	1,827,392	1,866,494	1,868,383
Total debt	2,531,236	2,018,118	1,173,189	1,246,080	1,269,701
Redeemable preferred stock	89,508	89,508	89,296	89,296	67,655
Total equity	864,556	747,038	565,091	535,455	437,596

	Year Ended December 31,
	2017	2016(1)	2015	2014	2013
Loan Volume Data:
Structured Business Originations
New loan originations	$1,842,974	$847,683	$828,218	$900,666	$591,537
Loan payoffs / paydowns	924,120	553,409	828,670	972,312	402,162
Agency Business Originations
Fannie Mae	$2,929,481	$1,668,581	$—	$—	$—
Freddie Mac	1,322,498	456,422	—	—	—
FHA	189,087	24,630	—	—	—
CMBS/Conduit	21,370	—	—	—	—

Total	$4,462,436	$2,149,633	$—	$—	$—

Total loan commitment volume	$4,344,328	$2,129,720	$—	$—	$—

	Year Ended December 31,
	2017	2016(1)	2015	2014	2013
Agency Business Loan Sales
Fannie Mae	$3,223,953	$1,130,392	$—	$—	$—
Freddie Mac	1,399,029	332,320	—	—	—
FHA	170,554	29,673	—	—	—
CMBS/Conduit	21,370	—	—	—	—

Total(4)	$4,814,906	$1,492,385	$—	$—	$—

Sales margin (fee-based services as a % of loan sales)	1.51%	1.65%	—	—	—

MSR rate (MSR income as a % of loan commitments)	1.77%	2.11%	—	—	—

Other Data:
Funds from operations(5)	$94,330	$56,883	$43,902	$92,078	$25,009
Adjusted funds from operations(5)	83,880	48,992	58,262	95,422	26,959
Funds from operations per share, diluted(5)	1.17	0.92	0.86	1.83	0.58
Adjusted funds from operations per share, diluted(5)	1.04	0.79	1.14	1.89	0.63

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

(3)
In 2009, we issued one million warrants as part of a debt restructuring which had a dilutive effect for the year ended December 31, 2013. In 2014, we acquired and cancelled all of the warrants.

(4)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

(5)
See Non-GAAP Financial Measures below for definitions and calculations of funds from operations and adjusted funds from operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the sections of this report entitled "Forward-Looking Statements," "Risk Factors" and "Selected Financial Data," along with the historical consolidated financial statements including related notes, included in this report.

Overview

        Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We were previously externally managed and advised by ACM and, on May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 1—Description of Business for details about our business segments and Note 3—Acquisition of Our Former Manager's Agency Platform for details about the Acquisition and termination of the management agreement. We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met.

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

        Income earned from our structured transactions.    Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. If interest rates continue to rise, it is likely that income from these investments will continue to be significantly impacted. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

Significant Developments During 2017

        Internalization of Management Team.    We exercised our option to fully internalize our management team and terminate the existing management agreement with ACM for $25.0 million. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

Capital Markets Activity.

  •
  In November 2017, we issued $143.8 million aggregate principal amount of 5.375% convertible senior unsecured notes, which mature in 2020, for net proceeds of $139.2 million;

  •
  We completed a public offering in which we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million;

  •
  We purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million; and

  •
  We issued an additional $13.8 million of the 6.50% convertible senior unsecured notes under the same terms as the original issuance in October 2016 and received net proceeds of $13.4 million.

Financing Activity.

  •
  We closed three new collateralized securitization vehicles, CLO VII, CLO VIII and CLO IX (issued in December 2017), totaling $1.21 billion of real estate related assets and cash, of which $918.3 million of investment grade notes were issued to third party investors and below investment-grade notes of $61.0 million and $225.7 million of equity interests in the portfolios were retained by us;

  •
  We completed the unwinding of CLO IV, redeeming $219.0 million of outstanding notes which were repaid primarily from refinancing of the remaining assets within our financing facilities and other CLOs, as well as with cash held by CLO IV, and expensed $1.1 million of deferred financing fees into interest expense;

  •
  We increased capacity in our credit facilities and repurchase agreements by more than $200.0 million, including a new one-year $100.0 million agency repurchase agreement, and increased an existing structured credit facility by $75.0 million; and

  •
  In November 2017, we formed a $100.0 million Debt Fund and issued $70 million of variable rate notes which mature in 2025.

        Dividend.    We raised our quarterly common dividend to $0.21 per share in the first quarter of 2018, a 24% increase over the quarterly common dividend paid in the prior year comparable quarter of $0.17 per share.

Agency Business Activity.

  •
  Loan originations and sales totaled $4.46 billion and $4.81 billion, respectively; and

  •
  Our fee-based servicing portfolio grew 19.6% to $16.21 billion from $13.56 billion at December 31, 2016.

Structured Business Activity.

  •
  Loan originations totaled $1.84 billion with a weighted average interest rate of 7.04%;

  •
  Loan runoff totaled $924.1 million with a weighted average interest rate of 7.10%;

  •
  A fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, resulting in a $1.8 million reserve recovery; and

  •
  We recorded impairment losses totaling $3.2 million on real estate owned properties based on impairment analyses performed.

Current Market Conditions, Risks and Recent Trends

        Our ability to execute our business strategy, particularly the growth of our Structured Business portfolio of loans and investments, depends on many factors, including our ability to access capital and financing on favorable terms. The past economic downturn had a significant negative impact on both us and our borrowers and limited our ability for growth. If similar economic conditions recur in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

        We rely on the capital markets to generate capital for financing the growth of our business. While we have been successful in generating capital through the debt and equity markets throughout 2017, there can be no assurance that we will continue to have access to such markets. If we were to experience a prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

        The Federal Reserve increased its targeted Federal Rate three times in 2017 for an aggregate increase of 75 basis points. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. We expect the current interest rate environment to continue for the near term as the Federal Reserve has stated that it will take a measured and conservative approach to future interest rate decisions.

        The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy, including the recently enacted Tax Reform. As a result of the Tax Reform, we expect to realize a benefit from the reduction of the corporate federal income tax rate from 35% to 21%, as our Agency Buisiness operates in a TRS. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

        We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency ("FHFA") released the GSE 2018 Scorecard ("2018 Scorecard,") which established Fannie Mae's and Freddie Mac's loan origination caps at $35.0 billion ("2018 Caps") each for the multifamily finance market, a $1.5 billion decrease from the 2017 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2018 Caps. In addition, the definition of the affordable loan exclusions has added an extremely-high cost market category, continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2018 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2018 Caps accordingly. The 2018 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, the projected annual energy or water savings must be at least 25%. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues, therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

        The economic environment over the past few years has experienced continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio. We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, since 2013, the levels of modifications and delinquencies have declined as property values have increased and borrowers' access to financing has improved. If the markets were to deteriorate and the U.S. experienced a prolonged economic downturn, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2017 to December 31, 2016:

        Cash and cash equivalents decreased $34.3 million, primarily due to an increase in restricted cash from proceeds available to fund additional loans in CLO IX which closed in late December 2017, the payment of distributions to our stockholders, funding of structured loans and investments growth (net of new debt financings) and the payment made to fully internalize our management team and terminate the existing management agreement with our Former Manager, partially offset by cash from operations of the business and proceeds from the public offering of our common stock.

        Restricted cash increased $110.1 million, primarily due to proceeds available in CLO IX for the purpose of funding additional loans subsequent to the closing date in late December 2017. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds available for redeployment into new assets or disbursement to bondholders primarily from loan payoffs and paydowns, as well as unfunded loan commitments and interest payments received from loans. Restricted cash for the Agency Business represents cash collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of the loss-sharing agreements.

        Our Structured loan and investment portfolio balance was $2.66 billion and $1.80 billion at December 31, 2017 and 2016, respectively. This increase was primarily due to loan originations exceeding payoffs and other reductions by $918.9 million. See below for details.

        Our portfolio had a weighted average current interest pay rate of 6.28% and 5.71% at December 31, 2017 and 2016, respectively. Including certain fees earned and costs associated with the Structured portfolio, the weighted average current interest rate was 6.99% and 6.39% at December 31, 2017 and 2016, respectively. Advances on our financing facilities totaled $2.24 billion and $1.35 billion at December 31, 2017 and 2016, respectively, with a weighted average funding cost of 4.12% and 3.91%, respectively, which excludes financing costs. Including the financing costs, the weighted average funding rate was 4.83% and 4.45% at December 31, 2017 and 2016, respectively. Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Year Ended December 31,
	2017	2016
Loans originated	$1,842,974	$847,683
Number of loans	93	70
Weighted average interest rate	7.04%	6.74%
Loans paid-off / paid-down	$924,120	$553,409
Number of loans	64	54
Weighted average interest rate	7.10%	6.97%
Loans extended	$426,183	$569,134
Number of loans	48	51

        Our loans held-for-sale from the Agency Business decreased $375.9 million, primarily related to loan sales exceeding loan originations by $352.5 million during 2017 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Loan Originations	Loan Sales
Fannie Mae	$2,929,481	$3,223,953
Freddie Mac	1,322,498	1,399,029
FHA	189,087	170,554
CMBS/Conduit	21,370	21,370

Total	$4,462,436	$4,814,906

        Our capitalized mortgage servicing rights increased $24.9 million at December 31, 2017, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At December 31, 2017, the weighted average estimated life remaining of our MSRs was 7.2 years.

        Securities held-to-maturity totaling $27.8 million represents the retained portions of the bottom tranche bonds, or "B Piece" of Freddie Mac SBL program securitizations. See Note 8—Securities Held-to-Maturity for details.

        Goodwill and other intangible assets increased $24.3 million, primarily due to $25.0 million of goodwill recorded in connection with the internalization of our management team and termination of our existing management agreement with our Former Manager. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

Liabilities—Comparison of balances at December 31, 2017 to December 31, 2016:

        Credit facilities and repurchase agreements decreased $378.1 million, primarily due to a $368.6 million decrease in financings on our loans held-for-sale, as a result of loan sales exceeding loan originations during 2017.

        Collateralized loan obligations increased $690.0 million due to the issuances of three new CLOs, where we issued a total of $918.3 million of notes to third party investors, partially offset by the unwind of a CLO totaling $219.0 million.

        We formed a Debt Fund where we issued an aggregate of $70.0 million of floating rate notes to third party investors. See Note 12—Debt Obligations for details.

        Convertible senior unsecured notes increased $150.6 million, primarily due to the issuance of $143.8 million of 5.375% convertible senior unsecured notes and an additional $13.8 million of the 6.50% convertible senior unsecured notes. See Note 12—Debt Obligations for details.

        Junior subordinated notes decreased $18.3 million, primarily due to the repurchase of certain of our junior subordinated notes with a carrying value of $19.8 million. We recorded a gain of $7.1 million upon extinguishment of this debt in the first quarter of 2017.

Equity

        In May 2017, we completed a public offering where we sold 9,500,000 shares of our common stock for $8.05 per share, and received net proceeds of $76.2 million. We used $25.0 million of the proceeds to exercise our option to fully internalize our management team and terminate the existing management agreement with our Former Manager. The remaining amount was used to make investments and for general corporate purposes. We currently have $179.8 million available under our $500.0 million shelf registration statement.

Distributions

        The following table presents dividends declared (on a per share basis) for 2017:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
November 1, 2017	$0.19	November 1, 2017	$0.515625	$0.484375	$0.53125
August 2, 2017	$0.18	August 2, 2017	$0.515625	$0.484375	$0.53125
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on November 1, 2017 was for September 1, 2017 through November 30, 2017. The dividend declared on August 2, 2017 was for June 1, 2017 through August 31, 2017. The dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017. The dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

        Common Stock—On February 21, 2018, the Board of Directors declared a cash dividend of $0.21 per share of common stock. The dividend is payable on March 21, 2018 to common stockholders of record as of the close of business on March 8, 2018.

        Preferred Stock—On February 2, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2017 through February 28, 2018 and are payable on February 28, 2018 to preferred stockholders of record on February 15, 2018.

Deferred Compensation

        In 2017, we issued 395,339 shares of restricted stock to employees of ours and our Former Manager, including our chief executive officer, 74,375 shares to the independent members of the Board of Directors and up to 448,980 performance-based restricted common stock units to our chief executive officer. We also granted our chief executive officer 357,569 shares of performance-based restricted stock as a result of meeting the goals related to the integration of the Acquisition. See Note 18—Equity for details.

Comparison of Results of Operations for Years Ended 2017 and 2016

        The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2017	2016	Amount	Percent
Interest income	$156,177	$116,173	$40,004	34%
Other interest income, net	—	2,539	(2,539)	(100)%
Interest expense	90,072	63,623	26,449	42%

Net interest income	66,105	55,089	11,016	20%

Other revenue:
Gain on sales, including fee-based services, net	72,799	24,594	48,205	196%
Mortgage servicing rights	76,820	44,941	31,879	71%
Servicing revenue, net	29,210	9,054	20,156	nm
Property operating income	10,973	14,881	(3,908)	(26)%
Other income, net	685	1,041	(356)	(34)%

Total other revenue	190,487	94,511	95,976	102%

Other expenses:
Employee compensation and benefits	92,126	38,647	53,479	138%
Selling and administrative	30,738	17,587	13,151	75%
Acquisition costs	—	10,262	(10,262)	(100)%
Property operating expenses	10,482	13,501	(3,019)	(22)%
Depreciation and amortization	7,385	5,022	2,363	47%
Impairment loss on real estate owned	3,200	11,200	(8,000)	(71)%
Provision for loss sharing (net of recoveries)	(259)	2,235	(2,494)	nm
Provision for loan losses (net of recoveries)	(456)	(134)	(322)	nm
Management fee—related party	6,673	12,600	(5,927)	(47)%

Total other expenses	149,889	110,920	38,969	35%

Income before gain on extinguishment of debt, gain on sale of real estate, (loss) income from equity affiliates and provision for income taxes	106,703	38,680	68,023	176%
Gain on extinguishment of debt	7,116	—	7,116	100%
Gain on sale of real estate	—	11,631	(11,631)	(100)%
(Loss) income from equity affiliates	(2,951)	12,995	(15,946)	nm
Provision for income taxes	(13,359)	(825)	(12,534)	nm

Net income	97,509	62,481	35,028	56%

Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	24,120	12,131	11,989	99%

Net income attributable to common stockholders	$65,835	$42,796	$23,039	54%

  nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$1,775,793	$118,396	6.67%	$1,510,811	$95,211	6.28%
Preferred equity investments	105,947	9,335	8.81%	78,620	5,809	7.37%
Mezzanine / junior participation loans	96,329	7,616	7.91%	111,018	7,762	6.97%

Core interest-earning assets	1,978,069	135,347	6.84%	1,700,449	108,782	6.38%
Cash equivalents	198,860	1,179	0.59%	206,971	840	0.41%

Total interest-earning assets	$2,176,929	136,526	6.27%	$1,907,420	109,622	5.73%

Structured Business interest-bearing liabilities:
CLO	$983,807	39,442	4.01%	$846,324	30,239	3.56%
Warehouse lines	223,856	9,531	4.26%	181,169	6,427	3.54%
Unsecured debt	214,634	18,018	8.39%	117,983	9,718	8.21%
Trust preferred	155,692	6,420	4.12%	175,858	6,358	3.61%
Debt Fund	8,978	530	5.90%	—	—	—
Interest rate swaps	—	195	—	—	5,201	—

Total interest-bearing liabilities	$1,586,967	74,136	4.67%	$1,321,334	57,943	4.37%

Net interest income		$62,390			$51,679

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        The increase in interest income is comprised of $26.9 million from our Structured Business and $13.1 million from our Agency Business. The $26.9 million, or 25%, increase from our Structured Business was primarily due to a 16% increase in our average core interest-earning assets, as a result of loan originations exceeding loan payoffs, and a 7% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate and acceleration fees from early runoff. The increase in our Agency Business is due to the full period impact in 2017 of the Acquisition completed in the third quarter of 2016.

        Other interest income, net was $2.5 million in 2016. During 2015, we acquired a $116.0 million defaulted first mortgage at par, which paid off during 2015. In 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

        The increase in interest expense is comprised of $16.2 million from our Structured Business, $8.2 million from our Agency Business and $2.1 million from the seller financing entered into in connection with the Acquisition. The $16.2 million, or 28%, increase from our Structured Business was primarily due to a 20% increase in the average balance of our interest-bearing liabilities and a 7% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio, resulting in the issuance of our convertible senior unsecured notes, CLOs and a Debt Fund. The increase in the average cost of our interest-bearing liabilities was primarily due to an increase in the average LIBOR rate, partially offset by the runoff of swaps in the first quarter of 2017. The increases from our Agency Business and seller financing are due to the full period impact in 2017 of the Acquisition.

Agency Business Revenue

        The increase in gain on sales, including fee-based services was primarily due to a $3.32 billion increase in loan sales, as a result of the full period impact in 2017 of the Acquisition, as well as loans originated late in 2016 that sold in 2017, partially offset by a 14 basis point decrease in the sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) from 1.65% to 1.51% in 2017, primarily due to an increase in larger Fannie Mae loans originated in 2017 which generally yield a lower sales margin.

        The increase in income from MSRs was primarily due to a $2.21 billion increase in loan commitment volume, primarily a result of the full period impact in 2017 of the Acquisition. This increase was partially offset by a 34 basis point decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.11% to 1.77% in 2017, primarily due to an increase in the percentage of Freddie Mac SBL loans commitment volume in 2017, which carry lower servicing fees.

        The increase in servicing revenue was primarily due to an increase in our servicing portfolio and the full period impact in 2017 of the Acquisition. Our servicing portfolio increased 20% from $13.56 billion at December 31, 2016 to $16.21 billion at December 31, 2017. Our servicing revenue, net in 2017 and 2016 includes $47.2 million and $21.7 million of amortization expense, respectively.

Other Expenses

        The increase in employee compensation and benefits expense is comprised of $48.8 million from our Agency Business and $4.7 million from our Structured Business. The increase in our Agency Business was primarily due to the full period impact in 2017 of the Acquisition, an increase in commissions and headcount as a result of portfolio growth and compensation expense recorded directly by the Agency Business, which was previously charged through the management fee prior to the internalization of our management team and termination of our existing management agreement with our Former Manager effective May 31, 2017. The $4.7 million, or 31%, increase from our Structured Business was primarily associated with the employees that transferred to us as a result of the internalization of our management team and termination of the existing management agreement.

        The increase in selling and administrative expenses is comprised of $11.1 million from our Agency Business and $2.1 million from our Structured Business. The increase in our Agency Business is primarily due to the full period impact in 2017 of the Acquisition. The $2.1 million, or 21%, increase from our Structured Business was primarily due to an increase in professional fees, as well as rent expense that was recorded directly by the Structured Business, which was previously charged through the management fee prior to the Acquisition, as the lease contracts were assumed in connection with the Acquisition.

        Acquisition costs in 2016 represent costs incurred related to the Acquisition, which was completed in July 2016. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

        The increase in depreciation and amortization is comprised of $3.0 million from our Agency Business partially offset by a $0.7 million decrease from our Structured Business. The increase in our Agency Business is due to the full period impact in 2017 of the amortization of intangibles related to the Acquisition.

        Impairment loss on real estate owned was $3.2 million and $11.2 million in 2017 and 2016, respectively. During 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss. The impairment loss in 2017 primarily relates to a further impairment of $2.7 million on this property resulting from additional market analyses received.

        The decrease in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business, partially offset by the full period impact in 2017 of the Acquisition.

        The decrease in management fee—related party was due to the internalization of our management team and termination of the existing management agreement with our Former Manager effective May 31, 2017.

Gain on Extinguishment of Debt

        During 2017, we purchased, at a discount, certain of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Gain on Sale of Real Estate

        During 2016, we sold three multifamily properties and a hotel property for $50.7 million and recognized a gain of $11.6 million.

(Loss) Income from Equity Affiliates

        Loss from equity affiliates was $3.0 million in 2017 comprised primarily of a $5.5 million charge for our proportionate share of a litigation settlement and a $1.7 million loss incurred from our investment in a residential mortgage banking business, partially offset by distributions from other equity investments totaling $4.0 million. We recognized income from equity affiliates of $13.0 million in 2016 comprised primarily of $10.0 million of income from our investment in a residential mortgage banking business and a $2.8 million distribution from one of our investments. See Note 9—Investments in Equity Affiliates for details.

Provision for Income Taxes

        Our 2017 results of operations included the impact of the enactment of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. The provision for income taxes for 2017 includes the newly enacted corporate federal income tax rate of 21% resulting in approximately a $5.3 million deferred income tax benefit, which is reflected in the consolidated statements of income. The deferred income tax benefit was primarily the result of applying the new lower income tax rates to our net long-term deferred tax assets and liabilities recorded on our consolidated balance sheets. The final impact of Tax Reform may differ due to, among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance and actions we may take as a result of the Tax Reform.

        The provision for income taxes was $13.4 million for 2017, which consisted of a current provision of $20.8 million and a deferred benefit of $7.4 million. The deferred tax benefit includes the effect of the reduction in the newly enacted corporate federal income tax rate on our Agency Buisiness. The provision for income taxes primarily represents federal and state taxes related to the Agency Business, which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the 21,230,769 OP Units issued to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 25.6% of our outstanding stock at December 31, 2017. The OP Units are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Comparison of Results of Operations for Years Ended 2016 and 2015

        The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Amount	Percent
Interest income	$116,173	$106,769	$9,404	9%
Other interest income, net	2,539	7,884	(5,345)	(68)%
Interest expense	63,623	49,720	13,903	28%

Net interest income	55,089	64,933	(9,844)	(15)%

Other revenue:
Gain on sales, including fee-based services, net	24,594	—	24,594	nm
Mortgage servicing rights	44,941	—	44,941	nm
Servicing revenue, net	9,054	—	9,054	nm
Property operating income	14,881	27,666	(12,785)	(46)%
Other income, net	1,041	270	771	nm

Total other revenue	94,511	27,936	66,575	nm

Other expenses:
Employee compensation and benefits	38,647	17,500	21,147	121%
Selling and administrative	17,587	9,392	8,195	87%
Acquisition costs	10,262	3,134	7,128	nm
Property operating expenses	13,501	23,238	(9,737)	(42)%
Depreciation and amortization	5,022	5,436	(414)	(8)%
Impairment loss on real estate owned	11,200	—	11,200	nm
Provision for loss sharing	2,235	—	2,235	nm
Provision for loan losses (net of recoveries)	(134)	4,467	(4,601)	nm
Management fee—related party	12,600	10,900	1,700	16%

Total other expenses	110,920	74,067	36,853	50%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, income from equity affiliates and provision for income taxes	38,680	18,802	19,878	106%
Gain on acceleration of deferred income	—	19,172	(19,172)	nm
Loss on termination of swaps	—	(4,630)	4,630	nm
Gain on sale of real estate	11,631	7,784	3,847	49%
Income from equity affiliates	12,995	12,301	694	6%
Provision for income taxes	(825)	—	(825)	nm

Net income	62,481	53,429	9,052	17%

Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	12,131	—	12,131	nm

Net income attributable to common stockholders	$42,796	$45,875	$(3,079)	(7)%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2016			2015
	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$1,510,811	$95,211	6.28%	$1,348,245	$88,816	6.59%
Mezzanine / junior participation loans	111,018	7,762	6.97%	138,328	10,175	7.36%
Preferred equity investments	78,620	5,809	7.37%	104,064	7,103	6.83%
Securities	—	—	—	770	8	1.04%

Core interest-earning assets	1,700,449	108,782	6.38%	1,591,407	106,102	6.67%
Cash equivalents	206,971	840	0.41%	190,044	667	0.35%

Total interest-earning assets	$1,907,420	109,622	5.73%	$1,781,451	106,769	5.99%

Structured Business interest-bearing liabilities:
CLO	$846,324	30,239	3.56%	$600,643	20,619	3.43%
Warehouse lines	181,169	6,427	3.54%	231,339	7,249	3.12%
Trust preferred	175,858	6,358	3.61%	175,858	5,700	3.24%
Unsecured debt	117,983	9,718	8.21%	105,586	8,665	8.21%
CDO	—	—	—	55,965	1,104	1.97%
Other non-recourse	—	—	—	1,749	128	7.32%
Interest rate swaps	—	5,201	—	—	6,255	—

Total interest-bearing liabilities	$1,321,334	57,943	4.37%	$1,171,140	49,720	4.25%

Net interest income		$51,679			$57,049

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $2.9 million, or 3%, for 2016 as compared to 2015, excluding $6.6 million of interest income associated with the Agency Business acquired. The impact of our average core interest-earning assets increasing 7% for 2016 was partially offset by a 4% decrease in the average yield on core interest-earning assets. The increase in our core interest-earning assets was primarily due to loan originations exceeding loan payoffs in 2016. The decrease in the average yield on core interest-earning assets was primarily due to $4.3 million in interest income and fee income from accelerated runoff in 2015, partially offset by $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016 and an increase in the average LIBOR rate.

        Other interest income, net was $2.5 million and $7.9 million for 2016 and 2015, respectively. During 2015, we acquired a $116.0 million defaulted first mortgage note, at par, that paid off. We initially recognized net other interest income of $7.9 million at the time the note paid off during 2015.

In 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million.

        Interest expense increased $8.2 million, or 17%, for 2016 as compared to 2015, excluding $5.7 million of interest expense associated with the Agency Business acquired. The increase was primarily due to a 13% increase in the average balance of our interest-bearing liabilities and a 3% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to increased leverage on our portfolio, as well as an increase in the average loan balance from portfolio growth and the issuance of $86.3 million in convertible senior unsecured notes in the fourth quarter of 2016. The increase in the average cost of our interest-bearing liabilities was due to a period-over-period increase in the average LIBOR rate and a higher rate on the convertible senior unsecured notes issued as compared to our overall portfolio, partially offset by a $1.1 million decrease in accelerated fees resulting from the unwind of several of our securitization vehicles and the termination of certain swaps in 2015.

Agency Business Revenue

        Gain on sales, including fee-based services was $24.6 million for 2016. The agency loan sales for this period were $1.49 billion and the sales margin was 165 basis points.

        Income from MSRs was $44.9 million for 2016. The loan commitments volume was $2.13 billion and the MSR rate was 211 basis points.

        Servicing revenue was $9.1 million for 2016, which was comprised of servicing revenue of $30.8 million, partially offset by amortization of MSRs of $21.7 million. The Agency Business servicing portfolio was $13.56 billion with a weighted average servicing fee of 48 basis points at December 31, 2016.

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

        Acquisition costs of $10.3 million and $3.1 million for 2016 and 2015, respectively, represent costs incurred related to the Acquisition, which was completed in July 2016. See Note 3—Acquisition of Our Manager's Agency Platform for details.

        Depreciation and amortization decreased $3.0 million, or 55%, for 2016 as compared to 2015, excluding $2.6 million of depreciation and amortization associated with the acquired assets of the Agency Business. The decrease was primarily due to the sale of several real estate owned properties during 2015 and 2016.

        Impairment loss on real estate owned was $11.2 million for 2016. During 2016, we determined that our hotel property exhibited indicators of impairment and, as a result, we recorded an impairment loss of $11.2 million.

        The provision for loss sharing for 2016 represents our estimated total loss-sharing obligations needed to satisfy our partial guarantee for the performance of Agency Business loans sold under the Fannie Mae DUS program.

        The decrease in provision for loan losses (net of recoveries) was primarily due to the recognition, in 2015, of a $6.5 million provision for loan losses related to five loans, which was partially offset by net recoveries of previously recorded loan losses of $2.0 million.

        The increase in management fee—related party was primarily due to compensation related costs incurred by employees of our Former Manager in connection with services they performed related to the Agency Business acquired.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

        In connection with the unwind of our remaining collateralized debt obligations ("CDOs") in 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt. See Note 12—Debt Obligations for details about this gain. We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million. See Note 14—Derivative Financial Instruments for details about the swap termination.

Gain on Sale of Real Estate

        During 2016, we sold three multifamily properties and a hotel property for $50.7 million and recognized a gain of $11.6 million. During 2015, we sold three hotel properties and a multifamily property for $41.1 million and recognized a gain of $7.8 million.

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

Provision for Income Taxes

        The provision for income taxes for 2016 includes a current provision of $2.4 million and a deferred benefit of $1.5 million. The provision is net of net operating losses of $11.4 million and the release of a valuation allowance of $5.4 million at the TRS Consolidated Group. The provision primarily represents federal and state taxes related to the Agency Business which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the 21,230,769 OP Units issued to our Former Manager to satisfy a portion of the aggregate purchase price of the Acquisition, which represents approximately 29.2% of our outstanding stock at December 31, 2016.

Liquidity and Capital Resources

        Sources of Liquidity.    Liquidity is a measure of our ability to meet our potential cash requirements, including ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and, as an approved designated seller/servicer of Freddie Mac's SBL program, operational liquidity requirements of the GSE agencies, fund new loans and investments, fund operating costs and distributions to our stockholders, as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations. We closely monitor our liquidity position and believe our existing sources of funds and access to additional liquidity will be adequate to meet our liquidity needs.

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

        Cash Flows.    Cash flows provided by operating activities totaled $460.8 million during 2017 and consisted primarily of net cash inflows of $370.0 million, as a result of loan sales exceeding loan originations in our Agency Business, and net income, adjusted for noncash items, of $90.0 million. We had net cash inflows from loans-held-for-sale during 2017 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination.

        Cash flows used in investing activities totaled $907.9 million during 2017. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.87 billion, net of payoffs and paydowns of $959.7 million, resulted in net cash outflows of $907.7 million. Cash used in investing activities also includes a $27.2 million cash payment to purchase the B Piece bonds of the SBL program securitizations and a $25.0 million cash payment to fully internalize our management team and terminate the existing management agreement with our Former Manager. The use of cash mentioned above was partially offset by $38.4 million increase of cash held to fund holdbacks and reserves on our loans and investments as a result of the growth in our loan portfolio.

        Cash flows provided by financing activities totaled $412.8 million during 2017, and consisted primarily of $988.3 million of proceeds from CLOs and Debt Fund issuances, $157.5 million of net proceeds from the issuances of convertible senior unsecured notes and $76.2 million of net proceeds from a public offering of our common stock, partially offset by net cash outflows of $377.7 million from debt facility activities (facility paydowns were greater than funded loan originations), outflows of $219.0 million for the redemption of CLO IV, a $110.1 million increase in restricted cash (primarily from the payoff of loans in our CLO vehicles), $65.5 million in distributions to our stockholders and OP Unit holder and a $24.6 million payment for deferred financing costs.

        Agency Business Requirements.    The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of December 31, 2017. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $47.0 million. See Note 16—Commitments and Contingencies for additional details about our performance regarding these requirements.

        We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 14—Derivative Financial Instruments and Note 15—Fair Value.

        Debt Facilities.    We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2017
Debt Facilities	Commitment	UPB(1)	Available	Maturity Dates
Structured Business
Credit facilities and repurchase agreements	$673,745	$239,222	$434,523	2018 - 2020
Collateralized loan obligations(2)	1,436,274	1,436,274	—	2018 - 2022
Debt Fund(2)	70,000	70,000	—	2019 - 2021
Senior unsecured notes	97,860	97,860	—	2021
Convertible unsecured senior notes	243,750	243,750	—	2019 - 2020
Junior subordinated notes	154,336	154,336	—	2034 - 2037

Structured transaction business total	2,675,965	2,241,442	434,523
Agency Business
Credit facilities(3)	1,150,000	291,716	858,284	2018
Other
Related party financing(4)	50,000	50,000	—	2021

Consolidated total	$3,875,965	$2,583,158	$1,292,807

(1)
Excludes the impact of deferred financing costs.

(2)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2017.

(3)
The As Soon as Pooled ® Plus agreement we have with Fannie Mae has no expiration date.

(4)
In January 2018, we paid $50.0 million in full satisfaction of this debt.

        These debt facilities, including their restrictive covenants, are described in detail in Note 12—Debt Obligations.

        Contractual Obligations.    As of December 31, 2017, we had the following material contractual obligations (in thousands):

	Payments Due by Period(1)
	Year Ending December 31,
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Totals
Credit facilities and repurchase agreements	$454,565	$20,600	$1,835	$—	$—	$53,938	$530,938
Collateralized loan obligations(2)	209,593	360,833	552,479	263,850	49,519	—	1,436,274
Debt Fund(3)	—	26,500	35,995	7,505	—	—	70,000
Senior unsecured notes	—	—	—	97,860	—	—	97,860
Covertible unsecured senior notes	—	100,000	143,750	—	—	—	243,750
Junor subordinated notes(4)	—	—	—	—	—	154,336	154,336
Related party financing(5)	—	—	—	62,500	—	—	62,500
Outstanding unfunded commitments(6)	31,669	26,113	10,828	—	—	—	68,610
Operating leases(7)	4,361	3,719	3,143	1,725	1,597	5,329	19,874

Totals	$700,188	$537,765	$748,030	$433,440	$51,116	$213,603	$2,684,142

(1)
Represents principal amounts due based on contractual maturities. Excludes the total projected interest payments on our debt obligations of $88.9 million in 2018, $81.7 million in 2019, $62.1 million in 2020, $34.1 million in 2021, $13.7 million in 2022 and $103.5 million thereafter based on current LIBOR rates.

(2)
Comprised of debt totaling $267.8 million for CLO V, $250.3 million for CLO VI, $279.0 million for CLO VII, $282.9 million for CLO VIII and $356.4 million for CLO IX with a weighted average contractual maturity of 1.95 years, 2.64 years, 1.94 years, 2.19 years and 2.99 years, respectively, as of December 31, 2017.

(3)
The weighted average contractual maturity of the underlying loans is 2.45 years.

(4)
Represents the face amount due upon maturity. The carrying value is $139.6 million, which is net of a deferred amount of $12.5 million and deferred financing fees of $2.2 million at December 31, 2017.

(5)
Represents the total amount due at maturity, including scheduled increases to the principal balance if the debt remained outstanding until the end of the five-year term. In January 2018, we paid $50.0 million in full satisfaction of this debt.

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

(7)
Represents the operating lease payments due in connection with our lease of office space for our corporate headquarters and loan origination, support and servicing offices located throughout the U.S. Certain of the office leases have escalation clauses. The total rent expense was $4.6 million and $1.9 million in 2017 and 2016, respectively.

        Off-Balance-Sheet Arrangements.    At December 31, 2017, we had no off-balance-sheet arrangements.

        Inflation.    Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. See "Quantitative and Qualitative Disclosures about Market Risk" below.

        Agreements and Transactions with Related Parties.    On May 31, 2017, we exercised our option to fully internalize our management team and terminated the existing management agreement with our Former Manager for $25.0 million. See Note 20—Agreements and Transactions with Related Parties for details of our related party transactions.

Derivative Financial Instruments

        We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 14—Derivative Financial Instruments for details surrounding our derivative financial instruments.

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

        We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred tax benefit and amortization of convertible senior notes conversion options. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains on sales of real estate. We are generally not in the business of operating real estate property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure. Therefore, we deem such impairment and gains on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

        FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$65,835	$42,796	$45,875
Adjustments:
Gain on sale of real estate	—	(11,631)	(7,784)
Net income attributable to noncontrolling interest	24,120	12,131	—
Impairment loss on real estate owned	3,200	11,200	—
Depreciation—real estate owned	769	2,012	5,436
Depreciation—investments in equity affiliates	406	375	375

Funds from operations(1)	$94,330	$56,883	$43,902
Adjustments:
Income from mortgage servicing rights	(76,820)	(44,941)	—
Impairment loss on real estate owned	(3,200)	(11,200)	—
Deferred tax benefit	(7,399)	(1,532)	—
Amortization and write-offs of MSRs	63,034	21,704	—
Depreciation and amortization	7,697	3,170	—
Net loss (gain) on changes in fair value of derivatives	1,398	(499)	—
Gain on sale of real estate	—	11,631	7,784
Stock-based compensation	4,840	3,514	3,442
Acquisition costs	—	10,262	3,134

Adjusted funds from operations(1)	$83,880	$48,992	$58,262

Diluted FFO per share(1)	$1.17	$0.92	$0.86

Diluted AFFO per share(1)	$1.04	$0.79	$1.14

Diluted weighted average shares outstanding(1)	80,311,252	61,649,847	51,007,328

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

        Real Estate Values and Credit Risk.    Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multifamily and commercial property values, net operating income derived from such properties, and borrowers' credit ratings are subject to volatility and may be negatively affected by a number of factors, including, but not limited to, events such as natural disasters, acts of war, terrorism, local economic and/or real estate conditions (such as industry slowdowns, oversupply of real estate space, occupancy rates, construction delays and costs) and other macroeconomic factors beyond our control. The performance and value of our loan and investment and servicing portfolios depend on the borrowers' ability to operate the properties that serve as collateral so that they produce adequate cash flow to pay their loans. We attempt to mitigate these risks through our underwriting and asset management processes. Our asset management team reviews our portfolios consistently and is in regular contact with borrowers to monitor the performance of the collateral and enforce our rights as necessary.

        Interest Rate Risk.    Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        The operating results of our Structured Business depend in large part on differences between the income from our loans and our borrowing costs. Most of our Structured Business loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. We also have various fixed rate loans in our portfolio that are financed with variable rate LIBOR borrowings. Additionally, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan financed with variable debt with no corresponding hedge, which may result in debt which is unprotected from interest rate risk. Some of our loans and borrowings are subject to interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than on our interest expense. We have utilized interest rate swaps in the past to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

        The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR (in thousands).

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease(2)	50 Basis Point Increase	50 Basis Point Decrease(2)
Interest income from loans and investments	$2,652,538	$5,810	$(5,331)	$11,621	$(8,698)
Interest expense from debt obligations	(2,291,442)	4,745	(4,745)	9,490	(9,490)

Total net interest income		$1,065	$(586)	$2,131	$792

(1)
Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)
The quoted one-month LIBOR rate was 1.56% as of December 31, 2017.

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

        In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $9.0 million as of December 31, 2017, while a 100 basis point decrease would increase the fair value by approximately $9.5 million.

Item 8.    Financial Statements and Supplementary Data

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2016 financial statements of Cardinal Financial Company, Limited Partnership, in which the Company has a 16.3% interest as of December 31, 2016. In the consolidated financial statements, the Company's investment in Cardinal Financial Company, Limited Partnership is stated at $25,765,775 as of December 31, 2016 and the Company's equity in the net income of Cardinal Financial Company, Limited Partnership is stated at $9,487,795 in 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cardinal Financial Company, Limited Partnership, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
New York, New York
February 23, 2018

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

/s/ Richey, May & Co., LLP
Englewood, Colorado

February 13, 2017

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$104,374	$138,645
Restricted cash	139,398	29,315
Loans and investments, net	2,579,127	1,695,732
Loans held-for-sale, net	297,443	673,367
Capitalized mortgage servicing rights, net	252,608	227,743
Securities held-to-maturity, net	27,837	—
Investments in equity affiliates	23,653	33,949
Real estate owned, net	16,787	19,492
Due from related party	688	1,465
Goodwill and other intangible assets	121,766	97,490
Other assets	62,264	53,588

Total assets	$3,625,945	$2,970,786

Liabilities and Equity:
Credit facilities and repurchase agreements	$528,573	$906,637
Collateralized loan obligations	1,418,422	728,441
Debt fund	68,084	—
Senior unsecured notes	95,280	94,522
Convertible senior unsecured notes, net	231,287	80,660
Junior subordinated notes to subsidiary trust issuing preferred securities	139,590	157,859
Related party financing	50,000	50,000
Due to related party	—	6,039
Due to borrowers	99,829	81,019
Allowance for loss-sharing obligations	30,511	32,408
Other liabilities	99,813	86,163

Total liabilities	2,761,389	2,223,748

Commitments and contingencies (Note 16)
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508	89,508
Common stock, $0.01 par value: 500,000,000 shares authorized; 61,723,387 and 51,401,295 shares issued and outstanding, respectively	617	514
Additional paid-in capital	707,450	621,932
Accumulated deficit	(101,926)	(125,134)
Accumulated other comprehensive income	176	321

Total Arbor Realty Trust, Inc. stockholders' equity	695,825	587,141
Noncontrolling interest	168,731	159,897

Total equity	864,556	747,038

Total liabilities and equity	$3,625,945	$2,970,786

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income	$156,177	$116,173	$106,769
Other interest income, net	—	2,539	7,884
Interest expense	90,072	63,623	49,720

Net interest income	66,105	55,089	64,933

Other revenue:
Gain on sales, including fee-based services, net	72,799	24,594	—
Mortgage servicing rights	76,820	44,941	—
Servicing revenue, net	29,210	9,054	—
Property operating income	10,973	14,881	27,666
Other income, net	685	1,041	270

Total other revenue	190,487	94,511	27,936

Other expenses:
Employee compensation and benefits	92,126	38,647	17,500
Selling and administrative	30,738	17,587	9,392
Acquisition costs	—	10,262	3,134
Property operating expenses	10,482	13,501	23,238
Depreciation and amortization	7,385	5,022	5,436
Impairment loss on real estate owned	3,200	11,200	—
Provision for loss sharing (net of recoveries)	(259)	2,235	—
Provision for loan losses (net of recoveries)	(456)	(134)	4,467
Management fee—related party	6,673	12,600	10,900

Total other expenses	149,889	110,920	74,067

Income before gain on extinguishment of debt, gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, (loss) income from equity affiliates and provision for income taxes	106,703	38,680	18,802
Gain on extinguishment of debt	7,116	—	—
Gain on acceleration of deferred income	—	—	19,172
Loss on termination of swaps	—	—	(4,630)
Gain on sale of real estate	—	11,631	7,784
(Loss) income from equity affiliates	(2,951)	12,995	12,301
Provision for income taxes	(13,359)	(825)	—

Net income	97,509	62,481	53,429

Preferred stock dividends	7,554	7,554	7,554
Net income attributable to noncontrolling interest	24,120	12,131	—

Net income attributable to common stockholders	$65,835	$42,796	$45,875

Basic earnings per common share	$1.14	$0.83	$0.90

Diluted earnings per common share	$1.12	$0.83	$0.90

Weighted average shares outstanding:
Basic	57,890,574	51,305,095	50,857,750

Diluted	80,311,252	51,730,553	51,007,328

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$97,509	$62,481	$53,429
Unrealized (loss) gain on securities available-for-sale, at fair value	(382)	147	71
Unrealized loss on derivative financial instruments, net	—	(193)	(1,019)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	237	5,208	6,149
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	—	4,626

Comprehensive income	97,364	67,643	63,256
Less:
Comprehensive income attributable to noncontrolling interest	24,091	12,883	—
Preferred stock dividends	7,554	7,554	7,554

Comprehensive income attributable to common stockholders	$65,719	$47,206	$55,702

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2014	3,711,500	$89,296	50,477,308	$505	$612,806	$(152,483)	$(14,668)	$535,456	$—	$535,456
Stock-based compensation			486,124	5	3,438			3,443		3,443
Forfeiture of unvested restricted stock			(916)					—		—
Distributions—common stock						(29,495)		(29,495)		(29,495)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(14)		(14)		(14)
Net income						53,429		53,429		53,429
Unrealized gain on securities available-for-sale							71	71		71
Unrealized loss on derivative financial instruments, net							(1,019)	(1,019)		(1,019)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps							4,626	4,626		4,626
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							6,149	6,149		6,149

Balance—December 31, 2015	3,711,500	$89,296	50,962,516	$510	$616,244	$(136,117)	$(4,841)	$565,092	$—	$565,092
Issuance of special voting preferred shares and operating partnership units	21,230,769	212						212	154,560	154,772
Stock-based compensation			439,780	4	3,509			3,513		3,513
Forfeiture of unvested restricted stock			(1,001)					—		—
Issuance of convertible senior unsecured notes, net					2,179			2,179		2,179
Distributions—common stock						(31,798)		(31,798)		(31,798)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest									(6,794)	(6,794)
Net income						50,350		50,350	12,131	62,481
Unrealized gain on securities available-for-sale							147	147		147
Unrealized loss on derivative financial instruments, net							(193)	(193)		(193)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							5,208	5,208		5,208

Balance—December 31, 2016	24,942,269	$89,508	51,401,295	$514	$621,932	$(125,134)	$321	$587,141	$159,897	$747,038
Issuance of common stock			9,500,000	95	76,130			76,225		76,225
Stock-based compensation			827,283	8	4,832			4,840		4,840
Forfeiture of unvested restricted stock			(5,191)					—		—
Issuance of convertible senior unsecured notes, net					4,556			4,556		4,556
Distributions—common stock						(42,612)		(42,612)		(42,612)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest									(15,286)	(15,286)
Net income						73,389		73,389	24,120	97,509
Unrealized loss on securities available-for-sale							(382)	(382)		(382)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237	237		237

Balance—December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$97,509	$62,481	$53,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,385	5,022	5,436
Stock-based compensation	4,840	3,514	3,443
Amortization and accretion of interest and fees, net	4,682	4,563	1,575
Amortization of capitalized mortgage servicing rights	47,202	21,705	—
Originations of loans held-for-sale	(4,444,939)	(2,154,732)	—
Proceeds from sales of loans held-for-sale, net of gain on sale	4,814,906	1,916,470	—
Payoffs and paydowns of loans held-for-sale	132	—	—
Mortgage servicing rights	(76,820)	(44,941)	—
Write-off of capitalized mortgage servicing rights from payoffs	15,832	5,796	—
Impairment loss on real estate owned	3,200	11,200	—
Provision for loan losses (net of recoveries)	(456)	(134)	4,467
Provision for loss sharing (net of recoveries)	(259)	2,235	—
Net charge-offs for loss sharing obligations	(1,638)	(2,444)	—
Gain on extinguishment of debt	(7,116)	—	—
Gain on sale of real estate	—	(11,631)	(7,784)
Deferred tax benefit	(7,399)	—	—
Loss (income) from equity affiliates	2,951	(12,995)	(12,301)
Loss on termination of swaps	—	—	4,630
Gain on acceleration of deferred income	—	—	(19,172)
Changes in operating assets and liabilities	822	(3,727)	2,625

Net cash provided by (used in) operating activities	460,834	(197,618)	36,348

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,867,393)	(870,166)	(985,008)
Payoffs and paydowns of loans and investments	959,696	667,902	985,789
Internalization of management team	(25,000)	—	—
Acquisition of the Agency Business, net of cash acquired	—	(68,356)	—
Deferred fees	10,982	11,938	4,876
Investments in real estate, net	(672)	(588)	(2,224)
Contributions to equity affiliates	(693)	(6,091)	(19,324)
Distributions from equity affiliates	4,671	12,452	—
Proceeds from sale of real estate, net	—	49,030	40,077
Proceeds from sale of available-for-sale securities	—	1,567	—
Due to borrowers and reserves	38,372	395	—
Purchases of securities held-to-maturity, net	(27,173)	—	—
Payoffs and paydowns of securities held-to-maturity	460	—	—
Purchases of capitalized mortgage servicing rights	(1,199)	—	—
Purchases of securities, net	—	—	(1,552)
Principal collection on securities, net	—	—	2,100

Net cash (used in) provided by investing activities	(907,949)	(201,917)	24,734

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	8,215,669	3,922,394	593,878
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(8,593,411)	(3,571,929)	(636,940)
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	(12,691)	—	—
Paydowns and payoffs of mortgage note payable—real estate owned	—	(27,155)	(30,984)
Proceeds from collateralized loan obligations	918,274	250,250	486,750
Proceeds from Debt Fund	70,000	—	—
Payoffs and paydowns of collateralized loan obligations	(219,000)	(281,250)	(177,000)
Proceeds from convertible senior unsecured notes	157,500	86,250	—
Payoffs and paydowns of collateralized debt obligations	—	—	(312,071)
Proceeds from mortgage note payable—real estate owned	—	—	27,155
Change in restricted cash	(110,109)	23,089	169,710
Receipts on swaps and returns of margin calls from counterparties	430	4,600	4,840
Distributions paid on common stock	(42,612)	(31,798)	(29,495)
Distributions paid on noncontrolling interest	(15,286)	(6,794)	—
Distributions paid on preferred stock	(7,554)	(7,554)	(7,554)
Distributions paid on preferred stock of private REIT	(15)	(15)	(14)
Payment of deferred financing costs	(24,576)	(10,617)	(10,776)
Payments on swaps and margin calls to counterparties	—	—	(290)
Proceeds from issuance of common stock	76,225	—	—

Net cash provided by financing activities	412,844	349,471	77,209

Net (decrease) increase in cash and cash equivalents	(34,271)	(50,064)	138,291
Cash and cash equivalents at beginning of period	138,645	188,709	50,418

Cash and cash equivalents at end of period	$104,374	$138,645	$188,709

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash used to pay interest	$75,582	$53,012	$43,939

Cash used to pay taxes	$20,823	$264	$287

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$267	$267	$267

Distributions accrued on 7.75% Series B preferred stock	$203	$203	$203

Distributions accrued on 8.50% Series C preferred stock	$159	$159	$159

Fair value of conversion feature of convertible senior unsecured notes	$4,703	$2,280	$—

Related party financing	$—	$50,000	$—

Issuance of special voting preferred shares and operating partnership units in connection with the Acquisition	$—	$154,772	$—

Investments transferred from real estate owned, net to real estate held-for-sale, net	$—	$—	$26,186

Loan transferred to real estate owned, net	$—	$—	$5,900

Satisfaction of participation loan	$—	$—	$1,300

Retirement of participation liability	$—	$—	$1,300

Reclassification of deferred financing costs from other assets to debt	$—	$—	$17,429

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1—Description of Business

        Arbor is a Maryland corporation formed in 2003. Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae, Freddie Mac, Ginnie Mae, FHA, HUD and CMBS programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.

        Prior to May 31, 2017, we were externally managed and advised by ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

        Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a REIT for federal income tax purposes. See Note 19—Income Taxes for details.

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

Principles of Consolidation

        The accompanying consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities ("VIEs") of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. See Note 17—Variable Interest Entities for information about our VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent for the security. Securities available-for-sale, which are included as a component of other assets in the consolidated balance sheets, are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Held-to-maturity securities are carried at cost net of any unamortized premiums or discounts, which are amortized or accreted over the life of the securities. For securities classified as held-to-maturity, an evaluation is performed of whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

December 31, 2017

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

December 31, 2017

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

        We evaluate the allowance for loss-sharing obligations by monitoring the performance of each loss-sharing loan for events or conditions that may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated allowance for loss-sharing (a "specific reserve") by transferring the guarantee obligation recorded on the loan to the specific reserve with any adjustments to this reserve amount recorded in provision for loss sharing in the statements of income. The amount of the allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan's risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

level of risk sharing. We regularly monitor the specific reserves and update loss estimates as current information is received.

        Capitalized Mortgage Servicing Rights.    We recognize, as separate assets, rights to service mortgage loans for others, including such rights from our origination of mortgage loans sold with the servicing rights retained, as well as rights associated with acquired MSRs. Income from MSRs related to loans we originate are recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value based on our internal model, which reflects the estimated fair value of the discounted expected net cash flows associated with the servicing of the loan. When a mortgage loan we originate is sold, we retain the right to service the loan and recognize the MSR at the initial capitalized valuation. We amortize our MSRs using the amortization method, which requires the MSRs to be amortized over the period of estimated net servicing income or loss and that the servicing assets or liabilities be assessed for impairment, or increased obligation, based on the fair value at each reporting date. Amortization of MSRs is recorded as a reduction of servicing revenues, net in the consolidated statements of income. The following assumptions were used in calculating the fair value of our MSRs for the periods presented:

        Key rates:    We used discount rates ranging from 8% to 15%, representing a weighted average discount rate of 13%, based on our best estimate of market discount rates to determine the present value of MSRs. The inflation rate used for adequate compensation was 3%.

        Servicing Cost:    A market participant's estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

        Estimated Life:    We estimate the life of our MSRs based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

        MSRs are initially recorded at fair value and are carried at amortized cost. The fair value of MRSs from loans we originate and sell are estimated considering market prices for similar MSRs, when available, and by estimating the present value of the future net cash flows of the capitalized MSRs, net of adequate compensation for servicing. Adequate compensation is based on the market rate of similar servicing contracts. The fair value of MSRs acquired approximate the purchase price paid. We estimate the terms of commercial servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, if applicable, at which point the prepayment penalty expires.

        We evaluate the MSR portfolio for impairment on a quarterly basis based on the difference between the aggregate carrying amount of the MSRs and their aggregate fair value. We engage an independent third-party valuation expert to assist in determining an estimated fair value of our MSR portfolio on a quarterly basis. For purposes of impairment evaluation, the MSRs are stratified based on predominant risk characteristics of the underlying loans, which we have identified as loan type, note rate and yield maintenance provisions. To the extent that the carrying value of the MSRs exceeds fair value, a valuation allowance is established.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        We record write-offs of MSRs related to loans that were repaid prior to their expected maturity and loans that have defaulted and determined to be unrecoverable. When this occurs, the write-off is recorded as a direct write-down to the carrying value of MSRs and is included as a component of servicing revenue, net in the consolidated statements of income. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For loans that payoff prior to maturity, we may collect a prepayment fee which is included as a component of servicing revenue, net.

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

December 31, 2017

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

        Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over the estimated useful lives of the assets on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2017, there was no indication that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2017.

        Business Combinations.    Business combinations are accounted for under the acquisition method of accounting, under which the purchase price is allocated to the fair value of the assets acquired and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

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

        In connection with our interest rate risk management, we may hedge a portion of our interest rate risk by entering into derivative instrument contracts to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we have used, and may again in the future, use interest rate swaps as part of our interest rate risk

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        Other income, net—Other income, net represents loan structuring, modification, defeasance, and miscellaneous asset management fees associated with our loan and investment portfolio, as well as changes in the fair value of certain derivatives. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Stock-Based Compensation.    We have granted stock awards to certain of our employees and directors, as well as non-employees, consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

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

        The Agency Business mainly operates through a TRS, which is a part of our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between our GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook.

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

Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control and requires consideration of only an entity's proportionate indirect interest in a VIE held through a common control party.	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This ASU, among other things, eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods the investment was held.	First quarter of 2017.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU eliminates step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value with the carrying amount of goodwill.	First quarter of 2020 with early adoption permitted beginning in the first quarter of 2017.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business. It also provides more consistency in applying the guidance, reduces the costs of application and makes the definition of a business more operable.	First quarter of 2018.	We have evaluated ASU 2017-01 and determined that adoption of this standard will not have a material impact on our consolidated financial statements in the period of adoption. The potential impact of ASU 2017-01 will be assessed for future acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.	First quarter of 2018 with early adoption permitted.	We have evaluated ASU 2016-18 and determined that adoption of this standard will not have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.	First quarter of 2018 with early adoption permitted and should be applied on a modified retrospective basis.	We have evaluated ASU 2016-16 and determined that adoption of this standard will not have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.	First quarter of 2018 and requires adoption on a retrospective basis.	We have evaluated ASU 2016-15 and determined that adoption of this standard will not have a significant impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Effective Date	Effect on Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will be required to use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.	First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases: Presentation of Comprehensive Income. This ASU requires recognition of balance sheet assets and liabilities for leases with terms of more than 12 months and disclosure of key information about an entity's leasing arrangements.	First quarter of 2019 with early adoption permitted and a modified retrospective approach is required.	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.	First quarter of 2018.	We have evaluated ASU 2016-01 and do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Effective Date	Effect on Financial Statements
Since 2014, the FASB has issued several amendments to its guidance on revenue recognition. The amended guidance, among other things, introduces a new framework for a single comprehensive model that can be used when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries. The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most revenue associated with financial instruments, including interest and loan origination fees, along with gains and losses on investment securities, derivatives and sales of financial instruments are excluded from the scope of the guidance.	First quarter of 2018 and permits the use of either the full retrospective or modified retrospective method.	We have evaluated the new standard and determined that substantially all of our revenue, including interest income, loan origination fees, servicing income and gains on sales of loans and investment securities, are not impacted. This standard will not materially impact the timing of gains on certain sales of real estate and will not materially impact our total revenues or footnote disclosures. We will adopt this standard in the first quarter of 2018 using the modified retrospective method.

Note 3—Acquisition of Our Former Manager's Agency Platform

        On July 14, 2016, we completed the Acquisition of the agency platform of our Former Manager pursuant to an asset purchase agreement dated February 25, 2016. The aggregate purchase price was $275.8 million, which was paid with $138.0 million in stock, $87.8 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21,230,769 operating partnership units ("OP Units"), which was based on a stock price of $6.50 per share. The closing price of our common stock on the Acquisition date was $7.29 per share; therefore, the estimated fair value of the total consideration was $292.5 million. See Note 12—Debt Obligations for details about the seller financing and Note 18—Equity for details about the OP Units.

        We finalized the purchase price allocation during the first quarter of 2017 based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date. See Note 2—Basis of Presentation and Significant Accounting Policies for details of an adjustment made to the purchase price allocation in the third quarter of 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 3—Acquisition of Our Former Manager's Agency Platform (Continued)

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

        Accounting guidance requires the settlement of preexisting relationships to be accounted for separately from the business combination, with the recognition of any corresponding gain or loss through the statement of income upon settlement. Any potential gain or loss is measured based on the favorable or unfavorable terms of the management agreement from the prospective of the acquirer, when compared to current market rates for similar services. Based on this guidance, with the assistance of a specialist, we performed an analysis and determined that the terminated management agreement contained terms similar to those of arrangements with comparable companies, and therefore no such gain or loss was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments

        The following tables set forth the composition of our Structured Business loan and investment portfolio ($ in thousands):

	December 31, 2017	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans	$2,422,105	91%	150	6.10%	20.9	0%	72%
Preferred equity investments	142,892	6%	12	6.47%	68.7	64%	90%
Mezzanine loans	87,541	3%	8	10.78%	24.8	20%	63%

	2,652,538	100%	170	6.28%	23.6	4%	73%

Unearned revenue	(10,628)
Allowance for loan losses	(62,783)

Loans and investments, net	$2,579,127

	December 31, 2016
Bridge loans	$1,602,658	90%	120	5.59%	16.4	0%	73%
Preferred equity investments	68,121	4%	10	6.83%	23.8	42%	91%
Mezzanine loans	57,124	3%	12	9.09%	17.9	36%	75%
Junior participation loans	62,257	3%	2	4.50%	4.0	83%	84%

	1,790,160	100%	144	5.71%	16.3	6%	75%

Unearned revenue	(10,716)
Allowance for loan losses	(83,712)

Loans and investments, net	$1,695,732

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

        During 2015, we acquired a $116.0 million defaulted first mortgage note, at par, that paid off resulting in the recognition of income totaling $6.7 million, net of fees and expenses. The $6.7 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments (Continued)

of income consisted of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses that were recorded in employee compensation and benefits. In 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. The $1.9 million of income consisted of other interest income totaling $2.5 million, partially offset by $0.6 million of expenses that were recorded in employee compensation and benefits.

Concentration of Credit Risk

        We are subject to concentration of credit risk in that, at December 31, 2017, the UPB related to 42 loans with five different borrowers represented 24% of total assets. At December 31, 2016, the UPB related to 35 loans with five different borrowers represented 16% of total assets. During both 2017 and 2016, no single loan or investment represented 10% of our total assets and no single investor group generated 10% of our revenue.

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

        As a result of the loan review process, at December 31, 2017 and 2016, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments (Continued)

of $126.5 million and $152.9 million, respectively, and a weighted average last dollar LTV ratio of 93% and 94%, respectively.

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	December 31, 2017
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$1,925,529	73%	pass/watch	4%	72%
Self Storage	301,830	11%	pass	0%	71%
Land	132,828	5%	substandard	0%	90%
Office	107,853	4%	pass/watch	1%	64%
Hotel	90,725	3%	special mention	37%	81%
Healthcare	55,615	2%	pass/watch	0%	74%
Retail	36,458	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%

Total	$2,652,538	100%	pass/watch	4%	73%

	December 31, 2016
Multifamily	$1,421,731	79%	special mention	1%	73%
Self Storage	7,505	<1%	special mention	0%	70%
Land	137,255	8%	substandard	2%	92%
Office	141,711	8%	pass/watch	43%	73%
Hotel	70,750	4%	special mention	30%	74%
Healthcare	5,550	<1%	special mention	0%	63%
Retail	3,958	<1%	special mention	81%	91%
Commercial	1,700	<1%	doubtful	63%	63%

Total	$1,790,160	100%	special mention	6%	75%

Geographic Concentration Risk

        As of December 31, 2017, 23%, 21% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas, New York and California, respectively. As of December 31, 2016, 25%, 15%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.

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

December 31, 2017

Note 4—Loans and Investments (Continued)

value of the underlying collateral. We determine our loss position on both a first dollar LTV and a last dollar LTV basis, as defined above.

        A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance at beginning of period	$83,712	$86,762	$115,487
Provision for loan losses	2,000	59	6,509
Charge-offs	(20,473)	(2,959)	(32,000)
Charge-off on loan reclassification to real estate owned, net	—	—	(2,500)
Recoveries of reserves	(2,456)	(150)	(734)

Allowance at end of period	$62,783	$83,712	$86,762

        At December 31, 2017, 2016 and 2015, we had a total of five, eight and nine loans, respectively, with an aggregate carrying value, before loan loss reserves, of $163.5 million, $187.4 million and $189.2 million, respectively, for which impairment reserves have been recorded.

        A summary of charge-offs and recoveries by asset class is as follows ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Charge-offs:
Multifamily	$—	$(2,959)	$—
Office	(20,473)	—	(2,500)
Hotel	—	—	(32,000)

Total	$(20,473)	$(2,959)	$(34,500)

Recoveries:
Multifamily	$2,456	$193	$754
Land	—	—	1,288

Total	$2,456	$193	$2,042

Net Charge-offs	$(18,017)	$(2,766)	$(32,458)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	(0.8)%	(0.2)%	(2.1)%

        There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2017, 2016 and 2015.

        During 2017, we incurred a $20.5 million charge-off due to the write-off of a fully reserved junior participation loan and we determined that the fair value of the underlying collateral securing a preferred equity investment with an aggregate carrying value of $34.8 million was less than the net carrying value of the investment, which resulted in a $2.0 million provision for loan losses. In addition,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments (Continued)

a fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, which resulted in a $1.8 million reserve recovery, and we recorded a reserve recovery of $0.7 million on a multifamily bridge loan.

        During 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with a carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

        During 2015, we incurred a $32.0 million charge-off of previously recorded reserves due to the write-off of a fully reserved junior participation loan and we charged-off $2.5 million in connection with the transfer of an office building by deed in lieu of foreclosure to real estate owned, net. We also determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $125.3 million was less than the net carrying value of the loans, resulting in a $6.5 million provision for loan losses, and we recorded $2.0 million of net recoveries of previously recorded loan loss reserves which resulted in a $4.5 million net provision. These recoveries were recorded in provision for loan losses in the consolidated statements of income. Of the $6.5 million of loan loss reserves recorded during 2015, $4.0 million was attributable to loans on which we had previously recorded reserves, while $2.5 million of reserves related to other loans in our portfolio.

        We have six loans with a carrying value totaling $120.0 million at December 31, 2017 that are collateralized by a land development project. These loans were scheduled to mature in September 2017 and were extended to September 2018. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $110.7 million entitle us to a weighted average accrual rate of interest of 8.66%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both December 31, 2017 and 2016, we have cumulative allowances for loan losses of $49.1 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments (Continued)

        A summary of our impaired loans by asset class is as follows (in thousands):

	December 31, 2017			Year Ended December 31, 2017
Asset Class	UPB	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Land	$131,086	$124,812	$53,883	$131,086	$—
Hotel	34,750	34,750	5,700	34,750	371
Office	2,288	2,288	1,500	14,926	107
Commercial	1,700	1,700	1,700	1,700	—
Multifamily	—	—	—	1,271	22

Total	$169,824	$163,550	$62,783	$183,733	$500

	December 31, 2016			Year Ended December 31, 2016
Land	$131,086	$125,926	$53,883	$129,277	$—
Hotel	34,750	34,496	3,700	34,750	1,155
Office	27,563	22,778	21,973	27,572	94
Commercial	1,700	1,700	1,700	1,700	—
Multifamily	2,542	2,451	2,456	4,952	157

Total	$197,641	$187,351	$83,712	$198,251	$1,406

(1)
Represents the UPB of five and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2017 and 2016, respectively.

(2)
Represents an average of the beginning and ending UPB of each asset class.

        At December 31, 2017, two loans with an aggregate net carrying value of $29.1 million, net of related loan loss reserves of $7.4 million, were classified as non-performing. As of December 31, 2016, three fully reserved loans with an aggregate carrying value of $22.9 million were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 4—Loans and Investments (Continued)

        A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2017			December 31, 2016
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Hotel	$34,750	$—	$34,750	$—	$—	$—
Office	—	—	—	20,472	—	20,472
Multifamily	—	—	—	681	—	681
Commercial	1,700	—	1,700	1,700	—	1,700

Total	$36,450	$—	$36,450	$22,853	$—	$22,853

        At December 31, 2017 and 2016, we had no loans contractually past due 90 days or more that are still accruing interest.

        A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows ($ in thousands):

	Year Ended December 31, 2017
Asset Class	Number of Loans	Original UPB	Original Wtd. Avg. Rate of Interest	Extended UPB	Extended Wtd. Avg. Rate of Interest
Hotel	1	$34,750	4.01%	$34,750	4.01%

	Year Ended December 31, 2016
Multifamily	1	$14,646	5.57%	$14,646	5.57%
Office	1	2,315	4.03%	2,315	4.03%

Total	2	$16,961	5.36%	$16,961	5.36%

        The loan modified during 2017 was considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in 2017 and was classified as non-performing as of December 31, 2017. There were no other loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2017 and 2016 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the years ended December 31, 2017 and 2016. These loans were modified to increase the likelihood of a total recovery of the combined principal and interest from the loan.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. As of December 31, 2017, we had total interest reserves of $52.5 million on 81 loans with an aggregate UPB of $1.57 billion. As of December 31, 2016, we had total interest reserves of $20.4 million on 75 loans with an aggregate UPB of $1.01 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 5—Loans Held-for-Sale, Net

        Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Fannie Mae	$243,717	$538,189
Freddie Mac	47,545	124,102
FHA	987	56

	292,249	662,347
Fair value of future MSR	5,806	13,146
Unearned discount	(612)	(2,126)

Loans held-for-sale, net	$297,443	$673,367

        Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During 2017, we sold $4.81 billion of loans held-for-sale and recorded gain on sales of $68.3 million. During 2016, we sold $1.49 billion of loans held-for-sale, excluding $418.2 million of sales related to loans that were acquired as part of the Acquisition, and recorded gain on sales of $22.8 million. At December 31, 2017 and 2016, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 6—Capitalized Mortgage Servicing Rights

        Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business, or MSRs acquired as part of the Acquisition or in the open market from third parties. The weighted average estimated life remaining of our MSRs held at December 31, 2017 and 2016 was 7.2 years and 6.9 years, respectively.

        A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$194,800	$32,943	$227,743	$—	$—	$—
Additions	1,199	86,700	87,899	221,647	33,597	255,244
Amortization	(37,470)	(9,732)	(47,202)	(21,052)	(653)	(21,705)
Write-downs and payoffs	(15,259)	(573)	(15,832)	(5,795)	(1)	(5,796)

Balance at end of period	$143,270	$109,338	$252,608	$194,800	$32,943	$227,743

        We recorded write-offs relating to specific MSRs of $15.8 million and $5.8 million during 2017 and 2016, respectively, primarily due to prepayments of loans. We collected prepayment fees of $12.7 million and $5.6 million during 2017 and 2016, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2017 and 2016, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 6—Capitalized Mortgage Servicing Rights (Continued)

        The expected amortization of the capitalized MSRs recorded as of December 31, 2017 are shown in the table below. Actual amortization may vary from these estimates (in thousands).

Year	Amortization
2018	$46,814
2019	43,191
2020	37,462
2021	30,037
2022	23,944
Thereafter	71,160

Total	$252,608

Note 7—Mortgage Servicing

        An analysis of the product and geographic concentrations that impact our servicing revenue is as follows ($ in thousands):

December 31, 2017
Product Concentrations			Geographic Concentrations
Product	UPB	Percent of Total	State	UPB Percent of Total
Fannie Mae	$12,502,699	77%	Texas	22%
Freddie Mac	3,166,134	20%	North Carolina	10%
FHA	537,482	3%	California	8%

Total	$16,206,315	100%	New York	8%

			Georgia	6%
			Florida	6%
			Other(1)	40%

			Total	100%

December 31, 2016
Product Concentrations			Geographic Concentrations
Product	UPB	Percent of Total	State	UPB Percent of Total
Fannie Mae	$11,181,152	83%	Texas	24%
Freddie Mac	1,953,245	14%	North Carolina	9%
FHA	420,689	3%	California	8%

Total	$13,555,086	100%	New York	8%

			Georgia	5%
			Florida	4%
			Other(1)	42%

			Total	100%

(1)
No other individual state represented more than 4% of the total.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 7—Mortgage Servicing (Continued)

        At December 31, 2017 and 2016, our weighted average servicing fee was 47.7 basis points and 47.8 basis points, respectively. We held cash in escrow for these loans totaling $477.9 million and $401.7 million at December 31, 2017 and 2016, respectively, which is not reflected in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on these escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, and is a component of servicing revenue, net in the consolidated statements of income.

Note 8—Securities Held-to-Maturity

        Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we are required to purchase the bottom tranche bond, generally referred to as the "B Piece," that represents the bottom 10%, or highest risk of the securitization. During 2017, we retained 49%, or $41.0 million initial face value of three B Piece bonds, at a discount, for $27.2 million and sold the remaining 51% to the third party at par. Prior to 2017, a third party investor agreed to purchase the entire B Piece of each SBL program securitization at par. These held-to-maturity securities are carried at cost, net of unamortized discounts and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.65% and have an estimated weighted average maturity of 5.9 years. The weighted average effective interest rate was 12.97% at December 31, 2017, including the accretion of discount. Approximately $5.4 million is estimated to mature within one year, $17.9 million is estimated to mature after one year through five years, $10.8 million is estimated to mature after five years through ten years and $6.5 million is estimated to mature after ten years.

        The following is a summary of the held-to-maturity securities we held at December 31, 2017 (in thousands):

	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
B Piece bonds	$40,566	$27,837	$602	$28,439

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 9—Investments in Equity Affiliates

        We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates (in thousands):

	Investments in Equity Affiliates at
Equity Affiliates	December 31, 2017	December 31, 2016	UPB of Loans to Equity Affiliates at December 31, 2017
Arbor Residential Investor LLC	$19,193	$28,917	$—
West Shore Café	2,140	2,051	1,688
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
East River Portfolio	—	83	—
Lexford Portfolio	—	—	—
Issuers of Junior Subordinated Notes	—	578	—

Total	$23,653	$33,949	$1,688

        Arbor Residential Investor LLC ("ARI").    In 2015, we invested $9.6 million for 50% of our Former Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which was subject to dilution upon attaining certain profit hurdles of the business, and at December 31, 2017, our indirect interest was 16.3%. In 2017, we recorded a $5.5 million charge for our proportionate share of a litigation settlement that will be paid over a two-year period and a loss of $1.8 million to (loss) income from equity affiliates in the consolidated statements of income related to this investment. During 2016 and 2015, we recorded income of $9.5 million and $6.6 million, respectively.

        In 2015, we invested $1.7 million through ARI for a 50% non-controlling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. We also funded $0.6 million, $5.9 million and $7.9 million of additional mortgage purchases during 2017, 2016 and 2015, respectively. During 2017 and 2016, we received cash distributions totaling $3.2 million and $13.0 million as a result of the joint venture selling most of its mortgage assets, which were classified as returns of capital. During 2017, 2016 and 2015, we recorded income of $0.1 million, $0.5 million and less than $0.1 million, respectively, to (loss) income from equity affiliates in our consolidated statements of income related to this investment.

        West Shore Café.    We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which matures in May 2018, with a one-year extension option, and bears interest at LIBOR plus 4.0%. In 2017, 2016 and 2015, we recorded income of $0.1 million in each year to (loss) income from equity affiliates in our consolidated statements of income related to this investment.

        Lightstone Value Plus REIT L.P. / JT Prime.    We own a $1.9 million interest in an unconsolidated joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. ("Lightstone"). We also own a 50% non-controlling interest in an unconsolidated joint venture,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 9—Investments in Equity Affiliates (Continued)

JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. In 2017, 2016 and 2015, we recorded income of $0.2 million in each year to (loss) income from equity affiliates in our consolidated statements of income related to these investments.

        East River Portfolio.    We invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including our chief executive officer, and other related parties, who together own an interest of 95%. We originated a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR that was repaid in full during 2017. In connection with the debt repayment, we received a $0.1 million distribution bringing our basis in this investment to zero. See Note 20—Agreements and Transactions with Related Parties for details.

        Lexford Portfolio.    We own a $44,000 noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2017, 2016 and 2015, we received distributions from this equity investment and recognized income totaling $2.5 million, $2.8 million and $4.5 million, net of expenses, respectively. The $4.5 million of income received in 2015 was comprised of income of $5.5 million, partially offset by $1.0 million of expenses related to these distributions that were recorded in employee compensation and benefits. See Note 20—Agreements and Transactions with Related Parties for details.

        Issuers of Junior Subordinated Notes.    We invested $0.6 million for 100% of the common shares of two affiliated entities of ours. These entities pay dividends on both the common and preferred securities on a quarterly basis at variable rates based on LIBOR. During 2017, we purchased, at a discount, a portion of our junior subordinated notes. In connection with this extinguishment of debt, we settled our investment in these affiliated entities. See Note 12—Debt Obligations for details.

        Equity Participation Interest.    During 2017, we received $1.5 million from the redemption of a 25% equity participation interest we held in a multifamily property, which is included in (loss) income from equity affiliates in our consolidated statements of income. Prior to this transaction, our basis in this investment was zero.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 9—Investments in Equity Affiliates (Continued)

Summarized Financial Information

        The condensed combined balance sheets for our unconsolidated investments in equity affiliates are as follows (in thousands):

	December 31,
	2017			2016
Condensed Combined Balance Sheets	ARI	Other	Total	ARI	Other	Total
Assets:
Cash and cash equivalents	$26,419	$36,304	$62,723	$21,257	$33,342	$54,599
Real estate assets	303,098	584,580	887,678	360,412	601,713	962,125
Other assets	137,782	54,537	192,319	125,941	45,022	170,963

Total assets	467,299	675,421	1,142,720	507,610	680,077	1,187,687

Liabilities:
Notes payable	357,410	702,495	1,059,905	380,468	703,752	1,084,220
Other liabilities	34,964	15,885	50,849	13,329	16,390	29,719

Total liabilities	392,374	718,380	1,110,754	393,797	720,142	1,113,939

Stockholders' equity Arbor(1)	19,193	4,460	23,653	28,917	4,454	33,371
Stockholders' equity	55,732	(47,419)	8,313	84,896	(44,519)	40,377

Total stockholders' equity	74,925	(42,959)	31,966	113,813	(40,065)	73,748

Total liabilities and equity	$467,299	$675,421	$1,142,720	$507,610	$680,077	$1,187,687

(1)
Amount at December 31, 2016, when combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $33.9 million of investments in equity affiliates.

        The condensed combined statements of operations for our unconsolidated investments in equity affiliates are as follows (in thousands):

	Year Ended December 31,
	2017			2016			2015
Statements of Operations:	ARI	Other	Total	ARI	Other	Total	ARI	Other	Total
Revenue:
Rental income	$—	$103,873	$103,873	$—	$99,417	$99,417	$—	$95,938	$95,938
Interest income	9,248	259	9,507	11,726	259	11,985	9,957	259	10,216
Operating income	143,743	—	143,743	195,905	—	195,905	129,567	1,364	130,931
Reimbursement income	—	7,378	7,378	—	7,085	7,085	—	6,801	6,801
Other income	2,909	8,420	11,329	213	8,060	8,273	196	15,124	15,320

Total revenues	155,900	119,930	275,830	207,844	114,821	322,665	139,720	119,486	259,206

Expenses:
Operating expenses	154,837	58,289	213,126	142,297	56,679	198,976	101,165	56,608	157,773
Interest expense	11,436	32,918	44,354	13,331	32,687	46,018	9,824	33,943	43,767
Depreciation and amortization	1,384	29,155	30,539	1,127	29,249	30,376	752	21,011	21,763
Other expenses	22,000	471	22,471	—	91	91	—	1,628	1,628

Total expenses	189,657	120,833	310,490	156,755	118,706	275,461	111,741	113,190	224,931

Net (loss) income	$(33,757)	$(903)	$(34,660)	$51,089	$(3,885)	$47,204	$27,979	$6,296	$34,275

Arbor's share of (loss) income(1)	$(7,247)	$2,796	$(4,451)	$9,950	$3,045	$12,995	$6,600	$5,701	$12,301

(1)
Amount for the year ended December 31, 2017, when combined with the $1.5 million equity participation interest received, equals a loss of $3.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 10—Real Estate Owned and Held-For-Sale

        Our real estate assets at both December 31, 2017 and 2016 were comprised of a hotel property and an office building.

Real Estate Owned

	December 31, 2017			December 31, 2016
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	30,699	2,010	32,709	30,474	1,563	32,037
Less: Impairment loss	(13,307)	(500)	(13,807)	(11,200)	—	(11,200)
Less: Accumulated depreciation and amortization	(9,228)	(690)	(9,918)	(8,659)	(489)	(9,148)

Real estate owned, net	$11,458	$5,329	$16,787	$13,909	$5,583	$19,492

        For the years ended December 31, 2017, 2016 and 2015, our hotel property had a weighted average occupancy rate of approximately 52%, 54% and 53%, respectively, a weighted average daily rate of approximately $108, $100 and $90, respectively, and a weighted average revenue per available room of approximately $56, $54 and $48, respectively. The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During 2016, through site visits and discussion with market participants, we determined that the hotel property exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million. During 2017, we had additional discussions with market participants and received additional market analyses related to this property, which resulted in a further impairment totaling $2.7 million. In addition, during 2017, through site visits and discussion with market participants, we determined that the office building exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $0.5 million.

        Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

        Our real estate assets had restricted cash balances totaling $0.7 million at both December 31, 2017 and 2016, due to escrow requirements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 10—Real Estate Owned and Held-For-Sale (Continued)

        The results of operations for properties classified as held-for-sale are summarized as follows (in thousands):

	Year Ended December
	2016	2015
Revenue:
Property operating income	$2,845	$10,972
Expenses:
Property operating expenses	1,994	8,224
Depreciation	335	1,563

Net income	$516	$1,185

Note 11—Goodwill and Other Intangible Assets

        Goodwill.    The following table sets forth the goodwill activity (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$26,747	$—
Additions from the Acquisition	—	26,747
Additions from internalization of management team(1)	25,000	—
Purchase price allocation adjustment(2)	4,879	—

Ending balance	$56,626	$26,747

(1)
Goodwill additions from the internalization of our management team was allocated $12.5 million each to our two reporting segments.

(2)
See Note 2—Basis of Presentation and Significant Accounting Policies for details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 11—Goodwill and Other Intangible Assets (Continued)

        Other Intangible Assets.    The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite-lived intangible assets:
Broker relationships	$25,000	$(4,558)	$20,442	$25,000	$(1,432)	$23,568
Borrower relationships	14,400	(2,100)	12,300	14,400	(660)	13,740
Below market leases	4,010	(1,075)	2,935	4,010	(337)	3,673
Acquired technology	900	(437)	463	900	(138)	762
Infinite-lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200

	$73,310	$(8,170)	$65,140	$73,310	$(2,567)	$70,743

        The amortization expense recorded for these intangible assets were $5.6 million and $2.6 million during the years ended December 31, 2017 and 2016, respectively.

        At December 31, 2017, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the succeeding five years are as follows ($ in thousands):

		Estimated Amortization Expense for the Years Ending December 31,
	Wtd. Avg. Remaining Life (in years)
		2018	2019	2020	2021	2022
Finite-lived intangible assets:
Broker relationships	6.5	$3,125	$3,125	$3,125	$3,125	$3,125
Borrower relationships	8.5	1,440	1,440	1,440	1,440	1,440
Below market leases	5.4	737	737	684	126	126
Acquired technology	1.5	300	163	—	—	—

	7.1	$5,602	$5,465	$5,249	$4,691	$4,691

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

Credit Facilities and Repurchase Agreements

        The following table outlines borrowings under our credit facilities and repurchase agreements ($ in thousands):

	December 31, 2017				December 31, 2016
	UPB(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$225 million repurchase facility	$103,818	$102,350	$145,850	3.90%	$107,303	$106,051	$183,828	3.12%
$100 million repurchase facility	2,835	2,445	6,600	3.61%	21,897	21,598	34,850	2.96%
$75 million credit facility	—	—	—	—	38,990	38,704	63,158	2.94%
$75 million credit facility	9,000	8,999	16,000	3.61%	23,286	23,277	31,725	2.81%
$50 million credit facility	32,560	32,538	40,700	3.61%	46,400	46,374	58,000	2.81%
$50 million credit facility	3,700	3,581	4,625	4.88%	7,956	7,956	9,885	4.08%
$25.5 million credit facility	14,065	13,920	18,753	4.12%	—	—	—	—
$10 million working capital line of credit	10,000	10,000	—	4.12%	—	—	—	—
$7.5 million credit facility	7,472	7,432	9,340	4.37%	—	—	—	—
Repurchase facility—securities(2)	53,938	53,938	—	4.45%	—	—	—	—
$3 million master security agreement	1,834	1,834	—	3.21%	2,533	2,533	—	3.21%

Structured Business Total	$239,222	$237,037	$241,868	4.02%	$248,365	$246,493	$381,446	3.02%

Agency Business
$500 million multifamily ASAP agreement	$121,880	$121,880	$121,880	2.61%	$142,557	$142,557	$142,557	1.65%
$150 million credit facility	21,821	21,802	21,821	2.96%	268,572	268,530	268,572	2.05%
$150 million credit facility	99,357	99,242	99,357	2.91%	210,139	210,009	210,139	2.05%
$100 million credit facility	23,785	23,785	23,785	2.86%	39,047	39,048	39,047	1.95%
$100 million repurchase facility	24,873	24,827	24,873	2.91%	—	—	—	—

Agency Business Total	$291,716	$291,536	$291,716	2.78%	$660,315	$660,144	$660,315	1.96%

Consolidated total	$530,938	$528,573	$533,584	3.34%	$908,680	$906,637	$1,041,761	2.25%

(1)
The difference between the UPB and carrying value represents unamortized deferred finance costs.

(2)
The facility is collateralized by $61.0 million of notes retained by us from our last two CLO issuances and the fair value of our B Piece bonds from SBL program securitizations of $28.4 million.

        Structured Business.    We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as described below.

        Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

Business was 4.51% and 3.42% at December 31, 2017 and 2016, respectively. The leverage on our loans and investment portfolio, excluding the securities repurchase facility, $10.0 million working capital line of credit and the $3.0 million master security agreement used to finance leasehold improvements to our corporate office, was 72% and 64% at December 31, 2017 and 2016, respectively.

        In the fourth quarter of 2017, we amended our $150.0 million repurchase facility increasing the commitment by $75.0 million to $225.0 million. This facility bears interest at a rate of 225 basis points over LIBOR on senior mortgage loans, 350 basis points over LIBOR on junior mortgage loans and matures in October 2018, with a one-year extension option. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

        We have a $100.0 million repurchase facility to finance multifamily bridge loans that bears interest at a rate of 200 basis points over LIBOR, matures in June 2019 and has a maximum advance rate of 75%.

        We have a $75.0 million credit facility to finance multifamily bridge loans which matures in December 2018 and bears interest at a rate ranging from 200 basis points to 212.5 basis points over LIBOR, depending on the advance rate. This facility includes a $25.0 million sublimit to finance healthcare related loans at an interest rate ranging from 212.5 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed and the advance rate. In the fourth quarter of 2017, we extended the maturity date of this facility to December 2018. The facility has a maximum advance rate of 75% on multifamily bridge loans and 65% on healthcare related loans.

        We have another $75.0 million credit facility to finance bridge loans that bears interest at a rate of 200 basis points over LIBOR and matures in June 2018. The facility has a maximum advance rate of 70% to 75%, depending on the property type.

        We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of 200 basis points over LIBOR and is scheduled to mature in February 2018. This facility includes a one year automatic extension option, subject to certain conditions, and has a maximum advance rate of 80%.

        We have another $50.0 million credit facility that bears an interest rate ranging from 250 basis points to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2019. The facility includes two one-year extension options and has a maximum advance rate of 80%.

        In 2017, we entered into a $25.5 million credit facility to finance a multifamily bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in October 2019.

        In 2017, we entered into a $10.0 million unsecured working capital line of credit that bears interest at a rate of 250 basis points over LIBOR. This line is scheduled to mature in March 2018 and is renewable annually.

        In the fourth quarter of 2017, we entered into a $7.5 million credit facility to finance a healthcare related bridge loan. The facility bears interest at a rate of 275 basis points over LIBOR and matures in August 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

        In the fourth quarter of 2017, we entered into an uncommitted repurchase facility that is used to finance securities we retained in connection with our two latest CLOs and our purchases of the B Piece bonds from SBL program securitizations. The facility bears interest at a rate ranging from 250 basis points to 350 basis points over LIBOR and has no stated maturity date.

        We have two notes payable under a master security agreement that was used to finance leasehold improvements to our corporate office, which were assumed as part of the Acquisition. The two notes bear interest at a weighted average fixed rate of 3.21%, require monthly amortization payments and mature in 2020.

        Agency Business.    We utilize credit facilities with various financial institutions to finance the loans held-for-sale on our Agency Business.

        We have a $500.0 million Multifamily As Soon as Pooled ® Plus ("ASAP") agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of 105 basis points over LIBOR (with a LIBOR Floor of 0.35%).

        We have a $150.0 million credit facility that bears interest at a rate of 140 basis points over LIBOR and a scheduled maturity date in January 2018. In 2018, we amended the facility reducing the interest rate 10 basis points to 130 basis points over LIBOR and extending the maturity date one year. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have another $150.0 million credit facility that bears interest at a rate of 135 basis points over LIBOR and matures in July 2018. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $100.0 million credit facility that bears interest at a rate of 130 basis points over LIBOR and matures in June 2018. The committed amount under this facility was temporarily increased to $250.0 million through January 2018. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        In 2017, we entered into a $100.0 million repurchase facility that bears interest at a rate of 135 basis points over LIBOR and matures in August 2018. The financial institution that provided this credit facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        In 2017, we simultaneously terminated our then existing $30.0 million letter of credit facility and entered into a new $50.0 million letter of credit facility with a different financial institution. We issued letters of credit to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program. The letter of credit facility bears interest at a fixed rate of 2.875%, matures in September 2020 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The letter of credit facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2017, the letters of credit outstanding include $42.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

CLOs

        We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

        The following table outlines borrowings and the corresponding collateral under our CLOs ($ in thousands):

				Collateral(3)
	Debt			Loans		Cash
	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
December 31, 2017
CLO IX	$356,400	$351,042	2.97%	$372,350	$371,236	$88,650
CLO VIII	282,874	278,606	2.92%	364,838	363,339	162
CLO VII	279,000	275,331	3.61%	346,524	345,220	13,476
CLO VI	250,250	247,470	4.10%	314,382	313,582	10,618
CLO V	267,750	265,973	4.06%	347,797	346,803	2,203

Total CLOs	$1,436,274	$1,418,422	3.48%	$1,745,891	$1,740,180	$115,109

December 31, 2016
CLO VI	$250,250	$246,443	3.30%	$324,569	$323,351	$431
CLO V	267,750	264,864	3.26%	344,680	343,748	5,320
CLO IV	219,000	217,134	3.06%	291,319	290,429	8,681

Total CLOs	$737,000	$728,441	3.21%	$960,568	$957,528	$14,432

(1)
Debt carrying value is net of $17.9 million and $8.6 million of deferred financing fees at December 31, 2017 and 2016, respectively.

(2)
At December 31, 2017 and 2016, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.08% and 3.71%, respectively.

(3)
At December 31, 2017 and 2016, there was no collateral at risk of default or deemed to be a "credit risk" as defined by the CLO indenture.

(4)
Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

        In December 2017, we completed CLO IX, issuing five tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $388.2 million. Of the total CLO notes issued, $356.4 million were investment grade notes issued to third party investors and $31.8 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $387.3 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in December

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $92.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date. Subsequently, the issuer will own loan obligations with a face value of $480.0 million. We retained a residual interest in the portfolio with a notional amount of $123.6 million, including the $31.8 million below investment grade notes. The notes had an initial weighted average interest rate of 1.36% plus LIBOR and interest payments on the notes are payable monthly.

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

        In August 2017, we completed CLO VIII, issuing six tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $312.1 million. Of the total CLO notes issued, $282.9 million were investment grade notes issued to third party investors and $29.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $293.7 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in August 2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $71.3 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized resulting in the issuer owning loan obligations with a face value of $365.0 million. We retained a residual interest in the portfolio with a notional amount of $82.1 million, including the $29.2 million below investment grade notes. The notes had an initial weighted average interest rate of 1.31% plus LIBOR and interest payments on the notes are payable monthly.

        In April 2017, we completed CLO VII, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $279.0 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $296.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in April 2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $63.8 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $360.0 million. We retained a residual interest in the portfolio with a notional amount of $81.0 million. The notes had

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

an initial weighted average interest rate of 1.99% plus LIBOR and interest payments on the notes are payable monthly.

        In December 2016, we completed the unwind of CLO III, redeeming $281.3 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our financing facilities, as well as with cash held by the CLO, and expensed $1.0 million of deferred fees into interest expense in the consolidated statements of income.

        In August 2016, we completed CLO VI, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $250.3 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $275.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in September 2026 and a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $49.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $325.0 million. We retained a residual interest in the portfolio with a notional amount of $74.8 million. The notes had an initial weighted average interest rate of 2.48% plus LIBOR and interest payments on the notes are payable monthly.

        In August 2015, we completed CLO V, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in September 2025 and a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized resulting in the issuer owning loan obligations with a face value of $350.0 million. We retained a residual interest in the portfolio with a notional amount of $82.3 million. The notes had an initial weighted average interest rate of 2.44% plus LIBOR and interest payments on the notes are payable monthly.

Luxembourg Debt Fund

        In November 2017, we formed a $100.0 million Luxembourg commercial real estate debt fund and issued to third party investors $70.0 million of floating rate notes which bear an initial interest rate of 4.15% over LIBOR. The notes mature in 2025 and we retained a $30.0 million equity interest in the Debt Fund. The Debt Fund is secured by a portfolio of loan obligations with a face value of $100.0 million, which includes first mortgage bridge loans, senior participations interests in first

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

mortgage bridge loans, subordinate participation interest in first mortgage bridge loans and participation interests in mezzanine loans. The Debt Fund allows, for a period of three years, principal proceeds from portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions.

        Borrowings and the corresponding collateral under our Debt Fund as of December 31, 2017 are as follows ($ in thousands):

Debt			Collateral(3)
			Loans		Cash
Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
$70,000	$68,084	5.79%	$96,995	$96,564	$3,005

(1)
Debt carrying value is net of $1.9 million of deferred financing fees at December 31, 2017.

(2)
At December 31, 2017 the aggregate weighted average note rate, including certain fees and costs, was 6.05%.

(3)
At December 31, 2017, there was no collateral at risk of default or deemed to be a "credit risk."

(4)
Represents restricted cash held for reinvestment. Does not include restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

        The debt carrying value of our senior unsecured notes at December 31, 2017 and 2016 were $95.3 million and $94.5 million, respectively, which were net of $2.6 million and $3.3 million, respectively, of deferred financing fees. The notes are due in 2021; however, they became eligible for redemption by us on May 16, 2017. Including certain fees and costs, the weighted average note rate was 8.16% and 8.15% at December 31, 2017 and 2016, respectively.

Convertible Senior Unsecured Notes

        In November 2017, we issued $143.8 million aggregate principal amount of 5.375% convertible senior unsecured notes, which included the underwriter's exercise of the over-allotment option of $18.8 million. The notes pay interest semiannually in arrears. We received total proceeds of $139.2 million from the offering, net of deferred financing fees, which is being amortized through interest expense over the life of the notes. The notes mature in November 2020, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 107.7122 shares of common stock per $1,000 principal amount of notes and represents a conversion price of $9.28 per share of common stock.

        In October 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes, including the underwriter's over-allotment option of $11.3 million, and, in January

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

2017, we issued an additional $13.8 million, which brought the aggregate outstanding principal amount of the notes to $100.0 million. The additional issuance in January 2017 is fully fungible with, and ranks equally in right of payment with, the initial issuance. The notes pay interest semiannually in arrears. We received total proceeds of $95.8 million from the offerings, net of deferred financing fees, which are being amortized through interest expense over the life of the notes. The notes mature in October 2019, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 119.3033 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $8.38 per share of common stock. At December 31, 2017, the notes had a conversion rate of 120.465 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of $8.30 per share of common stock.

        Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreements.

        Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.41 years and 2.75 years at December 31, 2017 and 2016, respectively, on a weighted average basis.

        The UPB, unamortized discount and net carrying amount of the liability and equity components of the notes were as follows (in thousands):

	Liability Component				Equity Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
December 31, 2017	$243,750	$5,742	$6,721	$231,287	$6,733

December 31, 2016	$86,250	$2,119	$3,471	$80,660	$2,179

        During 2017, we incurred total interest expense on the notes of $10.1 million, of which $7.4 million, $1.6 million and $1.1 million related to the cash coupons, accretion of the deferred financing fees and of the debt discount, respectively. During 2016, we incurred total interest expense on the notes of $1.9 million, of which $1.4 million, $0.3 million and $0.2 million related to the cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes is 7.96% per annum.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

Junior Subordinated Notes

        In 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.6 million and $157.9 million at December 31, 2017 and 2016, respectively, which is net of a deferred amount of $12.5 million and $14.9 million, respectively, (which is being amortized into interest expense over the life of the notes) and $2.2 million and $3.1 million, respectively, of deferred financing fees. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 4.53% and 3.82% at December 31, 2017 and 2016, respectively. Including certain fees and costs, the weighted average note rate was 4.63% and 3.94% at December 31, 2017 and 2016, respectively.

Related Party Financing

        In connection with the Acquisition, we entered into a $50.0 million preferred equity interest financing agreement with our Former Manager to finance a portion of the aggregate purchase price. The debt has a five year term with a preferred return of 7% through December 31, 2016, increasing by 1% per annum thereafter, with a maximum rate of 12%. In addition, after eighteen months, the principal balance due is scheduled to increase over time with $62.5 million due if the debt remained outstanding until the end of the five-year term. Interest expense associated with this financing is recorded using the effective yield method. At both December 31, 2017 and 2016, the outstanding principal balance was $50.0 million and, during 2017 and 2016, we recorded interest expense of $3.8 million and $1.8 million, respectively. In January 2018, we paid $50.0 million in full satisfaction of this debt.

Collateralized Debt Obligations (CDOs)

        In 2015, we completed the unwind of our remaining CDO vehicles and terminated the related basis and interest rate swaps, which resulted in a loss of $4.6 million.

Debt Covenants

        Credit Facilities and Repurchase Agreements.    The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2017.

        CLOs.    Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2017, as well as on the most recent determination dates in February

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

2018. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

        A summary of our CLO compliance tests as of the most recent determination dates in February 2018 is as follows:

Cash Flow Triggers	CLO V	CLO VI	CLO VII	CLO VIII	CLO IX
Overcollateralization(1)
Current	130.72%	129.87%	129.03%	129.03%	134.68%
Limit	129.72%	128.87%	128.03%	128.03%	133.68%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	214.53%	249.66%	245.32%	322.10%	264.20%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 12—Debt Obligations (Continued)

        A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination(1)	CLO V	CLO VI	CLO VII	CLO VIII	CLO IX
January 2018	130.72%	129.87%	129.03%	129.03%	134.68%
October 2017	130.72%	129.87%	129.03%	129.03%	—
July 2017	130.72%	129.87%	129.03%	—	—
April 2017	130.72%	129.87%	—	—	—
January 2017	130.72%	129.87%	—	—	—

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

Note 13—Allowance for Loss-Sharing Obligations

        A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$32,408	$—
Allowance for loss-sharing obligations assumed in the Acquisition	—	32,617
Provision for loss sharing	6,358	3,218
Provision reversal for loan repayments	(6,617)	(983)
Charge-offs, net	(1,638)	(2,444)

Ending balance	$30,511	$32,408

        When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2017 and 2016, we had outstanding advances of $0.1 million and $0.3 million, respectively, which were netted against the allowance for loss-sharing obligations.

        At December 31, 2017 and 2016, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement were $2.24 billion and $2.04 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 13—Allowance for Loss-Sharing Obligations (Continued)

amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 14—Derivative Financial Instruments

        Structured Business.    During 2017, our remaining two qualifying LIBOR cap hedges, with a notional value of $55.6 million, and our remaining two qualifying interest rate swap cash flow hedges, with a notional value of $41.5 million, matured. We entered into the LIBOR cap hedges due to certain CLO agreement requirments and we entered into the interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2017, the Structured Business did not have any derivative financial instruments. At December 31, 2016, the fair value of our LIBOR cap hedges and interest rate swaps was less than $0.1 million and $(0.2) million, respectively.

        The following table presents the effect of our qualifying derivative financial instruments on the statements of income (in thousands):

	Loss Recognized in Other Comprehensive Income (Effective Portion)			Loss Reclassified from Accumulated Other Comprehensive Income into Interest Expense (Effective Portion)			Loss Reclassified from Accumulated Other Comprehensive Income into Loss on Termination of Swaps (Ineffective Portion)
	Year Ended December 31,
Derivative	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest Rate Swaps/Cap	$—	$193	$1,019	$(237)	$(5,208)	$(6,149)	$—	$—	$(4,626)

        At December 31, 2016, the cumulative amount of other comprehensive income related to net unrealized losses on derivatives designated as qualifying hedges were de minimis.

        Agency Business.    The following is a summary of our non-qualifying derivative financial instruments ($ in thousands):

December 31, 2017
	Notional Value			Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate Lock Commitments	3	$38,578	Other Assets/ Other Liabilities	$276	$(278)
Forward Sale Commitments	75	330,827	Other Assets/ Other Liabilities	408	(1,028)

		$369,405		$684	$(1,306)

December 31, 2016

Rate Lock Commitments	12	$156,685	Other Assets/ Other Liabilities	$2,816	$(764)
Forward Sale Commitments	105	819,033	Other Assets/ Other Liabilities	2,799	(1,535)

		$975,718		$5,615	$(2,299)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

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

        These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2017 and 2016, we recorded net losses of $1.4 million and net gains of $0.5 million, respectively, from changes in the fair value of these derivatives in other income, net and $76.8 million and $44.9 million, respectively, of income from MSRs. See Note 15—Fair Value for details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15—Fair Value

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2017			December 31, 2016
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$2,652,538	$2,579,127	$2,652,520	$1,790,160	$1,695,732	$1,749,130
Loans held-for-sale, net	292,249	297,443	302,883	675,494	673,367	683,833
Capitalized mortgage servicing rights, net	n/a	252,608	286,073	n/a	227,743	245,456
Securities held-to-maturity, net	40,566	27,837	28,439	—	—	—
Derivative financial instuments	77,984	684	684	550,118	5,615	5,615
Financial liabilities:
Credit and repurchase facilities	$530,938	$528,573	$529,992	$908,680	$906,637	$907,883
Collateralized loan obligations	1,436,274	1,418,422	1,436,871	737,000	728,441	728,643
Debt Fund	70,000	68,084	70,000	—	—	—
Senior unsecured notes	97,860	95,280	99,582	97,860	94,522	99,034
Convertible senior unsecured notes, net	243,750	231,287	254,335	86,250	80,660	86,586
Junior subordinated notes	154,336	139,590	94,215	175,858	157,859	105,650
Related party financing	50,000	50,000	49,682	50,000	50,000	55,120
Derivative financial instruments	291,421	1,306	1,306	522,651	2,451	2,451

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

          Level 2—Inputs (other than quoted prices included in Level 1) are observable for the asset or liability through correlation with market data. Level 2 inputs may include quoted market prices for a similar asset or liability, interest rates and credit risk. Examples include non-government securities, certain mortgage and asset-backed securities, certain corporate debt and certain derivative instruments.

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

December 31, 2017

Note 15—Fair Value (Continued)

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

        Credit facilities and repurchase agreements.    Fair values for credit facilities and repurchase agreements of the Structured Business are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality. The majority of our credit facilities and repurchase agreement for the Agency Business bear interest at rates that are similar to those available in the market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15—Fair Value (Continued)

        Collateralized loan obligations, Debt Fund, junior subordinated notes and related party financing.    Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

        Senior unsecured notes.    Fair values are estimated at Level 1 based on current market quotes received from active markets.

        Convertible senior unsecured notes, net.    Fair values are estimated at Level 2 based on current market quotes received from inactive markets.

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of December 31, 2017 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$684	$684	$—	$408	$276
Financial liabilities:
Derivative financial instruments	$1,306	$1,306	$—	$1,306	$—

        We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets were determined using the following input levels as of December 31, 2017 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$100,766	$100,766	$—	$—	$100,766
Non-financial assets:
Long-lived assets(2)	$16,787	$16,787	$—	$—	$16,787

(1)
We had an allowance for loan losses of $62.8 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $163.6 million at December 31, 2017.

(2)
During 2017 and 2016, we determined that our real estate owned properties exhibited indicators of impairment and impairment analyses were performed, resulting in impairment losses of $3.2 million and $11.2 million, respectively. See Note 10—Real Estate Owned and Held-For-Sale for details.

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

December 31, 2017

Note 15—Fair Value (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15—Fair Value (Continued)

        Quantitative information about Level 3 fair value measurements at December 31, 2017 were as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans(1):
Land	$70,928	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
Hotel	29,050	Discounted cash flows	Discount rate	9.00%
			Capitalization rate	7.00%
			Revenue growth rate	3.30%
Office	788	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	276	Discounted cash flows	W/A discount rate	8.25%
Financial assets:
Long-lived assets:
Hotel	11,458	Discounted cash flows	Discount rate	11.75%
			Capitalization rate	9.75%
			Revenue growth rate	3.50%
			Hold period	3 years

(1)
Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15—Fair Value (Continued)

        The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2017	2016
Derivative assets
Balance at beginning of period	$2,816	$—
Additions from the Acquisition	—	4,529
Settlements	(79,360)	(26,157)
Realized gains recorded in earnings	76,544	21,628
Unrealized gains recorded in earnings	276	2,816

Balance at end of period	$276	$2,816

        The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
December 31, 2017
Rate lock commitments	$38,578	$276	$(278)	$(2)
Forward sale commitments	330,827	—	278	278
Loans held-for-sale, net (1)	292,249	5,806	—	5,806

Total		$6,082	$—	$6,082

(1)
Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15—Fair Value (Continued)

        We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of December 31, 2017 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$2,579,127	$2,652,520	$—	$—	$2,652,520
Loans held-for-sale, net	297,443	302,883	—	297,077	5,806
Capitalized mortgage servicing rights, net	252,608	286,073	—	—	286,073
Securities held-to-maturity, net	27,837	28,439	—	—	28,439
Financial liabilities:
Credit and repurchase facilities	$528,573	$529,992	$—	$291,536	$238,456
Collateralized loan obligations	1,418,422	1,436,871	—	—	1,436,871
Debt Fund	68,084	70,000	—	—	70,000
Senior unsecured notes	95,280	99,582	99,582	—	—
Convertible senior unsecured notes, net	231,287	254,335	—	254,335	—
Junior subordinated notes	139,590	94,215	—	—	94,215
Related party financing	50,000	49,682	—	—	49,682

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

        As of December 31, 2017, we were required to maintain at least $12.3 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

        We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2017, we met the restricted liquidity requirement with a $42.0 million letter of credit.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 16—Commitments and Contingencies (Continued)

        As of December 31, 2017, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $27.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

        We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2017, we met all of Fannie Mae's quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae or FHA and we believe we have met all requirements as of December 31, 2017.

        As an approved designated seller/servicer under Freddie Mac's SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At December 31, 2017, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

        We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 14—Derivative Financial Instruments and Note 15—Fair Value.

        Debt Obligations and Operating Leases.    As of December 31, 2017, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year, were as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2018	$664,158	$4,361	$668,519
2019	507,933	3,719	511,652
2020	734,059	3,143	737,202
2021	431,715	1,725	433,440
2022	49,519	1,597	51,116
Thereafter	208,274	5,329	213,603

Total	$2,595,658	$19,874	$2,615,532

        Unfunded Commitments.    In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $68.6 million as of December 31, 2017 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 16—Commitments and Contingencies (Continued)

property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

December 31, 2017

Note 16—Commitments and Contingencies (Continued)

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

        Consolidated VIEs.    We have determined that our operating partnership, ARLP, and our CLO and Debt Fund subsidiaries, which are owned by ARLP, are VIEs. ARLP is already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements.

        Our CLO and Debt Fund consolidated subsidiaries invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all collateral assets held in CLOs, which we believe gives us the power to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs and Debt Fund to third parties. Our operating results and cash flows include the gross amounts related to CLO and Debt Fund assets and liabilities as opposed to our net economic interests in those entities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 17—Variable Interest Entities (Continued)

        The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets:
Restricted cash	$138,736	$15,542
Loans and investments, net	1,836,744	957,528
Due from related party	24	—
Other assets	13,987	6,982

Total assets	$1,989,491	$980,052

Liabilities:
Collateralized loan obligations	$1,418,422	$728,441
Debt fund	68,084	—
Other liabilities	2,046	1,646

Total liabilities	$1,488,552	$730,087

        Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 12—Debt Obligations for details.

        We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

        Unconsolidated VIEs.    We determined that we are not the primary beneficiary of 21 VIEs in which we have a variable interest as of December 31, 2017 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance.

        The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2017 (in thousands):

Type	Carrying Amount(1)
Loans	$321,171
B Piece bonds	27,837
Agency IOs	4,051
Equity investments	2,141

Total	$355,200

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2017, $161.8 million of loans to VIEs had corresponding loan loss reserves of $61.1 million. See Note 4—Loans and Investments for details. In addition, the maximum loss exposure at December 31, 2017 would not exceed the carrying amount of our investment for all VIEs presented above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 17—Variable Interest Entities (Continued)

        These unconsolidated VIEs have exposure to real estate debt of approximately $2.19 billion at December 31, 2017.

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

        As of December 31, 2017, there were 7,500,000 common shares available under an "At-The-Market" equity offering with JMP Securities LLC.

        As of December 31, 2017, we had $179.8 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in July 2016.

        Noncontrolling Interest.    Noncontrolling interest relates to the 21,230,769 OP Units issued to satisfy a portion of the Acquisition purchase price. The value of these OP units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 25.6% of the voting power of our outstanding stock at December 31, 2017. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

        Distributions.    The following table presents dividends declared (on a per share basis) for the year ended December 31, 2017:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
November 1, 2017	$0.19	November 1, 2017	$0.515625	$0.484375	$0.53125
August 2, 2017	$0.18	August 2, 2017	$0.515625	$0.484375	$0.53125
May 3, 2017	$0.18	May 3, 2017	$0.515625	$0.484375	$0.53125
March 1, 2017	$0.17	February 3, 2017	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on November 1, 2017 was for September 1, 2017 through November 30, 2017. The dividend declared on August 2, 2017 was for June 1, 2017 through August 31, 2017. The dividend declared on May 3, 2017 was for March 1, 2017 through May 31, 2017. The dividend declared on February 3, 2017 was for December 1, 2016 through February 28, 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 18—Equity (Continued)

        Common Stock—On February 21, 2018, the Board of Directors declared a cash dividend of $0.21 per share of common stock. The dividend is payable on March 21, 2018 to common stockholders of record as of the close of business on March 8, 2018.

        Preferred Stock—On February 2, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2017 through February 28, 2018 and are payable on February 28, 2018 to preferred stockholders of record on February 15, 2018.

        We have determined that 100% of the common stock and preferred stock dividends paid during 2017, 2016 and 2015 represented ordinary income to our stockholders for income tax purposes. In addition, pursuant to Internal Revenue Code Section 59(d), alternative minimum tax ("AMT") could be apportioned between a REIT and its stockholders to the extent the REIT distributes its regular taxable income. Since we have distributed our taxable income, the AMT adjustments are being apportioned to our stockholders. As such, we have determined that 9.92% of each distribution to our stockholders for the tax year ended December 31, 2017 consists of an AMT adjustment (i.e., for each $1 of dividend reportable by a stockholder, $0.0992 represents an AMT adjustment).

        Deferred Compensation.    We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers, directors and, prior to May 31, 2017, employees of our Former Manager.

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

        In 2017, we issued 299,750 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the "2014 Plan") to certain employees of ours and our Former Manager with a total grant date fair value of $2.4 million. One third of the shares vested as of the grant date, one third will vest in March 2018, and the remaining third will vest in March 2019. On the grant date we recorded $0.3 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income for the portion that vested immediately. In connection with the full integration of our management team and termination of the existing management contract, effective May 31, 2017, all stock compensation previously granted to employees that transferred from our Former Manager (non-employees prior to May 31, 2017) will be recorded to employee compensation and benefits based on the remeasured fair value on May 31, 2017 over the remaining requisite service period. We also issued 74,375 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.6 million to selling and administrative expense.

        We entered into an amended and restated annual incentive agreement (the "2017 annual incentive agreement") with our chief executive officer, effective January 1, 2017. The chief executive officer's

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 18—Equity (Continued)

annual cash bonus and value of his annual long-term equity awards under the 2017 annual incentive agreement each increased 10% as a result of the Company meeting the equity capitalization growth goals in his previous incentive agreement. In addition, the chief executive officer is also eligible to receive a $3.0 million performance-based award of restricted stock annually for five years subject to meeting certain goals related to the integration of the Acquisition. Each $3.0 million award vests in full three years after the grant date and are subject to the chief executive officer's continued employment. In 2017, we granted our chief executive officer 357,569 shares of performance-based restricted stock with a grant date fair value of $2.7 million as a result of the Company meeting the goals related to the integration of the Acquisition. All other terms of the 2017 incentive agreement are consistent with the chief executive officer's previous incentive agreement.

        In 2017, we issued 74,830 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.6 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. On the grant date we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income for the portion that vested immediately. Our chief executive officer was also granted up to 448,980 performance-based restricted stock units with a grant date fair value of $1.0 million that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. To date, our chief executive officer was granted in the aggregate up to 1,316,093 performance-based restricted stock units. During 2017, 2016 and 2015, we recorded $0.8 million, $0.5 million and $0.3 million to employee compensation and benefits related to performance-based restricted stock units.

        As of December 31, 2017, unvested restricted stock consisted of 759,145 shares granted to our employees with a grant date fair value of $6.1 million and 15,827 shares granted to employees of our Former Manager with a grant date fair value of $0.1 million, which is subject to re-measurement each reporting period. Expense is recognized ratably over the vesting period in our consolidated statements of income in employee compensation and benefits expense and selling and administrative expense, respectively. During 2017, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $1.9 million, $0.7 million and $0.9 million, respectively, and for non-employees to selling and administrative expense for $0.6 million, $1.0 million and $0.8 million, respectively.

        In 2016, we issued 282,405 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Former Manager with a total grant date fair value of $1.9 million. One third of the shares vested as of the grant date, one third vested in March 2017, and the remaining third will vest in March 2018. On the grant date we recorded $0.2 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income for the portion that vested immediately. We also issued 67,260 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense.

        In 2016, we issued 70,225 shares of restricted common stock to our chief executive officer under his annual incentive agreement with a grant date fair value of $0.5 million. One quarter of the shares vested as of the grant date and one quarter vests on each of the first, second and third anniversaries of the grant date. On the grant date we recorded $0.1 million to employee compensation and benefits in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 18—Equity (Continued)

our consolidated statements of income for the portion that vested immediately. Our chief executive officer was also granted up to 421,348 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $0.9 million.

        As of December 31, 2016, unvested restricted stock consisted of 202,037 shares granted to our employees with a grant date fair value of $1.4 million and 195,139 shares granted to employees of our Former Manager with a grant date fair value of $1.3 million, which is subject to re-measurement each reporting period.

        In 2015, we issued 328,400 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Former Manager, inclusive of 105,000 shares granted to our chief executive officer, with a total grant date fair value of $2.3 million. One third of the shares vested as of the grant date, one third vested in 2016, and the remaining third vested in 2017. On the grant date we recorded $0.4 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income for the portion that vested immediately. In 2015, we also issued 83,430 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.5 million to selling and administrative expense.

        In 2015, we issued 74,294 shares of restricted common stock to our chief executive officer under his annual incentive agreement with a grant date fair value of $0.5 million. One quarter of the shares vested as of the grant date and one quarter vest on each of the first, second and third anniversaries of the grant date. On the grant date we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income for the portion that vested immediately. Our chief executive officer was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.2 million.

        As of December 31, 2015, unvested restricted stock consisted of 212,241 shares granted to our employees with a grant date fair value of $1.5 million and 154,169 shares granted to employees of our Former Manager with a grant date fair value of $1.1 million, which is subject to remeasurement each reporting period.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 18—Equity (Continued)

        The following tables reconcile the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders(1)	$65,835	$65,835	$42,796	$42,796	$45,875	$45,875
Net income attributable to noncontrolling interest(2)	—	24,120	—	—	—	—

Net income attributable to common stockholders and nocontrolling interest	$65,835	$89,955	$42,796	$42,796	$45,875	$45,875

Weighted average shares outstanding	57,890,574	57,890,574	51,305,095	51,305,095	50,857,750	50,857,750
Dilutive effect of OP Units(2)	—	21,230,769	—	—	—	—
Dilutive effect of restricted stock units(3)	—	1,092,072	—	425,458	—	149,578
Dilutive effect of convertible notes(4)	—	97,837	—	—	—	—

Weighted average shares outstanding	57,890,574	80,311,252	51,305,095	51,730,553	50,857,750	51,007,328

Net income per common share(1)	$1.14	$1.12	$0.83	$0.83	$0.90	$0.90

(1)
Net of preferred stock dividends.

(2)
We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election. For 2016, the OP Units were considered anti-dilutive and excluded from diluted EPS.

(3)
Our chief executive officer was granted restricted stock units in 2017, 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

(4)
The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

Note 19—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT—federal taxable income, net of dividends paid and net operating loss deductions, for 2017, 2016 and 2015, and therefore, have not provided for REIT federal income tax expense. The REIT incurred state tax expenses for 2017 and 2016, in the amount of $1.0 million and $0.5 million, respectively. In 2015, the REIT did not incur any state tax expense. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 19—Income Taxes (Continued)

        Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business, are owned or conducted through our TRS Consolidated Group, the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group has federal net operating losses from prior years, which will be used against the income from the Agency Business. For 2017 and 2016, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $13.4 million and $0.8 million, respectively. In 2017 and 2016, a valuation allowance previously recorded at the TRS Consolidated Group was released in the amount of $3.5 million and $5.4 million, respectively. We did not record a provision for income taxes in 2015.

        The following table provides a summary of our pre-tax GAAP income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Pre-tax GAAP income:
REIT	$66,988	$35,151	$44,449
TRS Consolidated Group	43,880	8,470	1,426

Total pre-tax GAAP income	$110,868	$43,621	$45,875

        Our provision for (benefit from) income taxes was comprised as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision
Federal	$17,201	$768	$298
State	3,557	1,589	118

Total	20,758	2,357	416

Deferred tax (benefit) provision
Federal	$(2,928)	$1,449	$(2,957)
State	(929)	2,380	(1,239)
Valuation allowance	(3,542)	(5,361)	3,780

Total	(7,399)	(1,532)	(416)

Total income tax expense	$13,359	$825	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 19—Income Taxes (Continued)

        A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(21.2)	(28.2)	(38.7)
State and local income taxes, net of
federal tax benefit	1.6	6.9	(2.7)
Change in valuation allowance	(1.3)	(12.3)	6.4
Tax rate change	(4.8)	—	—
Other	2.7	0.5	—

Effective income tax rate	12.0%	1.9%	—%

        The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Expenses not currently deductible	$9,750	$2,428
Loan loss reserves	10,036	27,486
Net operating and capital loss carryforwards	137	219
Valuation allowance	(3,418)	(6,960)

Deferred tax assets, net	$16,505	$23,173

Deferred tax liabilities:
Interest in equity affiliates—net	$2,841	$7,179
Intangibles	15,673	24,860
Mortgage servicing rights	7,493	3,550
Other	1,252	858

Deferred tax liabilities, net	$27,259	$36,447

        Our 2017 results of operations included the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. The provision for income taxes for 2017 included the newly enacted corporate federal income tax rate of 21%, which resulted in a deferred income tax benefit of approximately $5.3 million primarily from applying the new lower income tax rates to our net long term deferred tax assets and liabilities recorded on our consolidated balance sheets. The final impact of the Tax Reform may differ due to, and among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance and actions we may take as a result of the Tax Reform.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 19—Income Taxes (Continued)

        At December 31, 2017, our TRS Consolidated Group had $16.5 million of deferred tax assets, net of a $3.4 million valuation allowance. The deferred tax assets consisted primarily of expenses not currently deductible and loan loss reserves. Our TRS Consolidated Group's deferred tax assets were offset by $27.3 million in deferred tax liabilities, which consisted primarily of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

        At December 31, 2016, our TRS Consolidated Group had $23.2 million of deferred tax assets, net of a $7.0 million valuation allowance. The deferred tax assets consisted primarily of expenses not currently deductible and loan loss reserves. Our TRS Consolidated Group's deferred tax assets were offset by $36.4 million in deferred tax liabilities, which consisted primarily of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

        As of December 31, 2017 and 2016, the REIT (excluding the TRS Consolidated Group) had $3.3 million and $79.7 million, respectively, of federal net operating loss carryforwards and no capital loss carryforwards. A substantial portion of the net operating losses will expire between 2030 and 2033.

        The TRS Consolidated Group had federal and state net operating loss carryforwards of $0.5 million at both December 31, 2017 and 2016, which expire through 2031. In 2016, the TRS Consolidated Group utilized net operating losses of $11.3 million.

        We have assessed our tax positions for all open years, which includes 2014-2017, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2014 through 2017.

Note 20—Agreements and Transactions with Related Parties

        Management Agreement.    Prior to May 31, 2017, we, ARLP and Arbor Realty SR, Inc. had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. See Note 3—Acquisition of Our Former Manager's Agency Platform for details.

        The following table sets forth our base management fees and incentive fees incurred prior to the full internalization of our management team and termination of the existing management agreement (in thousands):

	Year Ended December 31,
Management Fees:	2017	2016	2015
Base	$6,673	$12,600	$10,900
Incentive	—	—	—

Total management fee	$6,673	$12,600	$10,900

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 20—Agreements and Transactions with Related Parties (Continued)

        We have entered into a shared services agreement with our Former Manager and certain of its affiliates where we will provide limited support services to our Former Manager and our Former Manager will reimburse us for the costs of performing such services. During 2017, we incurred $0.7 million of costs for services provided to our Former Manager which are included in due from related party on the consolidated balance sheet.

        Other Related Party Transactions.    Due from related party was $0.7 million at December 31, 2017, which consisted primarily of amounts due from our Former Manager for costs incurred in connection with the shared services agreement described above. Due from related party was $1.5 million at December 31, 2016 and consisted primarily of paydowns to be remitted and escrows held by our affiliated servicing operations related to real estate transactions.

        Due to related party was $6.0 million at December 31, 2016 and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

        Related party financing was $50.0 million at both December 31, 2017 and 2016 and represents a $50.0 million preferred equity interest financing agreement we entered into with ACM to finance a portion of the aggregate purchase price of the Acquisition. We incurred interest expense of $3.8 million and $1.8 million in 2017 and 2016, respectively, from this debt. In January 2018, this debt was paid off in full. See Note 12—Debt Obligations for details.

        In December 2017, we acquired a $32.8 million bridge loan which was originated by our Former Manager. The loan was used to purchase several multifamily properties by a consortium of investors, which consisted of certain of our officers, including our chief executive officer, who together own 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $0.1 million for 2017.

        In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned by a consortium of investors, consisting of certain of our officers, including our chief executive officer, who together own 45% in the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.2 million for 2017.

        In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned by a consortium of investors. The consortium of investors includes certain of our officers, including our chief executive officer, who own an interest of approximately 95% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and matures in July 2020. Interest income recorded from this loan totaled $0.9 million for 2017.

        In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned by a consortium of investors, including certain of our officers, who together own an interest of approximately 21.4% in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for 2017.

        In March 2017, a consortium of investors, including our chief executive officer and our Former Manager, invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans have an

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 20—Agreements and Transactions with Related Parties (Continued)

interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and we received proceeds of $6.5 million. Interest income recorded from these loans totaled $1.0 million for 2017.

        In January 2017, we modified a $5.0 million preferred equity investment, increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment had a fixed interest rate of 11% and was scheduled to mature in January 2020, however, it was repaid in full in the fourth quarter of 2017. We also entered into an agreement with a consortium of investors consisting of certain of our officers, including our chief executive officer, which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which was generally subordinate to our investment. Interest income recorded from our investment totaled $1.1 million for 2017.

        In January 2017, Ginkgo Investment Company LLC ("Ginkgo"), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2017. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was $0.1 million for 2017.

        In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own interests ranging from approximately 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In August 2017, a $6.8 million loan on one of the properties paid off in full. Interest income recorded from these loans totaled $2.7 million and $0.7 million for 2017 and 2016, respectively.

        In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of approximately 50% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity date extended to May 2018. Interest income recorded from these loans totaled $1.3 million and $1.2 million for 2017 and 2016, respectively.

        In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of approximately 7.5% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $1.1 million and $1.0 million for 2017 and 2016, respectively.

        In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of approximately 7.5% in the borrowing entity. In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5%, with a LIBOR floor of 0.25%. Interest

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 20—Agreements and Transactions with Related Parties (Continued)

income recorded from this loan totaled $0.3 million, $0.4 million and $0.1 million for 2017, 2016 and 2015, respectively.

        In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including our chief executive officer, certain other related parties and certain unaffiliated persons. The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were extended as of right to October 2018. Interest income recorded from these loans totaled $1.1 million, $1.0 million and $0.2 million for 2017, 2016 and 2015, respectively.

        In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Former Manager. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million, $0.4 million and $0.3 million for 2017, 2016 and 2015, respectively.

        In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including our chief executive officer and our Former Manager, who together own an interest of approximately 90% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in April 2018. The loan was repaid in full in 2016 and we received proceeds of $6.3 million. Interest income recorded from this loan totaled $0.4 million and $0.2 million for 2016 and 2015, respectively.

        In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and was scheduled to mature in February 2018. To accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including our chief executive officer, and other related parties, to invest an additional $2.0 million preferred equity investment that is generally subordinate to ours. During 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million. Interest income recorded from this loan was $1.0 million and $2.3 million for 2016 and 2015, respectively.

        In 2015, we invested $9.6 million for 50% of our Former Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business's origination platform (which $0.6 million was funded in 2017) and we received cash distributions totaling $16.2 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $3.2 million was received in 2017). We recorded a loss from these investments of $7.2 million in 2017 and income of $10.0 million and $6.0 million during 2016 and 2015, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. Our Former Manager has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. Our maximum exposure under this guaranty totals $3.1 million. We have not accrued this amount as we currently believe that we will not

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 20—Agreements and Transactions with Related Parties (Continued)

be required to make any payments under this guaranty. See Note 9—Investments in Equity Affiliates for details.

        In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including our chief executive officer, and other related parties, who together own an interest of 95%. In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over LIBOR. During 2016, one of the loans was repaid in full and we received proceeds of $3.3 million. The maturity date of the remaining loan was extended to December 2017. During the fourth quarter of 2017, this loan was repaid in full and we received proceeds of $1.7 million. Interest income recorded from these loans totaled $0.1 million, $0.2 million and $0.3 million for 2017, 2016 and 2015, respectively.

        In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including our chief executive officer and his affiliates, who together owned an interest of approximately 24% in the borrowing entity. The loan matured in August 2017 and was refinanced with a $43.2 million bridge loan that has an interest rate of 4% over LIBOR with a LIBOR floor of 1.23% and an August 2020 maturity date. We also originated a $4.6 million mezzanine loan in 2016 to this entity that had a fixed interest rate of 12%, which was repaid in full at maturity in August 2017. In the fourth quarter of 2017, the consortium of investors sold their ownership interest in the borrowing entity. Interest income recorded from these loans totaled $3.1 million, $3.5 million and $2.8 million for 2017, 2016 and 2015, respectively.

        In 2014, our Former Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of 4.8% over LIBOR. In 2016, the $5.1 million second mortgage was repaid in full by our Former Manager and the $14.6 million first mortgage was extended to March 2018. Interest income recorded from these loans totaled $0.9 million, $0.9 million and $1.1 million for 2017, 2016 and 2015, respectively.

        In 2011, we restructured a preferred equity investment in the Lexford Portfolio ("Lexford"), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments and our direct equity investment were repaid in full in 2015. As a result of the direct equity investment, we received distributions totaling $2.5 million, $2.8 million and $5.5 million during 2017, 2016 and 2015, respectively, which were recorded in (loss) income from equity affiliates. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is owned primarily by a consortium of affiliated investors including our chief executive officer and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. We have provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 20—Agreements and Transactions with Related Parties (Continued)

December 31, 2017, this debt had an aggregate outstanding balance of $844.7 million and is scheduled to mature between 2018 and 2025.

        Interest income recorded from loans originated in 2013 or prior years with our affiliates totaled $0.3 million for 2015. There was no interest income recorded in 2017 and 2016 from these transactions.

        Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for our Former Manager. Our chief executive officer and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 70% of the outstanding membership interests of our Former Manager and certain of our employees and directors also hold an ownership interest in our Former Manager. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in our Former Manager. Upon the closing of the Acquisition in 2016, our Former Manager was issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares. In December 2017, our Former Manager distributed 5,780,348 OP units to its members, which includes the Kaufman Entities and certain of our officers and employees. At December 31, 2017, our Former Manager holds 5,349,053 shares of our common stock and 15,450,421 OP Units, which represents approximately 25% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and our Former Manager, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 21—Employee Benefits

        We assumed a 401(k) defined contribution plan (the "401(k) Plan") and a non-qualified deferred compensation plan (the "Deferred Comp Plan") in connection with the Acquisition.

        The 401(k) Plan is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2017 and 2016, we recorded $0.6 million and $0.3 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

        The Deferred Comp Plan is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. Under the Deferred Comp Plan, which can be modified or discontinued at any time, participating employees may defer a portion of their compensation and we are contractually obligated to match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests. All employee deferrals vest immediately and matching contributions vest over a nine year period beginning after year five. For 2017 and 2016, there were $2.4 million and $0.7 million, respectively, of employee deferrals. As of December 31, 2017 and 2016, we had recorded liabilities totaling $5.9 million and $3.5 million, respectively, and assets of $4.5 million and $2.8 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information

        As a result of the Acquisition, we evaluate our results from operations from two business segments—our Structured Business and our Agency Business. See Note 1—Description of Business for a description of each segment.

        The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees (through May 31, 2017—effective date of the full internalization of our management team and termination of the existing management agreement with our Former Manager) and stock-based compensation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information (Continued)

        The comparable summarized statements of income for 2015 is not provided since we operated as a single business segment in that period.

	Year Ended December 31, 2017
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$136,526	$19,651	$—	$156,177
Interest expense	74,136	12,089	3,847	90,072

Net interest income	62,390	7,562	(3,847)	66,105

Other revenue:
Gain on sales, including fee-based services, net	—	72,799	—	72,799
Mortgage servicing rights	—	76,820	—	76,820
Servicing revenue	—	76,412	—	76,412
Amortization of MSRs	—	(47,202)	—	(47,202)
Property operating income	10,973	—	—	10,973
Other income, net	2,083	(1,398)	—	685

Total other revenue	13,056	177,431	—	190,487

Other expenses:
Employee compensation and benefits	19,555	72,571	—	92,126
Selling and administrative	11,765	18,973	—	30,738
Property operating expenses	10,482	—	—	10,482
Depreciation and amortization	1,784	5,601	—	7,385
Impairment loss on real estate owned	3,200	—	—	3,200
Provision for loss sharing (net of recoveries)	—	(259)	—	(259)
Provision for loan losses (net of recoveries)	(456)	—	—	(456)
Management fee—related party	3,259	3,414	—	6,673

Total other expenses	49,589	100,300	—	149,889

Income before gain on extinguishment of debt, loss from equity affiliates and provision for income taxes	25,857	84,693	(3,847)	106,703
Gain on extinguishment of debt	7,116	—	—	7,116
Loss from equity affiliates	(2,951)	—	—	(2,951)
Provision for income taxes	(957)	(12,402)	—	(13,359)

Net income	29,065	72,291	(3,847)	97,509

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	24,120	24,120

Net income attributable to common stockholders	$21,511	$72,291	$(27,967)	$65,835

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information (Continued)

        The Agency Business information for 2016 in the following table includes only the operating results of the Acquisition from July 14, 2016 (Acquisition closing date) to December 31, 2016.

	Year Ended December 31, 2016
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$109,622	$6,551	$—	$116,173
Other interest income, net	2,539	—	—	2,539
Interest expense	57,943	3,887	1,793	63,623

Net interest income	54,218	2,664	(1,793)	55,089

Other revenue:
Gain on sales, including fee-based services, net	—	24,594	—	24,594
Mortgage servicing rights	—	44,941	—	44,941
Servicing revenue	—	30,759	—	30,759
Amortization of MSRs	—	(21,705)	—	(21,705)
Property operating income	14,881	—	—	14,881
Other income, net	542	499	—	1,041

Total other revenue	15,423	79,088	—	94,511

Other expenses:
Employee compensation and benefits	14,884	23,763	—	38,647
Selling and administrative	9,714	7,873	—	17,587
Acquisition costs	—	—	10,262	10,262
Property operating expenses	13,501	—	—	13,501
Depreciation and amortization	2,454	2,568	—	5,022
Impairment loss on real estate owned	11,200	—	—	11,200
Provision for loss sharing	—	2,235	—	2,235
Provision for loan losses (net of recoveries)	(134)	—	—	(134)
Management fee—related party	9,044	3,556	—	12,600

Total other expenses	60,663	39,995	10,262	110,920

Income before gain on sale of real estate, income from equity affiliates and provision for income taxes	8,978	41,757	(12,055)	38,680
Gain on sale of real estate	11,631	—	—	11,631
Income from equity affiliates	12,995	—	—	12,995
Provision for income taxes	—	(825)	—	(825)

Net income	33,604	40,932	(12,055)	62,481

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	12,131	12,131

Net income attributable to common stockholders	$26,050	$40,932	$(24,186)	$42,796

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information (Continued)

	December 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$37,056	$67,318	$—	$104,374
Restricted cash	139,398	—	—	139,398
Loans and investments, net	2,579,127	—	—	2,579,127
Loans held-for-sale, net	—	297,443	—	297,443
Capitalized mortgage servicing rights, net	—	252,608	—	252,608
Securities held-to-maturity, net	—	27,837	—	27,837
Investments in equity affiliates	23,653	—	—	23,653
Goodwill and other intangible assets	12,500	109,266	—	121,766
Other assets	66,227	13,512	—	79,739

Total assets	$2,857,961	$767,984	$—	$3,625,945

Liabilities:
Debt obligations	$2,189,700	$291,536	$50,000	$2,531,236
Allowance for loss-sharing obligations	—	30,511	—	30,511
Other liabilities	155,814	42,819	1,009	199,642

Total liabilities	$2,345,514	$364,866	$51,009	$2,761,389

	December 31, 2016
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$103,156	$35,489	$—	$138,645
Restricted cash	16,230	13,085	—	29,315
Loans and investments, net	1,695,732	—	—	1,695,732
Loans held-for-sale, net	—	673,367	—	673,367
Capitalized mortgage servicing rights, net	—	227,743	—	227,743
Investments in equity affiliates	33,949	—	—	33,949
Goodwill and other intangible assets	—	97,490	—	97,490
Other assets	63,351	11,194	—	74,545

Total assets	$1,912,418	$1,058,368	$—	$2,970,786

Liabilities:
Debt obligations	$1,307,974	$660,144	$50,000	$2,018,118
Allowance for loss-sharing obligations	—	32,408	—	32,408
Other liabilities	133,788	38,216	1,218	173,222

Total liabilities	$1,441,762	$730,768	$51,218	$2,223,748

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information (Continued)

	Year Ended December 31,
	2017	2016	2015
Origination Data:
Structured Business
New loan originations	$1,842,974	$847,683	$828,218
Loan payoffs / paydowns	924,120	553,409	828,670
Agency Business
Origination Volumes by Investor:
Fannie Mae	$2,929,481	$1,668,581
Freddie Mac	1,322,498	456,422
FHA	189,087	24,630
CMBS/Conduit	21,370	—

Total	$4,462,436	$2,149,633

Total loan commitment volume	$4,344,328	$2,129,720

Loan Sales Data:
Agency Business
Fannie Mae	$3,223,953	$1,130,392
Freddie Mac	1,399,029	332,319
FHA	170,554	29,673
CMBS/Conduit	21,370	—

Total	$4,814,906	$1,492,384 (1)

Sales margin (fee-based services as a % of loan sales)	1.51%	1.65%

MSR rate (MSR income as a % of loan commitments)	1.77%	2.11%

(1)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 22—Segment Information (Continued)

	December 31, 2017
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$12,502,699	53.6	6.9
Freddie Mac	3,166,134	29.5	10.5
FHA	537,482	16.5	19.6

Total	$16,206,315	47.7	8.1

	December 31, 2016
Fannie Mae	$11,181,152	53.4	6.6
Freddie Mac	1,953,245	22.3	10.5
FHA	420,689	14.4	19.2

Total	$13,555,086	47.8	7.6

Note 23—Selected Quarterly Financial Data—Unaudited

        The following tables represent summarized quarterly financial data for 2017 and 2016 ($ in thousands, except per share data):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net interest income	$19,671	$18,290	$14,057	$14,088
Total other revenue	51,431	47,989	44,735	46,332
Total other expenses	37,999	36,596	37,043	38,254

Income before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from (provision for) income taxes	33,103	29,683	21,749	22,166
Gain on extinguishment of debt	—	—	—	7,116
(Loss) income from equity affiliates	(4,706)	995	(3)	763
Benefit from (provision for) income taxes	2,885	(6,708)	(3,435)	(6,101)

Net income	31,282	23,970	18,311	23,944
Preferred stock dividends	1,888	1,888	1,888	1,888
Net income attributable to noncontrolling interest	7,524	5,661	4,494	6,442

Net income attributable to common stockholders	$21,870	$16,421	$11,929	$15,614

Basic earnings per common share(1)	$0.35	$0.27	$0.21	$0.30

Diluted earnings per common share(1)	$0.35	$0.26	$0.21	$0.30

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 23—Selected Quarterly Financial Data—Unaudited (Continued)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net interest income	$12,084	$12,670	$17,265	$13,070
Total other revenue	49,581	34,868	4,641	5,421
Total other expenses	32,036	35,742	25,170	17,973

Income (loss) before gain on sale of real estate, income from equity affiliates and provision for income taxes	29,629	11,796	(3,264)	518
Gain on sale of real estate	—	—	11,023	608
Income from equity affiliates	1,801	4,929	4,367	1,897
Provision for income taxes	(525)	(300)	—	—

Net income	30,905	16,425	12,126	3,023
Preferred stock dividends	1,888	1,888	1,888	1,888
Net income attributable to noncontrolling interest	8,482	3,649	—	—

Net income attributable to common stockholders	$20,535	$10,888	$10,238	$1,135

Basic earnings per common share(1)	$0.40	$0.21	$0.20	$0.02

Diluted earnings per common share(1)	$0.40	$0.21	$0.20	$0.02

(1)
The sum of the quarterly amounts may not equal amounts reported for year-to-date periods, due to the effects of rounding for each period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2017

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	TX	IO	2020	LIBOR + 3.60% Floor 1.36%	$—	$151,500	$151,680	$—
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2018 - 2022	LIBOR + 3.00% - 12.975% Floor 0.17% - 1.57% Fixed 3.00% - 12.00%	—	1,620,123	1,613,790	—
Self Storage	Various	IO	2018 - 2022	LIBOR + 3.90% - 6.00% Floor 0.25% - 1.53%	—	301,830	299,803	—
Land	CA	IO	2018	LIBOR + 4.00% Floor 0.15% Fixed 0.00% - 11.64%	—	117,494	63,612	—
Office	Various	IO / PI	2018 - 2020	LIBOR + 3.10% - 6.25% Floor 0.50% - 1.23%	—	106,943	104,747	—
Healthcare	Various	IO	2018 - 2020	LIBOR + 5.50% - 6.75% Floor 1.12% - 1.49%	—	55,615	55,205	—
Hotel	NY	IO	2019	LIBOR + 5.30% - 8.28% Floor 0.45%	—	36,000	35,827	—
Retail	CT	IO	2020	LIBOR + 8.95% Floor 1.00%	—	32,600	32,402	—

					—	2,270,605	2,205,386	—

Total Bridge Loans					—	2,422,105	2,357,066	—

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2018 - 2029	Fixed 6.00% - 14.00%	515,195	105,532	105,135	—
Hotel	IL	IO	2019	LIBOR + 2.79%	46,500	34,750	29,050	—
Commercial	NY	IO	2018	Fixed 6.00%	29,792	1,700	—	—
Office	SC	IO	2024	Fixed 15.00%	10,123	910	897	—

Total Preferred Equity Loans					601,610	142,892	135,082	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2017

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2018 - 2025	Fixed 10.50% - 12.50%	45,243	48,374	48,061	—
Hotel	NY	IO	2020	LIBOR + 13.00% Floor 1.23%	59,821	19,975	19,770	—
Land	Various	IO	2018 - 2019	Fixed 0.00% - 12.00%	—	15,333	15,290
Retail	FL	PI	2024	Fixed 12.00%	31,750	3,859	3,858	—

Total Mezzanine Loans					136,814	87,541	86,979	—

Total Loans					$738,424	$2,652,538	$2,579,127	$—

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2017, $426.2 million of loans were extended.

(5)
The federal income tax basis is approximately $2.65 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2017

        The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,695,732	$1,450,334	$1,459,476
Additions during period:
New loan originations	1,842,974	847,683	944,251
Loan charge-offs	20,473	2,959	32,000
Funding of unfunded loan commitments(1)	51,689	7,851	6,929
Accretion of unearned revenue	6,519	4,297	5,556
Charge-off on loan converted to real estate owned	—	—	2,500
Recoveries of reserves	2,456	193	2,042
Deductions during period:
Loan payoffs and paydowns	(929,796)	(556,893)	(946,078)
Unfunded loan commitments(1)	(77,233)	(50,691)	(4,225)
Use of loan charge-offs	(20,473)	(2,959)	(32,000)
Loan converted to real estate owned	—	—	(8,400)
Provision for loan losses	(2,000)	(59)	(6,509)
Unearned revenue and costs	(11,214)	(6,983)	(3,908)
Satisfaction of participation loan	—	—	(1,300)

Balance at end of year	$2,579,127	$1,695,732	$1,450,334

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York

February 23, 2018

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2018 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2018 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2018 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the 2018 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2018 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2018 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2018 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

        See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.❖
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock.▪ ▪
3.7	Articles Supplementary designating Special Voting Preferred Stock.**
3.8	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.****
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.❖
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪ ▪
4.5	Form of 7.375% Senior Note due 2021.▪ ▪ ▪
4.6	Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪ ▪ ▪
4.7	First Supplemental Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪ ▪ ▪
4.8	Second Supplemental Indenture, dated as of October 5, 2016, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ªªª
4.9	Third Supplemental Indenture, dated as of November 13, 2017, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ªªªª
10.1	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.2	Non-Competition Agreement, dated as of July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.**
10.3
Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated as of July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.**

Exhibit Number	Description
10.4	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.5	Form of Restricted Stock Agreement.*
10.6	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.7
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.8
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.9
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.❖❖
10.10
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
10.12	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.♦
10.13
Indenture, dated August 18, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦
10.14	Loan Obligation Purchase Agreement, dated August 18, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD. ♦♦
10.15
Placement Agreement, dated August 7, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC and J.P. Morgan Securities LLC. ♦♦
10.16
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

Exhibit Number	Description
10.17	Voting and Standstill Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the "Buyer"), Arbor Commercial Mortgage, LLC, a New York limited liability company ("ACM" and together with Arbor Commercial Funding, LLC, a New York limited liability company, the "Seller") and the other Persons whose names appear on the signature pages hereto (each such Person, together with ACM, a "Stockholder" and, collectively, the "Stockholders"). ªª
10.18	Option Agreement, dated as of July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.**
10.19	Amendment No. 1 to the Option Agreement, dated as of May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.***
10.20	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.**
10.21	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.**
10.22
Indenture, dated August 18, 2016, by and between Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2016-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦♦
10.23	Loan Obligation Purchase Agreement, dated August 18, 2016, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2016-FL1, LTD. ♦♦♦
10.24
Amendment No. 1, dated August 10, 2016, to the Equity Distribution Agreement, dated February 13, 2014, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and JMP Securities LLC, as sales agent. ª
10.25
Indenture, dated April 11, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦
10.26	Loan Obligation Purchase Agreement, dated April 11, 2017, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD.♦
10.27
Placement Agreement, dated March 28, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL1 LLC and J.P. Morgan Securities LLC. ♦
10.28
Indenture, dated August 24, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦♦♦
10.29	Loan Obligation Management Agreement, dated August 24, 2017, by and between Arbor Realty Collateral Management, LLC and Arbor Realty Commercial Real Estate Notes 2017-FL2, LTD. ♦♦♦♦
10.30
Placement Agreement, dated August 7, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL2 LLC and J.P. Morgan Securities LLC. ♦♦♦♦

Exhibit Number	Description
10.31	Indenture, dated December 20, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL3, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL3 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.
10.32	Loan Obligation Purchase Agreement, dated December 20, 2017, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2017-FL3, LTD.
10.33
Placement Agreement, dated December 6, 2017, by and between Arbor Realty Commercial Real Estate Notes 2017-FL3, LTD., Arbor Realty Commercial Real Estate Notes 2017-FL3 LLC and J.P. Morgan Securities LLC.
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2017, filed on February 23, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index
▲	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) filed December 11, 2007.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.
**	Incorporated by reference to the Registrant's Form 8-K filed July 15, 2016.
***	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K (No. 001-32136) filed May 10, 2017.
****	Incorporated by reference to the Registrant's Registration Statement on Form S-11/A (Registration No. 333-110472), as amended, filed December 31, 2003.
❖	Incorporated by reference to the Registrant's Form 8-A filed February 1, 2013.
❖❖	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ª	Incorporated by reference to the Registrant's Form 8-K filed August 10, 2016.
ªª	Incorporated by reference to the Registrant's Form 8-K filed March 2, 2016.

ªªª	Incorporated by reference to the Registrant's Form 8-K filed October 5, 2016.
ªªªª	Incorporated by reference to the Registrant's Form 8-K filed November 13, 2017.
▪	Incorporated by reference to the Registrant's Form 8-A filed May 8, 2013.
▪ ▪	Incorporated by reference to the Registrant's Form 8-A filed February 24, 2014.
▪ ▪ ▪	Incorporated by reference to the Registrant's Form 8-K filed May 12, 2014.
♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.
♦♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.
	By:	/s/ IVAN KAUFMAN
Date: February 23, 2018		Name:	Ivan Kaufman
		Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2018
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 23, 2018
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 23, 2018
/s/ KAREN K. EDWARDS Karen K. Edwards	Director	February 23, 2018
/s/ WILLIAM C. GREEN William C. Green	Director	February 23, 2018
/s/ WILLIAM HELMREICH William Helmreich	Director	February 23, 2018
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 23, 2018

Signature	Title	Date

/s/ JOSEPH MARTELLO Joseph Martello	Director	February 23, 2018
/s/ GEORGE TSUNIS George Tsunis	Director	February 23, 2018