Form 10-Q
period 2018-03-31
ARBOR REALTY TRUST INC
filed 2018-05-04
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes   ☐                               No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 63,062,235 outstanding as of April 27, 2018.

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

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 and in our other reports and filings with the SEC.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Cash and cash equivalents	$102,548	$104,374
Restricted cash	131,659	139,398
Loans and investments, net	2,702,097	2,579,127
Loans held-for-sale, net	286,325	297,443
Capitalized mortgage servicing rights, net	255,732	252,608
Securities held-to-maturity, net	36,764	27,837
Investments in equity affiliates	23,625	23,653
Real estate owned, net	16,675	16,787
Due from related party	3,719	688
Goodwill and other intangible assets	120,366	121,766
Other assets	69,258	62,264
Total assets	$3,748,768	$3,625,945

Liabilities and Equity:
Credit facilities and repurchase agreements	$626,063	$528,573
Collateralized loan obligations	1,419,838	1,418,422
Debt fund	68,176	68,084
Senior unsecured notes	196,090	95,280
Convertible senior unsecured notes, net	232,577	231,287
Junior subordinated notes to subsidiary trust issuing preferred securities	139,760	139,590
Related party financing	—	50,000
Due to related party	1,558	—
Due to borrowers	67,858	99,829
Allowance for loss-sharing obligations	31,097	30,511
Other liabilities	77,881	99,813
Total liabilities	2,860,898	2,761,389

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508	89,508
Common stock, $0.01 par value: 500,000,000 shares authorized; 62,469,535 and 61,723,387 shares issued and outstanding, respectively	625	617
Additional paid-in capital	713,001	707,450
Accumulated deficit	(88,528)	(101,926)
Accumulated other comprehensive income	—	176
Total Arbor Realty Trust, Inc. stockholders’ equity	714,606	695,825
Noncontrolling interest	173,264	168,731
Total equity	887,870	864,556
Total liabilities and equity	$3,748,768	$3,625,945

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Interest income	$51,612	$33,525
Interest expense	33,387	19,437
Net interest income	18,225	14,088
Other revenue:
Gain on sales, including fee-based services, net	18,193	19,171
Mortgage servicing rights	19,634	20,030
Servicing revenue, net	9,547	4,794
Property operating income	2,910	3,223
Other income, net	2,878	(886)
Total other revenue	53,162	46,332
Other expenses:
Employee compensation and benefits	29,494	19,841
Selling and administrative	8,915	7,695
Property operating expenses	2,796	2,638
Depreciation and amortization	1,846	1,897
Impairment loss on real estate owned	—	1,200
Provision for loss sharing (net of recoveries)	473	1,679
Provision for loan losses (net of recoveries)	325	(696)
Management fee - related party	—	4,000
Total other expenses	43,849	38,254
Income before gain on extinguishment of debt, income from equity affiliates and income taxes	27,538	22,166
Gain on extinguishment of debt	—	7,116
Income from equity affiliates	746	763
Benefit from (provision for) income taxes	8,784	(6,101)
Net income	37,068	23,944
Preferred stock dividends	1,888	1,888
Net income attributable to noncontrolling interest	8,991	6,442
Net income attributable to common stockholders	$26,189	$15,614

Basic earnings per common share	$0.42	$0.30
Diluted earnings per common share	$0.42	$0.30

Weighted average shares outstanding:
Basic	61,842,336	51,461,156
Diluted	84,699,735	73,730,068

Dividends declared per common share	$0.21	$0.17

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$37,068	$23,944
Unrealized gain on securities available-for-sale, at fair value	—	29
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit (Note 2)	(176)	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	238
Comprehensive income	36,892	24,211
Less:
Comprehensive income attributable to noncontrolling interest	8,947	6,520
Preferred stock dividends	1,888	1,888
Comprehensive income attributable to common stockholders	$26,057	$15,803

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2018

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock, net			360,000	4	3,010			3,014		3,014
Stock-based compensation			387,648	4	2,541			2,545		2,545
Forfeiture of unvested restricted stock			(1,500)					—		—
Distributions - common stock						(12,962)		(12,962)		(12,962)
Distributions - preferred stock						(1,888)		(1,888)		(1,888)
Distributions - preferred stock of private REIT						(5)		(5)		(5)
Distributions - noncontrolling interest									(4,458)	(4,458)
Net income						28,077		28,077	8,991	37,068
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Balance — March 31, 2018	24,942,269	$89,508	62,469,535	$625	$713,001	$(88,528)	$—	$714,606	$173,264	$887,870

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities:
Net income	$37,068	$23,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,846	1,897
Stock-based compensation	2,545	2,305
Amortization and accretion of interest and fees, net	3,945	742
Amortization of capitalized mortgage servicing rights	11,865	11,888
Originations of loans held-for-sale	(1,035,737)	(1,267,713)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,046,204	1,364,850
Mortgage servicing rights	(19,634)	(20,030)
Write-off of capitalized mortgage servicing rights from payoffs	4,811	3,393
Impairment loss on real estate owned	—	1,200
Provision for loan losses (net of recoveries)	325	(696)
Provision for loss sharing (net of recoveries)	473	1,679
Net charge-offs for loss sharing obligations	113	(1,867)
Gain on extinguishment of debt	—	(7,116)
Deferred tax (benefit) provision	(13,320)	1,827
Income from equity affiliates	(746)	(763)
Changes in operating assets and liabilities	(18,961)	(42,967)
Net cash provided by operating activities	20,797	72,573

Investing Activities:
Loans and investments funded and originated, net	(283,937)	(138,952)
Payoffs and paydowns of loans and investments	192,023	191,752
Deferred fees	2,827	227
Investments in real estate, net	(66)	(119)
Contributions to equity affiliates	(2,460)	(348)
Distributions from equity affiliates	2,608	385
Purchase of securities held-to-maturity, net	(8,445)	(7,838)
Payoffs and paydowns of securities held-to-maturity	139	2
Proceeds from insurance settlements	2,278	647
Due to borrowers and reserves	(63,941)	(753)
Net cash (used in) provided by investing activities	(158,974)	45,003

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	1,870,249	2,439,585
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(1,771,463)	(2,491,430)
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	—	(12,691)
Payoff of related party financing	(50,000)	—
Proceeds from convertible senior unsecured notes	—	13,750
Proceeds from senior unsecured notes	100,000	—
Receipts on swaps and returns of margin calls from counterparties	—	430
Distributions paid on common stock	(12,962)	(8,738)
Distributions paid on noncontrolling interest	(4,458)	(3,609)
Distributions paid on preferred stock	(1,888)	(1,888)
Distributions paid on preferred stock of private REIT	(5)	(5)
Payment of deferred financing costs	(3,875)	(834)
Proceeds from issuance of common stock, net	3,014	—
Net cash provided by (used in) financing activities	128,612	(65,430)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,565)	52,146
Cash, cash equivalents and restricted cash at beginning of period	243,772	167,960
Cash, cash equivalents and restricted cash at end of period	$234,207	$220,106

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Supplemental cash flow information:
Cash used to pay interest	$27,507	$15,014
Cash used to pay taxes	$3,718	$750

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$267	$267
Distributions accrued on 7.75% Series B preferred stock	$203	$203
Distributions accrued on 8.50% Series C preferred stock	$159	$159

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Note 1 — Description of Business

Arbor Realty Trust, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business (“Structured Business”) and our Agency Loan Origination and Servicing Business (“Agency Business”). Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”) and conduit/commercial mortgage-backed securities (“CMBS”) programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.

We have operated the Agency Business since July 2016 when we acquired it from Arbor Commercial Mortgage, LLC (“ACM” or our “Former Manager”). We were externally managed and advised by ACM and, effective May 31, 2017, terminated the existing management agreement with ACM to fully internalize our management team. Please refer to our 2017 Annual Report for details of our acquisition of the Agency Business (the “Acquisition”) and termination of the management agreement.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which is part of our TRS consolidated group (the “TRS Consolidated Group”) and is subject to U.S. federal, state and local income taxes. See Note 17 — Income Taxes for details.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2017 Annual Report.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. See the following “Recently Adopted Accounting Pronouncements” section for the cash flows impact of the retrospective adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash and ASU 2016-15, Statement of Cash Flows.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Principles of Consolidation

These consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary.  Entities in which we have a significant influence are accounted for under the equity method. See Note 15 — Variable Interest Entities for information about our VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

We describe our significant accounting policies in our 2017 Annual Report. There have been no significant changes in our significant accounting policies since December 31, 2017.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

Since 2014, the Financial Accounting Standards Board (“FASB”) has issued several amendments to its guidance on revenue recognition. The amended guidance, among other things, introduces a new framework for a single comprehensive model that can be used when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries. The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most revenue associated with financial instruments, including interest and loan origination fees, along with gains and losses on investment securities, derivatives and sales of financial instruments are excluded from the scope of the guidance.

	First quarter of 2018.	The adoption of this guidance did not have a material impact on our consolidated financial statements. This standard may impact the timing of gains on certain future sales of real estate.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Many entities today apply the modification accounting guidance when any of the terms or conditions of an award are changed, even if the changes are not substantive. Under the new guidance, modification accounting will not apply to a share-based payment award if all of the following are the same immediately before and after the change; (1) the award’s fair value; (2) the award’s vesting conditions; and (3) the award’s classification as an equity or liability instrument.

	First quarter of 2018.	This ASU required prospective adoption, therefore, any future award changes will be evaluated under the amended guidance.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU changes the definition of a business to assist with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs.

	First quarter of 2018.	This ASU required prospective adoption, therefore, any future acquisitions will be evaluated under the amended guidance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Description	Adoption Date	Effect on Financial Statements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents to be shown in the statement of cash flows. Previous guidance required the change in cash and cash equivalents be shown on the statement of cash flows, with cash used to fund restricted cash and restricted cash equivalents shown as a component of operating, investing, or financing activities. Entities are now also required to reconcile the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the statement of cash flows to the related captions in the balance sheet when these balances are presented separately in the balance sheet.

First quarter of 2018.

This guidance required retrospective adoption, therefore, we adjusted the cash flow statement for the comparable prior period. The following table shows the impact of the adoption of this gyuidance, as well as the adoption of ASU 2016-15 described below.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.

First quarter of 2018.

This guidance required retrospective adoption, therefore, we reclassified $0.6 million of proceeds from insurance settlements from net cash provided by operating activities to net cash (used in) provided by investing activities for the three months ended March 31, 2017. In addition, we chose the cummulative earnings approach for distributions received from equity method investees, which did not result in any changes in the way we account for such distributions. The following table shows the impact of the adoption of this guidance, as well as the adoption of ASU 2016-18 described above.

(in thousands)	Three Months Ended March 31, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$138,645
Net decrease in cash and cash equivalents	(33,802)
Cash and cash equivalents at end of period	104,843
Net cash provided by operating activities: changes in operating assets and liabilities	(42,461)
Net cash (used in) provided by investing activities	44,356
Net cash provided by (used in) financing activities	(151,398)

As currently reported under ASU 2016-18 and ASU 2016-15
Cash, cash equivalents and restricted cash at beginning of period	$167,960
Net increase in cash, cash equivalents and restricted cash	52,146
Cash, cash equivalents and restricted cash at end of period	220,106
Net cash provided by operating activities: changes in operating assets and liabilities	(42,967)
Net cash (used in) provided by investing activities	45,003
Net cash provided by (used in) financing activities	(65,430)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Consensuses of the FASB Emerging Issues Task Force. This ASU requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. In addition, financial liabilities measured using the fair value option will need to present any change in fair value caused by a change in instrument-specific credit risk separately in other comprehensive income.

First quarter of 2018.

The adoption of this guidance did not have a material impact on our consolidated financial statements. In connection with the adoption of this ASU, we reclassified $0.2 million of unrealized gains on available-for-sale securities from accumulated other comprehensive income to accumulated deficit.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Recently Issued Accounting Pronouncements

The following table is not intended to represent all recently issued accounting pronouncements that are not yet effective and which have not yet been adopted by us. This table should be read in conjunction with the recently issued accounting pronouncements section included in our 2017 Annual Report.

Description	Effective Date	Effect on Financial Statements

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to complexities involved in accounting for the enacted Tax Cuts and Jobs Act (“Tax Reform”).

	N/A	We recognized the estimated impact of the Tax Reform in our consolidated financial statements for the year ended December 31, 2017.

Note 3 — Loans and Investments

The following tables set forth the composition of our Structured Business loan and investment portfolio ($ in thousands):

	March 31, 2018	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$2,502,574	90%	153	6.41%	19.6	0%	72%
Preferred equity investments	188,872	7%	13	6.77%	63.5	58%	88%
Mezzanine loans	84,976	3%	7	10.81%	19.9	20%	66%
	2,776,422	100%	173	6.57%	22.6	5%	73%
Allowance for loan losses	(63,108)
Unearned revenue	(11,217)
Loans and investments, net	$2,702,097

	December 31, 2017

Bridge loans	$2,422,105	91%	150	6.10%	20.9	0%	72%
Preferred equity investments	142,892	6%	12	6.47%	68.7	64%	90%
Mezzanine loans	87,541	3%	8	10.78%	24.8	20%	63%
	2,652,538	100%	170	6.28%	23.6	4%	73%
Allowance for loan losses	(62,783)
Unearned revenue	(10,628)
Loans and investments, net	$2,579,127

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

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2018, the UPB related to 41 loans with five different borrowers represented 23% of total assets.  At December 31, 2017, the UPB related to 42 loans with five different borrowers represented 24% of total assets. During both the three months ended March 31, 2018 and the year ended December 31, 2017, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

We assign a credit risk rating of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, with a pass rating being the lowest risk and a doubtful rating being the highest risk. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

quality, and funded cash reserves.  Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  All portfolio assets are subject to, at a minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed, however, we maintain a higher level of scrutiny and focus on loans that we consider “high risk” and that possess deteriorating credit quality.

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

As a result of the loan review process, at March 31, 2018 and December 31, 2017, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $126.9 million and $126.5 million, respectively, and a weighted average last dollar LTV ratio of 93% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	March 31, 2018
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$2,049,398	74%	pass/watch	4%	72%
Self Storage	301,830	11%	pass/watch	0%	71%
Land	132,903	5%	substandard	0%	91%
Office	107,818	4%	special mention	1%	65%
Hotel	90,725	3%	pass/watch	35%	79%
Healthcare	55,615	2%	pass/watch	0%	77%
Retail	36,433	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$2,776,422	100%	pass/watch	5%	73%

	December 31, 2017

Multifamily	$1,925,529	73%	pass/watch	4%	72%
Self Storage	301,830	11%	pass	0%	71%
Land	132,828	5%	substandard	0%	90%
Office	107,853	4%	pass/watch	1%	64%
Hotel	90,725	3%	special mention	37%	81%
Healthcare	55,615	2%	pass/watch	0%	74%
Retail	36,458	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$2,652,538	100%	pass/watch	4%	73%

Geographic Concentration Risk

As of March 31, 2018, 21%, 21% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas and California, respectively.  As of December 31, 2017, 23%, 21% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas, New York and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Allowance at beginning of period	$62,783	$83,712
Provision for loan losses	325	—
Recoveries of reserves	—	(696)
Allowance at end of period	$63,108	$83,016

The recoveries of reserves recorded in the first quarter of 2017 related to multifamily loans and the ratio of net recoveries to the average loans and investments outstanding was de minimus.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of March 31, 2018 and 2017.

We have six loans with a carrying value totaling $120.4 million at March 31, 2018, which mature in September 2018, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.0 million entitle us to a weighted average accrual rate of interest of 8.80%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful.  At both March 31, 2018 and December 31, 2017, we had cumulative allowances for loan losses of $49.4 million related to these loans.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows (in thousands):

	March 31, 2018			Three Months Ended March 31, 2018
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized

Land	$131,411	$125,174	$54,208	$131,249	$—
Hotel	34,750	34,750	5,700	34,750	—
Office	2,283	2,283	1,500	2,286	29
Commercial	1,700	1,700	1,700	1,700	—
Total	$170,144	$163,907	$63,108	$169,985	$29

	December 31, 2017			Three Months Ended March 31, 2017

Land	$131,086	$124,812	$53,883	$131,086	$—
Hotel	34,750	34,750	5,700	34,750	310
Office	2,288	2,288	1,500	27,560	25
Commercial	1,700	1,700	1,700	1,700	—
Multifamily	—	—	—	2,151	22
Total	$169,824	$163,550	$62,783	$197,247	$357

(1)              Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both March 31, 2018 and December 31, 2017.

(2)              Represents an average of the beginning and ending UPB of each asset class.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

At both March 31, 2018 and December 31, 2017, two loans with an aggregate net carrying value of $29.1 million, net of related loan loss reserves of $7.4 million, were classified as non-performing.  Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2018			December 31, 2017
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Hotel	$34,750	$—	$34,750	$34,750	$—	$34,750
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$36,450	$—	$36,450	$36,450	$—	$36,450

At March 31, 2018 and December 31, 2017, we did not have any loans contractually past due 90 days or more that were still accruing interest.

There were no loan modifications, refinancings and/or extensions during the three months ended March 31, 2018 and 2017 that we considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of March 31, 2018, we had total interest reserves of $46.3 million on 84 loans with an aggregate UPB of $1.66 billion. As of December 31, 2017, we had total interest reserves of $52.5 million on 81 loans with an aggregate UPB of $1.57 billion.

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017

Fannie Mae	$178,222	$243,717
Freddie Mac	77,180	47,545
FHA	26,359	987
	281,761	292,249
Fair value of future MSR	5,200	5,806
Unearned discount	(636)	(612)
Loans held-for-sale, net	$286,325	$297,443

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three months ended March 31, 2018 and 2017, we sold $1.06 billion and $1.36 billion, respectively, of loans held-for-sale and recorded gain on sales of $17.4 million and $18.1 million, respectively. At March 31, 2018 and December 31, 2017, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.2 years at both March 31, 2018 and December 31, 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2018
	Acquired	Originated	Total
Balance at beginning of period	$143,270	$109,338	$252,608
Additions	—	19,800	19,800
Amortization	(7,995)	(3,870)	(11,865)
Write-downs and payoffs	(3,341)	(1,470)	(4,811)
Balance at end of period	$131,934	$123,798	$255,732

	Three Months Ended March 31, 2017
Balance at beginning of period	$194,801	$32,942	$227,743
Additions	—	26,469	26,469
Amortization	(10,462)	(1,426)	(11,888)
Write-downs and payoffs	(3,393)	—	(3,393)
Balance at end of period	$180,946	$57,985	$238,931

We collected prepayment fees of $3.7 million and $2.0 million during the three months ended March 31, 2018 and 2017, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of March 31, 2018 and December 31, 2017, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of March 31, 2018 is shown in the table below. Actual amortization may vary from these estimates (in thousands).

Year	Amortization
2018 (nine months ending 12/31/2018)	$35,767
2019	44,539
2020	39,231
2021	31,900
2022	25,314
2023	20,802
Thereafter	58,179
Total	$255,732

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Note 6 — Mortgage Servicing

An analysis of the product and geographic concentrations that impact our servicing revenue is as follows ($ in thousands):

March 31, 2018
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$12,700,635	76%	Texas	22%
Freddie Mac	3,397,535	20%	North Carolina	10%
FHA	591,836	4%	California	8%
Total	$16,690,006	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	40%
			Total	100%

December 31, 2017
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$12,502,699	77%	Texas	22%
Freddie Mac	3,166,134	20%	North Carolina	10%
FHA	537,482	3%	California	8%
Total	$16,206,315	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	40%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

At March 31, 2018 and December 31, 2017, our weighted average servicing fee was 47.5 basis points and 47.7 basis points, respectively. We held cash in escrow for these loans totaling $443.2 million and $477.9 million at March 31, 2018 and December 31, 2017, respectively, which is not reflected in our consolidated balance sheets.  These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on these escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on escrows, net of interest paid to the borrower, was $2.2 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we are required to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization.  During the three months ended March 31, 2018, we purchased a B Piece bond with an initial face value of $12.3 million, at a discount, for $8.4 million. As of March 31, 2018, we retained 49%, or $53.3 million initial face value, of four B Piece bonds, at a discount, for $35.6 million and sold the remaining 51% to a third party at par.  These held-to-maturity securities are carried at cost, net of unamortized discounts, and are collateralized by a pool of multifamily

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

mortgage loans, bear interest at an initial weighted average variable rate of 3.64% and have an estimated weighted average maturity of 5.7 years. The weighted average effective interest rate was 11.43% and 12.97% at March 31, 2018 and December 31, 2017, respectively, including the accretion of discount. Approximately $8.0 million is estimated to mature within one year, $25.4 million is estimated to mature after one year through five years, $12.3 million is estimated to mature after five years through ten years and $7.0 million is estimated to mature after ten years.

The following is a summary of the held-to-maturity securities we held (in thousands):

March 31, 2018
	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
B Piece bonds	$52,673	$36,764	$509	$37,273

December 31, 2017
B Piece bonds	$40,566	$27,837	$602	$28,439

As of March 31, 2018, no impairment was recorded on these held-to-maturity securities. During the three months ended March 31, 2018 and 2017, we recorded interest income of $0.6 million and less than $0.1 million, respectively, related to these investments.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2018	December 31, 2017	March 31, 2018

Arbor Residential Investor LLC	$19,137	$19,193	$—
West Shore Café	2,168	2,140	1,688
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
East River Portfolio	—	—	—
Lexford Portfolio	—	—	—
Total	$23,625	$23,653	$1,688

Arbor Residential Investor LLC (“ARI”).  During both the three months ended March 31, 2018 and 2017, we recorded income of $0.1 million to income from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business. In addition, during the three months ended March 31, 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

During the three months ended March 31, 2018, we received a $0.2 million cash distribution, which was classified as a return of capital, in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform. During both the three months ended March 31, 2018 and 2017, we recorded income of less than $0.1 million to income from equity affiliates in our consolidated statements of income related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Lexford Portfolio. In the three months ended March 31, 2018 and 2017, we received distributions of $0.6 million and $0.7 million, respectively, from this equity investment which was recognized as income. See Note 18 — Agreements and Transactions with Related Parties for details.

Note 9 — Real Estate Owned

Our real estate assets at both March 31, 2018 and December 31, 2017 were comprised of a hotel property and an office building.

Real Estate Owned

	March 31, 2018			December 31, 2017
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	30,765	2,010	32,775	30,699	2,010	32,709
Less: Impairment loss	(13,307)	(500)	(13,807)	(13,307)	(500)	(13,807)
Less: Accumulated depreciation and amortization	(9,367)	(729)	(10,096)	(9,228)	(690)	(9,918)
Real estate owned, net	$11,385	$5,290	$16,675	$11,458	$5,329	$16,787

For the three months ended March 31, 2018 and 2017, our hotel property had a weighted average occupancy rate of 58% and 55%, respectively, a weighted average daily rate of $128 and $134, respectively, and weighted average revenue per available room of $75 and $73, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

Our real estate owned assets had restricted cash balances totaling $0.6 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements ($ in thousands):

				March 31, 2018			December 31, 2017
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate

Structured Business
$300 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$115,226	$163,000	3.96%	$102,350	$145,850	3.90%

$100 million repurchase facility	June 2019	N/A	L + 2.00%	37,871	50,827	3.94%	2,445	6,600	3.61%

$75 million credit facility	Dec. 2018	N/A	L + 2.00% to 2.50%	13,212	18,500	4.06%	—	—	—

$75 million credit facility	June 2018	N/A	L + 2.00%	9,000	16,000	3.94%	8,999	16,000	3.61%

$50 million credit facility	Feb. 2019	N/A	L + 2.00%	38,027	48,800	3.94%	32,538	40,700	3.61%

$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	3,599	4,625	5.20%	3,581	4,625	4.88%

$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	13,940	18,753	4.44%	13,920	18,753	4.12%

$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,072	30,900	4.24%	—	—	—

$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	19,884	41,650	4.44%	—	—	—

$10 million working capital facility	June 2018	N/A	L + 2.50%	—	—	—	10,000	—	4.12%

$7.5 million credit facility	Aug. 2018	N/A	L + 2.75%	7,444	9,340	4.70%	7,432	9,340	4.37%

Repurchase facility - securities	N/A	N/A	L + 2.50% to 3.50%	60,390	—	4.84%	53,938	—	4.45%

$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	1,670	—	3.20%	1,834	—	3.21%

$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,390	—	4.66%	—	—	—
Structured Business total				$344,725	$402,395	4.21%	$237,037	$241,868	4.02%

Agency Business

$500 million ASAP agreement (2)	N/A	N/A	L + 1.05%	$40,470	$40,470	2.93%	$121,880	$121,880	2.61%

$150 million credit facility	Jan. 2019	N/A	L + 1.30%	139,763	139,955	3.18%	21,802	21,821	2.96%

$150 million credit facility	July 2018	N/A	L + 1.35%	76,144	76,206	3.23%	99,242	99,357	2.91%

$100 million credit facility (3)	June 2018	N/A	L + 1.30%	5,000	5,000	3.18%	23,785	23,785	2.86%

$100 million repurchase facility	Aug. 2018	N/A	L + 1.35%	19,961	19,990	3.23%	24,827	24,873	2.91%

Agency Business total				$281,338	$281,621	3.16%	$291,536	$291,716	2.78%

Consolidated total				$626,063	$684,016	3.74%	$528,573	$533,584	3.34%

(1)       The debt carrying value for the Structured Business at March 31, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $3.4 million and $2.2 million, respectively. The debt carrying value for the Agency Business at March 31, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $0.3 million and $0.2 million, respectively.

(2)       The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

(3)       The committed amount under the facility was temporarily increased to $250.0 million, which expired in January 2018.

Structured Business

At March 31, 2018 and December 31, 2017, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.55% and 4.51%, respectively. The leverage on our loans and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facility, working capital line of credit and the security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% and 72% at March 31, 2018 and December 31, 2017, respectively.

In March 2018, we amended our $225.0 million repurchase facility to increase the committed amount by $75.0 million to $300.0 million, reduce the interest rates by 50 basis points and extend the maturity date to March 2020 with a one year extension option.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

In March 2018, we entered into a $20.0 million credit facility to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in March 2020, with a one year extension option.

In March 2018, we entered into a master security agreement that was used to finance certain capital expenditures. We have a $2.2 million note payable under this agreement which bears interest at a fixed rate of 4.60%, requires monthly amortization payments and matures in 2021.

In March 2018, we amended our $10.0 million credit facility extending the maturity date to June 2018.

In February 2018, we entered into a $23.2 million credit facility to finance a self storage bridge loan. The facility bears interest at a rate of 230 basis points over LIBOR and matures in February 2020, with a one year extension option.

Agency Business

In January 2018, we amended our $150.0 million warehouse facility reducing the interest rate 10 basis points to 130 basis points over LIBOR and extending the maturity date one year to January 2019.

Collateralized Loan Obligations (“CLOs”)

We account for our CLO transactions on our consolidated balance sheet as financing facilities.  Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

The following table outlines borrowings and the corresponding collateral under our CLOs ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
March 31, 2018	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

CLO IX	$356,400	$351,323	3.29%	$461,000	$459,526	$—
CLO VIII	282,874	278,910	3.24%	314,564	313,405	47,586
CLO VII	279,000	275,622	3.93%	323,578	322,438	35,617
CLO VI	250,250	247,730	4.42%	306,140	305,175	16,485
CLO V	267,750	266,253	4.38%	341,921	341,059	8,079
Total CLOs	$1,436,274	$1,419,838	3.81%	$1,747,203	$1,741,603	$107,767

December 31, 2017

CLO IX	$356,400	$351,042	2.97%	$372,350	$371,236	$88,650
CLO VIII	282,874	278,606	2.92%	364,838	363,339	162
CLO VII	279,000	275,331	3.61%	346,524	345,220	13,476
CLO VI	250,250	247,470	4.10%	314,382	313,582	10,618
CLO V	267,750	265,973	4.06%	347,797	346,803	2,203
Total CLOs	$1,436,274	$1,418,422	3.48%	$1,745,891	$1,740,180	$115,109

(1)   Debt carrying value is net of $16.4 million and $17.9 million of deferred financing fees at March 31, 2018 and December 31, 2017, respectively.

(2)   At March 31, 2018 and December 31, 2017, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.37% and 4.08%, respectively.

(3)   As of March 31, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Luxembourg Debt Fund

In November 2017, we formed a $100.0 million Luxembourg commercial real estate debt fund (“Debt Fund”) and issued $70.0 million of floating rate notes to third party investors which bear an initial interest rate of 4.15% over LIBOR. The notes mature in 2025 and we retained a $30.0 million equity interest in the Debt Fund. The Debt Fund is a VIE for which we are the primary beneficiary and is consolidated in our financial statements. The Debt Fund is secured by a portfolio of loan obligations with a face value of $100.0 million, which includes first mortgage bridge loans, senior participation interests in first mortgage bridge loans, subordinate participation interest in first mortgage bridge loans and participation interests in mezzanine loans. The Debt Fund allows, for a period of three years, principal proceeds from portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions.

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

March 31, 2018
Debt			Collateral (3)
			Loans		Cash
Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

$70,000	$68,176	6.12%	$97,700	$97,256	$—

December 31, 2017
$70,000	$68,084	5.79%	$96,995	$96,564	$3,005

(1)         Debt carrying value is net of $1.8 million and $1.9 million of deferred financing fees at March 31, 2018 and December 31, 2017, respectively.

(2)         At March 31, 2018 and December 31, 2017, the aggregate weighted average note rate, including certain fees and costs, was 6.51% and 6.05%, respectively.

(3)         At both March 31, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “2023 Notes”) in a private offering, generating net proceeds of $97.8 million, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering to fund the redemption of our outstanding 7.375% senior unsecured notes due in 2021(the “2021 Notes”).  The 2023 Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 2023 Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannual in May and November starting in November 2018. At March 31, 2018, the debt carrying value of the 2023 Notes was $98.2 million, net of $1.8 million of deferred financing fees, and the weighted average note rate was 6.08%, including certain fees and costs.

The debt carrying value of our 2021 Notes at March 31, 2018 and December 31, 2017 was $97.9 million and $95.3 million, respectively. The debt carrying value at December 31, 2017 was net of $2.6 million of deferred financing fees, which were expensed into interest expense on the consolidated statements of income.  Including certain fees and costs, the weighted average note rate was 8.16% at both March 31, 2018 and December 31, 2017.

Convertible Senior Unsecured Notes

In November 2017, we issued $143.8 million aggregate principal amount of 5.375% convertible senior unsecured notes, which included the underwriter’s exercise of the over-allotment option of $18.8 million. The notes pay interest semiannually in arrears. We received total proceeds of $139.2 million from the offering, net of deferred

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

financing fees, which is being amortized through interest expense over the life of the notes. The notes mature in November 2020, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 107.7122 shares of common stock per $1,000 principal amount of notes and represents a conversion price of $9.28 per share of common stock. At March 31, 2018, the notes had a conversion rate of 107.9604 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of $9.26 per share of common stock.

In 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes, including the underwriter’s over-allotment option of $11.3 million, and, in January 2017, we issued an additional $13.8 million, which brought the aggregate outstanding principal amount of the notes to $100.0 million. The additional issuance in January 2017 is fully fungible with, and ranks equally in right of payment with, the initial issuance. The notes pay interest semiannually in arrears. We received total proceeds of $95.8 million from the offerings, net of deferred financing fees, which are being amortized through interest expense over the life of the notes. The notes mature in October 2019, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 119.3033 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $8.38 per share of common stock. At March 31, 2018, the notes had a conversion rate of 121.1613 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of $8.25 per share of common stock.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is being accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.17 years and 2.41 years at March 31, 2018 and December 31, 2017, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of the notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
March 31, 2018	$243,750	$5,155	$6,018	$232,577	$6,733

December 31, 2017	$243,750	$5,742	$6,721	$231,287	$6,733

During the three months ended March 31, 2018, we incurred total interest expense on the notes of $4.9 million, of which $3.6 million, $0.7 million and $0.6 million related to the cash coupons, accretion of the deferred financing fees and of the debt discount, respectively. During the three months ended March 31, 2017, we incurred total interest expense on the notes of $2.1 million, of which $1.6 million, $0.3 million and $0.2 million related to the cash coupon, accretion of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes is 7.96% per annum.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.8 million and $139.6 million at March 31, 2018 and December 31, 2017, respectively, which is net of a deferred amount of $12.4 million and $12.5 million, respectively, (which is being amortized into interest expense over the life of the notes) and $2.2 million of deferred financing fees at both March 31, 2018 and December 31, 2017.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 5.16% and 4.53% at March 31, 2018 and December 31, 2017, respectively.  Including certain fees and costs, the weighted average note rate was 5.25% and 4.63% at March 31, 2018 and December 31, 2017, respectively.

Related Party Financing

In connection with the Acquisition, we entered into a five year $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. In January 2018, we paid $50.0 million in full satisfaction of this debt. At December 31, 2017, the outstanding principal balance was $50.0 million and, during the three months ended March 31, 2018 and 2017, we recorded interest expense of $0.3 million and $1.0 million, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at March 31, 2018.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of March 31, 2018, as well as on the most recent determination dates in April 2018.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

A summary of our CLO compliance tests as of the most recent determination dates in April 2018 is as follows:

Cash Flow Triggers	CLO V	CLO VI	CLO VII	CLO VIII	CLO IX

Overcollateralization (1)
Current	130.72%	129.87%	129.03%	129.03%	134.69%
Limit	129.72%	128.87%	128.03%	128.03%	133.68%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	190.24%	203.07%	211.84%	329.34%	259.18%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)   The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination (1)	CLO V	CLO VI	CLO VII	CLO VIII	CLO IX
April 2018	130.72%	129.87%	129.03%	129.03%	134.69%
January 2018	130.72%	129.87%	129.03%	129.03%	134.68%
October 2017	130.72%	129.87%	129.03%	129.03%	—
July 2017	130.72%	129.87%	129.03%	—	—
April 2017	130.72%	129.87%	—	—	—

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

Note 11 — Allowance for Loss-Sharing Obligations

A summary of our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$30,511	$32,408
Provisions for loss sharing	1,205	2,254
Provisions reversal for loan repayments	(732)	(575)
Charge-offs, net	113	(1,867)
Ending balance	$31,097	$32,220

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2017, we had outstanding advances of $0.1 million, which were netted against the allowance for loss-sharing obligations.

At March 31, 2018 and December 31, 2017, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.29 billion and $2.24 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 12 — Derivative Financial Instruments

The following is a summary of our non-qualifying derivative financial instruments held by our Agency Business ($ in thousands):

	March 31, 2018
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	8	$34,250	Other Assets/ Other Liabilities	$717	$(218)
Forward Sale Commitments	63	316,011	Other Assets/ Other Liabilities	2,046	(82)
		$350,261		$2,763	$(300)

	December 31, 2017
Rate Lock Commitments	3	$38,578	Other Assets/ Other Liabilities	$276	$(278)
Forward Sale Commitments	75	330,827	Other Assets/ Other Liabilities	408	(1,028)
		$369,405		$684	$(1,306)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2018 and 2017, we recorded net gains of $2.6 million and net losses of $1.0 million, respectively, from changes in the fair value of these derivatives in other income, net and $19.6 million and $20.0 million, respectively, of income from MSRs.  See Note 13 — Fair Value for details.

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2018			December 31, 2017
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$2,776,422	$2,702,097	$2,774,333	$2,652,538	$2,579,127	$2,652,520
Loans held-for-sale, net	281,761	286,325	292,153	292,249	297,443	302,883
Capitalized mortgage servicing rights, net	n/a	255,732	299,392	n/a	252,608	286,073
Securities held-to-maturity, net	52,673	36,764	37,273	40,566	27,837	28,439
Derivative financial instuments	292,411	2,763	2,763	77,984	684	684

Financial liabilities:
Credit and repurchase facilities	$629,724	$626,063	$628,510	$530,938	$528,573	$529,992
Collateralized loan obligations	1,436,274	1,419,838	1,438,567	1,436,274	1,418,422	1,436,871
Debt fund	70,000	68,176	70,139	70,000	68,084	70,000
Senior unsecured notes	197,860	196,090	198,995	97,860	95,280	99,582
Convertible senior unsecured notes, net	243,750	232,577	254,727	243,750	231,287	254,335
Junior subordinated notes	154,336	139,760	94,638	154,336	139,590	94,215
Related party financing	—	—	—	50,000	50,000	49,682
Derivative financial instruments	57,850	300	300	291,421	1,306	1,306

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

March 31, 2018

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

Senior unsecured notes.    Fair values are estimated at Level 1 when current market quotes received from active markets are available. If quotes from active markets are unavailable, then the fair values are estimated at Level 2 utilizing current market quotes received from inactive markets.

Convertible senior unsecured notes, net.    Fair values are estimated at Level 2 based on current market quotes received from inactive markets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of March 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Derivative financial instruments	$2,763	$2,763	$—	$2,046	$717

Financial liabilities:
Derivative financial instruments	$300	$300	$—	$300	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets were determined using the following input levels as of March 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$100,798	$100,798	$—	$—	$100,798

(1)         We had an allowance for loan losses of $63.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $163.9 million at March 31, 2018.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Quantitative information about Level 3 fair value measurements at March 31, 2018 were as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans:
			Discount rate	15.00%
Land	$70,965	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.00%
Hotel	29,050	Discounted cash flows	Capitalization rate	7.00%
			Revenue growth rate	6.50%

			Discount rate	11.00%
Office	783	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	2.50%

Derivative financial instruments:

Rate lock commitments	717	Discounted cash flows	W/A discount rate	10.19%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2018	2017
Derivative assets and liabilities, net
Balance at beginning of period	$276	$2,816
Settlements	(19,193)	(19,649)
Realized gains recorded in earnings	18,917	16,833
Unrealized gains recorded in earnings	717	381
Balance at end of period	$717	$381

The following table presents the components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale (in thousands):

March 31, 2018	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
Rate lock commitments	$34,250	$717	$(278)	$439
Forward sale commitments	316,011	—	278	278
Loans held-for-sale, net (1)	281,761	5,200	—	5,200
Total		$5,917	$—	$5,917

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of March 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$2,702,097	$2,774,333	$—	$—	$2,774,333
Loans held-for-sale, net	286,325	292,153	—	286,953	5,200
Capitalized mortgage servicing rights, net	255,732	299,392	—	—	299,392
Securities held-to-maturity, net	36,764	37,273	—	—	37,273

Financial liabilities:
Credit and repurchase facilities	$626,063	$628,510	$—	$281,338	$347,172
Collateralized loan obligations	1,419,838	1,438,567	—	—	1,438,567
Debt fund	68,176	70,139	—	—	70,139
Senior unsecured notes	196,090	198,995	98,995	100,000	—
Convertible senior unsecured notes, net	232,577	254,727	—	254,727	—
Junior subordinated notes	139,760	94,638	—	—	94,638

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $477.8 million for the remainder of 2018, $554.7 million in 2019, $925.7 million in 2020, $387.9 million in 2021, $71.0 million in 2022 and $314.7 million thereafter.

Agency Business Commitments. Our Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.

As of March 31, 2018, we were required to maintain at least $12.6 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of March 31, 2018, we met the restricted liquidity requirement with a $42.0 million letter of credit and $0.4 million of cash collateral.

As of March 31, 2018, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $28.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of March 31, 2018, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

As an approved designated seller/servicer under Freddie Mac’s SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which we utilize letters of credit to fund. At March 31, 2018, we had an outstanding letter of credit of $5.0 million in satisfaction of our requirements under this program.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12—Derivative Financial Instruments and Note 13—Fair Value.

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $66.9 million as of March 31, 2018 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

March 31, 2018

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

Note 15 — Variable Interest Entities

Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with our derivative instruments.

Consolidated VIEs. We have determined that our operating partnership, ARLP, and our CLO and Debt Fund entities, which we consolidate, are VIEs. ARLP is already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements.

Our CLO and Debt Fund consolidated entities invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all collateral assets held in CLOs, which we believe gives us the power to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs and Debt Fund to third parties. Our operating results and cash flows include the gross amounts related to CLO and Debt Fund assets and liabilities as opposed to our net economic interests in those entities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	March 31, 2018	December 31, 2017

Assets:
Restricted cash	$130,656	$138,736
Loans and investments, net	1,838,860	1,836,744
Other assets	15,211	14,011
Total assets	$1,984,727	$1,989,491

Liabilities:
Collateralized loan obligations	$1,419,838	$1,418,422
Debt fund	68,176	68,084
Other liabilities	3,187	2,046
Total liabilities	$1,491,201	$1,488,552

Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10—Debt Obligations for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 22 VIEs in which we have a variable interest as of March 31, 2018 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2018 (in thousands):

Type	Carrying Amount (1)
Loans	$355,086
B Piece bonds	36,764
Agency interest only strips	3,862
Equity investments	2,168
Total	$397,880

(1) Represents the carrying amount of loans and investments before reserves. At March 31, 2018, $162.2 million of loans to VIEs had corresponding loan loss reserves of $61.4 million.  See Note 3 — Loans and Investments for details. In addition, the maximum loss exposure as of March 31, 2018 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $2.64 billion at March 31, 2018.

Note 16 — Equity

Preferred Stock. The Series A preferred stock became redeemable by us in February 2018. The Series B and C preferred stock may not be redeemed by us before May 2018 and February 2019, respectively.

Common Stock. We have an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP,”) which entitles us to issue and sell up to 7,500,000 shares of our common stock through JMP. Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the first quarter of 2018, we sold 360,000 shares for net proceeds of $3.0 million. As of March 31, 2018, we had 7,140,000 shares available under this agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

As of March 31, 2018, we had $176.6 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in July 2016.

Noncontrolling Interest.  Noncontrolling interest relates to the 21,230,769 operating partnership units (“OP Units”) issued to satisfy a portion of the Acquisition purchase price. The value of these OP Units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our Special Voting Preferred Shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 25.4% of the voting power of our outstanding stock at March 31, 2018. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Distributions. The following table presents dividends declared (on a per share basis) during the three months ended March 31, 2018:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On May 2, 2018, the Board of Directors declared a cash dividend of $0.25 per share of common stock.  The dividend is payable on May 31, 2018 to common stockholders of record as of the close of business on May 15, 2018.

Preferred Stock — On May 2, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2018 through May 31, 2018 and are payable on May 31, 2018 to preferred stockholders of record on May 15, 2018.

Deferred Compensation.  In March 2018, we issued 265,444 shares of restricted common stock under the 2017 Amended Omnibus Stock Incentive Plan (the “2017 Plan”) to certain employees of ours with a total grant date fair value of $2.3 million and recorded $0.8 million to employee compensation and benefits in our consolidated statements of income.  One third of the shares vested as of the grant date, one third will vest in March 2019, and the remaining third will vest in March 2020. In March 2018, we also issued 58,620 shares of fully vested common stock to the independent members of the Board of Directors under the 2017 Plan and recorded $0.5 million to selling and administrative expense in our consolidated statements of income.

During the first quarter of 2018, we issued 63,584 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.6 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 381,503 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $0.8 million and, during the three months ended March 31, 2018, we recorded less than $0.1 million to employee compensation and benefits in our consolidated statements of income.

Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer, OP Units and convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

The following tables reconcile the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$26,189	$26,189	$15,614	$15,614
Net income attributable to noncontrolling interest (2)	—	8,991	—	6,442
Net income attributable to common stockholders and nocontrolling interest	$26,189	$35,180	$15,614	$22,056

Weighted average shares outstanding	61,842,336	61,842,336	51,461,156	51,461,156
Dilutive effect of OP Units (2)	—	21,230,769	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,261,382	—	1,038,143
Dilutive effect of convertible notes (4)	—	365,248	—	—
Weighted average shares outstanding	61,842,336	84,699,735	51,461,156	73,730,068

Net income per common share (1)	$0.42	$0.42	$0.30	$0.30

(1)         Net of preferred stock dividends.

(2)         We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.

(3)         Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

(4)         The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

Note 17 — Income Taxes

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

The Tax Reform was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. Our provision for income taxes for the first quarter of 2018 reflects the newly enacted corporate federal income tax rate of 21%. The final impact of the Tax Reform may differ due to, and among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance and actions we may take as a result of the Tax Reform.

In the three months ended March 31, 2018 and 2017, we recorded a tax benefit of $8.8 million and a tax provision of $6.1 million, respectively. The benefit from income taxes in the three months ended March 31, 2018 consisted of a deferred tax benefit of $13.3 million and a current tax provision of $4.5 million.  The deferred tax benefit recorded

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

in the three months ended March 31, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price. See Note 10 — Debt Obligations for details.  The provision for income taxes in the three months ended March 31, 2017 consisted of a current tax provision of $4.3 million and a deferred tax provision of $1.8 million

Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 18 — Agreements and Transactions with Related Parties

Management Agreement. Prior to May 31, 2017, we had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement. In the first quarter of 2017, we incurred a base management fee of $4.0 million.

We have entered into a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three months ended March 31, 2018, we have incurred $0.3 million of costs for services provided to ACM which are included in due from related party on the consolidated balance sheet.

Other Related Party Transactions. Due from related party was $3.7 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively. The increase was primarily due to payoffs to be remitted by our affiliated servicing operations related to real estate transactions.

Due to related party was $1.6 million at March 31, 2018 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In April 2018, we acquired a $9.4 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors, which consisted of certain of our officers, including our chief executive officer, who together own 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million and $1.0 million in the three months ended March 31, 2018 and 2017, respectively.

In December 2017, we acquired a $32.8 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors, which consisted of certain of our officers, including our chief executive officer, who together own 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $0.5 million for the three months ended March 31, 2018.

In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned by a consortium of investors, consisting of certain of our officers, including our chief executive officer, who together own 45% in the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.5 million for the three months ended March 31, 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned by a consortium of investors. The consortium of investors includes certain of our officers, including our chief executive officer, who own an interest of 95% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and matures in July 2020. Interest income recorded from this loan totaled $0.6 million for the three months ended March 31, 2018.

In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned by a consortium of investors, including certain of our officers, who together own an interest of 21.4% in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for the three months ended March 31, 2018.

In March 2017, a consortium of investors, including our chief executive officer and ACM, invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans have an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and we received proceeds of $6.5 million. Interest income recorded from these loans totaled $0.2 million for both the three months ended March 31, 2018 and 2017.

In January 2017, we modified a $5.0 million preferred equity investment, increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment had a fixed interest rate of 11% and was scheduled to mature in January 2020, however, it was repaid in full in the fourth quarter of 2017. We also entered into an agreement with a consortium of investors consisting of certain of our officers, including our chief executive officer, which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which was generally subordinate to our investment. Interest income recorded from our investment totaled $0.2 million in the three months ended March 31, 2017.

In January 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2018. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2018 and 2017.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In August 2017, a $6.8 million loan on one of the properties paid off in full. Interest income recorded from these loans totaled $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of 50% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity date extended to May 2018. Interest income recorded from these loans totaled $0.3 million for both the three months ended March 31, 2018 and 2017.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of 7.5% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for both the three months ended March 31, 2018 and 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

In 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including our chief executive officer, who together own an interest of 7.5% in the borrowing entity. In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5%, with a LIBOR floor of 0.25%. Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2017.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including our chief executive officer, certain other related parties and certain unaffiliated persons. The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were extended as of right to October 2018. Interest income recorded from these loans totaled $0.3 million for both the three months ended March 31, 2018 and 2017.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for both the three months ended March 31, 2018 and 2017.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform and we received cash distributions totaling $16.4 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.2 million was received in the three months ended March 31, 2018). We recorded income from these investments of $0.1 million in both the three months ended March 31, 2018 and 2017. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. Our maximum exposure under this guaranty totals $3.1 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8—Investments in Equity Affiliates for details.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including our chief executive officer, and other related parties, who together own an interest of 95%. We had a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR. The loan was repaid in full in the fourth quarter of 2017. Interest income recorded from this loan was less than $0.1 million for the three months ended March 31, 2017.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including our chief executive officer and his affiliates, who together owned an interest of 24% in the borrowing entity. The loan matured in August 2017 and was refinanced with a $43.2 million bridge loan that has an interest rate of 4% over LIBOR with a LIBOR floor of 1.23% and an August 2020 maturity date. We also originated a $4.6 million mezzanine loan in 2016 to this entity that had a fixed interest rate of 12%, which was repaid in full at maturity in August 2017. In the fourth quarter of 2017, the consortium of investors sold their ownership interest in the borrowing entity. Interest income recorded from these loans totaled $0.8 million for the three months ended March 31, 2017.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of 4.8% over LIBOR. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from these loans totaled $0.2 million for both the three months ended March 31, 2018 and 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

In 2011, we restructured a preferred equity investment in the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments and our direct equity investment were repaid in full in 2015. As a result of the direct equity investment, we received distributions totaling $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, which were recorded in income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets. The new management company is owned primarily by a consortium of affiliated investors including our chief executive officer and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2018, this debt had an aggregate outstanding balance of $310.3 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 75% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares. In December 2017, ACM distributed 5,780,348 OP Units to its members, which includes the Kaufman Entities and certain of our officers and employees. At March 31, 2018, ACM holds 5,349,053 shares of our common stock and 15,450,421 OP Units, which represents 24.8% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 19 — Segment Information

The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees (through May 31, 2017 — effective date of the full internalization of our management team and termination of the existing management agreement with ACM) and stock-based compensation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

	Three Months Ended March 31, 2018
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$47,236	$4,376	$—	$51,612
Interest expense	30,205	2,853	329	33,387
Net interest income	17,031	1,523	(329)	18,225
Other revenue:
Gain on sales, including fee-based services, net	—	18,193	—	18,193
Mortgage servicing rights	—	19,634	—	19,634
Servicing revenue	—	21,412	—	21,412
Amortization of MSRs	—	(11,865)	—	(11,865)
Property operating income	2,910	—	—	2,910
Other income, net	233	2,645	—	2,878
Total other revenue	3,143	50,019	—	53,162
Other expenses:
Employee compensation and benefits	7,586	21,908	—	29,494
Selling and administrative	3,538	5,377	—	8,915
Property operating expenses	2,796	—	—	2,796
Depreciation and amortization	446	1,400	—	1,846
Provision for loss sharing (net of recoveries)	—	473	—	473
Provision for loan losses (net of recoveries)	325	—	—	325
Total other expenses	14,691	29,158	—	43,849
Income before income from equity affiliates and income taxes	5,483	22,384	(329)	27,538
Income from equity affiliates	746	—	—	746
Benefit from income taxes	—	8,784	—	8,784
Net income	6,229	31,168	(329)	37,068
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	8,991	8,991
Net income attributable to common stockholders	$4,341	$31,168	$(9,320)	$26,189

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

	Three Months Ended March 31, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$28,509	$5,016	$—	$33,525
Interest expense	15,241	3,234	962	19,437
Net interest income	13,268	1,782	(962)	14,088
Other revenue:
Gain on sales, including fee-based services, net	—	19,171	—	19,171
Mortgage servicing rights	—	20,030	—	20,030
Servicing revenue	—	16,682	—	16,682
Amortization of MSRs	—	(11,888)	—	(11,888)
Property operating income	3,223	—	—	3,223
Other income, net	111	(997)	—	(886)
Total other revenue	3,334	42,998	—	46,332
Other expenses:
Employee compensation and benefits	3,832	16,009	—	19,841
Selling and administrative	3,082	4,613	—	7,695
Property operating expenses	2,638	—	—	2,638
Depreciation and amortization	497	1,400	—	1,897
Impairment loss on real estate owned	1,200	—		1,200
Provision for loss sharing (net of recoveries)	—	1,679	—	1,679
Provision for loan losses (net of recoveries)	(696)	—	—	(696)
Management fee - related party	1,975	2,025	—	4,000
Total other expenses	12,528	25,726	—	38,254
Income before gain on extinguishment of debt income from equity affiliates and income taxes	4,074	19,054	(962)	22,166
Gain on extinguishment of debt	7,116	—	—	7,116
Income from equity affiliates	763	—	—	763
Provision for income taxes	—	(6,101)	—	(6,101)
Net income	11,953	12,953	(962)	23,944
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	6,442	6,442
Net income attributable to common stockholders	$10,065	$12,953	$(7,404)	$15,614

(1) Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holders.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

	March 31, 2018
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$82,051	$20,497	$—	$102,548
Restricted cash	131,264	395	—	131,659
Loans and investments, net	2,702,097	—	—	2,702,097
Loans held-for-sale, net	—	286,325	—	286,325
Capitalized mortgage servicing rights, net	—	255,732	—	255,732
Securities held to maturity	—	36,764	—	36,764
Investments in equity affiliates	23,625	—	—	23,625
Goodwill and other intangible assets	12,500	107,866	—	120,366
Other assets	72,593	17,059	—	89,652
Total assets	$3,024,130	$724,638	$—	$3,748,768

Liabilities:
Debt obligations	$2,401,166	$281,338	$—	$2,682,504
Allowance for loss-sharing obligations	—	31,097	—	31,097
Other liabilities	120,095	27,202	—	147,297
Total liabilities	$2,521,261	$339,637	$—	$2,860,898

	December 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$37,056	$67,318	$—	$104,374
Restricted cash	139,398	—	—	139,398
Loans and investments, net	2,579,127	—	—	2,579,127
Loans held-for-sale, net	—	297,443	—	297,443
Capitalized mortgage servicing rights, net	—	252,608	—	252,608
Securities held-to-maturity, net	—	27,837	—	27,837
Investments in equity affiliates	23,653	—	—	23,653
Goodwill and other intangible assets	12,500	109,266	—	121,766
Other assets	66,227	13,512	—	79,739
Total assets	$2,857,961	$767,984	$—	$3,625,945

Liabilities:
Debt obligations	$2,189,700	$291,536	$50,000	$2,531,236
Allowance for loss-sharing obligations	—	30,511	—	30,511
Other liabilities	155,814	42,819	1,009	199,642
Total liabilities	$2,345,514	$364,866	$51,009	$2,761,389

	Three Months Ended March 31,
	2018	2017
Origination Data:
Structured Business
New loan originations	$314,215	$145,918
Loan payoffs / paydowns	190,615	190,409

Agency Business
Origination Volumes by Investor:
Fannie Mae	$662,921	$896,549
Freddie Mac	308,151	235,032
FHA	60,738	137,936
CMBS/Conduit	16,233	21,370
Total	$1,048,043	$1,290,887
Total loan commitment volume	$1,043,715	$1,151,944

Loan Sales Data:
Agency Business
Fannie Mae	$728,395	$1,073,347
Freddie Mac	278,516	210,238
FHA	39,293	59,895
CMBS/Conduit	16,233	21,370
Total	$1,062,437	$1,364,850

Sales margin (fee-based services as a % of loan sales)	1.71%	1.40%
MSR rate (MSR income as a % of loan commitments)	1.88%	1.74%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

	March 31, 2018
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$12,700,635	53.5	7.2
Freddie Mac	3,397,535	30.4	10.7
FHA	591,836	16.2	20.0
Total	$16,690,006	47.5	8.4

	December 31, 2017
Fannie Mae	$12,502,699	53.6	6.9
Freddie Mac	3,166,134	29.5	10.5
FHA	537,482	16.5	19.6
Total	$16,206,315	47.7	8.1

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

Through May 2017, we were externally managed and advised by ACM. Effective May 31, 2017, we terminated the existing management agreement with ACM and fully internalized our management team.

We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

Our operating performance is primarily driven by the following factors:

Net interest income earned on our investments. Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield on our assets increases or the cost or borrowings decreases, this will have a positive impact on earnings. However, if the yield earned on our assets decreases, or the cost of borrowings increases, this will have a negative impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. We recognize the bulk of our net interest income from our Structured Business. Additionally, we recognize net interest income from loans originated through our Agency Business, which are generally sold within 60 days of origination.

Fees and other revenues recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs. Revenue recognized from the origination and sale of mortgage loans consists of gains on sale of loans (net of any direct loan origination costs incurred), commitment fees, broker fees, loan assumption fees and loan origination fees. These gains and fees are collectively referred to as gain on sales, including fee-based services, net. We record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans and earnings on escrows, net of amortization on the MSR assets recorded.  These originations, selling and servicing fees and other revenues are included in our Agency Business results. Although we have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from our unconsolidated equity investments can be difficult to predict and can vary significantly period-to-period. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

Credit quality of our loans and investments, including our servicing portfolio. Effective portfolio management is essential to maximize the performance and value of our loan, investment and servicing portfolios.  Maintaining the credit quality of the loans in our portfolios is of critical importance.  Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

Significant Developments During the First Quarter of 2018

Capital Markets Activity. We issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in 2023 in a private offering, generating net proceeds of $97.8 million. The proceeds from this offering were used to fund the redemption of our 7.375% senior unsecured notes due in 2021.

Financing Activity.

•                 We increased the capacity in our credit facilities and repurchase agreements by more than $120.0 million, which includes a $75.0 million increase in an existing structured repurchase agreement; and

•                  We paid $50.0 million in full satisfaction of the preferred equity interest financing agreement we entered into with ACM to finance a portion of the aggregate purchase price of the Acquisition in 2016.

Dividend. We raised our quarterly dividend to $0.25 per share in the second quarter of 2018, which represents a 39% increase in our dividend from a year ago and a 19% increase from last quarter.

Agency Business Activity.

•                  Loan originations and sales totaled $1.05 billion and $1.06 billion, respectively; and

•                  Our fee-based servicing portfolio grew 3% to $16.69 billion from $16.21 billion at December 31, 2017.

Structured Business Activity.

•                  Loan originations totaled $314.2 million with a weighted average interest rate of 7.54%; and

•                  Loan runoff totaled $190.6 million with a weighted average interest rate of 7.13%.

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

The Federal Reserve increased its targeted Federal Rate 75 basis points during 2017 and by another 25 basis points in March 2018.  To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy, including the recently enacted Tax Reform. As a result of the Tax Reform, we expect to realize a benefit from the reduction of the corporate federal income tax rate from 35% to 21%, as our Agency Business operates in a TRS. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) released the GSE 2018 Scorecard (“2018 Scorecard,”) which established Fannie Mae’s and Freddie Mac’s loan origination caps at

$35.0 billion (“2018 Caps”) each for the multifamily finance market, a $1.5 billion decrease from the 2017 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2018 Caps. In addition, the definition of the affordable loan exclusions has added an extremely-high cost market category, continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2018 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2018 Caps accordingly. The 2018 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, the projected annual energy or water savings must be at least 25%. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues, therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and delinquencies have generally declined as property values have increased and borrowers’ access to financing has improved.  If the markets were to deteriorate and the U.S. experienced a prolonged economic downturn, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2018 to December 31, 2017:

Our Structured loan and investment portfolio balance was $2.78 billion and $2.66 billion at March 31, 2018 and December 31, 2017, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $123.6 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.57% and 6.28% at March 31, 2018 and December 31, 2017, respectively.  Including certain fees earned and costs associated with the Structured portfolio, the weighted average current interest rate was 7.28% and 6.99% at March 31, 2018 and December 31, 2017, respectively.  Advances on our financing facilities totaled $2.45 billion and $2.24 billion at March 31, 2018 and December 31, 2017, respectively, with a weighted average funding cost of 4.45% and 4.12%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 5.09% and 4.83% at March 31, 2018 and December 31, 2017, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

Three Months Ended March 31, 2018
Loans originated	$314,215
Number of loans	19
Weighted average interest rate	7.54%

Loan payoffs / paydowns	$190,615
Number of loans	20
Weighted average interest rate	7.13%

Loans extended	$58,400
Number of loans	4

Our loans held-for-sale from the Agency Business decreased $11.1 million, primarily related to loan sales exceeding loan originations during the three months ended March 31, 2018 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended March 31, 2018
	Loan Originations	Loan Sales
Fannie Mae	$662,921	$728,395
Freddie Mac	308,151	278,516
FHA	60,738	39,293
CMBS/Conduit	16,233	16,233
Total	$1,048,043	$1,062,437

Our Securities held-to-maturity increased $8.9 million as a result of an additional purchase of a B Piece bond from a Freddie Mac SBL program securitization. See Note 7—Securities Held-to-Maturity for details.

Liabilities — Comparison of balances at March 31, 2018 to December 31, 2017:

Credit facilities and repurchase agreements increased $97.5 million, primarily due to funding of new structured loan activity.

Senior unsecured notes increased $100.8 million, due to the issuance of $100.0 million aggregate principal amount of 5.625% senior unsecured notes. See Note 10 —Debt Obligations for details.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing entered into with ACM to finance a portion of the aggregate purchase price of the Acquisition in 2016.

Due to borrowers decreased $32.0 million, primarily due to a decrease in funds held on loan originations.

Other liabilities decreased $21.9 million, primarily due to the payment of incentive compensation during the first quarter of 2018, related to 2017 performance, and a decrease in deferred tax liabilities.

Equity

Distributions — The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2018:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On May 2, 2018, the Board of Directors declared a cash dividend of $0.25 per share of common stock.  The dividend is payable on May 31, 2018 to common stockholders of record as of the close of business on May 15, 2018.

Preferred Stock — On May 2, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2018 through May 31, 2018 and are payable on May 31, 2018 to preferred stockholders of record on May 15, 2018.

Deferred Compensation

We issued 329,028 shares of restricted stock to employees of ours, including our chief executive officer, 58,620 shares to the independent members of the Board of Directors and up to 381,503 performance-based restricted common stock units to our chief executive officer in the first quarter of 2018.  See Note 16 — Equity for details.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	Amount	Percent

Interest income	$51,612	$33,525	$18,087	54%
Interest expense	33,387	19,437	13,950	72%
Net interest income	18,225	14,088	4,137	29%
Other revenue:
Gain on sales, including fee-based services, net	18,193	19,171	(978)	(5)%
Mortgage servicing rights	19,634	20,030	(396)	(2)%
Servicing revenue, net	9,547	4,794	4,753	99%
Property operating income	2,910	3,223	(313)	(10)%
Other income, net	2,878	(886)	3,764	nm
Total other revenue	53,162	46,332	6,830	15%
Other expenses:
Employee compensation and benefits	29,494	19,842	9,652	49%
Selling and administrative	8,915	7,694	1,221	16%
Property operating expenses	2,796	2,638	158	6%
Depreciation and amortization	1,846	1,897	(51)	(3)%
Impairment loss on real estate owned	—	1,200	(1,200)	nm
Provision for loss sharing (net of recoveries)	473	1,679	(1,206)	(72)%
Provision for loan losses (net of recoveries)	325	(696)	1,021	nm
Management fee - related party	—	4,000	(4,000)	nm
Total other expenses	43,849	38,254	5,595	15%
Income before gain on extinguishment of debt, income from equity affiliates and income taxes	27,538	22,166	5,372	24%
Gain on extinguishment of debt	—	7,116	(7,116)	nm
Income from equity affiliates	746	763	(17)	(2)%
Benefit from (provision for) income taxes	8,784	(6,101)	14,885	nm
Net income	37,068	23,944	13,124	55%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	8,991	6,442	2,549	40%
Net income attributable to common stockholders	$26,189	$15,614	$10,575	68%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2018			2017
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$2,446,633	$40,985	6.79%	$1,621,819	$25,393	6.35%
Preferred equity investments	149,715	3,299	8.94%	64,339	1,099	6.93%
Mezzanine / junior participation loans	85,829	2,564	12.12%	112,592	1,845	6.65%
Core interest-earning assets	2,682,177	46,848	7.08%	1,798,750	28,337	6.39%
Cash equivalents	200,487	388	0.78%	136,423	172	0.51%
Total interest-earning assets	$2,882,664	$47,236	6.65%	$1,935,173	$28,509	5.97%

Structured Business interest-bearing liabilities:

CLO	$1,423,567	$14,212	4.05%	$737,277	$6,866	3.77%
Warehouse lines	297,165	3,654	4.99%	278,432	2,511	3.66%
Unsecured debt	355,971	9,499	10.82%	193,895	4,123	8.64%
Trust preferred	154,379	1,750	4.60%	159,836	1,546	3.92%
Debt fund	68,115	1,090	6.50%	—	—	—
Interest rate swaps	—	—	—	—	195	—
Total interest-bearing liabilities	$2,299,197	30,205	5.33%	$1,369,440	15,241	4.51%
Net interest income		$17,031			$13,268

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income is primarily due to an increase of $18.7 million from our Structured Business. The $18.7 million, or 66%, increase from our Structured Business was primarily due to a 49% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and an 11% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate.

The increase in interest expense is primarily due to an increase of $15.0 million from our Structured Business, partially offset by a decrease of $0.6 million from the seller financing entered into in connection with the Acquisition. The $15.0 million, or 98%, increase from our Structured Business was primarily due to a 68% increase in the average balance of our interest-bearing liabilities and an 18% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio and the issuance of additional unsecured debt. The increase in the average cost of our interest-bearing liabilities was primarily due to $2.4 million of accelerated deferred financing costs recorded in the first quarter of 2018 related to the redemption of our senior unsecured notes and an increase in the average LIBOR rate. The decrease from the seller financing was due to this debt being paid off in January 2018.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a $302.4 million decrease in loan sales, partially offset by a 31 basis point increase in the sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) from 1.40% to 1.71% in the first quarter of 2018. The increase in the sales margin was primarily due to an increase in Fannie Mae margins in the first quarter of 2018.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio. Our servicing portfolio increased 15% from $14.47 billion at March 31, 2017 to $16.69 billion at March 31, 2018.  Our servicing revenue, net in both the first quarter of 2018 and 2017 includes $11.9 million of amortization expense.

Other Income, Net

The increase in other income, net was comprised primarily of a $3.6 million increase from our Agency Business, which was due to changes in the fair value of our rate lock commitments. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $5.9 million from our Agency Business and $3.8 million from our Structured Business. The increase in our Agency Business was primarily due to an increase in commissions, stock-based compensation expense and headcount, as a result of portfolio growth and compensation expense recorded directly by the Agency Business, which was previously charged through the management fee prior to the internalization of our management team and termination of our management agreement with ACM effective May 31, 2017. The increase from our Structured Business was primarily associated with the employees that transferred to us as a result of the internalization of our management team, along with an increase in headcount.

The increase in selling and administrative expenses is comprised of $0.8 million from our Agency Business and $0.5 million from our Structured Business. The increase in our Agency Business was primarily due to an increase in consulting fees and rent expense. The increase from our Structured Business was primarily due to an increase in professional fees, partially offset by a decrease in stock-based compensation expense.

Impairment loss on real estate owned was $1.2 million for the three months ended March 31, 2017. During the first quarter of 2017, we received market analyses which resulted in an impairment loss on our hotel property.

The decrease in our provision for loss sharing was primarily related to higher Fannie Mae loan sales in the first quarter of 2017.

The increase in the provision for loan losses was due to a $0.7 million recovery recorded in the first quarter of 2017 on a multifamily loan.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with ACM effective May 31, 2017.

Gain on Extinguishment of Debt

During the three months ended March 31, 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Benefit from (Provision for) Income Taxes

In the three months ended March 31, 2018 and 2017, we recorded a tax benefit of $8.8 million and a tax provision of $6.1 million, respectively. The benefit from income taxes in the three months ended March 31, 2018 consisted of a deferred tax benefit of $13.3 million and a current tax provision of $4.5 million, and the provision for income taxes in the three months ended March 31, 2017 consisted of a current tax provision of $4.3 million and a deferred tax provision of $1.8 million, respectively.  The deferred tax benefit recorded in the three months ended March 31, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

The provision for income taxes in the three months ended March 31, 2018 includes the effect of the newly enacted corporate federal income tax rate of 21% on our Agency Business as a result of the Tax Reform. The provision for income taxes primarily represents federal and state taxes related to the Agency Business, which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued as part of the Acquisition, which represented 25.4% and 29.1% of our outstanding stock at March 31, 2018 and 2017, respectively.

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

Cash Flows. Cash flows provided by operating activities totaled $20.8 million during the three months ended March 31, 2018 and consisted primarily of net income, adjusted for noncash items, of $29.3 million and net cash inflows of $10.5 million, as a result of loan sales exceeding loan originations in our Agency Business, partially offset by a period-over-period decrease in other liabilities of $21.9 million. The decrease in other liabilities was mainly due to the payment of incentive compensation during the first quarter of 2018, which related to 2017 performance, and a decrease in deferred tax benefits. We had net cash inflows from loans-held-for-sale during the three months ended March 31, 2018 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination.

Cash flows used in investing activities totaled $159.0 million during the three months ended March 31, 2018.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations from our Structured Business totaling $283.9 million, net of payoffs and paydowns of $192.0 million, resulted in net cash outflows of $91.9 million. Cash used in investing activities also includes $63.9 million of cash used to fund holdbacks and reserves on our loans and investments and an $8.4 million cash payment to purchase the B Piece bond of a SBL Program securitization.

Cash flows provided by financing activities totaled $128.6 million during the three months ended March 31, 2018, and consisted primarily of net cash inflows of $98.8 million from debt facility activities (funded loan originations were greater than facility paydowns) and $97.8 million of net proceeds from the issuance of additional senior unsecured notes, which was partially offset by $50.0 million paid to ACM in full satisfaction of the seller financing related to the Acquisition of the Agency Business and $19.3 million in distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of March 31, 2018. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling

$47.0 million and $0.4 million of cash collateral. See Note 14 — Commitments and Contingencies for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12 — Derivative Financial Instruments and Note 13 — Fair Value.

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	March 31, 2018
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$799,597	$348,103	$451,494	2018 - 2021
Collateralized loan obligations (2)	1,436,274	1,436,274	—	2018 - 2022
Debt Fund (2)	70,000	70,000	—	2019 - 2021
Senior unsecured notes	197,860	197,860	—	2021 - 2023
Convertible unsecured senior notes	243,750	243,750	—	2019 - 2020
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured transaction business total	2,901,817	2,450,323	451,494

Agency Business
Credit facilities (3)	1,000,000	281,621	718,379	2018

Consolidated total	$3,901,817	$2,731,944	$1,169,873

(1)         Excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2018.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10 — Debt Obligations.

Contractual Obligations. Other than the changes made to our debt obligations described in Note 10 — Debt Obligations, including, but not limited to, issuing an additional $100.0 million of senior unsecured notes, repayment of the $50.0 million related party financing and closing new, or modifying existing, credit facilities, there has been no significant changes made to our contractual obligations disclosed in our 2017 Annual Report during the three months ended March 31, 2018.  Refer to Note 14 — Commitments and Contingencies for a description of our debt maturities by year and our unfunded commitments as of March 31, 2018.

Off-Balance Sheet Arrangements. At March 31, 2018, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 12— Derivative Financial Instruments for details about our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2017 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2018, there were no material changes to these policies.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations. We present funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe they are important supplemental measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated real properties and real estate related depreciation and amortization, and after adjustments for unconsolidated ventures.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$26,189	$15,614
Adjustments:
Net income attributable to noncontrolling interest	8,991	6,442
Impairment loss on real estate owned	—	1,200
Depreciation - real estate owned	178	250
Depreciation - investments in equity affiliates	125	101
Funds from operations (1)	$35,483	$23,607
Adjustments:
Income from mortgage servicing rights	(19,634)	(20,030)
Impairment loss on real estate owned	—	(1,200)
Deferred tax (benefit) provision	(13,320)	1,827
Amortization and write-offs of MSRs	16,676	15,281
Depreciation and amortization	2,255	1,867
Net (gain) loss on changes in fair value of derivatives	(2,645)	997
Stock-based compensation	2,545	2,305
Adjusted funds from operations (1)	$21,360	$24,654

Diluted FFO per share (1)	$0.42	$0.32
Diluted AFFO per share (1)	$0.25	$0.33
Diluted weighted average shares outstanding (1)	84,699,735	73,730,068

(1)         Amounts are attributable to common stockholders and OP Units holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2017.

The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR (in thousands).

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$2,776,422	$6,016	$(5,780)	$12,032	$(10,946)
Interest expense from debt obligations	$(2,450,323)	5,014	(5,014)	10,028	(10,028)
Total net interest income		$1,002	$(766)	$2,004	$(918)

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)         The quoted one-month LIBOR rate was 1.88% as of March 31, 2018.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $9.6 million as of March 31, 2018, while a 100 basis point decrease would increase the fair value by approximately $10.1 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 14 — Commitments and Contingencies.  We have not made a loss accrual for any litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2017 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

4.1	Indenture, dated as of March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ***

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                             Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.

**                      Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed December 11, 2017.

***               Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed March 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 4, 2018	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 4, 2018	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer