Form 10-Q
period 2018-06-30
ARBOR REALTY TRUST INC
filed 2018-08-03
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes   ☐                               No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 75,390,813 outstanding as of July 27, 2018.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 and in our other reports and filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Cash and cash equivalents	$106,968	$104,374
Restricted cash	173,686	139,398
Loans and investments, net	3,064,798	2,579,127
Loans held-for-sale, net	311,487	297,443
Capitalized mortgage servicing rights, net	257,021	252,608
Securities held-to-maturity, net	50,342	27,837
Investments in equity affiliates	24,144	23,653
Real estate owned, net	14,650	16,787
Due from related party	10,162	688
Goodwill and other intangible assets	118,965	121,766
Other assets	72,097	62,264
Total assets	$4,204,320	$3,625,945

Liabilities and Equity:
Credit facilities and repurchase agreements	$910,504	$528,573
Collateralized loan obligations	1,590,644	1,418,422
Debt fund	68,270	68,084
Senior unsecured notes	122,343	95,280
Convertible senior unsecured notes, net	235,431	231,287
Junior subordinated notes to subsidiary trust issuing preferred securities	139,909	139,590
Related party financing	—	50,000
Due to related party	335	—
Due to borrowers	78,159	99,829
Allowance for loss-sharing obligations	31,402	30,511
Other liabilities	83,811	99,813
Total liabilities	3,260,808	2,761,389

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 21,230,769 shares issued and outstanding; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508	89,508
Common stock, $0.01 par value: 500,000,000 shares authorized; 68,570,617 and 61,723,387 shares issued and outstanding, respectively	686	617
Additional paid-in capital	766,933	707,450
Accumulated deficit	(87,128)	(101,926)
Accumulated other comprehensive income	—	176
Total Arbor Realty Trust, Inc. stockholders’ equity	769,999	695,825
Noncontrolling interest	173,513	168,731
Total equity	943,512	864,556
Total liabilities and equity	$4,204,320	$3,625,945

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$59,295	$34,468	$110,908	$67,993
Interest expense	37,884	20,411	71,271	39,848
Net interest income	21,411	14,057	39,637	28,145
Other revenue:
Gain on sales, including fee-based services, net	15,622	18,830	33,815	38,001
Mortgage servicing rights	17,936	17,254	37,571	37,284
Servicing revenue, net	10,871	6,609	20,418	11,403
Property operating income	2,964	2,863	5,874	6,086
Other income, net	(470)	(821)	2,408	(1,707)
Total other revenue	46,923	44,735	100,086	91,067
Other expenses:
Employee compensation and benefits	26,815	21,825	56,309	41,666
Selling and administrative	8,873	7,835	17,789	15,529
Property operating expenses	2,856	2,622	5,652	5,260
Depreciation and amortization	1,845	1,816	3,691	3,713
Impairment loss on real estate owned	2,000	1,500	2,000	2,700
Provision for loss sharing (net of recoveries)	348	532	821	2,212
Provision for loan losses (net of recoveries)	(2,127)	(1,760)	(1,802)	(2,456)
Management fee - related party	—	2,673	—	6,673
Total other expenses	40,610	37,043	84,460	75,297
Income before gain on extinguishment of debt, income (loss) from equity affiliates and income taxes	27,724	21,749	55,263	43,915
Gain on extinguishment of debt	—	—	—	7,116
Income (loss) from equity affiliates	1,387	(3)	2,132	760
(Provision for) benefit from income taxes	(4,499)	(3,435)	4,285	(9,536)
Net income	24,612	18,311	61,680	42,255
Preferred stock dividends	1,888	1,888	3,777	3,777
Net income attributable to noncontrolling interest	5,557	4,494	14,547	10,935
Net income attributable to common stockholders	$17,167	$11,929	$43,356	$27,543

Basic earnings per common share	$0.26	$0.21	$0.68	$0.51
Diluted earnings per common share	$0.25	$0.21	$0.66	$0.50

Weighted average shares outstanding:
Basic	65,683,057	56,652,334	63,773,306	54,071,085
Diluted	90,055,170	79,064,503	87,420,543	76,365,118

Dividends declared per common share	$0.25	$0.18	$0.46	$0.35

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$24,612	$18,311	$61,680	$42,255
Unrealized loss on securities available-for-sale, at fair value	—	(147)	—	(118)
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit (Note 2)	—	—	(176)	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	238
Comprehensive income	24,612	18,164	61,504	42,375
Less:
Comprehensive income attributable to noncontrolling interest	5,557	4,453	14,504	10,972
Preferred stock dividends	1,888	1,888	3,777	3,777
Comprehensive income attributable to common stockholders	$17,167	$11,823	$43,223	$27,626

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Six Months Ended June 30, 2018

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock, net			6,452,700	65	55,842			55,907		55,907
Stock-based compensation			396,030	4	3,641			3,645		3,645
Forfeiture of unvested restricted stock			(1,500)					—		—
Distributions - common stock						(28,727)		(28,727)		(28,727)
Distributions - preferred stock						(3,777)		(3,777)		(3,777)
Distributions - preferred stock of private REIT						(7)		(7)		(7)
Distributions - noncontrolling interest									(9,765)	(9,765)
Net income						47,133		47,133	14,547	61,680
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Balance — June 30, 2018	24,942,269	$89,508	68,570,617	$686	$766,933	$(87,128)	$—	$769,999	$173,513	$943,512

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017

Operating activities:
Net income	$61,680	$42,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,691	3,713
Stock-based compensation	3,645	2,986
Amortization and accretion of interest and fees, net	7,658	1,842
Amortization of capitalized mortgage servicing rights	23,802	23,716
Originations of loans held-for-sale	(2,080,393)	(2,288,694)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,064,486	2,569,203
Payoffs and paydowns of loans held-for-sale	22	73
Mortgage servicing rights	(37,571)	(37,284)
Write-off of capitalized mortgage servicing rights from payoffs	10,078	6,497
Impairment loss on real estate owned	2,000	2,700
Provision for loan losses (net of recoveries)	(1,802)	(2,456)
Provision for loss sharing (net of recoveries)	821	2,212
Net charge-offs for loss sharing obligations	70	(1,822)
Deferred tax (benefit) provision	(13,135)	937
Income from equity affiliates	(2,132)	(760)
Gain on extinguishment of debt	—	(7,116)
Changes in operating assets and liabilities	(24,307)	(11,240)
Net cash provided by operating activities	18,613	306,762

Investing Activities:
Loans and investments funded and originated, net	(875,212)	(551,468)
Payoffs and paydowns of loans and investments	429,133	456,251
Internalization of management team	—	(25,000)
Deferred fees	6,309	3,015
Investments in real estate, net	(220)	(433)
Contributions to equity affiliates	(2,460)	(650)
Distributions from equity affiliates	2,807	374
Purchase of securities held-to-maturity, net	(21,637)	(7,838)
Payoffs and paydowns of securities held-to-maturity	519	8
Proceeds from insurance settlements, net	1,294	1,014
Due to borrowers and reserves	(58,585)	(753)
Net cash used in investing activities	(518,052)	(125,480)

Financing activities:
Proceeds from repurchase agreements, loan participations and credit facilities	3,971,279	4,343,816
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(3,588,443)	(4,744,921)
Payoffs and paydowns of collateralized loan obligations	(267,750)	—
Payoffs of senior unsecured notes	(97,860)	—
Payoff of related party financing	(50,000)	—
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	—	(12,691)
Proceeds from issuance of collateralized loan obligations	441,000	279,000
Proceeds from issuance of senior unsecured notes	125,000	—
Proceeds from issuance of convertible senior unsecured notes	—	13,750
Proceeds from issuance of common stock, net	55,907	76,225
Receipts on swaps and returns of margin calls from counterparties	—	431
Distributions paid on common stock	(28,727)	(19,781)
Distributions paid on noncontrolling interest	(9,765)	(7,431)
Distributions paid on preferred stock	(3,777)	(3,777)
Distributions paid on preferred stock of private REIT	(7)	(7)
Payment of deferred financing costs	(10,536)	(5,857)
Net cash provided by (used in) financing activities	536,321	(81,243)
Net increase in cash, cash equivalents and restricted cash	36,882	100,039
Cash, cash equivalents and restricted cash at beginning of period	243,772	167,960
Cash, cash equivalents and restricted cash at end of period	$280,654	$267,999

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2018	2017

Supplemental cash flow information:
Cash used to pay interest	$58,675	$35,142
Cash used to pay taxes	$10,698	$13,452

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$267	$267
Distributions accrued on 7.75% Series B preferred stock	$203	$203
Distributions accrued on 8.50% Series C preferred stock	$159	$159

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business (“Structured Business”) and our Agency Loan Origination and Servicing Business (“Agency Business”). Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”) and conduit/commercial mortgage-backed securities (“CMBS”) programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.

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

June 30, 2018

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

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents to be shown in the statement of cash flows. Previous guidance required the change in cash and cash equivalents be shown on the statement of cash flows, with cash used to fund restricted cash and restricted cash equivalents shown as a component of operating, investing, or financing activities. Entities are now also required to reconcile the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the statement of cash flows to the related captions in the balance sheet when these balances are presented separately in the balance sheet.

First quarter of 2018.

This guidance required retrospective adoption, therefore, we adjusted the cash flow statement for the comparable prior period. The following table shows the impact of the adoption of this guidance, as well as the adoption of ASU 2016-15 described below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Description	Adoption Date	Effect on Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.

First quarter of 2018.

This guidance required retrospective adoption, therefore, we reclassified $1.0 million of proceeds from insurance settlements from net cash provided by operating activities to net cash used in investing activities for the six months ended June 30, 2017. In addition, we chose the cummulative earnings approach for distributions received from equity method investees, which did not result in any changes in the way we account for such distributions. The following table shows the impact of the adoption of this guidance, as well as the adoption of ASU 2016-18 described above.

(in thousands)	Six Months Ended June 30, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$138,645
Net decrease in cash and cash equivalents	(57,886)
Cash and cash equivalents at end of period	80,759
Net cash provided by operating activities: changes in operating assets and liabilities	(10,270)
Net cash used in investing activities	(126,494)
Net cash used in financing activities	(239,307)

As currently reported under ASU 2016-18 and ASU 2016-15
Cash, cash equivalents and restricted cash at beginning of period	$167,960
Net increase in cash, cash equivalents and restricted cash	100,039
Cash, cash equivalents and restricted cash at end of period	267,999
Net cash provided by operating activities: changes in operating assets and liabilities	(11,240)
Net cash used in investing activities	(125,480)
Net cash provided by (used in) financing activities	(81,243)

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

June 30, 2018

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.

	First quarter of 2019.	We have evaluated ASU 2018-07 and determined the adoption of this standard will not have a significant impact on our consolidated financial statements.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2018	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$2,891,974	92%	167	6.58%	20.3	0%	73%
Preferred equity investments	151,604	5%	10	8.18%	73.7	60%	85%
Mezzanine loans	91,301	3%	10	10.28%	19.8	21%	68%
	3,134,879	100%	187	6.76%	22.8	4%	74%
Allowance for loan losses	(58,733)
Unearned revenue	(11,348)
Loans and investments, net	$3,064,798

	December 31, 2017

Bridge loans	$2,422,105	91%	150	6.10%	20.9	0%	72%
Preferred equity investments	142,892	6%	12	6.47%	68.7	64%	90%
Mezzanine loans	87,541	3%	8	10.78%	24.8	20%	63%
	2,652,538	100%	170	6.28%	23.6	4%	73%
Allowance for loan losses	(62,783)
Unearned revenue	(10,628)
Loans and investments, net	$2,579,127

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

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2018, the UPB related to 49 loans with five different borrowers represented 25% of total assets.  At December 31, 2017, the UPB related to 42 loans with five different borrowers represented 24% of total assets. During both the six months ended June 30, 2018 and the year ended December 31, 2017, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

As a result of the loan review process, at June 30, 2018 and December 31, 2017, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.2 million and $126.5 million, respectively, and a weighted average last dollar LTV ratio of 92% and 93%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	June 30, 2018
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$2,389,630	76%	pass/watch	4%	73%
Self Storage	301,830	10%	pass/watch	0%	72%
Land	133,811	4%	substandard	0%	90%
Office	123,060	4%	special mention	0%	64%
Healthcare	92,465	3%	pass	0%	81%
Hotel	55,975	2%	pass/watch	23%	74%
Retail	36,408	1%	pass/watch	8%	76%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$3,134,879	100%	pass/watch	4%	74%

	December 31, 2017

Multifamily	$1,925,529	73%	pass/watch	4%	72%
Self Storage	301,830	11%	pass	0%	71%
Land	132,828	5%	substandard	0%	90%
Office	107,853	4%	pass/watch	1%	64%
Healthcare	55,615	2%	pass/watch	0%	74%
Hotel	90,725	3%	special mention	37%	81%
Retail	36,458	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$2,652,538	100%	pass/watch	4%	73%

Geographic Concentration Risk

As of June 30, 2018, 20%, 19% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas and California, respectively. As of December 31, 2017, 23%, 21% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas, New York and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Allowance at beginning of period	$63,108	$83,016	$62,783	$83,712
Provision for loan losses	1,325	—	1,650	—
Charge-offs	(3,173)	—	(3,173)	—
Recoveries of reserves	(2,527)	(1,760)	(2,527)	(2,456)
Allowance at end of period	$58,733	$81,256	$58,733	$81,256

During the three and six months ended June 30, 2018, we determined that the fair value of the underlying collateral (land development project) securing six loans with a carrying value of $120.9 million was less than the net carrying value of the loans, which resulted in a provision for loan losses of $1.3 million and $1.7 million, respectively.

During the three and six months ended June 30, 2018, we settled, for $31.6 million, a non-performing preferred equity investment in a hotel property with a net carrying value of $29.1 million, resulting in a reserve recovery of $2.5 million and a charge-off of $3.2 million. In addition, we received a payment and recorded a recovery of $0.9 million related to a written-off junior participation interest in an office building.

During the three and six months ended June 30, 2017, a fully reserved multifamily mezzanine loan with a UPB of $1.8 million paid off in full, resulting in a $1.8 million reserve recovery. In addition, during the first quarter of 2017, we recorded a reserve recovery of $0.7 million on a multifamily bridge loan.

The ratio of net recoveries to the average loans and investments outstanding were de minimus for all periods presented.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of June 30, 2018 and 2017.

We have six loans with a carrying value totaling $120.9 million at June 30, 2018, which mature in September 2018, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.5 million entitle us to a weighted average accrual rate of interest of 8.89%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At June 30, 2018 and December 31, 2017, we had cumulative allowances for loan losses of $50.7 million and $49.1 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

A summary of our impaired loans by asset class is as follows (in thousands):

	June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Land	$132,559	$125,693	$55,533	$131,985	$—	$131,823	$—
Hotel	—	—	—	17,375	—	17,375	—
Office	2,279	2,279	1,500	2,281	31	2,284	60
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$136,538	$129,672	$58,733	$153,341	$31	$153,181	$60

	December 31, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017

Land	$131,086	$124,812	$53,883	$131,086	$—	$131,086	$—
Hotel	34,750	34,750	5,700	34,750	60	34,750	371
Office	2,288	2,288	1,500	27,556	27	27,558	51
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Multifamily	—	—	—	880	—	1,271	22
Total	$169,824	$163,550	$62,783	$195,972	$87	$196,365	$444

(1)  Represents the UPB of four impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both June 30, 2018 and December 31, 2017.

(2)  Represents an average of the beginning and ending UPB of each asset class.

At June 30, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. At December 31, 2017, two loans with an aggregate net carrying value of $29.1 million, net of related loan loss reserves of $7.4 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2018			December 31, 2017
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Hotel	—	—	—	34,750	—	34,750
Office	831	—	831	—	—	—
Total	$2,531	$—	$2,531	$36,450	$—	$36,450

At both June 30, 2018 and December 31, 2017, there were no loans contractually past due 90 days or more that were still accruing interest.

There were no loan modifications, refinancings and/or extensions during the six months ended June 30, 2018 that were considered troubled debt restructurings. During the six months ended June 30, 2017, there was a $34.8 million loan to a hotel property that was modified and considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in the second quarter of 2017. This loan was subsequently classified as non-performing. This loan was modified to increase the total recovery of the combined principal and interest. There were no other loans in which we considered the modifications to be troubled debt restructurings and no additional loans considered to be impaired as a result of our troubled debt restructuring analysis performed during the six months ended June 30, 2018 and 2017.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  At June 30, 2018, we had total interest reserves of $47.6 million on 92 loans with an aggregate UPB of $1.89 billion. At December 31, 2017, we had total interest reserves of $52.5 million on 81 loans with an aggregate UPB of $1.57 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017

Fannie Mae	$204,658	$243,717
Freddie Mac	102,357	47,545
FHA	1,119	987
	308,134	292,249
Fair value of future MSR	4,754	5,806
Unearned discount	(1,401)	(612)
Loans held-for-sale, net	$311,487	$297,443

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three and six months ended June 30, 2018, we sold $1.02 billion and $2.08 billion, respectively, of loans held-for-sale and recorded gain on sales of $14.8 million and $32.2 million, respectively. During the three and six months ended June 30, 2017, we sold $1.20 billion and $2.57 billion, respectively, of loans held-for-sale and recorded gains on sales of $17.6 million and $35.7 million, respectively. At June 30, 2018 and December 31, 2017, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.3 years and 7.2 years at June 30, 2018 and December 31, 2017, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$131,934	$123,798	$255,732	$143,270	$109,338	$252,608
Additions	—	18,493	18,493	—	38,293	38,293
Amortization	(7,517)	(4,420)	(11,937)	(15,512)	(8,290)	(23,802)
Write-downs and payoffs	(4,400)	(867)	(5,267)	(7,741)	(2,337)	(10,078)
Balance at end of period	$120,017	$137,004	$257,021	$120,017	$137,004	$257,021

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Balance at beginning of period	$180,945	$57,986	$238,931	$194,801	$32,942	$227,743
Additions	—	19,083	19,083	—	45,553	45,553
Amortization	(9,660)	(2,168)	(11,828)	(20,122)	(3,594)	(23,716)
Write-downs and payoffs	(3,096)	(7)	(3,103)	(6,490)	(7)	(6,497)
Balance at end of period	$168,189	$74,894	$243,083	$168,189	$74,894	$243,083

We collected prepayment fees of $4.9 million and $8.7 million during the three and six months ended June 30, 2018, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. During the three and six months ended June 30, 2017, we collected prepayment fees totaling $2.1 million and $4.1 million, respectively.  As of June 30, 2018 and December 31, 2017, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

The expected amortization of capitalized MSRs recorded as of June 30, 2018 is shown in the table below. Actual amortization may vary from these estimates (in thousands).

Year	Amortization
2018 (six months ending 12/31/2018)	$23,934
2019	45,327
2020	40,340
2021	33,259
2022	26,708
2023	22,303
Thereafter	65,150
Total	$257,021

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2018
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$12,794,277	75%	Texas	21%
Freddie Mac	3,730,980	22%	North Carolina	10%
FHA	585,017	3%	California	8%
Total	$17,110,274	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	41%
			Total	100%

December 31, 2017
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$12,502,699	77%	Texas	22%
Freddie Mac	3,166,134	20%	North Carolina	10%
FHA	537,482	3%	California	8%
Total	$16,206,315	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	40%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

At June 30, 2018 and December 31, 2017, our weighted average servicing fee was 46.9 basis points and 47.7 basis points, respectively. We held cash in escrow for these loans totaling $482.8 million and $477.9 million at June 30, 2018 and December 31, 2017, respectively, which is not reflected in our consolidated balance sheets.  These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on these escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on escrows, net of interest paid to the borrower, was $2.7 million and $4.9 million during the three and six months ended June 30, 2018, respectively, and $1.1 million and $1.8 million during the three and six months ended June 30, 2017, respectively,  and is a component of servicing revenue, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Note 7 — Securities Held-to-Maturity

Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization.  During the six months ended June 30, 2018, we purchased two B Piece bonds with an initial face value of $31.2 million, at a discount, for $21.6 million. As of June 30, 2018, we retained 49%, or $72.2 million initial face value, of five B Piece bonds, which were purchased at a discount for $48.8 million, and sold the remaining 51% to a third party at par.  These held-to-maturity securities are carried at cost, net of unamortized discounts, and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.63% and have an estimated weighted average maturity of 5.7 years. The weighted average effective interest rate was 11.42% and 12.97% at June 30, 2018 and December 31, 2017, respectively, including the accretion of discount. Approximately $10.8 million is estimated to mature within one year, $31.0 million is estimated to mature after one year through five years, $20.4 million is estimated to mature after five years through ten years and $9.2 million is estimated to mature after ten years.

The following is a summary of the held-to-maturity securities we held (in thousands):

June 30, 2018
	Face Value	Carrying Value	Unrealized (Loss) Gain	Estimated Fair Value
B Piece bonds	$71,222	$50,342	$(189)	$50,153

December 31, 2017
B Piece bonds	$40,566	$27,837	$602	$28,439

As of June 30, 2018, no impairment was recorded on these held-to-maturity securities. During the three and six months ended June 30, 2018, we recorded interest income of $0.5 million and $1.1 million, respectively, and, during the three and six months ended June 30, 2017, we recorded interest income of $0.3 million and $0.4 million, respectively, related to these investments.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2018	December 31, 2017	June 30, 2018

Arbor Residential Investor LLC	$19,631	$19,193	$—
West Shore Café	2,193	2,140	1,688
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
East River Portfolio	—	—	—
Lexford Portfolio	—	—	280,500
Total	$24,144	$23,653	$282,188

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Arbor Residential Investor LLC (“ARI”).  During the three and six months ended June 30, 2018, we recorded income of $0.7 million and $0.8 million, respectively, and, during both the three and six months ended June 30, 2017, we recorded a loss of $0.7 million to income (loss) from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business. In addition, during the first quarter of 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

During both the six months ended June 30, 2018 and 2017, we received cash distributions totaling $0.4 million (which were classified as returns of capital) in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform. During all periods presented, we recorded income of less than $0.1 million to income (loss) from equity affiliates in our consolidated statements of income related to this investment.

Lexford Portfolio. During the three and six months ended June 30, 2018, we received distributions of $0.6 million and $1.2 million, respectively, and, during the three and six months ended June 30, 2017, we received distributions of $0.6 million and $1.3 million, respectively, from this equity investment, which was recognized as income. See Note 18 — Agreements and Transactions with Related Parties for details.

Note 9 — Real Estate Owned

Our real estate assets at both June 30, 2018 and December 31, 2017 were comprised of a hotel property and an office building.

Real Estate Owned

	June 30, 2018			December 31, 2017
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	30,918	2,010	32,928	30,699	2,010	32,709
Less: Impairment loss	(13,307)	(2,500)	(15,807)	(13,307)	(500)	(13,807)
Less: Accumulated depreciation and amortization	(9,505)	(769)	(10,274)	(9,228)	(690)	(9,918)
Real estate owned, net	$11,400	$3,250	$14,650	$11,458	$5,329	$16,787

For the six months ended June 30, 2018 and 2017, our hotel property had a weighted average occupancy rate of 58% and 57%, respectively, a weighted average daily rate of $116 and $117, respectively, and weighted average revenue per available room of $67 for both periods.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. Of the total impairment losses recorded on our hotel property of $13.3 million, $1.5 million and $2.7 million were recorded during the three and six months ended June 30, 2017, respectively.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.  During the three months ended June 30, 2018, based on discussions with market participants, we determined that the office building exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $2.0 million.

Our real estate owned assets had restricted cash balances totaling $0.8 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements ($ in thousands):

				June 30, 2018			December 31, 2017
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business

$375 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$258,712	$354,500	4.39%	$102,350	$145,850	3.90%

$100 million repurchase facility	June 2019	June 2020	L + 1.75% to 2.00%	79,764	111,317	3.92%	2,445	6,600	3.61%

$75 million credit facility	Dec. 2018	N/A	L + 1.75% to 2.50%	24,901	36,799	3.89%	—	—	—

$75 million credit facility	June 2019	N/A	L + 2.00%	2,894	4,700	4.15%	8,999	16,000	3.61%

$50 million credit facility	Feb. 2019	N/A	L + 2.00%	28,555	35,700	4.15%	32,538	40,700	3.61%

$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	—	—	—	3,581	4,625	4.88%

$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	15,742	34,000	4.65%	13,920	18,753	4.12%

$25 million working capital facility	June 2019	N/A	L + 2.25%	25,000	—	4.40%	10,000	—	4.12%

$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,085	30,900	4.45%	—	—	—

$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	19,900	41,650	4.65%	—	—	—

$17.4 million credit facility	June 2020	June 2021	L + 2.40%	12,374	15,844	4.55%	—	—	—

$7.5 million credit facility	Aug. 2018	N/A	L + 2.75%	7,461	9,340	4.91%	7,432	9,340	4.37%

Repurchase facility - securities (2)	N/A	N/A	L + 2.50% to 3.50%	101,327	—	4.80%	53,938	—	4.45%

$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	1,504	—	3.20%	1,834	—	3.21%

$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,629	—	4.66%	—	—	—
Structured Business total				$602,848	$674,750	4.30%	$237,037	$241,868	4.02%

Agency Business

$500 million ASAP agreement (3)	N/A	N/A	L + 1.05%	$47,593	$47,593	3.14%	$121,880	$121,880	2.61%

$150 million credit facility	Jan. 2019	N/A	L + 1.30%	126,965	127,100	3.39%	21,802	21,821	2.96%

$150 million credit facility	Aug. 2018	N/A	L + 1.30%	111,669	111,678	3.39%	99,242	99,357	2.91%

$100 million credit facility (4)	June 2019	N/A	L + 1.25%	9,190	9,190	3.39%	23,785	23,785	2.86%

$100 million repurchase facility	Aug. 2018	N/A	L + 1.35%	12,239	12,250	3.44%	24,827	24,873	2.91%

Agency Business total				$307,656	$307,811	3.35%	$291,536	$291,716	2.78%

Consolidated total				$910,504	$982,561	3.98%	$528,573	$533,584	3.34%

(1)              The debt carrying value for the Structured Business at June 30, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $3.1 million and $2.2 million, respectively. The debt carrying value for the Agency Business at both June 30, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $0.2 million.

(2)              As of June 30, 2018 and December 31, 2017, this facility was collateralized by CLO bonds retained by us with a principal balance of $114.2 million and $61.0 million, respectively, and B Piece bonds with a carrying value of $50.3 million and $27.8 million, respectively.

(3)              The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

(4)              The committed amount under the facility was temporarily increased to $250.0 million, which expired in January 2018.

Structured Business

At June 30, 2018 and December 31, 2017, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.72% and 4.51%, respectively. The leverage on our loans and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facility, working capital line of credit and the security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% and 72% at June 30, 2018 and December 31, 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

In June 2018, we entered into a $17.4 million credit facility to finance a multifamily bridge loan. The facility bears interest at a rate of 240 basis points over LIBOR and matures in June 2020, with a one-year extension option.

In June 2018, we amended our $10.0 million working capital facility to increase the committed amount by $15.0 million to $25.0 million, reduce the interest rate by 25 basis points and extend the maturity date to June 2019.

In April 2018, we amended our $100.0 million repurchase facility adjusting the interest rate from 200 basis points over LIBOR to an interest rate range of 175 basis points to 200 basis points over LIBOR, depending on the class of loan financed.

In April 2018, we amended our $75.0 million credit facility adjusting the interest rate from 200 basis points to 250 basis points over LIBOR to an interest rate range of 175 basis points to 250 basis points over LIBOR, depending on the type of loan financed.

In March 2018, we amended our $225.0 million repurchase facility to increase the committed amount by $75.0 million to $300.0 million, reduce the interest rates by 50 basis points and extend the maturity date to March 2020 with a one-year extension option. In June 2018, we also temporarily increased the committed amount by $75.0 million to $375.0 million, which expires in December 2018.

In March 2018, we entered into a $20.0 million credit facility to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in March 2020, with a one-year extension option.

In March 2018, we entered into a master security agreement that was used to finance certain capital expenditures. We have a $2.2 million note payable under this agreement which bears interest at a fixed rate of 4.60%, requires monthly amortization payments and matures in 2021.

In February 2018, we entered into a $23.2 million credit facility to finance a self storage bridge loan. The facility bears interest at a rate of 230 basis points over LIBOR and matures in February 2020, with a one-year extension option.

Agency Business

In April 2018, we amended our $150.0 million credit facility reducing the interest rate 5 basis points to 130 basis points over LIBOR. In July 2018, we temporarily extended the maturity date to August 2018 and are currently in negotiations to amend the agreement and extend its maturity.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

The following table outlines borrowings and the corresponding collateral under our CLOs ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
June 30, 2018	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

CLO X	$441,000	$435,885	3.59%	$502,781	$500,646	$49,554
CLO IX	356,400	351,625	3.50%	460,925	459,562	75
CLO VIII	282,874	279,221	3.45%	330,112	329,213	26,288
CLO VII	279,000	275,919	4.14%	318,684	317,773	36,134
CLO VI	250,250	247,994	4.63%	297,133	296,065	25,491
Total CLOs	$1,609,524	$1,590,644	3.80%	$1,909,635	$1,903,259	$137,542

December 31, 2017

CLO IX	$356,400	$351,042	2.97%	$372,350	$371,236	$88,650
CLO VIII	282,874	278,606	2.92%	364,838	363,339	162
CLO VII	279,000	275,331	3.61%	346,524	345,220	13,476
CLO VI	250,250	247,470	4.10%	314,382	313,582	10,618
CLO V	267,750	265,973	4.06%	347,797	346,803	2,203
Total CLOs	$1,436,274	$1,418,422	3.48%	$1,745,891	$1,740,180	$115,109

(1)   Debt carrying value is net of $18.9 million and $17.9 million of deferred financing fees at June 30, 2018 and December 31, 2017, respectively.

(2)   At June 30, 2018 and December 31, 2017, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.34% and 4.08%, respectively.

(3)   As of June 30, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO X — In June 2018, we completed a collateralized securitization vehicle (“CLO X”), issuing seven tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $494.2 million. Of the total CLO notes issued, $441.0 million were investment grade notes issued to third party investors and $53.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $501.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a four-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $58.1 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date. Subsequently, the issuer will own loan obligations with a face value of $560.0 million, representing leverage of 79%.  We retained a residual interest in the portfolio with a notional amount of $119.0 million, including the $53.2 million below investment grade notes.  The notes had an initial weighted average interest rate of 1.45% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO V — In June 2018, we completed the unwind of CLO V, redeeming $267.8 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO X), as well as with cash held by CLO V, and expensed $1.3 million of deferred financing fees into interest expense on the consolidated statements of income.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

June 30, 2018
Debt			Collateral (3)
			Loans		Cash
Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
$70,000	$68,270	6.33%	$97,700	$97,323	$—

December 31, 2017
$70,000	$68,084	5.79%	$96,995	$96,564	$3,005

(1)         Debt carrying value is net of $1.7 million and $1.9 million of deferred financing fees at June 30, 2018 and December 31, 2017, respectively.

(2)         At June 30, 2018 and December 31, 2017, the aggregate weighted average note rate, including certain fees and costs, was 6.84% and 6.05%, respectively.

(3)         At both June 30, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% senior unsecured notes due in 2021 (the “7.375% Notes”) totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.  The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November starting in November 2018. At June 30, 2018, the debt carrying value of the 5.625% Notes was $122.3 million, net of $2.7 million of deferred financing fees, and the weighted average note rate was 6.08%, including certain fees and costs.

At December 31, 2017, the debt carrying value of our 7.375% Notes was $95.3 million, which was net of $2.6 million of deferred financing fees, and the weighted average note rate was 8.16%.

Convertible Senior Unsecured Notes

In November 2017, we issued $143.8 million aggregate principal amount of 5.375% convertible senior unsecured notes (the “5.375% Convertible Notes). We received total proceeds of $139.2 million from the offering, net of deferred financing fees, which is amortized through interest expense over the life of the 5.375% Convertible Notes. The initial conversion rate was 107.7122 shares of common stock per $1,000 principal amount of 5.375% Convertible Notes and represents a conversion price of $9.28 per share of common stock. At June 30, 2018, the 5.375% Convertible Notes had a conversion rate of 108.6502 shares of common stock per $1,000 principal amount of 5.375% Convertible Notes, which represented a conversion price of $9.20 per share of common stock. The 5.375% Convertible Notes pay interest semiannually in arrears. The 5.375% Convertible Notes have a scheduled maturity in November 2020. See Subsequent Events section below for details of our repurchase of substantially all of the 5.375% Convertible Notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

In 2016, we issued $86.3 million aggregate principal amount of 6.50% convertible senior unsecured notes (the “6.50% Convertible Notes”) and, in January 2017, we issued an additional $13.8 million of the 6.50% Convertible Notes. We received total proceeds of $95.8 million from the offerings, net of deferred financing fees, which are amortized through interest expense over the life of the 6.50% Convertible Notes. The initial conversion rate was 119.3033 shares of common stock per $1,000 principal amount of 6.50% Convertible Notes and represented a conversion price of $8.38 per share of common stock. At June 30, 2018, the 6.50% Convertible Notes had a conversion rate of 122.3263 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of $8.17 per share of common stock. The 6.50% Convertible Notes pay interest semiannually in arrears. The 6.50% Convertible Notes have a scheduled maturity in October 2019. See Subsequent Events section below for details of our repurchase of substantially all of the 6.50% Convertible Notes.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.92 years and 2.41 years at June 30, 2018 and December 31, 2017, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of the convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
June 30, 2018	$243,750	$4,568	$3,751	$235,431	$6,733

December 31, 2017	$243,750	$5,742	$6,721	$231,287	$6,733

During the three months ended June 30, 2018, we incurred total interest expense on the notes of $6.1 million, of which $3.2 million, $2.3 million and $0.6 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the six months ended June 30, 2018, we incurred total interest expense on the notes of $11.0 million, of which $6.8 million, $3.0 million and $1.2 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the three months ended June 30, 2017, we incurred total interest expense on the notes of $2.2 million, of which $1.6 million, $0.4 million and $0.2 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the six months ended June 30, 2017, we incurred total interest expense on the notes of $4.3 million, of which $3.2 million, $0.7 million and $0.4 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes is 7.96% per annum.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Subsequent Events

In July 2018, we completed the issuance and sale of $245.0 million in aggregate principal amount of 5.25% convertible senior notes (the “5.25% Convertible Notes”) through two private placements, including $15.0 million of the initial purchaser’s over-allotment option. The initial purchasers of the 5.25% Convertible Notes have the option to purchase up to an additional $19.5 million of these notes solely to cover over-allotments. The 5.25% Convertible Notes mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms, and pay interest semiannually in arrears.  We received proceeds totaling $237.2 million, net of the underwriter’s discount and fees from these offerings. We used the net proceeds to exchange $99.8 million of our 6.50% Convertible Notes and $127.6 million of our 5.375% Convertible Notes for a combination of $219.8 million in cash (which includes accrued interest) and 6.8 million shares of our common stock to settle such exchanges. The remaining net proceeds were used for general corporate purposes.

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes was $139.9 million and $139.6 million at June 30, 2018 and December 31, 2017, respectively, which is net of a deferred amount of $12.3 million and $12.5 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.2 million in both periods.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 5.18% and 4.53% at June 30, 2018 and December 31, 2017, respectively.  Including certain fees and costs, the weighted average note rate was 5.28% and 4.63% at June 30, 2018 and December 31, 2017, respectively.

Related Party Financing

In connection with the Acquisition, we entered into a five year $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. At December 31, 2017, the outstanding principal balance was $50.0 million. In January 2018, we paid $50.0 million in full satisfaction of this debt. During the six months ended June 30, 2018, we recorded interest expense of $0.3 million and, during the three and six months ended June 30, 2017, we recorded interest expense of $1.0 million and $1.9 million, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at June 30, 2018.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of June 30, 2018, as well as on the most recent determination dates in July 2018.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

A summary of our CLO compliance tests as of the most recent determination dates in July 2018 is as follows:

Cash Flow Triggers	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X

Overcollateralization (1)

Current	129.87%	129.03%	129.03%	134.68%	126.98%
Limit	128.87%	128.03%	128.03%	133.68%	125.98%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	191.10%	216.08%	252.91%	255.51%	201.62%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
July 2018	129.87%	129.03%	129.03%	134.68%	126.98%
April 2018	129.87%	129.03%	129.03%	134.69%	—
January 2018	129.87%	129.03%	129.03%	134.68%	—
October 2017	129.87%	129.03%	129.03%	—	—
July 2017	129.87%	129.03%	—	—	—

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$31,097	$32,219	$30,511	$32,407
Provisions for loss sharing	1,134	1,890	2,339	4,145
Provisions reversal for loan repayments	(785)	(1,358)	(1,518)	(1,933)
Charge-offs, net	(44)	46	70	(1,822)
Ending balance	$31,402	$32,797	$31,402	$32,797

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

At June 30, 2018 and December 31, 2017, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.30 billion and $2.24 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 12 — Derivative Financial Instruments

The following is a summary of our non-qualifying derivative financial instruments held by our Agency Business ($ in thousands):

	June 30, 2018
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	10	$72,653	Other Assets/ Other Liabilities	$606	$(295)
Forward Sale Commitments	63	380,786	Other Assets/ Other Liabilities	1,515	(61)
		$453,439		$2,121	$(356)

	December 31, 2017
Rate Lock Commitments	3	$38,578	Other Assets/ Other Liabilities	$276	$(278)
Forward Sale Commitments	75	330,827	Other Assets/ Other Liabilities	408	(1,028)
		$369,405		$684	$(1,306)

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2018, we recorded a net loss of $0.6 million and a net gain

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

of $2.1 million, respectively, from changes in the fair value of these derivatives in other income, net and $17.9 million and $37.6 million, respectively, of income from MSRs. During the three and six months ended June 30, 2017, we recorded $1.6 million and $2.5 million, respectively, of net losses from changes in the fair value of these derivatives in other income, net and $17.3 million and $37.3 million, respectively, of income from MSRs. See Note 13 — Fair Value for details.

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2018			December 31, 2017
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,134,879	$3,064,798	$3,149,044	$2,652,538	$2,579,127	$2,652,520
Loans held-for-sale, net	308,134	311,487	316,815	292,249	297,443	302,883
Capitalized mortgage servicing rights, net	n/a	257,021	302,698	n/a	252,608	286,073
Securities held-to-maturity, net	71,222	50,342	50,153	40,566	27,837	28,439
Derivative financial instuments	372,967	2,121	2,121	77,984	684	684

Financial liabilities:
Credit and repurchase facilities	$913,774	$910,504	$911,893	$530,938	$528,573	$529,992
Collateralized loan obligations	1,609,524	1,590,644	1,613,801	1,436,274	1,418,422	1,436,871
Debt fund	70,000	68,270	70,133	70,000	68,084	70,000
Senior unsecured notes	125,000	122,343	124,813	97,860	95,280	99,582
Convertible senior unsecured notes, net	243,750	235,431	275,595	243,750	231,287	254,335
Junior subordinated notes	154,336	139,909	95,052	154,336	139,590	94,215
Related party financing	—	—	—	50,000	50,000	49,682
Derivative financial instruments	80,472	356	356	291,421	1,306	1,306

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

June 30, 2018

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of June 30, 2018 (in thousands):

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Derivative financial instruments	$2,121	$2,121	$—	$1,515	$606

Financial liabilities:
Derivative financial instruments	$356	$356	$—	$356	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets were determined using the following input levels as of June 30, 2018 (in thousands):

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$70,939	$70,939	$—	$—	$70,939

Non-financial assets:
Long-lived assets (2)	$14,650	$14,650	$—	$—	$14,650

(1)         We had an allowance for loan losses of $58.7 million relating to four loans with an aggregate carrying value, before loan loss reserves, of $129.7 million at June 30, 2018.

(2)         We recorded a $2.0 million impairment loss during the three months ended June 30, 2018 on the office building we own. See Note 9 — Real Estate Owned for details.

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

Long-lived assets. We review our real estate owned assets when events or circumstances change, indicating that the carrying amount of an asset may not be partially or fully recoverable. In the evaluation of a real estate owned asset for impairment, many factors are considered, including broker quotes, estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. We first compare the undiscounted cash flows to be generated by the asset and broker quotes, if any, to the carrying value of such asset. If the undiscounted cash flows and/or broker quotes are less than the carrying value, we recognize an impairment loss by comparing the carrying value of the asset to its fair value.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Quantitative information about Level 3 fair value measurements at June 30, 2018 were as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans:

Land	$70,160	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%

Office	779	Discounted cash flows	Discount rate	10.53%
			Capitalization rate	8.53%
			Revenue growth rate	2.63%

Derivative financial instruments:
Rate lock commitments	606	Discounted cash flows	W/A discount rate	8.77%

Non-financial assets:
Long-lived assets:

Office Building	$3,250	Broker quotes	N/A	N/A

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivative assets and liabilities, net
Balance at beginning of period	$717	$381	$276	$2,816
Settlements	(18,047)	(16,216)	(37,240)	(35,865)
Realized gains recorded in earnings	17,330	15,835	36,964	33,049
Unrealized gains recorded in earnings	606	1,420	606	1,420
Balance at end of period	$606	$1,420	$606	$1,420

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

June 30, 2018	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
Rate lock commitments	$72,653	$606	$(295)	$311
Forward sale commitments	380,786	—	295	295
Loans held-for-sale, net (1)	308,134	4,754	—	4,754
Total		$5,360	$—	$5,360

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of June 30, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$3,064,798	$3,149,044	$—	$—	$3,149,044
Loans held-for-sale, net	311,487	316,815	—	312,061	4,754
Capitalized mortgage servicing rights, net	257,021	302,698	—	—	302,698
Securities held-to-maturity, net	50,342	50,153	—	—	50,153

Financial liabilities:
Credit and repurchase facilities	$910,504	$911,893	$—	$307,656	$604,237
Collateralized loan obligations	1,590,644	1,613,801	—	—	1,613,801
Debt fund	68,270	70,133	—	—	70,133
Senior unsecured notes	122,343	124,813	124,813	—	—
Convertible senior unsecured notes, net	235,431	275,595	—	275,595	—
Junior subordinated notes	139,909	95,052	—	—	95,052

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $441.6 million for the remainder of 2018, $572.7 million in 2019, $1.08 billion in 2020, $457.4 million in 2021, $179.4 million in 2022 and $380.7 million thereafter.

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

As of June 30, 2018, we were required to maintain at least $12.6 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of June 30, 2018, we met the restricted liquidity requirement with a $42.0 million letter of credit and $0.7 million of cash collateral.

As of June 30, 2018, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $28.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of June 30, 2018, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12—Derivative Financial Instruments and Note 13—Fair Value.

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $73.3 million as of June 30, 2018 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

June 30, 2018

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

Subsequent Event. In July 2018, we received approximately $11 million from the settlement of a litigation related to a prior investment. We will record a gain of approximately $11 million in the third quarter of 2018 related to this settlement.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Restricted cash	$172,169	$138,736
Loans and investments, net	2,000,582	1,836,744
Other assets	15,711	14,011
Total assets	$2,188,462	$1,989,491

Liabilities:
Collateralized loan obligations	$1,590,644	$1,418,422
Debt fund	68,270	68,084
Other liabilities	3,408	2,046
Total liabilities	$1,662,322	$1,488,552

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

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 24 VIEs in which we have a variable interest as of June 30, 2018 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2018 (in thousands):

Type	Carrying Amount (1)
Loans	$345,288
B Piece bonds	50,342
Agency interest only strips	3,617
Equity investments	2,193
Total	$401,440

(1) Represents the carrying amount of loans and investments before reserves. At June 30, 2018, $128.0 million of loans to VIEs had corresponding loan loss reserves of $57.0 million.  See Note 3 — Loans and Investments for details. In addition, the maximum loss exposure as of June 30, 2018 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $3.09 billion at June 30, 2018.

Note 16 — Equity

Preferred Stock. The Series A and B preferred stock became redeemable by us in February 2018 and May 2018, respectively. The Series C preferred stock may not be redeemed by us before February 2019.

Common Stock. In May 2018, we completed a public offering in which we sold 5,500,000 shares of our common stock for $8.72 per share, and received net proceeds of $47.8 million after deducting the underwriter’s discount and other offering expenses. The proceeds were used to make investments and for general corporate purposes.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

During the six months ended June 30, 2018, we sold 952,700 shares for net proceeds of $8.1 million. As of June 30, 2018, we had approximately 6,500,000 shares available under this agreement.

In June 2018, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

Noncontrolling Interest.  Noncontrolling interest relates to the 21,230,769 operating partnership units (“OP Units”) issued to satisfy a portion of the Acquisition purchase price. The value of these OP Units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval, which represents approximately 23.6% of the voting power of our outstanding stock at June 30, 2018. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2018 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on May 2, 2018 was for March 1, 2018 through May 31, 2018 and the dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On August 1, 2018, the Board of Directors declared a cash dividend of $0.25 per share of common stock.  The dividend is payable on August 31, 2018 to common stockholders of record as of the close of business on August 15, 2018.

Preferred Stock — On August 1, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2018 through August 31, 2018 and are payable on August 31, 2018 to preferred stockholders of record on August 15, 2018.

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

During the first quarter of 2018, we issued 63,584 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.6 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 381,503 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $0.8 million and we recorded less than $0.1 million to employee compensation and benefits in our consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

The following tables reconcile the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data):

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$17,167	$17,167	$11,929	$11,929
Net income attributable to noncontrolling interest (2)	—	5,557	—	4,494
Net income attributable to common stockholders and nocontrolling interest	$17,167	$22,724	$11,929	$16,423

Weighted average shares outstanding	65,683,057	65,683,057	56,652,334	56,652,334
Dilutive effect of OP Units (2)	—	21,230,769	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,499,921	—	1,088,108
Dilutive effect of convertible notes (4)	—	1,641,423	—	93,292
Weighted average shares outstanding	65,683,057	90,055,170	56,652,334	79,064,503

Net income per common share (1)	$0.26	$0.25	$0.21	$0.21

	Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$43,356	$43,356	$27,543	$27,543
Net income attributable to noncontrolling interest (2)	—	14,547	—	10,935
Net income attributable to common stockholders and nocontrolling interest	$43,356	$57,903	$27,543	$38,478

Weighted average shares outstanding	63,773,306	63,773,306	54,071,085	54,071,085
Dilutive effect of OP Units (2)	—	21,230,769	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,381,310	—	1,063,264
Dilutive effect of convertible notes (4)	—	1,035,158	—	—
Weighted average shares outstanding	63,773,306	87,420,543	54,071,085	76,365,118

Net income per common share (1)	$0.68	$0.66	$0.51	$0.50

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

June 30, 2018

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

The Tax Reform was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. Our provision for income taxes in the six months ended June 30, 2018 reflects the newly enacted corporate federal income tax rate of 21%. The final impact of the Tax Reform may differ due to, and among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance and actions we may take as a result of the Tax Reform.

In the three and six months ended June 30, 2018, we recorded a tax provision of $4.5 million and a tax benefit of $4.3 million, respectively. In the three and six months ended June 30, 2017, we recorded a tax provision of $3.4 million and $9.5 million, respectively. The provision for income taxes recorded in the three months ended June 30, 2018 consisted of a current tax provision of $4.3 million and a deferred tax provision of $0.2 million. The benefit from income taxes recorded in the six months ended June 30, 2018 consisted of a current tax provision of $8.8 million and a deferred tax benefit of $13.1 million. The deferred tax benefit recorded in the six months ended June 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price. See Note 10 — Debt Obligations for details. The provision for income taxes recorded in the three months ended June 30, 2017 consisted of a current tax provision of $4.3 million and a deferred tax benefit of $0.9 million. The provision for income taxes recorded in the six months ended June 30, 2017 consisted of a current tax provision of $8.6 million and a deferred tax provision of $0.9 million.

Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 18 — Agreements and Transactions with Related Parties

Management Agreement. Prior to May 31, 2017, we had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we terminated the existing management agreement. We incurred base management fees of $2.7 million and $6.7 million in the three and six months ended June 30, 2017, respectively.

We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three and six months ended June 30, 2018, we incurred $0.3 million and $0.6 million, respectively, and, during both the three and six months ended June 30, 2017, we incurred $0.1 million of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $10.2 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively. The increase was primarily due to payoffs to be remitted by our affiliated servicing operations related to real estate transactions.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Due to related party was $0.3 million at June 30, 2018 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75%, with a LIBOR floor of 1.25%, and matures in June 2021. Interest income recorded from this loan totaled $0.1 million for both the three and six months ended June 30, 2018.

In April 2018, we acquired a $9.4 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million for both the three and six months ended June 30, 2018.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million for the six months ended June 30, 2018 and $1.0 million and $1.9 million for the three and six months ended June 30, 2017, respectively.

In December 2017, we acquired a $32.8 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0%, with a LIBOR floor of 1.13%, and matures in June 2020. Interest income recorded from this loan totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2018.

In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% in the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2018.

In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors. The consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) owns an interest of 95% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and matures in July 2020. Interest income recorded from this loan totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2018.

In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 21.4% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In March 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans have an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from these loans totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

In January 2017, we modified a $5.0 million preferred equity investment, subsequently increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment had a fixed interest rate of 11% that was scheduled to mature in January 2020, however, the principal was repaid in full in the fourth quarter of 2017. We also entered into an agreement with a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which was generally subordinate to our investment. Interest income recorded from our investment totaled $0.2 million and $0.3 million in the three and six months ended June 30, 2017.

In January 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2018. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In August 2017, a $6.8 million loan on one of the properties paid off in full and in May 2018 three additional loans totaling $23.2 million paid off in full. Interest income recorded from these loans totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns an interest of 50% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity date extended to November 2018. Interest income recorded from these loans totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns an interest of 7.5% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for the six months ended June 30, 2018 and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

In 2015, we originated a $7.1 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns an interest of 7.5% in the borrowing entity. In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5%, with a LIBOR floor of 0.25%. Interest income recorded from this loan totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were extended as of right to October 2018. Interest income recorded from these loans totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for the six months ended June 30, 2018 and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform and we received cash distributions totaling $16.6 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.4 million was received in the six months ended June 30, 2018). We recorded income from these investments of $0.7 million and $0.8 million in the three and six months ended June 30, 2018, respectively, and a loss of $0.7 million and $0.6 million in the three and six months ended June 30, 2017, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of June 30, 2018, our maximum exposure under this guaranty totals $2.7 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8—Investments in Equity Affiliates for details.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties) which owns an interest of 95%. We had a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR. The loan was repaid in full in the fourth quarter of 2017. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2017, respectively.

In 2014, we originated a $30.4 million bridge loan for an office property owned in part by a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and his affiliates) which owns an interest of 24% in the borrowing entity. The loan matured in August 2017 and was refinanced with a $43.2 million bridge loan that has an interest rate of 4% over LIBOR with a LIBOR floor of 1.23% and an August 2020 maturity date. We also originated a $4.6 million mezzanine loan in 2016 to this entity that had a fixed interest rate of 12%, which was repaid in full at maturity in August 2017. In the fourth quarter of 2017, the consortium of investors sold their ownership interest in the borrowing entity. Interest income recorded from these loans totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of 4.8% over LIBOR. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from these loans totaled less than $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the Lexford Portfolio (“Lexford”), which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

renovate 72 multifamily properties included in the portfolio. The loans which we originated in June 2018 have interest rates of 400 basis points over LIBOR and mature in June 2021 (with 2 one-year extension options). Interest income recorded from these loans totaled $1.1 million in June 2018. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $0.6 million during both the three months ended June 30, 2018 and 2017 and $1.2 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively, which were recorded as income from equity affiliates. Separate from loans which we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2018, this debt had an aggregate outstanding balance of $309.1 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 75% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares. In December 2017, ACM distributed 5,780,348 OP Units to its members, which includes the Kaufman Entities and certain of our officers and employees. At June 30, 2018, ACM holds 5,349,053 shares of our common stock and 15,450,421 OP Units, which represents 23.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	Three Months Ended June 30, 2018
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$54,177	$5,118	$—	$59,295
Interest expense	34,612	3,272	—	37,884
Net interest income	19,565	1,846	—	21,411
Other revenue:
Gain on sales, including fee-based services, net	—	15,622	—	15,622
Mortgage servicing rights	—	17,936	—	17,936
Servicing revenue	—	22,808	—	22,808
Amortization of MSRs	—	(11,937)	—	(11,937)
Property operating income	2,964	—	—	2,964
Other income, net	117	(587)	—	(470)
Total other revenue	3,081	43,842	—	46,923
Other expenses:
Employee compensation and benefits	6,749	20,066	—	26,815
Selling and administrative	3,497	5,376	—	8,873
Property operating expenses	2,856	—	—	2,856
Depreciation and amortization	444	1,401	—	1,845
Impairment loss on real estate owned	2,000	—	—	2,000
Provision for loss sharing (net of recoveries)	—	348	—	348
Provision for loan losses (net of recoveries)	(2,127)	—	—	(2,127)
Total other expenses	13,419	27,191	—	40,610
Income before income from equity affiliates and income taxes	9,227	18,497	—	27,724
Income from equity affiliates	1,387	—	—	1,387
Benefit from (provision for) income taxes	500	(4,999)	—	(4,499)
Net income	11,114	13,498	—	24,612
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	5,557	5,557
Net income attributable to common stockholders	$9,226	$13,498	$(5,557)	$17,167

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	Three Months Ended June 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$29,917	$4,551	$—	$34,468
Interest expense	16,712	2,737	962	20,411
Net interest income	13,205	1,814	(962)	14,057
Other revenue:
Gain on sales, including fee-based services, net	—	18,830	—	18,830
Mortgage servicing rights	—	17,254	—	17,254
Servicing revenue	—	18,437	—	18,437
Amortization of MSRs	—	(11,828)	—	(11,828)
Property operating income	2,863	—	—	2,863
Other income, net	731	(1,552)	—	(821)
Total other revenue	3,594	41,141	—	44,735
Other expenses:
Employee compensation and benefits	4,067	17,758	—	21,825
Selling and administrative	2,898	4,937	—	7,835
Property operating expenses	2,622	—	—	2,622
Depreciation and amortization	415	1,401	—	1,816
Impairment loss on real estate owned	1,500	—		1,500
Provision for loss sharing (net of recoveries)	—	532	—	532
Provision for loan losses (net of recoveries)	(1,760)	—	—	(1,760)
Management fee - related party	1,284	1,389	—	2,673
Total other expenses	11,026	26,017	—	37,043
Income before loss from equity affiliates and income taxes	5,773	16,938	(962)	21,749
Loss from equity affiliates	(3)	—	—	(3)
Provision for income taxes	—	(3,435)	—	(3,435)
Net income	5,770	13,503	(962)	18,311
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	4,494	4,494
Net income attributable to common stockholders	$3,882	$13,503	$(5,456)	$11,929

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	Six Months Ended June 30, 2018
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$101,413	$9,495	$—	$110,908
Interest expense	64,817	6,125	329	71,271
Net interest income	36,596	3,370	(329)	39,637
Other revenue:
Gain on sales, including fee-based services, net	—	33,815	—	33,815
Mortgage servicing rights	—	37,571	—	37,571
Servicing revenue	—	44,220	—	44,220
Amortization of MSRs	—	(23,802)	—	(23,802)
Property operating income	5,874	—	—	5,874
Other income, net	351	2,057	—	2,408
Total other revenue	6,225	93,861	—	100,086
Other expenses:
Employee compensation and benefits	14,336	41,973	—	56,309
Selling and administrative	7,034	10,755	—	17,789
Property operating expenses	5,652	—	—	5,652
Depreciation and amortization	890	2,801	—	3,691
Impairment loss on real estae owned	2,000	—	—	2,000
Provision for loss sharing (net of recoveries)	—	821	—	821
Provision for loan losses (net of recoveries)	(1,802)	—	—	(1,802)
Total other expenses	28,110	56,350	—	84,460
Income before income from equity affiliates and income taxes	14,711	40,881	(329)	55,263
Income from equity affiliates	2,132	—	—	2,132
Benefit from income taxes	500	3,785	—	4,285
Net income	17,343	44,666	(329)	61,680
Preferred stock dividends	3,777	—	—	3,777
Net income attributable to noncontrolling interest	—	—	14,547	14,547
Net income attributable to common stockholders	$13,566	$44,666	$(14,876)	$43,356

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	Six Months Ended June 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$58,426	$9,567	$—	$67,993
Interest expense	31,953	5,971	1,924	39,848
Net interest income	26,473	3,596	(1,924)	28,145
Other revenue:
Gain on sales, including fee-based services, net	—	38,001	—	38,001
Mortgage servicing rights	—	37,284	—	37,284
Servicing revenue	—	35,119	—	35,119
Amortization of MSRs	—	(23,716)	—	(23,716)
Property operating income	6,086	—	—	6,086
Other income, net	842	(2,549)	—	(1,707)
Total other revenue	6,928	84,139	—	91,067
Other expenses:
Employee compensation and benefits	7,899	33,767	—	41,666
Selling and administrative	5,979	9,550	—	15,529
Property operating expenses	5,260	—	—	5,260
Depreciation and amortization	912	2,801	—	3,713
Impairment loss on real estate owned	2,700	—	—	2,700
Provision for loss sharing (net of recoveries)	—	2,212	—	2,212
Provision for loan losses (net of recoveries)	(2,456)	—	—	(2,456)
Management fee - related party	3,259	3,414	—	6,673
Total other expenses	23,553	51,744	—	75,297
Income before gain on extinguishment of debt, income from equity affiliates and income taxes	9,848	35,991	(1,924)	43,915
Gain on extinguishment of debt	7,116	—	—	7,116
Income from equity affiliates	760	—	—	760
Provision for income taxes	—	(9,536)	—	(9,536)
Net income	17,724	26,455	(1,924)	42,255
Preferred stock dividends	3,777	—	—	3,777
Net income attributable to noncontrolling interest	—	—	10,935	10,935
Net income attributable to common stockholders	$13,947	$26,455	$(12,859)	$27,543

 (1) Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holders.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	June 30, 2018
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$78,997	$27,971	$—	$106,968
Restricted cash	172,954	732	—	173,686
Loans and investments, net	3,064,798	—	—	3,064,798
Loans held-for-sale, net	—	311,487	—	311,487
Capitalized mortgage servicing rights, net	—	257,021	—	257,021
Securities held to maturity	—	50,342	—	50,342
Investments in equity affiliates	24,144	—	—	24,144
Goodwill and other intangible assets	12,500	106,465	—	118,965
Other assets	79,751	17,158	—	96,909
Total assets	$3,433,144	$771,176	$—	$4,204,320

Liabilities:
Debt obligations	$2,759,445	$307,656	$—	$3,067,101
Allowance for loss-sharing obligations	—	31,402	—	31,402
Other liabilities	135,944	26,361	—	162,305
Total liabilities	$2,895,389	$365,419	$—	$3,260,808

	December 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$37,056	$67,318	$—	$104,374
Restricted cash	139,398	—	—	139,398
Loans and investments, net	2,579,127	—	—	2,579,127
Loans held-for-sale, net	—	297,443	—	297,443
Capitalized mortgage servicing rights, net	—	252,608	—	252,608
Securities held-to-maturity, net	—	27,837	—	27,837
Investments in equity affiliates	23,653	—	—	23,653
Goodwill and other intangible assets	12,500	109,266	—	121,766
Other assets	66,227	13,512	—	79,739
Total assets	$2,857,961	$767,984	$—	$3,625,945

Liabilities:
Debt obligations	$2,189,700	$291,536	$50,000	$2,531,236
Allowance for loss-sharing obligations	—	30,511	—	30,511
Other liabilities	155,814	42,819	1,009	199,642
Total liabilities	$2,345,514	$364,866	$51,009	$2,761,389

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Origination Data:
Structured Business
New loan originations	$606,855	$437,915	$921,070	$583,933
Loan payoffs / paydowns	238,026	263,558	428,641	453,967

Agency Business
Origination Volumes by Investor:
Fannie Mae	$606,287	$669,897	$1,269,208	$1,566,446
Freddie Mac	434,789	317,490	742,940	552,522
FHA	—	32,878	60,738	170,814
CMBS/Conduit	—	—	16,233	21,370
Total	$1,041,076	$1,020,265	$2,089,119	$2,311,152
Total loan commitment volume	$1,079,478	$1,101,243	$2,123,193	$2,253,187

Loan Sales Data:
Agency Business
Fannie Mae	$579,851	$830,515	$1,308,246	$1,903,861
Freddie Mac	409,612	309,508	688,128	519,747
FHA	28,820	64,330	68,113	124,225
CMBS/Conduit	—	—	16,233	21,370
Total	$1,018,283	$1,204,353	$2,080,720	$2,569,203
Sales margin (fee-based services as a % of loan sales)	1.53%	1.56%	1.63%	1.48%
MSR rate (MSR income as a % of loan commitments)	1.66%	1.57%	1.77%	1.65%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	June 30, 2018
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$12,794,277	53.0	7.3
Freddie Mac	3,730,980	30.8	11.0
FHA	585,017	15.9	20.1
Total	$17,110,274	46.9	8.6

	December 31, 2017
Fannie Mae	$12,502,699	53.6	6.9
Freddie Mac	3,166,134	29.5	10.5
FHA	537,482	16.5	19.6
Total	$16,206,315	47.7	8.1

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

Significant Developments During the Second Quarter of 2018

Capital Markets Activity.

•                  In May 2018, we completed a public offering and sold 5,500,000 shares of our common stock for $8.72 per share, receiving net proceeds of $47.8 million; and

•                  In May 2018, we issued an additional $25.0 million of our 5.625% Notes and received net proceeds of $24.4 million.

Financing Activity.

•                  In June 2018, we closed our tenth collateralized securitization vehicle (CLO X) totaling $560.0 million of real estate related assets and cash, of which $441.0 million of investment grade notes were issued to third party investors and $53.2 million of below investment-grade notes and a $65.8 million equity interest in the portfolio were retained by us; and

•                  In June 2018, we completed the unwind of CLO V, redeeming $267.8 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO X), as well as with cash held by CLO V, and expensed $1.3 million of deferred financing fees into interest expense.

Agency Business Activity.

•                  Loan originations and sales totaled $1.04 billion and $1.02 billion, respectively; and

•                  Our fee-based servicing portfolio grew 3% to $17.11 billion from $16.69 billion at March 31, 2018.

Structured Business Activity.

•                  Our Structured loan and investment portfolio grew 13% this quarter to $3.13 billion on loan originations totaling $606.9 million, partially offset by loan runoff totaling $238.0 million; and

•                  We recorded an impairment loss of $2.0 million on an office building we own (see Note 9 — Real Estate Owned for details) and recorded a net loan loss recovery of $2.1 million, primarily related to the settlement of a non-performing preferred equity investment (see Note 3 — Loans and Investments for details).

Subsequent Events.

•                  In July 2018, we completed the issuance and sale of $245.0 million of our 5.25% Convertible Notes through two private placements. We received proceeds totaling $237.2 million, net of the underwriter’s discount and fees from these offerings. We used the net proceeds to exchange $99.8 million of our 6.50% Convertible Notes and $127.6 million of our 5.375% Convertible Notes for a combination of $219.8 million in cash (which includes accrued interest) and 6.8 million shares of our common stock to settle such exchanges (see Note 10 — Debt Obligations for details); and

•                  In July 2018, we received approximately $11 million from the settlement of a litigation related to a prior investment, which will be reflected in our consolidated financial statements in the third quarter of 2018.

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

The Federal Reserve increased its targeted Federal Rate 75 basis points during 2017 and by another 50 basis points during the first six months of 2018.  To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) released the GSE 2018 Scorecard (“2018 Scorecard,”) which established Fannie Mae’s and Freddie Mac’s loan origination caps at $35.00 billion (“2018 Caps”) each for the multifamily finance market, a $1.50 billion decrease from the 2017 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2018 Caps. In addition, the definition of the affordable loan exclusions has added an extremely-high cost market category, continues to encompass affordable housing in high- and very-high cost markets and allows for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2018 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2018 Caps accordingly. The 2018 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, the projected annual energy or water savings must be at least 25%. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues, therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2018 to December 31, 2017:

Our Structured loan and investment portfolio balance was $3.13 billion and $2.65 billion at June 30, 2018 and December 31, 2017, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $492.4 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.76% and 6.28% at June 30, 2018 and December 31, 2017, respectively.  Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.40% and 6.99% at June 30, 2018 and December 31, 2017, respectively.  Advances on our financing facilities totaled $2.81 billion and $2.24 billion at June 30, 2018 and December 31, 2017, respectively, with a weighted average funding cost of 4.34% and 4.12%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 4.93% and 4.83% at June 30, 2018 and December 31, 2017, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Loans originated	$606,855	$921,070
Number of loans	32	51
Weighted average interest rate	6.95%	7.16%

Loan payoffs / paydowns	$238,026	$428,641
Number of loans	22	42
Weighted average interest rate	6.70%	6.89%

Loans extended	$130,978	$189,378
Number of loans	9	13

Loans held-for-sale from the Agency Business increased $14.0 million, primarily related to loan originations exceeding loan sales during the six months ended June 30, 2018 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$606,287	$579,851	$1,269,208	$1,308,246
Freddie Mac	434,789	409,612	742,940	688,128
FHA	—	28,820	60,738	68,113
CMBS/Conduit	—	—	16,233	16,233
Total	$1,041,076	$1,018,283	$2,089,119	$2,080,720

Securities held-to-maturity increased $22.5 million as a result of two additional purchases of B Piece bonds from Freddie Mac SBL program securitizations. See Note 7—Securities Held-to-Maturity for details.

Due from related party increased $9.5 million, primarily due to payoffs to be remitted by our affiliated servicing operations related to real estate transactions.

Other assets increased $9.8 million, primarily due to an increase in interest and other receivables from new loan originations, as well as an increase in deferred tax assets.

Liabilities — Comparison of balances at June 30, 2018 to December 31, 2017:

Credit facilities and repurchase agreements increased $381.9 million, primarily due to funding of new structured loan activity.

Collateralized loan obligations increased $172.2 million primarily, due to the issuance of a new CLO, where we issued $441.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $267.8 million.

Senior unsecured notes increased $27.1 million, due to the issuance of $125.0 million aggregate principal amount of our 5.625% Notes, partially offset by the full redemption of our 7.375% Notes totaling $97.9 million.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing entered into with ACM to finance a portion of the aggregate purchase price of the Acquisition.

Due to borrowers decreased $21.7 million, primarily due to a decrease in funds held on loan originations.

Other liabilities decreased $16.0 million, primarily due to the payment of incentive compensation during the first quarter of 2018, related to 2017 performance, and a decrease in current and deferred tax liabilities.

Equity

Distributions — Dividends declared (on a per share basis) for the six months ended June 30, 2018 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on May 2, 2018 was for March 1, 2018 through May 31, 2018 and the dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On August 1, 2018, the Board of Directors declared a cash dividend of $0.25 per share of common stock.  The dividend is payable on August 31, 2018 to common stockholders of record as of the close of business on August 15, 2018.

Preferred Stock — On August 1, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2018 through August 31, 2018 and are payable on August 31, 2018 to preferred stockholders of record on August 15, 2018.

Deferred Compensation

We issued 329,028 shares of restricted stock to employees of ours, including our chief executive officer, 58,620 shares to the independent members of the Board of Directors and up to 381,503 performance-based restricted common stock units to our chief executive officer in the first quarter of 2018.  See Note 16 — Equity for details.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	Amount	Percent

Interest income	$59,295	34,468	$24,827	72%
Interest expense	37,884	20,411	17,473	86%
Net interest income	21,411	14,057	7,354	52%
Other revenue:
Gain on sales, including fee-based services, net	15,622	18,830	(3,208)	(17)%
Mortgage servicing rights	17,936	17,254	682	4%
Servicing revenue, net	10,871	6,609	4,262	64%
Property operating income	2,964	2,863	101	4%
Other income, net	(470)	(821)	351	(43)%
Total other revenue	46,923	44,735	2,188	5%
Other expenses:
Employee compensation and benefits	26,815	21,825	4,990	23%
Selling and administrative	8,873	7,835	1,038	13%
Property operating expenses	2,856	2,622	234	9%
Depreciation and amortization	1,845	1,816	29	2%
Impairment loss on real estate owned	2,000	1,500	500	33%
Provision for loss sharing (net of recoveries)	348	532	(184)	(35)%
Provision for loan losses (net of recoveries)	(2,127)	(1,760)	(367)	21%
Management fee - related party	—	2,673	(2,673)	nm
Total other expenses	40,610	37,043	3,567	10%
Income before income (loss) from equity affiliates and income taxes	27,724	21,749	5,975	27%
Income (loss) from equity affiliates	1,387	(3)	1,390	nm
Provision for income taxes	(4,499)	(3,435)	(1,064)	nm
Net income	24,612	18,311	6,301	34%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	5,557	4,494	1,063	24%
Net income attributable to common stockholders	$17,167	$11,929	$5,238	44%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2018			2017
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$2,641,796	$46,754	7.10%	$1,648,821	$27,414	6.67%
Preferred equity investments	190,228	2,592	9.12%	71,759	1,051	5.88%
Mezzanine / junior participation loans	79,093	4,326	13.15%	80,717	1,161	5.77%
Core interest-earning assets	2,911,117	53,672	7.40%	1,801,297	29,626	6.60%
Cash equivalents	220,153	505	0.92%	223,053	291	0.53%
Total interest-earning assets	$3,131,270	$54,177	6.94%	$2,024,350	$29,917	5.93%

Structured Business interest-bearing liabilities:

CLO	$1,458,875	$17,307	4.76%	$982,499	$9,517	3.89%
Warehouse lines	481,010	5,485	4.57%	123,215	1,446	4.71%
Unsecured debt	378,950	8,637	9.14%	198,050	4,179	8.46%
Trust preferred	154,379	1,978	5.14%	154,336	1,570	4.08%
Debt fund	68,208	1,205	7.09%	—	—	—
Total interest-bearing liabilities	$2,541,422	34,612	5.46%	$1,458,100	16,712	4.60%
Net interest income		$19,565			$13,205

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income is primarily due to an increase of $24.3 million, or 81%, from our Structured Business, which was primarily the result of a 62% increase in our average core interest-earning assets, due to loan originations exceeding loan runoff, and a 12% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate.

The increase in interest expense is primarily due to an increase of $17.9 million, or 107%, from our Structured Business, partially offset by a decrease of $1.0 million from the pay off in January 2018 of the seller financing entered into in connection with the Acquisition. The increase from our Structured Business was primarily due to a 74% increase in the average balance of our interest-bearing liabilities and a 19% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio and the issuance of additional unsecured debt. The increase in the average cost of our interest-bearing liabilities was primarily due to $2.9 million of accelerated deferred financing costs recorded in the second quarter of 2018 related to the unwind of a CLO in June and the redemption of unsecured debt, along with an increase in the average LIBOR rate.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a $186.1 million decrease in loan sales. Sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) was flat at 1.53% this quarter compared to 1.56% in the second quarter of 2017.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows. Our servicing portfolio increased 14% from $15.02 billion at June 30, 2017 to $17.11 billion at June 30, 2018.  Our servicing revenue, net in the second quarter of 2018 and 2017 included $11.9 million and $11.8 million, respectively, of amortization expense.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $2.7 million from our Structured Business and $2.3 million from our Agency Business. The increase in both businesses is primarily due to compensation expense recorded directly by each business associated with the employees that transferred to us as a result of the internalization of our management team in 2017. Such costs were previously charged through the management fee prior to the termination of our management agreement with ACM in May 2017. In addition, increases in headcount associated with each business’s portfolio growth also contributed to the increase.

The increase in selling and administrative expenses is comprised of $0.6 million from our Structured Business and $0.4 million from our Agency Business. The increase from our Structured Business was primarily due to an increase in professional fees. The increase in our Agency Business was primarily due to increases in professional fees and rent expense.

Impairment losses on real estate owned were $2.0 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 — Real Estate Owned for details.

The recovery for loan losses in the second quarter of 2018 was due to a $31.6 million settlement of a preferred equity investment with a carrying value of $29.1 million resulting in a $2.5 million recovery and a $0.9 million payment received on a written-off junior participation interest in an office building. These recoveries were partially offset by a $1.3 million provision recorded on a bridge loan. The recovery of loan losses for the three months ended June 30, 2017 was the result of a $1.8 million pay-off of a fully reserved mezzanine loan.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with ACM effective May 31, 2017.

Income (Loss) from Equity Investments

The increase in income (loss) from equity affiliates was primarily due to an increase in income from our investment in a residential mortgage banking business. In the three months ended June 30, 2018 we recorded income of $0.7 million from this investment, compared to a $0.7 million loss in the 2017 comparable period.

Provision for Income Taxes

In the three months ended June 30, 2018 and 2017, we recorded a tax provision of $4.5 million and $3.4 million, respectively. The provision for income taxes in the three months ended June 30, 2018 consisted of a current tax provision of $4.3 million and a deferred tax provision of $0.2 million and the provision for income taxes in the three months ended June 30, 2017 consisted of a current tax provision of $4.3 million and a deferred tax benefit of $0.9 million, respectively.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued as part of the Acquisition, which represented 23.6% and 25.7% of our outstanding stock at June 30, 2018 and 2017, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	Amount	Percent

Interest income	$110,908	67,993	$42,915	63%
Interest expense	71,271	39,848	31,423	79%
Net interest income	39,637	28,145	11,492	41%
Other revenue:
Gain on sales, including fee-based services, net	33,815	38,001	(4,186)	(11)%
Mortgage servicing rights	37,571	37,284	287	1%
Servicing revenue, net	20,418	11,403	9,015	79%
Property operating income	5,874	6,086	(212)	(3)%
Other income, net	2,408	(1,707)	4,115	nm
Total other revenue	100,086	91,067	9,019	10%
Other expenses:
Employee compensation and benefits	56,309	41,666	14,643	35%
Selling and administrative	17,789	15,529	2,260	15%
Property operating expenses	5,652	5,260	392	7%
Depreciation and amortization	3,691	3,713	(22)	(1)%
Impairment loss on real estate owned	2,000	2,700	(700)	(26)%
Provision for loss sharing (net of recoveries)	821	2,212	(1,391)	(63)%
Provision for loan losses (net of recoveries)	(1,802)	(2,456)	654	(27)%
Management fee - related party	—	6,673	(6,673)	nm
Total other expenses	84,460	75,297	9,163	12%
Income before gain on extinguishment of debt, income from equity affiliates and income taxes	55,263	43,915	11,348	26%
Gain on extinguishment of debt	—	7,116	(7,116)	nm
Income from equity affiliates	2,132	760	1,372	181%
Benefit from (provision for) income taxes	4,285	(9,536)	13,821	nm
Net income	61,680	42,255	19,425	46%
Preferred stock dividends	3,777	3,777	—	—
Net income attributable to noncontrolling interest	14,547	10,935	3,612	33%
Net income attributable to common stockholders	$43,356	$27,543	$15,813	57%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2018			2017
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$2,544,754	$87,739	6.95%	$1,635,394	$52,805	6.51%
Preferred equity investments	170,083	7,625	9.04%	68,069	2,151	6.37%
Mezzanine / junior participation loans	82,442	5,156	12.61%	96,567	3,006	6.28%
Core interest-earning assets	2,797,279	100,520	7.25%	1,800,030	57,962	6.49%
Cash equivalents	210,374	893	0.86%	179,977	464	0.52%
Total interest-earning assets	$3,007,653	$101,413	6.80%	$1,980,007	$58,426	5.95%

Structured Business interest-bearing liabilities:

CLO	$1,441,318	$31,518	4.41%	$860,565	$16,385	3.84%
Warehouse lines	389,595	9,139	4.73%	200,395	3,957	3.98%
Unsecured debt	367,524	18,135	9.95%	195,984	8,301	8.54%
Trust preferred	154,379	3,728	4.87%	157,071	3,115	4.00%
Debt fund	68,162	2,297	6.80%	—	—	—
Interest rate swaps	—	—	—	—	195	—
Total interest-bearing liabilities	$2,420,978	64,817	5.40%	$1,414,015	31,953	4.56%
Net interest income		$36,596			$26,473

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income is primarily due to an increase of $43.0 million, or 74%, from our Structured Business, which was primarily the result of a 55% increase in our average core interest-earning assets, due to loan originations exceeding loan runoff, and a 12% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate.

The increase in interest expense is primarily due to an increase of $32.9 million, or 103%, from our Structured Business, partially offset by a decrease of $1.6 million from the pay off in January 2018 of the seller financing entered into in connection with the Acquisition. The increase from our Structured Business was primarily due to a 71% increase in the average balance of our interest-bearing liabilities and an 18% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio and the issuance of additional CLOs, unsecured debt and the Debt Fund. The increase in the average cost of our interest-bearing liabilities was primarily due to $5.3 million of accelerated deferred financing costs recorded in 2018 related to the redemption of unsecured debt and the unwind of a CLO, along with an increase in the average LIBOR rate.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a $488.5 million decrease in loan sales, partially offset by a 15 basis point increase in the sales margin from 1.48% to 1.63% in 2018. The increase in the sales margin was primarily due to an increase in Fannie Mae margins.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in the average LIBOR rate. Our servicing portfolio increased 14% from $15.02 billion at June 30, 2017 to $17.11 billion at June 30, 2018.  Our servicing revenue, net in the six months ended June 30, 2018 and 2017 included $23.8 million and $23.7 million, respectively, of amortization expense.

Other Income, Net

The increase in other income, net was comprised primarily of a $4.6 million increase from our Agency Business, which was due to changes in the fair value of our rate lock commitments. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $8.2 million from our Agency Business and $6.4 million from our Structured Business. The increase in both businesses is primarily due to compensation expense recorded directly by each business associated with the employees that transferred to us as a result of the internalization of our management team in 2017. Such costs were previously charged through the management fee prior to the termination of our management agreement with ACM in May 2017. In addition, increases in headcount associated with each business’s portfolio growth also contributed to the increase.

The increase in selling and administrative expenses is comprised of $1.2 million from our Agency Business and $1.1 million from our Structured Business. The increase in our Agency Business was primarily due to increases in professional fees and rent expense. The increase from our Structured Business was primarily due to an increase in professional fees, partially offset by a decrease in stock-based compensation expense.

Impairment losses on real estate owned were $2.0 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 — Real Estate Owned for details.

The decrease in our provision for loss sharing was primarily related to runoff and higher Fannie Mae loan sales in the six months ended June 30, 2017.

The recovery for loan losses for the six months ended June 30, 2018 was due to a $31.6 million settlement of a preferred equity investment with a carrying value of $29.1 million resulting in a $2.5 million recovery and a $0.9 million payment received on a written-off junior participation interest in an office building. These recoveries were partially offset by a $1.7 million provision recorded on a bridge loan. The recovery of loan losses of $2.5 million for the six months ended June 30, 2017 was primarily due to the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with ACM effective May 31, 2017.

Gain on Extinguishment of Debt

During the six months ended June 30, 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million.

Income from Equity Investments

The increase in income from equity affiliates was primarily due to an increase in income from our investment in a residential mortgage banking business. In the six months ended June 30, 2018 we recorded income of $0.8 million from this investment, compared to a $0.6 million loss in the 2017 comparable period.

Benefit from (Provision for) Income Taxes

In the six months ended June 30, 2018 and 2017, we recorded a tax benefit of $4.3 million and a tax provision of $9.5 million, respectively. The benefit from income taxes in the six months ended June 30, 2018 consisted of a current tax provision of $8.8 million and a deferred tax benefit of $13.1 million, and the provision for income taxes in the six months ended June 30, 2017 consisted of a current tax provision of $8.6 million and a deferred tax provision of $0.9 million, respectively.  The deferred tax benefit recorded in the six months ended June 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

The provision for income taxes in the six months ended June 30, 2018 includes the effect of the newly enacted corporate federal income tax rate of 21% on our Agency Business as a result of the Tax Reform. The provision for income taxes primarily represents federal and state taxes related to the Agency Business, which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the 21,230,769 OP Units issued as part of the Acquisition, which represented 23.6% and 25.7% of our outstanding stock at June 30, 2018 and 2017, respectively.

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

Cash Flows. Cash flows provided by operating activities totaled $18.6 million during the six months ended June 30, 2018 and consisted primarily of net income, adjusted for noncash items, of $62.7 million, partially offset by net cash outflows of $15.9 million as a result of loan originations exceeding loan sales in our Agency Business and a period-over-period increases in other assets of $9.8 million and due from related party of $9.5 million. We had net cash outflows from loans-held-for-sale during the six months ended June 30, 2018 due to the timing of agency loan sales, as agency loans are generally sold within 60 days of origination.

Cash flows used in investing activities totaled $518.1 million during the six months ended June 30, 2018.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $875.2 million, net of payoffs and paydowns of $429.1 million, resulted in net cash outflows of $446.1 million. Cash used in investing activities also includes $58.6 million of cash used to fund holdbacks and reserves on our loans and investments and $21.6 million in cash payments to purchase B Piece bonds from SBL Program securitizations.

Cash flows provided by financing activities totaled $536.3 million during the six months ended June 30, 2018, and consisted primarily of $566.0 million of net proceeds from the issuances of a CLO and additional unsecured notes, net cash inflows of $382.8 million from debt facility activities (funded loan originations were greater than facility paydowns) and $55.9 million of net proceeds from a public offering of our common stock. These cash inflows were partially offset by outflows of $267.8 million for the redemption of CLO V, $97.9 million for the redemption of our 6.50% Convertible Notes, $50.0 million for full satisfaction of the seller financing related to the Acquisition of the Agency Business and $42.3 million distributed to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of June 30, 2018. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $47.0 million and $0.7 million of cash collateral. See Note 14 — Commitments and Contingencies for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	June 30, 2018
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$947,968	$605,963	$342,005	2018 - 2021
Collateralized loan obligations (2)	1,609,524	1,609,524	—	2018 - 2023
Debt Fund (2)	70,000	70,000	—	2019 - 2022
Senior unsecured notes	125,000	125,000	—	2023
Convertible unsecured senior notes	243,750	243,750	—	2019 - 2020
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured transaction business total	3,150,578	2,808,573	342,005

Agency Business
Credit facilities (3)	1,000,000	307,811	692,189	2018

Consolidated total	$4,150,578	$3,116,384	$1,034,194

(1)         Excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2018.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10 — Debt Obligations.

Contractual Obligations. During the six months ended June 30, 2018, the following significant changes were made to our contractual obligations disclosed in our 2017 Annual Report:

•                  Closed CLO X issuing $441.0 million of investment grade notes to third party investors;

•                  Unwound CLO V redeeming $267.8 million of outstanding notes;

•                  Subsequently issued $245.0 million of 5.25% Convertible Notes (which were used to repurchase substantially all of our 6.50% Convertible Notes and 5.375% Convertible Notes totaling $227.4 million);

•                  Issued $125.0 million of our 5.625% Notes (which were substantially used to redeem all of our 7.375% Notes totaling $97.9 million);

•                  Repaid the $50.0 million related party financing; and

•                  Closed new and modified existing credit facilities.

See Note 10 — Debt Obligations for details and refer to Note 14 — Commitments and Contingencies for a description of our debt maturities by year and unfunded commitments as of June 30, 2018.

Off-Balance Sheet Arrangements. At June 30, 2018, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 12— Derivative Financial Instruments for details about our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2017 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2018, there were no material changes to these policies.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income attributable to common stockholders	$17,167	$11,929	$43,356	$27,543
Adjustments:
Net income attributable to noncontrolling interest	5,557	4,494	14,547	10,935
Impairment loss on real estate owned	2,000	1,500	2,000	2,700
Depreciation - real estate owned	178	169	356	419
Depreciation - investments in equity affiliates	125	101	250	203
Funds from operations (1)	$25,027	$18,193	$60,509	$41,800
Adjustments:
Income from mortgage servicing rights	(17,936)	(17,254)	(37,571)	(37,284)
Impairment loss on real estate owned	(2,000)	(1,500)	(2,000)	(2,700)
Deferred tax provision (benefit)	185	(890)	(13,135)	937
Amortization and write-offs of MSRs	17,203	14,932	33,879	30,213
Depreciation and amortization	2,255	1,873	4,511	3,741
Net loss (gain) on changes in fair value of derivatives	587	1,552	(2,057)	2,549
Stock-based compensation	1,100	682	3,645	2,986
Adjusted funds from operations (1)	$26,421	$17,588	$47,781	$42,242

Diluted FFO per share (1)	$0.28	$0.23	$0.69	$0.55
Diluted AFFO per share (1)	$0.29	$0.22	$0.55	$0.55
Diluted weighted average shares outstanding (1)	90,055,170	79,064,503	87,420,543	76,365,118

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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$3,134,879	$6,970	$(6,494)	$13,967	$(12,623)
Interest expense from debt obligations	(2,808,573)	6,092	(6,092)	12,183	(12,183)
Total net interest income		$878	$(402)	$1,784	$(440)

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)         The quoted one-month LIBOR rate was 2.09% as of June 30, 2018.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $9.7 million as of June 30, 2018, while a 100 basis point decrease would increase the fair value by approximately $10.3 million.

Item 4.   Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2018.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Indenture, dated June 14, 2018, by and between Arbor Realty Commercial Real Estate Notes 2018-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2018-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Mortgage Asset Purchase Agreement, dated June 14, 2018, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2018-FL1, LTD.

10.3	Placement Agreement, dated May 23, 2018, by and between Arbor Realty Commercial Real Estate Notes 2018-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2018-FL1 LLC and J.P. Morgan Securities LLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit #	Description
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2018, filed on August 3, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

**                    Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed August 4, 2017.

***             Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed March 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: August 3, 2018	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: August 3, 2018	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer