Form 10-Q
period 2018-09-30
ARBOR REALTY TRUST INC
filed 2018-11-02
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Accelerated filer ☒
Large accelerated filer	☐	Smaller reporting company ☐
Non-accelerated filer	☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 75,684,964 outstanding as of October 26, 2018.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Cash and cash equivalents	$92,598	$104,374
Restricted cash	202,736	139,398
Loans and investments, net	3,097,689	2,579,127
Loans held-for-sale, net	500,281	297,443
Capitalized mortgage servicing rights, net	259,401	252,608
Securities held-to-maturity, net	50,520	27,837
Investments in equity affiliates	22,101	23,653
Real estate owned, net	14,563	16,787
Due from related party	97,505	688
Goodwill and other intangible assets	117,565	121,766
Other assets	79,301	62,264
Total assets	$4,534,260	$3,625,945

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,169,586	$528,573
Collateralized loan obligations	1,592,089	1,418,422
Debt fund	68,099	68,084
Senior unsecured notes	122,358	95,280
Convertible senior unsecured notes, net	263,653	231,287
Junior subordinated notes to subsidiary trust issuing preferred securities	140,084	139,590
Related party financing	—	50,000
Due to related party	538	—
Due to borrowers	77,006	99,829
Allowance for loss-sharing obligations	33,405	30,511
Other liabilities	100,970	99,813
Total liabilities	3,567,788	2,761,389

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,653,584 and 21,230,769 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,508	89,508
Common stock, $0.01 par value: 500,000,000 shares authorized; 75,684,964 and 61,723,387 shares issued and outstanding, respectively	757	617
Additional paid-in capital	785,364	707,450
Accumulated deficit	(78,316)	(101,926)
Accumulated other comprehensive income	—	176
Total Arbor Realty Trust, Inc. stockholders’ equity	797,313	695,825
Noncontrolling interest	169,159	168,731
Total equity	966,472	864,556
Total liabilities and equity	$4,534,260	$3,625,945

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income	$67,500	$42,140	$178,408	$110,133
Interest expense	39,548	23,850	110,819	63,698
Net interest income	27,952	18,290	67,589	46,435
Other revenue:
Gain on sales, including fee-based services, net	17,451	17,126	51,266	55,127
Mortgage servicing rights	25,216	18,897	62,787	56,182
Servicing revenue, net	14,244	8,520	34,662	19,923
Property operating income	2,651	2,668	8,525	8,755
Other income, net	(3,982)	778	(1,574)	(931)
Total other revenue	55,580	47,989	155,666	139,056
Other expenses:
Employee compensation and benefits	27,775	25,194	84,084	66,861
Selling and administrative	9,994	7,607	27,783	23,136
Property operating expenses	2,437	2,583	8,089	7,843
Depreciation and amortization	1,848	1,829	5,539	5,542
Impairment loss on real estate owned	—	—	2,000	2,700
Provision for loss sharing (net of recoveries)	2,019	(2,617)	2,840	(405)
Provision for loan losses (net of recoveries)	836	2,000	(967)	(457)
Litigation settlement gain	(10,170)	—	(10,170)	—
Management fee - related party	—	—	—	6,673
Total other expenses	34,739	36,596	119,198	111,893
Income before extinguishment of debt, (loss) income from equity affiliates and income taxes	48,793	29,683	104,057	73,598
(Loss) gain on extinguishment of debt	(4,960)	—	(4,960)	7,116
(Loss) income from equity affiliates	(1,028)	996	1,104	1,756
Provision for income taxes	(5,381)	(6,708)	(1,096)	(16,244)
Net income	37,424	23,971	99,105	66,226
Preferred stock dividends	1,888	1,888	5,665	5,665
Net income attributable to noncontrolling interest	7,799	5,662	22,347	16,597
Net income attributable to common stockholders	$27,737	$16,421	$71,093	$43,964

Basic earnings per common share	$0.37	$0.27	$1.05	$0.78
Diluted earnings per common share	$0.36	$0.26	$1.03	$0.77

Weighted average shares outstanding:
Basic	74,802,582	61,582,796	67,490,132	56,602,504
Diluted	98,435,964	83,918,117	91,133,607	78,942,919

Dividends declared per common share	$0.25	$0.18	$0.71	$0.53

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$37,424	$23,971	$99,105	$66,226
Unrealized loss on securities available-for-sale, at fair value	—	(235)	—	(353)
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit (Note 2)	—	—	(176)	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	237
Comprehensive income	37,424	23,736	98,929	66,110
Less:
Comprehensive income attributable to noncontrolling interest	7,799	5,602	22,303	16,574
Preferred stock dividends	1,888	1,888	5,665	5,665
Comprehensive income attributable to common stockholders	$27,737	$16,246	$70,961	$43,871

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Nine Months Ended September 30, 2018

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock from debt exchange			6,820,196	68	74,322			74,390		74,390
Extinguishment of convertible senior unsecured notes					(66,518)			(66,518)		(66,518)
Issuance of convertible senior unsecured notes, net					9,436			9,436		9,436
Issuance of common stock, net			6,452,700	65	55,843			55,908		55,908
Stock-based compensation			691,015	7	4,831			4,838		4,838
Forfeiture of unvested restricted stock			(2,334)	—	—			—		—
Distributions - common stock						(47,648)		(47,648)		(47,648)
Distributions - preferred stock						(5,665)		(5,665)		(5,665)
Distributions - preferred stock of private REIT						(11)		(11)		(11)
Distributions - noncontrolling interest									(15,074)	(15,074)
Redemption of operating partnership units									(6,845)	(6,845)
Net income						76,758		76,758	22,347	99,105
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Balance — September 30, 2018	24,942,269	$89,508	75,684,964	$757	$785,364	$(78,316)	$—	$797,313	$169,159	$966,472

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net income	$99,105	$66,226
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,539	5,542
Stock-based compensation	4,838	3,833
Amortization and accretion of interest and fees, net	8,758	3,296
Amortization of capitalized mortgage servicing rights	35,639	35,427
Originations of loans held-for-sale	(3,455,237)	(3,287,578)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,254,490	3,621,276
Payoffs and paydowns of loans held-for-sale	30	116
Mortgage servicing rights	(62,787)	(56,182)
Write-off of capitalized mortgage servicing rights from payoffs	17,228	10,713
Impairment loss on real estate owned	2,000	2,700
Provision for loan losses (net of recoveries)	(967)	(457)
Provision for loss sharing (net of recoveries)	2,840	(405)
Recoveries (charge-offs) for loss sharing obligations, net	54	(1,844)
Deferred tax (benefit) provision	(14,454)	15
Income from equity affiliates	(1,104)	(1,756)
Loss (gain) on extinguishment of debt	4,960	(7,116)
Changes in operating assets and liabilities	(96,468)	(6,368)
Net cash (used in) provided by operating activities	(195,536)	387,438

Investing Activities:
Loans and investments funded and originated, net	(1,163,908)	(1,051,446)
Payoffs and paydowns of loans and investments	688,032	758,139
Internalization of management team	—	(25,000)
Deferred fees	8,556	7,214
Investments in real estate, net	(309)	(562)
Contributions to equity affiliates	(2,480)	(693)
Distributions from equity affiliates	3,110	2,341
Purchase of securities held-to-maturity, net	(21,637)	(18,339)
Payoffs and paydowns of securities held-to-maturity	1,223	76
Proceeds from insurance settlements, net	493	493
Due to borrowers and reserves	(63,296)	(22,571)
Net cash used in investing activities	(550,216)	(350,348)

Financing activities:
Proceeds from repurchase agreements and credit facilities	6,376,333	6,073,385
Payoffs and paydowns of repurchase agreements and credit facilities	(5,734,858)	(6,417,834)
Payoffs and paydowns of collateralized loan obligations	(267,750)	(219,000)
Exchange of convertible senior unsecured notes	(219,922)	—
Payoffs of senior unsecured notes	(97,860)	—
Payoff of related party financing	(50,000)	—
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	—	(12,691)
Proceeds from issuance of collateralized loan obligations	441,000	561,874
Proceeds from issuance of senior unsecured notes	125,000	—
Proceeds from issuance of convertible senior unsecured notes	264,500	13,750
Proceeds from issuance of common stock, net	55,908	76,225
Receipts on swaps and returns of margin calls from counterparties	—	430
Redemption of operating partnership units	(6,845)	—
Distributions paid on common stock	(47,648)	(30,889)
Distributions paid on noncontrolling interest	(15,074)	(11,252)
Distributions paid on preferred stock	(5,665)	(5,665)
Distributions paid on preferred stock of private REIT	(11)	(11)
Payment of deferred financing costs	(19,794)	(11,482)
Net cash provided by financing activities	797,314	16,840
Net increase in cash, cash equivalents and restricted cash	51,562	53,930
Cash, cash equivalents and restricted cash at beginning of period	243,772	167,960
Cash, cash equivalents and restricted cash at end of period	$295,334	$221,890

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Supplemental cash flow information:
Cash used to pay interest	$82,140	$53,150
Cash used to pay taxes	$16,551	$14,653

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$267	$267
Distributions accrued on 7.75% Series B preferred stock	$203	$203
Distributions accrued on 8.50% Series C preferred stock	$159	$159
Fair value of conversion feature of convertible senior unsecured notes	$9,750	$—
Issuance of common stock from debt exchange	$74,322	$—
Extinguishment of convertible senior unsecured notes	$(66,518)	$—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

September 30, 2018

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

	First quarter of 2018	The adoption of this guidance did not have a material impact on our consolidated financial statements. This standard may impact the timing of gains on certain future sales of real estate.

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

First quarter of 2018

This guidance required retrospective adoption, therefore, we adjusted the cash flow statement for the comparable prior period. The following table shows the impact of the adoption of this guidance, as well as the adoption of ASU 2016-15 described below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Description	Adoption Date	Effect on Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.

First quarter of 2018

This guidance required retrospective adoption, therefore, we reclassified $0.5 million of net proceeds from insurance settlements from net cash provided by operating activities to net cash used in investing activities for the nine months ended September 30, 2017. We also chose the cummulative earnings approach for distributions received from equity method investees, which did not result in any changes in how we account for such distributions. The following table shows the impact of the adoption of ASU 2016-15 and ASU 2016-18.

(in thousands)	Nine Months Ended September 30, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$138,645
Net decrease in cash and cash equivalents	(53,894)
Cash and cash equivalents at end of period	84,751
Net cash provided by operating activities: changes in operating assets and liabilities	(6,252)
Net cash used in investing activities	(350,841)
Net cash used in financing activities	(90,954)

As currently reported under ASU 2016-18 and ASU 2016-15
Cash, cash equivalents and restricted cash at beginning of period	$167,960
Net increase in cash, cash equivalents and restricted cash	53,930
Cash, cash equivalents and restricted cash at end of period	221,890
Net cash (used in) provided by operating activities: changes in operating assets and liabilities	(6,368)
Net cash used in investing activities	(350,348)
Net cash provided by financing activities	16,840

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

First quarter of 2018

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Description	Effective Date	Effect on Financial Statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with changes between hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. Early adoption is permitted upon issuance of the update.

	First quarter of 2020	We do not expect the adoption of this guidance to have a significant impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to record most leases on their balance sheet through operating and finance lease liabilities and corresponding right-of-use assets, as well as adding additional footnote disclosures of key information about those arrangements. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides transition releif on comparative period reporting through a cummulative-effect adjustment at the beginning of the period of adoption.

First quarter of 2019

We are currently evaluating this ASU and expect the adoption to increase both our total assets and total liabilities by less than 1%. We do not currently expect the adoption to have an impact on our consolidated results of operations.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2018	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$2,919,582	92%	170	6.70%	19.6	0%	74%
Preferred equity investments	154,202	5%	10	8.18%	70.5	62%	87%
Mezzanine loans	96,333	3%	11	10.49%	19.5	25%	71%
	3,170,117	100%	191	6.88%	22.0	4%	74%
Allowance for loan losses	(60,951)
Unearned revenue	(11,477)
Loans and investments, net	$3,097,689

	December 31, 2017

Bridge loans	$2,422,105	91%	150	6.10%	20.9	0%	72%
Preferred equity investments	142,892	6%	12	6.47%	68.7	64%	90%
Mezzanine loans	87,541	3%	8	10.78%	24.8	20%	63%
	2,652,538	100%	170	6.28%	23.6	4%	73%
Allowance for loan losses	(62,783)
Unearned revenue	(10,628)
Loans and investments, net	$2,579,127

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

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2018, the UPB related to 48 loans with five different borrowers represented 23% of total assets.  At December 31, 2017, the UPB related to 42 loans with five different borrowers represented 24% of total assets. During both the nine months ended September 30, 2018 and the year ended December 31, 2017, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

As a result of the loan review process, at September 30, 2018 and December 31, 2017, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.7 million and $126.5 million, respectively, and a weighted average last dollar LTV ratio of 92% and 93%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	September 30, 2018
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$2,378,771	75%	pass/watch	4%	74%
Self Storage	301,830	10%	pass/watch	0%	72%
Land	151,628	5%	substandard	0%	84%
Office	127,055	4%	special mention	0%	66%
Healthcare	107,775	3%	pass/watch	0%	81%
Hotel	55,975	2%	pass/watch	23%	74%
Retail	45,383	1%	pass/watch	7%	66%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$3,170,117	100%	pass/watch	4%	74%

	December 31, 2017

Multifamily	$1,925,529	73%	pass/watch	4%	72%
Self Storage	301,830	11%	pass	0%	71%
Land	132,828	5%	substandard	0%	90%
Office	107,853	4%	pass/watch	1%	64%
Healthcare	55,615	2%	pass/watch	0%	74%
Hotel	90,725	3%	special mention	37%	81%
Retail	36,458	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$2,652,538	100%	pass/watch	4%	73%

Geographic Concentration Risk

As of September 30, 2018, 22% and 19% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2017, 23%, 21% and 11% of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

outstanding balance of our loan and investment portfolio had underlying properties in Texas, New York and California, respectively. No other states represented 10% or more of the total loan and investment portfolio.

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Allowance at beginning of period	$58,733	$81,256	$62,783	$83,712
Provision for loan losses	2,218	2,000	3,868	2,000
Recoveries of reserves	—	—	(2,527)	(2,456)
Charge-offs	—	—	(3,173)	—
Allowance at end of period	$60,951	$83,256	$60,951	$83,256

During the three and nine months ended September 30, 2018, we determined that the fair value of the underlying collateral (land development project) securing six loans with a carrying value of $121.4 million was less than the net carrying value of the loans, which resulted in a provision for loan losses of $0.5 million and $2.2 million, respectively. In addition, we fully reserved a bridge loan and recorded a provision for loan loss of $1.7 million during the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we received $31.6 million to settle a non-performing preferred equity investment in a hotel property with a UPB of $34.8 million and a net carrying value of $29.1 million, resulting in a reserve recovery of $2.5 million and a charge-off of $3.2 million. In addition, during the three and nine months ended September 30, 2018, we received payments and recorded reserve recoveries of $1.4 million and $2.3 million, respectively, related to previously written-off loans and investments.

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

The ratio of net recoveries to the average loans and investments outstanding was de minimus for the three months ended September 30, 2018 and 0.1% for all other periods presented.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of September 30, 2018 and 2017.

We have six loans with a carrying value totaling $121.4 million at September 30, 2018 that are collateralized by a land development project. These loans were scheduled to mature in September 2018 and were extended to September 2019. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 8.97%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At September 30, 2018 and December 31, 2017, we had cumulative allowances for loan losses of $51.2 million and $49.1 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

A summary of our impaired loans by asset class is as follows (in thousands):

	September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Land	$134,215	$127,886	$57,751	$133,387	$26	$132,651	$75
Hotel	—	—	—	—	—	17,375	—
Office	2,274	2,274	1,500	2,277	33	2,281	93
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$138,189	$131,860	$60,951	$137,364	$59	$154,007	$168

	December 31, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017

Land	$131,086	$124,812	$53,883	$131,086	$—	$131,086	$—
Hotel	34,750	34,750	5,700	34,750	—	34,750	371
Office	2,288	2,288	1,500	27,551	28	27,556	79
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Multifamily	—	—	—	—	—	1,271	22
Total	$169,824	$163,550	$62,783	$195,087	$28	$196,363	$472

(1)       Represents the UPB of five and four impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2018 and December 31, 2017, respectively.

(2)       Represents an average of the beginning and ending UPB of each asset class.

At September 30, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. At December 31, 2017, two loans with an aggregate net carrying value of $29.1 million, net of related loan loss reserves of $7.4 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2018			December 31, 2017
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Hotel	—	—	—	34,750	—	34,750
Office	831	—	831	—	—	—
Total	$2,531	$—	$2,531	$36,450	$—	$36,450

At both September 30, 2018 and December 31, 2017, there were no loans contractually past due 90 days or more that were still accruing interest.

There were no loan modifications, refinancing’s and/or extensions during the nine months ended September 30, 2018 that were considered troubled debt restructurings. During the nine months ended September 30, 2017, there was a $34.8 million loan to a hotel property that was modified and considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in the second quarter of 2017. This loan was subsequently classified as non-performing. This loan was modified to increase the total recovery of the combined principal and interest. There were no other loans in which we considered the modifications to be troubled debt restructurings and no additional loans considered to be impaired as a result of our troubled debt restructuring analysis performed during the nine months ended September 30, 2018 and 2017.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  At September 30, 2018, we had total interest reserves of $41.3 million on 98 loans with an aggregate UPB of $2.01 billion. At December 31, 2017, we had total interest reserves of $52.5 million on 81 loans with an aggregate UPB of $1.57 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017

Fannie Mae	$332,719	$243,717
Freddie Mac	133,441	47,545
FHA	26,806	987
	492,966	292,249
Fair value of future MSR	8,459	5,806
Unearned discount	(1,144)	(612)
Loans held-for-sale, net	$500,281	$297,443

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three and nine months ended September 30, 2018, we sold $1.19 billion and $3.27 billion, respectively, of loans held-for-sale and recorded gain on sales of $15.9 million and $48.1 million, respectively. During the three and nine months ended September 30, 2017, we sold $1.05 billion and $3.62 billion, respectively, of loans held-for-sale and recorded gains on sales of $16.3 million and $52.1 million, respectively. At September 30, 2018 and December 31, 2017, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.4 years and 7.2 years at September 30, 2018 and December 31, 2017, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$120,017	$137,004	$257,021	$143,270	$109,338	$252,608
Additions	—	21,368	21,368	—	59,660	59,660
Amortization	(7,052)	(4,786)	(11,838)	(22,564)	(13,075)	(35,639)
Write-downs and payoffs	(4,419)	(2,731)	(7,150)	(12,160)	(5,068)	(17,228)
Balance at end of period	$108,546	$150,855	$259,401	$108,546	$150,855	$259,401

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Balance at beginning of period	$168,189	$74,894	$243,083	$194,801	$32,942	$227,743
Additions	—	20,720	20,720	—	66,273	66,273
Amortization	(8,952)	(2,759)	(11,711)	(29,074)	(6,353)	(35,427)
Write-downs and payoffs	(4,194)	(22)	(4,216)	(10,684)	(29)	(10,713)
Balance at end of period	$155,043	$92,833	$247,876	$155,043	$92,833	$247,876

We collected prepayment fees of $7.5 million and $16.2 million during the three and nine months ended September 30, 2018, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. During the three and nine months ended September 30, 2017, we collected prepayment fees totaling $3.8 million and $7.9 million, respectively.  As of September 30, 2018 and December 31, 2017, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

The expected amortization of capitalized MSRs recorded as of September 30, 2018 is shown in the table below (in thousands). Actual amortization may vary from these estimates.

Year	Amortization
2018 (three months ending 12/31/2018)	$12,000
2019	45,946
2020	41,383
2021	34,919
2022	28,357
2023	23,850
Thereafter	72,946
Total	$259,401

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2018
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$13,195,643	74%	Texas	21%
Freddie Mac	3,977,619	22%	North Carolina	10%
FHA	621,419	4%	California	8%
Total	$17,794,681	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	41%
			Total	100%

December 31, 2017
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$12,502,699	77%	Texas	22%
Freddie Mac	3,166,134	20%	North Carolina	10%
FHA	537,482	3%	California	8%
Total	$16,206,315	100%	New York	8%
			Georgia	6%
			Florida	6%
			Other (1)	40%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

At September 30, 2018 and December 31, 2017, our weighted average servicing fee was 46.2 basis points and 47.7 basis points, respectively. At September 30, 2018 and December 31, 2017, we held total escrow balances of $806.6 million and $750.8 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $567.3 million and $477.9 million at September 30, 2018 and December 31, 2017, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $3.7 million and $8.6 million during the three and nine months ended September 30, 2018, respectively, and $1.5 million and $3.3 million during the three and nine months ended September 30, 2017, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization.  During the nine months ended September 30, 2018, we purchased two B Piece bonds with an initial face value of $31.2 million, at a discount, for $21.6 million. As of September 30, 2018, we retained 49%, or $72.2 million initial face value, of five B Piece bonds, which were purchased at a discount for $48.8 million, and sold the remaining 51% to a third party at par.  These held-to-maturity securities are carried at cost, net of unamortized discounts, and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.63% and have an estimated weighted average maturity of 5.7 years. The weighted average effective interest rate was 11.32% and 12.97% at September 30, 2018 and December 31, 2017, respectively, including the accretion of discount. Approximately $10.7 million is estimated to mature within one year, $30.6 million is estimated to mature after one year through five years, $20.0 million is estimated to mature after five years through ten years and $9.2 million is estimated to mature after ten years.

The following is a summary of our B Piece bonds classified as securities held-to-maturity (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
September 30, 2018	$70,518	$50,520	$1,792	$52,312

December 31, 2017	$40,566	$27,837	$602	$28,439

As of September 30, 2018, no impairment was recorded on these held-to-maturity securities. During the three and nine months ended September 30, 2018, we recorded interest income of $0.6 million and $1.7 million, respectively, and, during the three and nine months ended September 30, 2017, we recorded interest income of $0.5 million and $0.9 million, respectively, related to these investments.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. The following is a summary of our investments in equity affiliates (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2018	December 31, 2017	September 30, 2018

Arbor Residential Investor LLC	$19,781	$19,193	$—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	2,140	1,688
East River Portfolio	—	—	—
Lexford Portfolio	—	—	280,500
Total	$22,101	$23,653	$282,188

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Arbor Residential Investor LLC (“ARI”).  During the three and nine months ended September 30, 2018, we recorded income of $0.4 million and $1.2 million, respectively, and, during the three and nine months ended September 30, 2017, we recorded a loss of $1.3 million and $1.9 million, respectively, to (loss) income from equity affiliates in our consolidated statements of income related to our investment in this residential mortgage banking business. In addition, during the first quarter of 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

During the nine months ended September 30, 2018 and 2017, we received cash distributions totaling $0.7 million and $0.9 million, respectively, (which were classified as returns of capital) in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform. The income associated with this investment for all periods presented were de minimus.

West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in May 2019 and bears interest at LIBOR plus 4.0%. Current accounting guidance requires investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. During the three months ended September 30, 2018, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment, which was recorded in (loss) income from equity affiliates in the consolidated statement of income. In addition, during the three months ended September 30, 2018, we recorded a provision for loan loss of $1.7 million, fully reserving the first mortgage loan.

Lexford Portfolio. During the three and nine months ended September 30, 2018, we received distributions of $0.7 million and $1.9 million, respectively, and, during the three and nine months ended September 30, 2017, we received distributions of $0.7 million and $2.0 million, respectively, from this equity investment, which was recognized as income. See Note 18 — Agreements and Transactions with Related Parties for details.

Equity Participation Interest.  In the third quarter of 2017, we received $1.5 million from the redemption of a 25% equity participation interest we held in a multifamily property, which is included in (loss) income from equity affiliates on the consolidated statements of income. Prior to this transaction, our basis in this investment was zero.

Note 9 — Real Estate Owned

Our real estate assets at both September 30, 2018 and December 31, 2017 were comprised of a hotel property and an office building.

Real Estate Owned

	September 30, 2018			December 31, 2017
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,008	2,010	33,018	30,699	2,010	32,709
Less: Impairment loss	(13,307)	(2,500)	(15,807)	(13,307)	(500)	(13,807)
Less: Accumulated depreciation and amortization	(9,642)	(809)	(10,451)	(9,228)	(690)	(9,918)
Real estate owned, net	$11,353	$3,210	$14,563	$11,458	$5,329	$16,787

For the nine months ended September 30, 2018 and 2017, our hotel property had a weighted average occupancy rate of 54% and 55%, respectively, a weighted average daily rate of $113 for both periods and weighted average revenue per available room of $61 and $62, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. Of the total impairment losses recorded on our hotel property of $13.3 million, $2.7 million was recorded during the nine months ended September 30, 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.  During the nine months ended September 30, 2018, based on discussions with market participants, we determined that the office building exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $2.0 million.

Our real estate owned assets had restricted cash balances totaling $0.8 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively, due to escrow requirements.

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements ($ in thousands):

				September 30, 2018			December 31, 2017
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate

Structured Business
$375 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$334,582	$470,650	4.53%	$102,350	$145,850	3.90%

$100 million repurchase facility	June 2019	June 2020	L + 1.75% to 2.00%	94,024	132,107	4.09%	2,445	6,600	3.61%

$75 million credit facility	Dec. 2018	N/A	L + 1.75% to 2.50%	20,355	30,469	4.07%	—	—	—

$75 million credit facility	June 2019	N/A	L + 2.00%	14,482	21,000	4.32%	8,999	16,000	3.61%

$50 million credit facility	Feb. 2019	N/A	L + 2.00%	28,557	35,700	4.32%	32,538	40,700	3.61%

$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	—	—	—	3,581	4,625	4.88%

$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	15,773	34,000	4.83%	13,920	18,753	4.12%

$25 million working capital facility	June 2019	N/A	L + 2.25%	—	—	—	10,000	—	4.12%

$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,068	30,900	4.62%	—	—	—

$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	19,904	41,650	4.83%	—	—	—

$17.4 million credit facility	June 2020	June 2021	L + 2.40%	12,405	15,844	4.73%	—	—	—

$8 million credit facility	Aug. 2021	N/A	L + 2.50%	7,941	10,000	4.83%	—	—	—

$7.5 million credit facility (2)	Sept. 2018	N/A	L + 2.75%	—	—	—	7,432	9,340	4.37%

Repurchase facility - securities (3)	N/A	N/A	L + 2.35% to 3.25%	102,701	—	4.97%	53,938	—	4.45%

$3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	1,337	—	3.20%	1,834	—	3.21%

$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,854	—	4.66%	—	—	—
Structured Business total				$676,983	$822,320	4.53%	$237,037	$241,868	4.02%

Agency Business

$500 million ASAP agreement (4)	N/A	N/A	L + 1.05%	$96,617	$96,617	3.31%	$121,880	$121,880	2.61%

$250 million credit facility (5)	June 2019	N/A	L + 1.25%	102,180	102,182	3.51%	23,785	23,785	2.86%

$200 million repurchase facility	Aug. 2019	N/A	L + 1.275%	73,573	73,573	3.54%	24,827	24,873	2.91%

$150 million credit facility	Jan. 2019	N/A	L + 1.30%	136,567	136,644	3.56%	21,802	21,821	2.96%

$150 million credit facility	July 2019	N/A	L + 1.30%	83,666	83,783	3.56%	99,242	99,357	2.91%

Agency Business total				$492,603	$492,799	3.50%	$291,536	$291,716	2.78%
Consolidated total				$1,169,586	$1,315,119	4.10%	$528,573	$533,584	3.34%

(1)             The debt carrying value for the Structured Business at September 30, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $2.6 million and $2.2 million, respectively. The debt carrying value for the Agency Business at both September 30, 2018 and December 31, 2017 was net of unamortized deferred finance costs of $0.2 million.

(2)             In September 2018, the loan collateralizing this facility paid off and we simultaneously repaid this facility.

(3)             As of September 30, 2018 and December 31, 2017, this facility was collateralized by CLO bonds retained by us with a principal balance of $114.2 million and $61.0 million, respectively, and B Piece bonds with a carrying value of $50.5 million and $27.8 million, respectively.

(4)             The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

(5)             The committed amount under the facility was temporarily increased $150.0 million to $250.0 million, which expires in January 2019.

Structured Business

At September 30, 2018 and December 31, 2017, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.86% and 4.51%, respectively. The leverage on our loans and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facility, working capital line of credit and the security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 70% and 72% at September 30, 2018 and December 31, 2017, respectively.

In September 2018, we entered into an $8.0 million credit facility to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in August 2021.

In June 2018, we entered into a $17.4 million credit facility to finance a multifamily bridge loan. The facility bears interest at a rate of 240 basis points over LIBOR and matures in June 2020, with a one-year extension option.

In June 2018, we amended our $10.0 million working capital facility to increase the committed amount by $15.0 million to $25.0 million, reduce the interest rate by 25 basis points and extend the maturity to June 2019.

In April 2018, we amended our $100.0 million repurchase facility adjusting the interest rate from 200 basis points over LIBOR to an interest rate range of 175 basis points to 200 basis points over LIBOR, depending on the class of loan financed.

In April 2018, we amended our $75.0 million credit facility adjusting the interest rate range from 200 basis points to 250 basis points over LIBOR to an interest rate range of 175 basis points to 250 basis points over LIBOR, depending on the type of loan financed.

In March 2018, we amended our $225.0 million repurchase facility to increase the committed amount by $75.0 million to $300.0 million, reduce the interest rates by 50 basis points and extend the maturity to March 2020 with a one-year extension option. In June 2018, we also temporarily increased the committed amount by $75.0 million to $375.0 million, which expires in December 2018.

In March 2018, we entered into a $20.0 million credit facility to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in March 2020, with a one-year extension option.

In March 2018, we entered into a master security agreement to finance certain capital expenditures. We have a $2.2 million note payable under this agreement which bears interest at a fixed rate of 4.60%, requires monthly amortization payments and matures in March 2021.

In February 2018, we entered into a $23.2 million credit facility to finance a self storage bridge loan. The facility bears interest at a rate of 230 basis points over LIBOR and matures in February 2020, with a one-year extension option.

Agency Business

In August 2018, we amended our $100.0 million repurchase facility to increase the committed amount by $100.0 million to $200.0 million, reduced the interest rate from 135 basis points over LIBOR to 127.5 basis points over LIBOR and extended the maturity to August 2019.

In August 2018, we increased our letter of credit outstanding with Fannie Mae by $2.0 million to $44.0 million. Our letters of credit outstanding at September 30, 2018 also includes a $5.0 million letter of credit for the Freddie Mac SBL program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

In April 2018, we amended our $150.0 million credit facility reducing the interest rate 5 basis points to 130 basis points over LIBOR, and, in August 2018, we amended this facility extending the maturity to July 2019.

In January 2018, we amended our $150.0 million warehouse facility reducing the interest rate 10 basis points to 130 basis points over LIBOR and extending the maturity to January 2019.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities.  Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

The following table outlines borrowings and the corresponding collateral under our CLOs ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2018	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

CLO X	$441,000	$436,132	3.76%	$510,303	$508,357	$42,032
CLO IX	356,400	351,934	3.67%	417,089	415,776	3,911
CLO VIII	282,874	279,538	3.62%	304,078	303,302	39,409
CLO VII	279,000	276,221	4.31%	285,134	284,322	43,885
CLO VI	250,250	248,264	4.81%	276,083	275,086	40,342
Total CLOs	$1,609,524	$1,592,089	3.98%	$1,792,687	$1,786,843	$169,579

December 31, 2017

CLO IX	$356,400	$351,042	2.97%	$372,350	$371,236	$88,650
CLO VIII	282,874	278,606	2.92%	364,838	363,339	162
CLO VII	279,000	275,331	3.61%	346,524	345,220	13,476
CLO VI	250,250	247,470	4.10%	314,382	313,582	10,618
CLO V	267,750	265,973	4.06%	347,797	346,803	2,203
Total CLOs	$1,436,274	$1,418,422	3.48%	$1,745,891	$1,740,180	$115,109

(1)   Debt carrying value is net of $17.4 million and $17.9 million of deferred financing fees at September 30, 2018 and December 31, 2017, respectively.

(2)   At September 30, 2018 and December 31, 2017, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.49% and 4.08%, respectively.

(3)   As of September 30, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO X — In June 2018, we completed a collateralized securitization vehicle (“CLO X”), issuing seven tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $494.2 million. Of the total CLO notes issued, $441.0 million were investment grade notes issued to third party investors and $53.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $501.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a four-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $58.1 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $560.0 million, representing leverage of 79%.  We retained a residual interest in the portfolio with a notional amount of $119.0 million, including the $53.2 million below investment grade notes.  The notes had an initial weighted average interest rate of 1.45% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
Period	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

September 30, 2018	$70,000	$68,099	6.50%	$98,696	$98,261	$—

December 31, 2017	$70,000	$68,084	5.79%	$96,995	$96,564	$3,005

(1)         Debt carrying value is net of $1.9 million of deferred financing fees at both September 30, 2018 and December 31, 2017.

(2)         At September 30, 2018 and December 31, 2017, the aggregate weighted average note rate, including certain fees and costs, was 7.08% and 6.05%, respectively.

(3)         At both September 30, 2018 and December 31, 2017, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% senior unsecured notes due in 2021 (the “7.375% Notes”) totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.  The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November starting in November 2018. At September 30, 2018, the debt carrying value of the 5.625% Notes was $122.4 million, net of $2.6 million of deferred financing fees, and the weighted average note rate was 6.08%, including certain fees and costs.

At December 31, 2017, the debt carrying value of our 7.375% Notes was $95.3 million, which was net of $2.6 million of deferred financing fees, and the weighted average note rate was 8.16%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Convertible Senior Unsecured Notes

We issued $264.5 million in aggregate principal amount of 5.25% convertible senior notes (the “5.25% Convertible Notes”) through two separate private placement offerings during the three months ended September 30, 2018, which includes the exercised purchaser’s total over-allotment option of $34.5 million. The 5.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 86.9943 shares and 77.8331 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. The initial conversion rates and conversion prices remain unchanged at September 30, 2018.

We received proceeds totaling $256.1 million from the offerings of our 5.25% Convertible Notes, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the initial exchange of $127.6 million of our 5.375% convertible senior unsecured notes (the “5.375% Convertible Notes”) and $99.8 million of our 6.50% convertible senior unsecured notes (the “6.50% Convertible Notes”) for a combination of $219.8 million in cash (which includes accrued interest) and 6.8 million shares of our common stock. The remaining net proceeds were used for general corporate purposes. In the three months ended September 30, 2018, we recorded a loss on extinguishment of debt of $5.0 million in connection with these exchanges, which included an inducement charge of $1.1 million.

At September 30, 2018, there were $16.2 million and $0.2 million aggregate principal amount remaining of our 5.375% Convertible Notes and 6.50% Convertible Notes, respectively. The initial conversion rates of the 5.375% Convertible Notes and 6.50% Convertible Notes were 107.7122 shares and 119.3033 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.28 per share and $8.38 per share of common stock, respectively. At September 30, 2018, the 5.375% Convertible Notes and 6.50% Convertible Notes had conversion rates of 109.2211 shares and 123.2929 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.16 per share and $8.11 per share of common stock, respectively. The 5.375% Convertible Notes and 6.50% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in November 2020 and October 2019, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements. We intend to settle the principal balance of our convertible debt in cash and have not assumed share settlement of the principal balance for purposes of computing EPS. At the time of issuance, there is no precedent or policy that would indicate that we would settle the principal in shares or the conversion spread in cash.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.72 years and 2.41 years at September 30, 2018 and December 31, 2017, respectively, on a weighted average basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
September 30, 2018	$280,816	$9,285	$7,878	$263,653	$9,436

December 31, 2017	$243,750	$5,742	$6,721	$231,287	$6,733

During the three months ended September 30, 2018, we incurred total aggregate interest expense on the notes of $5.0 million, of which $3.1 million, $1.0 million and $0.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the nine months ended September 30, 2018, we incurred total interest expense on the notes of $16.0 million, of which $9.9 million, $4.1 million and $2.0 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the three months ended September 30, 2017, we incurred total interest expense on the notes of $2.2 million, of which $1.6 million, $0.4 million and $0.2 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the nine months ended September 30, 2017, we incurred total interest expense on the notes of $6.6 million, of which $4.8 million, $1.1 million and $0.7 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes is 7.45% per annum.

Junior Subordinated Notes

In the first quarter of 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes were $140.1 million and $139.6 million at September 30, 2018 and December 31, 2017, respectively, which is net of a deferred amount of $12.1 million and $12.5 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.1 million and $2.2 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 5.25% and 4.53% at September 30, 2018 and December 31, 2017, respectively.  Including certain fees and costs, the weighted average note rate was 5.34% and 4.63% at September 30, 2018 and December 31, 2017, respectively.

Related Party Financing

In connection with the Acquisition, we entered into a five year $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. At December 31, 2017, the outstanding principal balance was $50.0 million. In January 2018, we paid $50.0 million in full satisfaction of this debt. During the nine months ended September 30, 2018, we recorded interest expense of $0.3 million and, during the three and nine months ended September 30, 2017, we recorded interest expense of $1.0 million and $2.9 million, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests.  We were in compliance with all financial covenants and restrictions at September 30, 2018.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date for us to receive such payments.  If we fail these covenants in any of our CLOs, all

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of September 30, 2018, as well as on the most recent determination dates in October 2018.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

A summary of our CLO compliance tests as of the most recent determination dates in October 2018 is as follows:

Cash Flow Triggers	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
Overcollateralization (1)
Current	129.87%	129.03%	129.03%	134.68%	126.98%
Limit	128.87%	128.03%	128.03%	133.68%	125.98%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	208.68%	212.40%	268.75%	276.05%	236.32%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
October 2018	129.87%	129.03%	129.03%	134.68%	126.98%
July 2018	129.87%	129.03%	129.03%	134.68%	126.98%
April 2018	129.87%	129.03%	129.03%	134.69%	—
January 2018	129.87%	129.03%	129.03%	134.68%	—
October 2017	129.87%	129.03%	129.03%	—	—

(1) The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

The ratio fluctuates based on the performance of the underlying assets, transfers of assets into the CLOs prior to expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.  No payment due under the junior subordinated indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The junior subordinated indentures are also cross-defaulted with each other.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$31,402	$32,797	$30,511	$32,407
Provisions for loss sharing	2,924	1,265	5,263	5,410
Provisions reversal for loan repayments	(905)	(3,882)	(2,423)	(5,815)
(Charge-offs) recoveries, net	(16)	(22)	54	(1,844)
Ending balance	$33,405	$30,158	$33,405	$30,158

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both September 30, 2018 and December 31, 2017, we had outstanding advances of $0.1 million, which were netted against the allowance for loss-sharing obligations.

At September 30, 2018 and December 31, 2017, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.38 billion and $2.24 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 12 — Derivative Financial Instruments

The following is a summary of our non-qualifying derivative financial instruments held by our Agency Business ($ in thousands):

	September 30, 2018
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	6	$37,965	Other Assets/ Other Liabilities	$749	$(28)
Forward Sale Commitments	57	530,931	Other Assets/ Other Liabilities	177	(3,378)
		$568,896		$926	$(3,406)

	December 31, 2017
Rate Lock Commitments	3	$38,578	Other Assets/ Other Liabilities	$276	$(278)
Forward Sale Commitments	75	330,827	Other Assets/ Other Liabilities	408	(1,028)
		$369,405		$684	$(1,306)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2018, we recorded a net loss of $4.4 million and $2.3 million, respectively, from changes in the fair value of these derivatives in other income, net and $25.2 million and $62.8 million, respectively, of income from MSRs. During the three and nine months ended September 30, 2017, we recorded net gains of $0.2 million and net losses of $2.3 million, respectively, from changes in the fair value of these derivatives in other income, net and $18.9 million and $56.2 million, respectively, of income from MSRs. See Note 13 — Fair Value for details.

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2018			December 31, 2017
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,170,117	$3,097,689	$3,154,139	$2,652,538	$2,579,127	$2,652,520
Loans held-for-sale, net	492,966	500,281	507,698	292,249	297,443	302,883
Capitalized mortgage servicing rights, net	n/a	259,401	312,316	n/a	252,608	286,073
Securities held-to-maturity, net	70,518	50,520	52,312	40,566	27,837	28,439
Derivative financial instruments	155,202	926	926	77,984	684	684

Financial liabilities:
Credit and repurchase facilities	$1,172,413	$1,169,586	$1,170,235	$530,938	$528,573	$529,992
Collateralized loan obligations	1,609,524	1,592,089	1,616,293	1,436,274	1,418,422	1,436,871
Debt fund	70,000	68,099	70,135	70,000	68,084	70,000
Senior unsecured notes	125,000	122,358	124,375	97,860	95,280	99,582
Convertible senior unsecured notes, net	280,816	263,653	289,560	243,750	231,287	254,335
Junior subordinated notes	154,336	140,084	95,458	154,336	139,590	94,215
Related party financing	—	—	—	50,000	50,000	49,682
Derivative financial instruments	413,694	3,406	3,406	291,421	1,306	1,306

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

September 30, 2018

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

September 30, 2018

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of September 30, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Derivative financial instruments	$926	$926	$—	$177	$749

Financial liabilities:
Derivative financial instruments	$3,406	$3,406	$—	$3,406	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets were determined using the following input levels as of September 30, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$70,909	$70,909	$—	$—	$70,909

Non-financial assets:
Long-lived assets (2)	$14,563	$14,563	$—	$—	$14,563

(1)         We had an allowance for loan losses of $61.0 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $131.9 million at September 30, 2018.

(2)         We recorded a $2.0 million impairment loss during the nine months ended September 30, 2018 on the office building we own. See Note 9 — Real Estate Owned for details.

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

September 30, 2018

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

Quantitative information about Level 3 fair value measurements at September 30, 2018 were as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans:

Land	$70,135		Discount rate	15.00%
		Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

Office	774		Discount rate	10.53%
		Discounted cash flows	Capitalization rate	8.53%
			Revenue growth rate	2.63%

Derivative financial instruments:

Rate lock commitments	749	Discounted cash flows	W/A discount rate	10.15%

Non-financial assets:
Long-lived assets:

Office Building	$3,210	Broker quotes	N/A	N/A

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivative assets and liabilities, net
Balance at beginning of period	$606	$1,420	$276	$2,816
Settlements	(17,793)	(18,897)	(62,313)	(57,578)
Realized gains recorded in earnings	17,187	17,477	62,037	54,762
Unrealized gains recorded in earnings	749	420	749	420
Balance at end of period	$749	$420	$749	$420

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
September 30, 2018
Rate lock commitments	$37,965	$749	$(28)	$721
Forward sale commitments	530,931	—	28	28
Loans held-for-sale, net (1)	492,966	8,459	—	8,459
Total		$9,208	$—	$9,208

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of September 30, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$3,097,689	$3,154,139	$—	$—	$3,154,139
Loans held-for-sale, net	500,281	507,698	—	499,239	8,459
Capitalized mortgage servicing rights, net	259,401	312,316	—	—	312,316
Securities held-to-maturity, net	50,520	52,312	—	—	52,312

Financial liabilities:
Credit and repurchase facilities	$1,169,586	$1,170,235	$—	$492,603	$677,632
Collateralized loan obligations	1,592,089	1,616,293	—	—	1,616,293
Debt fund	68,099	70,135	—	—	70,135
Senior unsecured notes	122,358	124,375	124,375	—	—
Convertible senior unsecured notes, net	263,653	289,560	—	289,560	—
Junior subordinated notes	140,084	95,458	—	—	95,458

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $565.9 million for the remainder of 2018, $356.2 million in 2019, $972.0 billion in 2020, $872.3 million in 2021, $244.2 million in 2022 and $401.4 million thereafter.

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

As of September 30, 2018, we were required to maintain at least $12.9 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of September 30, 2018, we met the restricted liquidity requirement with a $44.0 million letter of credit.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

As of September 30, 2018, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $29.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of September 30, 2018, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

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

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $68.6 million as of September 30, 2018 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

September 30, 2018

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

Litigation Settlement. In July 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain in the three months ended September 30, 2018.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Restricted cash	$201,986	$138,736
Loans and investments, net	1,885,104	1,836,744
Due from related party	95,045	—
Other assets	15,408	14,011
Total assets	$2,197,543	$1,989,491

Liabilities:
Collateralized loan obligations	$1,592,089	$1,418,422
Debt fund	68,099	68,084
Other liabilities	3,013	2,046
Total liabilities	$1,663,201	$1,488,552

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

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 23 VIEs in which we have a variable interest as of September 30, 2018 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2018 (in thousands):

Type	Carrying Amount (1)
Loans	$287,166
B Piece bonds	50,520
Agency interest only strips	3,512
Total	$341,198

(1) Represents the carrying amount of loans and investments before reserves. At September 30, 2018, $130.2 million of loans to VIEs had corresponding loan loss reserves of $59.3 million.  See Note 3 — Loans and Investments for details. In addition, the maximum loss exposure as of September 30, 2018 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $3.01 billion at September 30, 2018.

Note 16 — Equity

Preferred Stock. The Series A and B preferred stock became redeemable by us in February 2018 and May 2018, respectively. The Series C preferred stock may not be redeemed by us before February 2019.

Common Stock. In July 2018, we issued 6,820,196 shares in connection with the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes. See Note 10 — Debt Obligations for details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

During the nine months ended September 30, 2018, we sold 952,700 shares for net proceeds of $8.1 million. As of September 30, 2018, we had approximately 6,500,000 shares available under this agreement.

In June 2018, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

Noncontrolling Interest.  Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the Acquisition purchase price. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units. The value of these OP Units at the Acquisition date was $154.8 million. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. In August 2018, ACM distributed 577,185 OP Units and special voting preferred shares to two of its partners in consideration for their respective membership interests, which were redeemed by us for cash totaling $6.8 million. At September 30, 2018, there were 20,653,584 OP Units outstanding, which represents approximately 21.4% of the voting power of our outstanding stock. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2018 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125
August 1, 2018	$0.25	August 1, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on August 1, 2018 was for June 1, 2018 through August 31, 2018, the dividend declared on May 2, 2018 was for March 1, 2018 through May 31, 2018 and the dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On October 31, 2018, the Board of Directors declared a cash dividend of $0.27 per share of common stock.  The dividend is payable on November 30, 2018 to common stockholders of record as of the close of business on November 15, 2018.

Preferred Stock — On October 31, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2018 through November 30, 2018 and are payable on November 30, 2018 to preferred stockholders of record on November 15, 2018.

Deferred Compensation.  In August 2018, we issued our chief executive officer 294,985 shares of performance-based restricted stock under his 2017 annual incentive agreement as a result of the Company meeting its goals related to the integration of the Acquisition. The award had a grant date fair value of $3.4 million and we recorded $0.2 million to employee compensation and benefits in our consolidated statements of income.

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

September 30, 2018

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

The following tables reconcile the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data):

	Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$27,737	$27,737	$16,421	$16,421
Net income attributable to noncontrolling interest (2)	—	7,799	—	5,662
Net income attributable to common stockholders and noncontrolling interest	$27,737	$35,536	$16,421	$22,083

Weighted average shares outstanding	74,802,582	74,802,582	61,582,796	61,582,796
Dilutive effect of OP Units (2)	—	21,023,735	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,559,217	—	1,104,552
Dilutive effect of convertible notes (4)	—	1,050,430	—	—
Weighted average shares outstanding	74,802,582	98,435,964	61,582,796	83,918,117

Net income per common share (1)	$0.37	$0.36	$0.27	$0.26

	Nine Months Ended September 30,
	2018		2017
Net income attributable to common stockholders (1)	$71,093	$71,093	$43,964	$43,964
Net income attributable to noncontrolling interest (2)	—	22,347	—	16,597
Net income attributable to common stockholders and noncontrolling interest	$71,093	$93,440	$43,964	$60,561

Weighted average shares outstanding	67,490,132	67,490,132	56,602,504	56,602,504
Dilutive effect of OP Units (2)	—	21,160,999	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,441,264	—	1,077,178
Dilutive effect of convertible notes (4)	—	1,041,212	—	32,468
Weighted average shares outstanding	67,490,132	91,133,607	56,602,504	78,942,919

Net income per common share (1)	$1.05	$1.03	$0.78	$0.77

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

September 30, 2018

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

The Tax Cuts and Jobs Act (“Tax Reform”) was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. Our provision for income taxes in the nine months ended September 30, 2018 reflects the newly enacted corporate federal income tax rate of 21%. The final impact of the Tax Reform may differ due to, and among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance and actions we may take as a result of the Tax Reform.

In the three and nine months ended September 30, 2018, we recorded a tax provision of $5.4 million and $1.1 million, respectively. In the three and nine months ended September 30, 2017, we recorded a tax provision of $6.7 million and $16.2 million, respectively. The provision for income taxes recorded in the three months ended September 30, 2018 consisted of a current tax provision of $6.7 million and a deferred tax benefit of $1.3 million. The tax provision recorded in the nine months ended September 30, 2018 consisted of a current tax provision of $15.6 million and a deferred tax benefit of $14.5 million. The deferred tax benefit recorded in the nine months ended September 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price. When we entered into the Acquisition, we established a deferred tax liability in connection with the $50.0 million preferred equity interest. Upon payoff in January 2018, the deferred tax liability was written off. See Note 10 — Debt Obligations for details. The provision for income taxes recorded in the three months ended September 30, 2017 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $0.9 million. The provision for income taxes recorded in the nine months ended September 30, 2017 consisted of a current tax provision of $16.2 million.

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

Note 18 — Agreements and Transactions with Related Parties

Management Agreement. Prior to May 31, 2017, we had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we terminated the existing management agreement. We incurred base management fees of $6.7 million in the nine months ended September 30, 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three and nine months ended September 30, 2018, we incurred $0.3 million and $0.9 million, respectively, and, during the three and nine months ended September 30, 2017, we incurred $0.3 million and $0.4 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $97.5 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively. The increase was primarily due to payoffs to be remitted by our affiliated servicing operations related to real estate transactions.

Due to related party was $0.5 million at September 30, 2018 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and matures in May 2019. Interest income recorded from this loan totaled $0.3 million for both the three and nine months ended September 30, 2018.

In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75%, with a LIBOR floor of 1.25%, and matures in June 2021. Interest income recorded from this loan totaled $0.3 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

In April 2018, we acquired a $9.4 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million for the nine months ended September 30, 2018 and $1.0 million and $2.9 million for the three and nine months ended September 30, 2017, respectively.

In December 2017, we acquired a $32.8 million bridge loan which was originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0%, with a LIBOR floor of 1.13%, and matures in June 2020. Interest income recorded from this loan totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.

In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors. The consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) own a 95% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and was scheduled to mature in July 2020. This loan was repaid in full in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

August 2018. Interest income recorded from this loan totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million for both the three and nine months ended September 30, 2017.

In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 21.4% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2018, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2017.

In March 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from these loans totaled $0.3 million for the nine months ended September 30, 2018 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

In January 2017, we modified a $5.0 million preferred equity investment, subsequently increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment had a fixed interest rate of 11% that was scheduled to mature in January 2020, however, the principal was repaid in full in the fourth quarter of 2017. We also entered into an agreement with a consortium of investors (which include, among other unaffiliated investors, certain of our officers and our chief executive officer) which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which was generally subordinate to our investment. Interest income recorded from our investment totaled $0.2 million and $0.5 million in the three and nine months ended September 30, 2017, respectively.

In January 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2018. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In August 2017, a $6.8 million loan on one property paid off in full and in May 2018 three additional loans totaling $23.2 million paid off in full. Interest income recorded from these loans totaled $0.3 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2017, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and matures in January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity extended to November 2018. Interest income recorded from these loans totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for the nine months ended September 30, 2018 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

In 2015, we originated a $7.1 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5%, with a LIBOR floor of 0.25%. Interest income recorded from this loan totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were scheduled to mature in October 2018. One of the loans paid off in full in September 2018 and the remaining loan was extended to November 2018. Interest income recorded from these loans totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that had a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for the nine months ended September 30, 2018 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.7 million was received in the nine months ended September 30, 2018). We recorded income from these investments of $0.4 million and $1.2 million in the three and nine months ended September 30, 2018, respectively, and a loss of $1.2 million and $1.8 million in the three and nine months ended September 30, 2017, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of September 30, 2018, our maximum exposure under this guaranty totals $2.3 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8—Investments in Equity Affiliates for details.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties) which owns a 95% interest. We had a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR. The loan was repaid in full in the fourth quarter of 2017. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017, respectively.

In 2014, we originated a $30.4 million bridge loan for an office property owned in part by a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and his affiliates) which owns a 24% interest in the borrowing entity. The loan matured in August 2017 and was refinanced with a $43.2 million bridge loan that has an interest rate of 4% over LIBOR with a LIBOR floor of 1.23% and matures in August 2020. We also

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

originated a $4.6 million mezzanine loan in 2016 to this entity that had a fixed interest rate of 12%, which was repaid in full at maturity in August 2017. In the fourth quarter of 2017, the consortium of investors sold their ownership interest in the borrowing entity. Interest income recorded from these loans totaled $0.8 million and $2.4 million for the three and nine months ended September 30, 2017, respectively.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of 4.8% over LIBOR. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from these loans totaled $0.2 million for the nine months ended September 30, 2018 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the Lexford Portfolio (“Lexford”), which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans which we originated in June 2018 have interest rates of 400 basis points over LIBOR and mature in June 2021 (with 2 one-year extension options). Interest income recorded from these loans totaled $4.4 million and $5.5 million in the three and nine months ended September 30, 2018, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $0.7 million during both the three months ended September 30, 2018 and 2017 and $1.9 million and $2.0 million during the nine months ended September 30, 2018 and 2017, respectively, which were recorded as (loss) income from equity affiliates. Separate from loans which we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2018, this debt had an aggregate outstanding balance of $307.9 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 75% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units, each paired with one share of our Special Voting Preferred Shares. In December 2017 and August 2018, ACM distributed 5,780,348 and 577,185 OP Units, respectively, to its members, which include the Kaufman Entities and certain of our officers and employees. At September 30, 2018, ACM holds 5,349,053 shares of our common stock and 14,873,236 OP Units, which represents 21.0% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

September 30, 2018

and administrative expenses, management fees (through May 31, 2017 — effective date of the full internalization of our management team and termination of the existing management agreement with ACM) and stock-based compensation.

	Three Months Ended September 30, 2018
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$61,232	$6,268	$—	$67,500
Interest expense	35,508	4,040	—	39,548
Net interest income	25,724	2,228	—	27,952
Other revenue:
Gain on sales, including fee-based services, net	—	17,451	—	17,451
Mortgage servicing rights	—	25,216	—	25,216
Servicing revenue	—	26,082	—	26,082
Amortization of MSRs	—	(11,838)	—	(11,838)
Property operating income	2,651	—	—	2,651
Other income, net	406	(4,388)	—	(3,982)
Total other revenue	3,057	52,523	—	55,580
Other expenses:
Employee compensation and benefits	6,683	21,092	—	27,775
Selling and administrative	4,465	5,529	—	9,994
Property operating expenses	2,437	—	—	2,437
Depreciation and amortization	447	1,401	—	1,848
Provision for loss sharing (net of recoveries)	—	2,019	—	2,019
Provision for loan losses (net of recoveries)	836	—	—	836
Litigation settlement gain	(10,170)	—	—	(10,170)
Total other expenses	4,698	30,041	—	34,739
Income before extinguishment of debt, loss from equity affiliates and income taxes	24,083	24,710	—	48,793
Loss on extinguishment of debt	(4,960)	—	—	(4,960)
Loss from equity affiliates	(1,028)	—	—	(1,028)
Provision for income taxes	—	(5,381)	—	(5,381)
Net income	18,095	19,329	—	37,424
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	7,799	7,799
Net income attributable to common stockholders	$16,207	$19,329	$(7,799)	$27,737

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

	Three Months Ended September 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$37,259	$4,881	$—	$42,140
Interest expense	19,913	2,975	962	23,850
Net interest income	17,346	1,906	(962)	18,290
Other revenue:
Gain on sales, including fee-based services, net	—	17,126	—	17,126
Mortgage servicing rights	—	18,897	—	18,897
Servicing revenue	—	20,231	—	20,231
Amortization of MSRs	—	(11,711)	—	(11,711)
Property operating income	2,668	—	—	2,668
Other income, net	540	238	—	778
Total other revenue	3,208	44,781	—	47,989
Other expenses:
Employee compensation and benefits	5,670	19,524	—	25,194
Selling and administrative	3,014	4,593	—	7,607
Property operating expenses	2,583	—	—	2,583
Depreciation and amortization	429	1,400	—	1,829
Provision for loss sharing (net of recoveries)	—	(2,617)	—	(2,617)
Provision for loan losses (net of recoveries)	2,000	—	—	2,000
Total other expenses	13,696	22,900	—	36,596
Income before income from equity affiliates and income taxes	6,858	23,787	(962)	29,683
Income from equity affiliates	996	—	—	996
Provision for income taxes	—	(6,708)	—	(6,708)
Net income	7,854	17,079	(962)	23,971
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	5,662	5,662
Net income attributable to common stockholders	$5,966	$17,079	$(6,624)	$16,421

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

	Nine Months Ended September 30, 2018
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$162,645	$15,763	$—	$178,408
Interest expense	100,324	10,166	329	110,819
Net interest income	62,321	5,597	(329)	67,589
Other revenue:
Gain on sales, including fee-based services, net	—	51,266	—	51,266
Mortgage servicing rights	—	62,787	—	62,787
Servicing revenue	—	70,301	—	70,301
Amortization of MSRs	—	(35,639)	—	(35,639)
Property operating income	8,525	—	—	8,525
Other income, net	757	(2,331)	—	(1,574)
Total other revenue	9,282	146,384	—	155,666
Other expenses:
Employee compensation and benefits	21,019	63,065	—	84,084
Selling and administrative	11,500	16,283	—	27,783
Property operating expenses	8,089	—	—	8,089
Depreciation and amortization	1,338	4,201	—	5,539
Impairment loss on real estate owned	2,000	—	—	2,000
Provision for loss sharing (net of recoveries)	—	2,840	—	2,840
Provision for loan losses (net of recoveries)	(967)	—	—	(967)
Litigation settlement gain	(10,170)	—	—	(10,170)
Total other expenses	32,809	86,389	—	119,198
Income before extinguishment of debt, income from equity affiliates and income taxes	38,794	65,592	(329)	104,057
Loss on extinguishment of debt	(4,960)	—	—	(4,960)
Income from equity affiliates	1,104	—	—	1,104
Benefit from (provision for) income taxes	500	(1,596)	—	(1,096)
Net income	35,438	63,996	(329)	99,105
Preferred stock dividends	5,665	—	—	5,665
Net income attributable to noncontrolling interest	—	—	22,347	22,347
Net income attributable to common stockholders	$29,773	$63,996	$(22,676)	$71,093

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

	Nine Months Ended September 30, 2017
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$95,685	$14,448	$—	$110,133
Interest expense	51,866	8,946	2,886	63,698
Net interest income	43,819	5,502	(2,886)	46,435
Other revenue:
Gain on sales, including fee-based services, net	—	55,127	—	55,127
Mortgage servicing rights	—	56,182	—	56,182
Servicing revenue	—	55,350	—	55,350
Amortization of MSRs	—	(35,427)	—	(35,427)
Property operating income	8,755	—	—	8,755
Other income, net	1,381	(2,312)	—	(931)
Total other revenue	10,136	128,920	—	139,056
Other expenses:
Employee compensation and benefits	13,570	53,291	—	66,861
Selling and administrative	8,993	14,143	—	23,136
Property operating expenses	7,843	—	—	7,843
Depreciation and amortization	1,341	4,201	—	5,542
Impairment loss on real estate owned	2,700	—	—	2,700
Provision for loss sharing (net of recoveries)	—	(405)	—	(405)
Provision for loan losses (net of recoveries)	(457)	—	—	(457)
Management fee - related party	3,259	3,414	—	6,673
Total other expenses	37,249	74,644	—	111,893
Income before extinguishment of debt, income
from equity affiliates and income taxes	16,706	59,778	(2,886)	73,598
Gain on extinguishment of debt	7,116	—	—	7,116
Income from equity affiliates	1,756	—	—	1,756
Provision for income taxes	—	(16,244)	—	(16,244)
Net income	25,578	43,534	(2,886)	66,226
Preferred stock dividends	5,665	—	—	5,665
Net income attributable to noncontrolling interest	—	—	16,597	16,597
Net income attributable to common stockholders	$19,913	$43,534	$(19,483)	$43,964

(1) Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holders.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

	September 30, 2018
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$45,001	$47,597	$—	$92,598
Restricted cash	202,736	—	—	202,736
Loans and investments, net	3,097,689	—	—	3,097,689
Loans held-for-sale, net	—	500,281	—	500,281
Capitalized mortgage servicing rights, net	—	259,401	—	259,401
Securities held to maturity	—	50,520	—	50,520
Investments in equity affiliates	22,101	—	—	22,101
Goodwill and other intangible assets	12,500	105,065	—	117,565
Other assets	172,078	19,291	—	191,369
Total assets	$3,552,105	$982,155	$—	$4,534,260

Liabilities:
Debt obligations	$2,863,266	$492,603	$—	$3,355,869
Allowance for loss-sharing obligations	—	33,405	—	33,405
Other liabilities	140,662	37,852	—	178,514
Total liabilities	$3,003,928	$563,860	$—	$3,567,788

	December 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$37,056	$67,318	$—	$104,374
Restricted cash	139,398	—	—	139,398
Loans and investments, net	2,579,127	—	—	2,579,127
Loans held-for-sale, net	—	297,443	—	297,443
Capitalized mortgage servicing rights, net	—	252,608	—	252,608
Securities held-to-maturity, net	—	27,837	—	27,837
Investments in equity affiliates	23,653	—	—	23,653
Goodwill and other intangible assets	12,500	109,266	—	121,766
Other assets	66,227	13,512	—	79,739
Total assets	$2,857,961	$767,984	$—	$3,625,945

Liabilities:
Debt obligations	$2,189,700	$291,536	$50,000	$2,531,236
Allowance for loss-sharing obligations	—	30,511	—	30,511
Other liabilities	155,814	42,819	1,009	199,642
Total liabilities	$2,345,514	$364,866	$51,009	$2,761,389

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Origination Data:
Structured Business
New loan originations	$287,480	$473,171	$1,208,550	$1,057,004
Loan payoffs / paydowns	255,575	270,010	684,216	723,977

Agency Business
Origination Volumes by Investor:
Fannie Mae	$995,662	$650,374	$2,264,870	$2,216,820
Freddie Mac	317,516	328,075	1,060,456	880,597
FHA	77,236	18,273	137,973	189,087
CMBS/Conduit	20,650	—	36,883	21,370
Total	$1,411,064	$996,722	$3,500,182	$3,307,874
Total loan commitment volume	$1,376,376	$928,181	$3,499,569	$3,181,367

Loan Sales Data:
Agency Business
Fannie Mae	$867,601	$665,960	$2,175,846	$2,569,821
Freddie Mac	286,423	342,630	974,551	862,376
FHA	15,330	43,483	83,443	167,709
CMBS/Conduit	20,650	—	36,883	21,370
Total	$1,190,004	$1,052,073	$3,270,723	$3,621,276
Sales margin (fee-based services as a % of loan sales)	1.47%	1.63%	1.57%	1.52%
MSR rate (MSR income as a % of loan commitments)	1.83%	2.04%	1.79%	1.77%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

	September 30, 2018
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$13,195,643	52.3	7.7
Freddie Mac	3,977,619	30.8	11.0
FHA	621,419	15.7	20.1
Total	$17,794,681	46.2	8.8

	December 31, 2017
Fannie Mae	$12,502,699	53.6	6.9
Freddie Mac	3,166,134	29.5	10.5
FHA	537,482	16.5	19.6
Total	$16,206,315	47.7	8.1

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

Significant Developments During the Third Quarter of 2018

Capital Markets Activity. We issued $264.5 million of our 5.25% Convertible Notes, receiving proceeds of $256.1 million, net of the underwriter’s discount and fees. We used the net proceeds primarily for the initial exchange of $127.6 million of our 5.375% Convertible Notes and $99.8 million of our 6.50% Convertible Notes for a combination of $219.8 million in cash and 6.8 million shares of our common stock. We recorded a loss on extinguishment of debt totaling $5.0 million related to the redemption of our 5.375% Convertible Notes and 6.50% Convertible Notes. (see Note 10 — Debt Obligations for details)

Financing Activity. We increased the capacity in our Agency Business credit facilities by $250.0 million, of which $150.0 million is a temporary increase through January 2019. (see Note 10 — Debt Obligations for details)

Dividend. We raised our quarterly common dividend to $0.27 per share, a 42% increase over the quarterly common dividend paid in the prior year comparable quarter of $0.19 per share and an 8% increase from the prior quarter common dividend paid of $0.25 per share.

Agency Business Activity.

•                  Loan originations and sales totaled $1.41 billion and $1.19 billion, respectively; and

•                  Our fee-based servicing portfolio grew 4% to $17.79 billion from $17.11 billion at June 30, 2018.

Structured Business Activity.

•                  Our Structured loan and investment portfolio grew to $3.17 billion on loan originations totaling $287.5 million, partially offset by loan runoff totaling $255.6 million; and

•                  In July 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain.

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

The Federal Reserve increased its targeted Federal Rate 75 basis points during 2017 and by another 75 basis points during the first nine months of 2018.  To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2018 to December 31, 2017:

Restricted cash increased $63.3 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our Structured loan and investment portfolio balance was $3.17 billion and $2.65 billion at September 30, 2018 and December 31, 2017, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $524.3 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.88% and 6.28% at September 30, 2018 and December 31, 2017, respectively.  Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.52% and 6.99% at September 30, 2018 and December 31, 2017, respectively.  Advances on our financing facilities totaled $2.92 billion and $2.24 billion at September 30, 2018 and December 31, 2017, respectively, with a weighted average funding cost of 4.44% and 4.12%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 5.03% and 4.83% at September 30, 2018 and December 31, 2017, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Loans originated	$287,480	$1,208,550
Number of loans	18	69
Weighted average interest rate	7.47%	7.16%

Loan payoffs / paydowns	$255,575	$684,216
Number of loans	14	56
Weighted average interest rate	7.90%	7.27%

Loans extended	$216,010	$405,387
Number of loans	10	23

Loans held-for-sale from the Agency Business increased $202.8 million, primarily related to loan originations exceeding loan sales during the nine months ended September 30, 2018 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$995,662	$867,601	$2,264,870	$2,175,846
Freddie Mac	317,516	286,423	1,060,456	974,551
FHA	77,236	15,330	137,973	83,443
CMBS/Conduit	20,650	20,650	36,883	36,883
Total	$1,411,064	$1,190,004	$3,500,182	$3,270,723

Securities held-to-maturity increased $22.7 million as a result of two additional purchases of B Piece bonds from Freddie Mac SBL program securitizations. See Note 7—Securities Held-to-Maturity for details.

Due from related party increased $96.8 million, primarily due to funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions. These amounts were remitted to us in early October 2018.

Other assets increased $17.0 million, primarily due to an increase in interest and other receivables from new loan originations, as well as an increase in deferred tax assets.

Liabilities — Comparison of balances at September 30, 2018 to December 31, 2017:

Credit facilities and repurchase agreements increased $641.0 million, primarily due to funding of new structured loan activity and an increase in financings on our loans held-for-sale, as a result of loan originations exceeding loan sales during 2018.

Collateralized loan obligations increased $173.7 million, primarily due to the issuance of a new CLO, where we issued $441.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $267.8 million.

Senior unsecured notes increased $27.1 million, due to the issuance of $125.0 million aggregate principal amount of our 5.625% Notes, partially offset by the full redemption of our 7.375% Notes totaling $97.9 million.

Convertible senior unsecured notes, net increased $32.4 million, due to the issuance of $264.5 million of 5.25% Convertible Notes, partially offset by the initial exchange of $127.6 million of our 5.375% Convertible Notes and $99.8 million of our 6.50% Convertible Notes.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing entered into with ACM to finance a portion of the aggregate purchase price of the Acquisition.

Due to borrowers decreased $22.8 million, primarily due to a decrease in funds held on loan originations.

Equity

Distributions — Dividends declared (on a per share basis) for the nine months ended September 30, 2018 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 21, 2018	$0.21	February 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125
August 1, 2018	$0.25	August 1, 2018	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on August 1, 2018 was for June 1, 2018 through August 31, 2018, the dividend declared on May 2, 2018 was for March 1, 2018 through May 31, 2018 and the dividend declared on February 2, 2018 was for December 1, 2017 through February 28, 2018.

Common Stock — On October 31, 2018, the Board of Directors declared a cash dividend of $0.27 per share of common stock.  The dividend is payable on November 30, 2018 to common stockholders of record as of the close of business on November 15, 2018.

Preferred Stock — On October 31, 2018, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2018 through November 30, 2018 and are payable on November 30, 2018 to preferred stockholders of record on November 15, 2018.

Deferred Compensation

In August 2018, we issued 294,985 shares of performance-based restricted stock to our chief executive officer. In the first quarter of 2018, we issued 329,028 shares of restricted stock to our employees, including our chief executive officer, 58,620 shares to the independent members of the Board of Directors and up to 381,503 performance-based restricted common stock units to our chief executive officer.  See Note 16 — Equity for details.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	Amount	Percent

Interest income	$67,500	$42,140	$25,360	60%
Interest expense	39,548	23,850	15,698	66%
Net interest income	27,952	18,290	9,662	53%
Other revenue:
Gain on sales, including fee-based services, net	17,451	17,126	325	2%
Mortgage servicing rights	25,216	18,897	6,319	33%
Servicing revenue, net	14,244	8,520	5,724	67%
Property operating income	2,651	2,668	(17)	(1)%
Other income, net	(3,982)	778	(4,760)	nm
Total other revenue	55,580	47,989	7,591	16%
Other expenses:
Employee compensation and benefits	27,775	25,194	2,581	10%
Selling and administrative	9,994	7,607	2,387	31%
Property operating expenses	2,437	2,583	(146)	(6)%
Depreciation and amortization	1,848	1,829	19	1%
Provision for loss sharing (net of recoveries)	2,019	(2,617)	4,636	nm
Provision for loan losses (net of recoveries)	836	2,000	(1,164)	(58)%
Litigation settlement gain	(10,170)	—	(10,170)	nm
Total other expenses	34,739	36,596	(1,857)	(5)%
Income before extinguishment of debt, (loss) income from equity affiliates and income taxes	48,793	29,683	19,110	64%
Loss on extinguishment of debt	(4,960)	—	(4,960)	nm
(Loss) income from equity affiliates	(1,028)	996	(2,024)	nm
Provision for income taxes	(5,381)	(6,708)	1,327	(20)%
Net income	37,424	23,971	13,453	56%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	7,799	5,662	2,137	38%
Net income attributable to common stockholders	$27,737	$16,421	$11,316	69%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2018			2017
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,015,203	$54,786	7.21%	$1,769,722	$31,232	7.00%
Preferred equity investments	154,459	3,248	8.34%	130,409	3,489	10.62%
Mezzanine / junior participation loans	88,954	2,481	11.07%	96,471	2,232	9.18%
Core interest-earning assets	3,258,616	60,515	7.37%	1,996,602	36,953	7.34%
Cash equivalents	218,857	717	1.30%	235,669	306	0.51%
Total interest-earning assets	$3,477,473	$61,232	6.99%	$2,232,271	$37,259	6.62%

Structured Business interest-bearing liabilities:

CLO	$1,596,920	$17,982	4.47%	$1,090,568	$12,104	4.40%
Warehouse lines	650,964	7,161	4.36%	173,285	1,975	4.52%
Unsecured debt	386,726	7,056	7.24%	198,462	4,198	8.39%
Trust preferred	154,379	2,059	5.29%	154,336	1,636	4.21%
Debt fund	68,293	1,250	7.26%	—	—	—
Total interest-bearing liabilities	$2,857,282	35,508	4.93%	$1,616,651	19,913	4.89%
Net interest income		$25,724			$17,346

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $24.0 million, or 64%, from our Structured Business, which was primarily the result of a 63% increase in our average core interest-earning assets, due to loan originations exceeding loan runoff. The impact of the period-over-period increase in the average LIBOR rate of 72% was substantially offset by a decrease in fee income received from accelerated runoff.

The increase in interest expense was primarily due to an increase of $15.6 million, or 78%, from our Structured Business, partially offset by a decrease of $1.0 million from the pay off in January 2018 of the seller financing entered into in connection with the Acquisition. The increase from our Structured Business was primarily due to a 77% increase in the average balance of our interest-bearing liabilities due to growth in our loan portfolio and the issuance of additional unsecured debt. The period-over-period increase in the average LIBOR rate was substantially offset by accelerated deferred financing costs recorded in the third quarter of 2017 related to the unwind of a CLO.

Agency Business Revenue

The increase in income from MSRs was primarily due to a $448.2 million, or 48%, increase in loan commitment volume, as a result of an increase in Fannie Mae loan originations. This increase was partially offset by a 21 basis point decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.04% to 1.83%, which was primarily due to a decrease in the servicing rate on Fannie Mae loans.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows. Our servicing portfolio increased 14% from $15.60 billion at September 30, 2017 to $17.79 billion at September 30, 2018.  Our servicing revenue, net in the third quarter of 2018 and 2017 included $11.8 million and $11.7 million, respectively, of amortization expense.

Other Income, Net

The decrease in other income, net was comprised primarily of a $4.6 million decrease due to changes in the fair value of rate lock commitments in our Agency Business. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $1.6 million from our Agency Business and $1.0 million from our Structured Business. The increase in both businesses is primarily due to increases in accrued compensation and headcount associated with each business’s portfolio growth.

The increase in selling and administrative expenses is comprised of $1.5 million from our Structured Business and $0.9 million from our Agency Business. The increase from our Structured Business is primarily due to an increase in professional fees and the increase from our Agency Business is primarily due to higher professional fees and rent expense, as well as general administrative expenses.

The increase in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve in the third quarter of 2017 related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business, combined with a $1.7 million specific provision in the three months ended September 30, 2018.

The provision for loan losses in the third quarter of 2018 was primarily due to additional reserves of $2.2 million, partially offset by $1.4 million of net payments received related to previously written-off investments. The provision for loan losses in the third quarter of 2017 was due to a $2.0 million provision recorded related to a preferred equity investment. See Note 3 — Loans and Investments for details.

In July 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain in the three months ended September 30, 2018.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in the third quarter of 2018 was due to the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes (utilizing the proceeds from our 5.25% Convertible Notes) for a combination of $219.8 million in cash and 6.8 million shares of our common stock. See Note 10 — Debt Obligations for details.

(Loss) Income from Equity Affiliates

The decrease in income from equity affiliates was primarily related to a $2.2 million other-than-temporary impairment recorded on one of our investments in the three months ended September 30, 2018.

Provision for Income Taxes

In the three months ended September 30, 2018 and 2017, we recorded a tax provision of $5.4 million and $6.7 million, respectively. The provision for income taxes in the three months ended September 30, 2018 consisted of a current tax provision of $6.7 million and a deferred tax benefit of $1.3 million and the provision for income taxes in the three months ended September 30, 2017 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $0.9 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,653,584 OP Units and 21,230,769 OP Units outstanding as of September 30, 2018 and 2017, respectively, which represented 21.4% and 25.6% of our outstanding stock at September 30, 2018 and 2017, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	Amount	Percent

Interest income	$178,408	$110,133	$68,275	62%
Interest expense	110,819	63,698	47,121	74%
Net interest income	67,589	46,435	21,154	46%
Other revenue:
Gain on sales, including fee-based services, net	51,266	55,127	(3,861)	(7)%
Mortgage servicing rights	62,787	56,182	6,605	12%
Servicing revenue, net	34,662	19,923	14,739	74%
Property operating income	8,525	8,755	(230)	(3)%
Other income, net	(1,574)	(931)	(643)	69%
Total other revenue	155,666	139,056	16,610	12%
Other expenses:
Employee compensation and benefits	84,084	66,861	17,223	26%
Selling and administrative	27,783	23,136	4,647	20%
Property operating expenses	8,089	7,843	246	3%
Depreciation and amortization	5,539	5,542	(3)	—
Impairment loss on real estate owned	2,000	2,700	(700)	(26)%
Provision for loss sharing (net of recoveries)	2,840	(405)	3,245	nm
Provision for loan losses (net of recoveries)	(967)	(457)	(510)	112%
Litigation settlement gain	(10,170)	—	(10,170)	nm
Management fee - related party	—	6,673	(6,673)	nm
Total other expenses	119,198	111,893	7,305	7%
Income before extinguishment of debt, income from equity affiliates and income taxes	104,057	73,598	30,459	41%
(Loss) gain on extinguishment of debt	(4,960)	7,116	(12,076)	nm
Income from equity affiliates	1,104	1,756	(652)	(37)%
Provision for income taxes	(1,096)	(16,244)	15,148	(93)%
Net income	99,105	66,226	32,879	50%
Preferred stock dividends	5,665	5,665	—	—
Net income attributable to noncontrolling interest	22,347	16,597	5,750	35%
Net income attributable to common stockholders	$71,093	$43,964	$27,129	62%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2018			2017
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$2,703,294	$142,524	7.05%	$1,680,662	$84,039	6.69%
Preferred equity investments	164,818	10,874	8.82%	89,078	5,640	8.47%
Mezzanine / junior participation loans	84,637	7,637	12.06%	96,534	5,238	7.25%
Core interest-earning assets	2,952,749	161,035	7.29%	1,866,274	94,917	6.80%
Cash equivalents	213,233	1,610	1.01%	198,745	768	0.52%
Total interest-earning assets	$3,165,982	$162,645	6.87%	$2,065,019	$95,685	6.20%

Structured Business interest-bearing liabilities:

CLO	$1,493,756	$49,499	4.43%	$938,075	$28,489	4.06%
Warehouse lines	477,617	16,300	4.56%	191,259	5,931	4.15%
Unsecured debt	373,995	25,191	9.01%	196,819	12,499	8.49%
Trust preferred	154,379	5,787	5.01%	156,149	4,752	4.07%
Debt fund	68,206	3,547	6.95%	—	—	—
Interest rate swaps	—	—	—	—	195	—
Total interest-bearing liabilities	$2,567,953	100,324	5.22%	$1,482,302	51,866	4.68%
Net interest income		$62,321			$43,819

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income is primarily due to an increase of $67.0 million, or 70%, from our Structured Business, which was primarily the result of a 58% increase in our average core interest-earning assets, due to loan originations exceeding loan runoff, and a 7% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate, partially offset by lower fee income received from accelerated runoff.

The increase in interest expense is primarily due to an increase of $48.5 million, or 93%, from our Structured Business, partially offset by a decrease of $2.6 million from the pay off in January 2018 of the seller financing entered into in connection with the Acquisition. The increase from our Structured Business was primarily due to a 73% increase in the average balance of our interest-bearing liabilities and a 12% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio and the issuance of additional CLOs, unsecured debt and the Debt Fund. The increase in the average cost of our interest-bearing liabilities was primarily due to $5.3 million of accelerated deferred financing costs recorded in 2018 related to the redemption of unsecured debt and the unwind of a CLO, along with an increase in the average LIBOR rate.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a $350.6 million decrease in loan sales, partially offset by a 5 basis point increase in the sales margin from 1.52% to 1.57% in 2018. The increase in the sales margin was primarily due to an increase in Freddie Mac margins.

The increase in income from MSRs was primarily due to a $318.2 million, or 10%, increase in loan commitment volume, predominantly from an increase in Freddie Mac loan originations.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in the average LIBOR rate. Our servicing portfolio increased 14% from $15.60 billion at September 30, 2017 to $17.79 billion at September 30, 2018.  Our servicing revenue, net in the nine months ended September 30, 2018 and 2017 included $35.6 million and $35.4 million, respectively, of amortization expense.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $9.8 million from our Agency Business and $7.4 million from our Structured Business. The increase in both businesses is primarily due to compensation expense recorded directly by each business associated with the employees that transferred to us as a result of the internalization of our management team in 2017. Such costs were previously charged through the management fee prior to the termination of our management agreement with ACM in May 2017. In addition, increases in accrued compensation and headcount associated with each business’s portfolio growth also contributed to the increase.

The increase in selling and administrative expenses is comprised of $2.5 million from our Structured Business and $2.1 million from our Agency Business. The increase in both businesses is primarily due to certain costs (rent, marketing, etc.) being recorded directly by or allocated to each business in 2018 that were included in the management fee prior to the termination of the management agreement in May 2017. In addition, professional fees in both businesses increased in 2018 compared to 2017.

Impairment losses on real estate owned were $2.0 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively. During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 — Real Estate Owned for details.

The increase in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve in the third quarter of 2017 related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business.

The recovery for loan losses for the nine months ended September 30, 2018 was due to a $31.6 million settlement of a preferred equity investment with a carrying value of $29.1 million resulting in a $2.5 million recovery and $2.3 million of payments received on previously written-off loans and investments. These recoveries were partially offset by additional reserves of $3.9 million. The recovery of loan losses for the nine months ended September 30, 2017 was due to the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million and a $0.7 million reserve recovery on a multifamily bridge loan, partially offset by a $2.0 million provision on a preferred equity investment.

In July 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain in the nine months ended September 30, 2018.

The decrease in management fee — related party was due to the internalization of our management team and termination of the existing management agreement with ACM effective May 31, 2017.

(Loss) Gain on Extinguishment of Debt

The loss on extinguishment of debt in the nine months ended September 30, 2018 was due to the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes, utilizing the proceeds from our 5.25% Convertible Notes. The gain on extinguishment of debt in the nine months ended September 30, 2017 was due to our discounted purchase of $20.9 million of our junior subordinated notes with a carrying value of $19.8 million. See Note 10 — Debt Obligations for details.

Income from Equity Affiliates

The decrease in income from equity affiliates was primarily related to a $2.2 million other-than-temporary impairment recorded on one of our investments during 2018 compared with income of $1.5 million in 2017 from the redemption of an equity participation interest we held. This was partially offset by $1.2 million of income from our investment in a residential mortgage banking business during 2018, compared to a loss of $1.9 million during 2017.

Provision for Income Taxes

In the nine months ended September 30, 2018 and 2017, we recorded a tax provision of $1.1 million and $16.2 million, respectively. The provision for income taxes in the nine months ended September 30, 2018 consisted of a current tax provision of $15.6 million and a deferred tax benefit of $14.5 million and the provision for income taxes in the nine months ended September 30, 2017 consisted of a current tax provision of $16.2 million.

The provision for income taxes in the nine months ended September 30, 2018 includes the effect of the newly enacted corporate federal income tax rate of 21% on our Agency Business as a result of the Tax Reform. The provision for income taxes primarily represents federal and state taxes related to the Agency Business, which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,653,584 OP Units and 21,230,769 OP Units outstanding as of September 30, 2018 and 2017, respectively, which represented 21.4% and 25.6% of our outstanding stock at September 30, 2018 and 2017, respectively.

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

While we have been successful in obtaining proceeds from debt and equity offerings, CLOs and certain financing facilities, current conditions in the capital and credit markets have and may continue to make certain forms of financing less attractive and, in certain cases, less available. Therefore, we will continue to rely, in part, on cash flows provided by operating and investing activities for working capital.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements.

Cash Flows. Cash flows used in operating activities totaled $195.5 million during the nine months ended September 30, 2018 and consisted primarily of net cash outflows of $200.7 million as a result of loan originations exceeding loan sales in our Agency Business.

Cash flows used in investing activities totaled $550.2 million during the nine months ended September 30, 2018.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.16 billion, net of payoffs and paydowns of $688.0 million, resulted in net cash outflows of $475.9 million. Cash used in investing activities also included $63.3 million of cash used to fund holdbacks and reserves on our loans and investments and $21.6 million in cash payments to purchase B Piece bonds from SBL program securitizations.

Cash flows provided by financing activities totaled $797.3 million during the nine months ended September 30, 2018, and consisted primarily of $830.5 million of net proceeds from the issuances of a CLO and additional unsecured notes, net cash inflows of $641.5 million from debt facility activities (funded loan originations were greater than facility paydowns) and $55.9 million of net proceeds from public offerings of our common stock. These cash inflows were partially offset by outflows of $585.5 million for the redemption of a CLO and additional unsecured notes, $75.2 million distributed to our stockholders and OP Unit holders and $50.0 million for full satisfaction of the seller financing related to the Acquisition of the Agency Business.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of September 30, 2018. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $49.0 million. See Note 14 — Commitments and Contingencies for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	September 30, 2018
Debt Instruments	Commitment (1)	UPB (2)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$949,927	$679,614	$270,313	2018 - 2021
Collateralized loan obligations (3)	1,609,524	1,609,524	—	2018 - 2023
Debt Fund (3)	70,000	70,000	—	2019 - 2022
Senior unsecured notes	125,000	125,000	—	2023
Convertible unsecured senior notes	280,816	280,816	—	2019 - 2021
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	3,189,603	2,919,290	270,313

Agency Business
Credit facilities (4)	1,250,000	492,799	757,201	2018

Consolidated total	$4,439,603	$3,412,089	$1,027,514

(1)         Includes temporary increases to committed amounts which have not expired as of September 30, 2018.

(2)         Excludes the impact of deferred financing costs.

(3)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2018.

(4)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10 — Debt Obligations.

Contractual Obligations. During the nine months ended September 30, 2018, the following significant changes were made to our contractual obligations disclosed in our 2017 Annual Report:

•                  Closed CLO X issuing $441.0 million of investment grade notes to third party investors;

•                  Unwound CLO V redeeming $267.8 million of outstanding notes;

•                  Issued $264.5 million of 5.25% Convertible Notes, which were used to repurchase substantially all of our 6.50% Convertible Notes and 5.375% Convertible Notes totaling $227.4 million;

•                  Issued $125.0 million of our 5.625% Notes, which were substantially used to redeem all of our 7.375% Notes totaling $97.9 million;

•                  Repaid the $50.0 million related party financing; and

•                  Closed new and modified existing credit facilities.

See Note 10 — Debt Obligations for details and refer to Note 14 — Commitments and Contingencies for a description of our debt maturities by year and unfunded commitments as of September 30, 2018.

Off-Balance Sheet Arrangements. At September 30, 2018, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 12— Derivative Financial Instruments for details about our derivative financial instruments.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2017 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2018, there were no material changes to these policies.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income attributable to common stockholders	$27,737	$16,421	$71,093	$43,964
Adjustments:
Net income attributable to noncontrolling interest	7,799	5,661	22,347	16,596
Impairment loss on real estate owned	—	—	2,000	2,700
Depreciation - real estate owned	177	173	533	592
Depreciation - investments in equity affiliates	125	101	374	305
Funds from operations (1)	$35,838	$22,356	$96,347	$64,157
Adjustments:
Income from mortgage servicing rights	(25,216)	(18,897)	(62,787)	(56,182)
Impairment loss on real estate owned	—	—	(2,000)	(2,700)
Deferred tax (benefit) provision	(1,319)	(922)	(14,454)	15
Amortization and write-offs of MSRs	18,989	15,927	52,868	46,140
Depreciation and amortization	2,525	1,883	7,035	5,623
Net loss (gain) on changes in fair value of derivatives	4,388	(237)	2,331	2,313
Stock-based compensation	1,192	847	4,838	3,833
Adjusted funds from operations (1)	$36,397	$20,957	$84,178	$63,199

Diluted FFO per share (1)	$0.36	$0.27	$1.06	$0.81
Diluted AFFO per share (1)	$0.37	$0.25	$0.92	$0.80
Diluted weighted average shares outstanding (1)	98,435,964	83,918,117	91,133,607	78,942,919

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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$3,170,117	$7,006	$(6,607)	$14,036	$(12,259)
Interest expense from debt obligations	(2,919,290)	6,276	(6,275)	12,551	(12,551)
Total net interest income		$730	$(332)	$1,485	$292

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)         The quoted one-month LIBOR rate was 2.26% as of September 30, 2018.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $10.2 million as of September 30, 2018, while a 100 basis point decrease would increase the fair value by approximately $10.7 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2018.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2017 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

4.1	Indenture, dated as of July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee ***

4.2	Indenture, dated as of July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee ****

4.3	Form of 5.25% Convertible Senior Notes due 2021 (attached as Exhibit A to Exhibit 4.1 hereto) ***

4.4	Form of 5.25% Convertible Senior Notes due 2021 (attached as Exhibit A to Exhibit 4.2 hereto) ****

Exhibit #	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2018, filed on November 2, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                                         Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed November 13, 2003.

**                                  Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed August 4, 2017.

***                           Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed July 3, 2018.

****                    Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) filed July 20, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: November 2, 2018	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: November 2, 2018	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer