Form 10-K
period 2018-12-31
ARBOR REALTY TRUST INC
filed 2019-02-15
CIK 1253986

Use these links to rapidly review the document
TABLE OF CONTENT
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2018 (computed based on the closing price on such date as reported on the NYSE) was $632.7 million. As of February 8, 2019, the registrant had 85,358,282 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as "anticipate," "expect," "believe," "intend," "should," "could," "will," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

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

Overview

        Arbor is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business, or "Structured Business," and our Agency Loan Origination and Servicing Business, or "Agency Business." Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD") and conduit/commercial mortgage-backed securities ("CMBS") programs. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.

        Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership ("ARLP"), for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries ("TRS"), which is part of our TRS consolidated group (the "TRS Consolidated Group") and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

Business Objectives and Strategy

        Our principle business objectives are to maximize the difference between the yield on our investments and the cost of financing these investments, to grow the stable earnings associated with the servicing portfolio of our agency platform, to generate cash available for distribution and facilitate capital appreciation. We believe we can achieve these objectives and maximize the total return to our stockholders through the following investment strategies.

Investment Strategy

        The financing of multifamily and commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of our borrowers through a fully integrated, comprehensive product offering. We employ the following investment strategies:

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

        Use Our Relationships with Existing Borrowers.    We have relationships with a large borrower base nationwide and a strong reputation in the commercial real estate finance industry. Based on the experience of our originators, we can offer a wide range of customized financing solutions and can benefit from the existing customer base and use existing business to create potential refinancing opportunities.

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

        Our bridge loans are predominantly secured by first mortgage liens on the property. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers typically use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Through our Agency Business, we focus primarily on the following investment types:

        GSE and HUD Agency Lending.    We are one of 25 approved lenders that participate in Fannie Mae's DUS program and one of 23 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 11 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. Our Agency Business underwrites, originates, sells and services multifamily mortgage loans across the U.S. through these programs and also originates and sells loans through the conduit markets. Our focus is primarily on small balance loans. We retain the servicing rights and asset management responsibilities on substantially all loans made under the GSE and HUD programs.

Other Investment Opportunities

        Real Property.    We have, and may in the future, obtain real estate by foreclosure, through partial or full settlement of mortgage debt related to our loans. We may identify such assets and initiate an asset-specific plan to maximize the value of the investment, which may include appointing a third party property manager, renovating the property, leasing or increasing occupancy, or selling the asset. As such, these transactions may require the use of additional capital prior to completion of the specific plan.

        Freddie Mac SBL Program Securities.    We have, and may in the future, invest in bond securities issued by Freddie Mac SBL securitizations from loans originated under the Freddie Mac SBL program. These securities are carried at cost and are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, over the expected remaining life of the related security as a yield adjustment.

Structured Business Portfolio Overview

        Product type and asset class information about our loan and investment portfolio as of December 31, 2018 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge Loans	Multifamily	131	$2,194,147	6.97%	18.7
	Self Storage	13	301,830	7.16%	21.1
	Land	8	136,295	1.32%	7.5
	Healthcare	6	122,775	8.15%	26.0
	Office	5	122,167	7.14%	14.9
	Other	4	115,600	8.48%	18.1

		167	2,992,814	6.84%	18.5

Preferred Equity	Multifamily	8	179,081	8.02%	78.8
	Other	2	2,580	5.12%	22.2

		10	181,661	7.97%	78.0

Mezzanine Loans	Multifamily	5	54,692	10.25%	14.3
	Hotel	1	19,975	15.50%	20.0
	Land	2	15,333	4.70%	6.8
	Other	5	18,867	11.06%	59.6

		13	108,867	10.57%	22.1

Total		190	$3,283,342	7.02%	22.0

(1)
"Weighted Average Pay Rate" is a weighted average, based on each loans unpaid principal balances ("UPB"), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

        Asset class and geographic information for our loan and investment portfolio as of December 31, 2018 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Location	UPB	Percentage
Multifamily	$2,427,920	74%	New York	$746,333	23%
Self Storage	301,830	9%	Texas	574,868	18%
Land	151,628	5%	Georgia	236,093	7%
Office	132,047	4%	California	191,316	6%
Healthcare	122,775	4%	Other(1)	1,534,732	46%
Other	147,142	4%

Total	$3,283,342	100%	Total	$3,283,342	100%

(1)
No other individual state represented 4% or more of the total.

        The overall yield on our loan and investment portfolio in 2018 was 6.97% on average assets of $3.26 billion. This yield was computed by dividing the interest income earned during 2018 by the average assets during 2018. Our cost of funds in 2018 was 5.20% on average borrowings of $2.65 billion. This cost of funds was computed by dividing the interest expense incurred during 2018 by the average borrowings during 2018. As of December 31, 2018, our loan and investment portfolio was comprised of 88% floating rate loans and 12% fixed rate loans.

        We also own unconsolidated investments in equity affiliates totaling $21.6 million, which consists primarily of a joint venture formed to invest in a residential mortgage banking business.

Agency Business Lending and Servicing Overview

        One of the Agency Business's primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans under GSE and HUD programs. Loans originated under GSE and HUD programs are generally sold within 60 days from the loan origination date. Our loan activity in 2018 was comprised of originations totaling $5.12 billion and sales totaling $4.92 billion. Our gains and fees as a percentage of our loan sales volume ("sales margin,") was 142 basis points for 2018.

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

        Product and geographic concentration information about our Agency Business servicing portfolio as of December 31, 2018 is as follows ($ in thousands):

Product Concentrations						Geographic Concentrations
Product	Loan Count	UPB	Percent of Total	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (years)	State	UPB
Fannie Mae	2,232	$13,562,667	73%	51.3	7.4	Texas	20%
Freddie Mac	1,415	4,394,287	24%	30.8	10.8	North Carolina	10%
FHA	91	644,687	3%	15.5	19.6	New York	8%

Total	3,738	$18,601,641	100%	45.2	8.6	California	8%

						Georgia	6%
						Florida	6%
						Other(1)	42%

						Total	100%

(1)
No other individual state represented 4% or more of the total.

Management Agreement

        In connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM" or our "Former Manager") in the third quarter of 2016 (the "Acquisition"), we had the option to fully internalize our management team and terminate the management agreement we had with ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement for $25.0 million. In addition, we also entered into a shared services agreement with ACM where we provide limited support services to ACM and it reimburses us for the costs of performing such services.

Operations

        The following describes our lending and investment process for both our Structured and Agency Businesses.

        Origination.    We have a network of sales offices in California, Georgia, Indiana, Massachusetts, New Jersey, New York, Oklahoma and Texas that staff approximately 23 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower's needs. Loan originators in every sales office are able to offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

        Underwriting and Risk Management.    Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines below to determine the loan's conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines require evaluation of the following:

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

  •
  Third party appraisal, environmental review, flood certification, zoning and engineering studies;

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

        With respect to our Fannie Mae loans, we maintain concentration limits to further mitigate risk. Geographic concentrations of such loans are limited, based on regional employment concentration and trends, and we limit the aggregate amount of such loans subject to full risk-sharing for any one borrower and elect to use modified risk-sharing for such loans of more than $50.0 million, in accordance with Fannie Mae requirements. We also rely heavily on loan surveillance and credit risk management. We have a dedicated group of employees whose sole function is to monitor and analyze loan performance from closing to payoff, with the primary goal of managing and mitigating risk within the Fannie Mae portfolio.

        We continuously refine our underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

        Investment Approval Process.    We apply an established investment approval process to all loans and other investments proposed for our Structured Business portfolio before submitting each proposal for final approval. A written report is generated for every loan or other investment that is submitted to our credit committee for approval, which consists of our chief executive officer, chief credit officer and executive vice president of structured finance. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. The report also includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. All transactions require the approval of a majority of the members of our credit committee. Following the approval of a transaction, our underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform to lending requirements established for that particular transaction.

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

        Servicing.    We service all loans and investments through our internal loan servicing department in Depew, New York. Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. The servicing group works closely with our asset management group to ensure the appropriate level of customer service and monitoring of loans.

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

        Our structured finance investments are financed primarily by collateralized loan obligations ("CLOs"), credit facilities and repurchase agreements with institutional lenders, and senior and convertible debt instruments. Although we expect that these will be the principal means of leveraging these investments, we may issue common stock, preferred stock or secured, unsecured or convertible notes of any maturity if it appears advantageous to do so.

        Our Agency Business finances loan originations with several committed and uncommitted warehouse credit facilities on a short-term basis, as these loans are generally transferred or sold within 60 days from the loan origination date. We also meet our restricted liquidity requirements and purchase and loss obligations with Fannie Mae and Freddie Mac through letters of credit issued by a financial institution.

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

        We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is worthwhile.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM has approximately 19% of the voting interest in our stock as of December 31, 2018. Our chairman and chief executive officer is also the chief executive officer of ACM and beneficially owns approximately 75% of the outstanding membership interests of ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. Our general counsel is also the general counsel to ACM. Our chief financial officer is the chief financial officer of ACM. Our treasurer is the treasurer of ACM. Our chief executive officer, one of our directors, general counsel, chief financial officer and treasurer, as well as our executive vice president of structured finance, executive vice president of structured securitization and chief credit officer, are members of ACM's executive committee and, excluding our chief executive officer, own minority membership interests in ACM.

        We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:

  •
  Our charter requires that a majority of our Board of Directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers; and

  •
  Decisions concerning our participation in any transaction with ACM, or its affiliates, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved by a majority of our independent directors.

        Our Board of Directors has approved the operating policies and the strategies set forth above. Our Board of Directors has the power to modify or waive these policies and strategies without the consent of our stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affects the policies and strategies mentioned herein, or that change our assessment of the market, may cause our Board of Directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or a transaction between us, and ACM, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consists of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

Federal and State Regulation of Commercial Real Estate Lending Activities

        Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the U.S. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities and conduct with borrowers, establish maximum interest rates, finance charges and other charges require disclosures to borrowers and prohibit illegal discrimination. Although many states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers and loan servicers and adequate disclosure of certain contract terms. We are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the U.S. Department of the Treasury's Office of Foreign Asset Control and other federal and state securities laws and regulations. These legal and regulatory requirements that apply to us are subject to change from time to time and may become more restrictive, making compliance with applicable requirements more difficult, expensive or otherwise restrict our ability to conduct our business in the manner that it is now conducted.

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

Competition

        We face significant competition across our business, including, but not limited to, other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, some of which may have greater name recognition, financial resources and lower costs of capital available to them. In addition, there are numerous institutions with asset acquisition objectives similar to ours, and others may be organized in the future which may increase competition. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans, our origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating the loans that we have targeted.

        We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry experience, including the knowledge of local and national commercial real estate market conditions, loan product expertise and the ability to analyze and manage credit risk. Our competitors also seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate our industry knowledge and experience, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE/HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors, or enhance the competitive strength of our existing competitors.

        Although we believe we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter increased competition in the future that could limit our ability to compete effectively.

Employees

        At December 31, 2018, we employed 468 individuals, none of which are represented by a union or subject to a collective bargaining agreement.

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

Item 1A.    Risk Factors

        Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline. The below listed risk factors should not be considered an all-inclusive list. New risk factors emerge periodically and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on our Structured and Agency Businesses.

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

The implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

        The Financial Accounting Standards Board ("FASB") has adopted a new accounting standard that will be effective for us beginning in 2020. This standard, referred to as Current Expected Credit Loss, or "CECL," will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and debt securities, including loans sold to certain GSEs, and recognize the expected credit losses through the statement of income. This will change the current method of providing credit losses that are probable, which we expect may require us to increase our credit losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of expected losses. Any increase in our credit losses, or expenses incurred to determine the appropriate level of credit losses, may have a material adverse effect on our financial condition and results of operations.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        We perform a quarterly evaluation of our loans to determine whether an impairment charge is necessary and adequate to absorb probable losses. The valuation process for our loan and investment portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

The price of our common stock may be volatile.

        The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies; our financial performance; and general stock and bond market conditions.

        The market value of our stock is based primarily on the market's perception of our growth potential and our current and potential future earnings and dividends. Consequently, our stock may trade at prices that are higher or lower than our book value per share of stock. If our future earnings or dividends are less than expected, it is likely that the market price of our stock will diminish.

        Furthermore, in recent years, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our stock. If the market price of our stock declines, you may not realize any return on your investment in us and may lose some or all of your investment.

        In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management's attention from other business concerns, which could also harm our business.

A declining portfolio could adversely affect the returns from our investments.

        Conditions in the capital markets could lead to a reduction in our loan and investment portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

Changes in interest rates could have an adverse effect on our net investment income.

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

        On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is unclear whether or not LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S.

dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate with borrowers and financing institutions that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our cost of capital and interest income cannot yet be determined.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

        Our future success depends, to a significant extent, upon the continued services of key personnel. In particular, the mortgage lending experience of our chief executive officer and executive vice president of structured finance and the extent and nature of relationships they have developed with developers and owners of multifamily and commercial properties and other financial institutions, are critical to our success. We cannot assure their continued employment as our officers. The loss of services of one or more members of our management team could harm our business and our prospects.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key customers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

        We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we can motivate or retain them but at higher costs, we could be materially and adversely affected.

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

        In our Structured Business, we invest in preferred equity investments, which involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to other loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property underlying our investment. As a result, we may not recover some or all of our investment.

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

        In our Structured Business, we invest in junior participation loans, which are mortgage loans typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the junior participation loan after payment is made to the senior note holder. Since each transaction is privately negotiated, junior participation loans can vary in their structural characteristics and risks. For example, the rights of holders of junior participation loans to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each junior participation investment. A junior participation may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with a subordinate position in any investment we make could subject us to increased risk of losses.

We invest in multifamily and commercial real estate loans, which may involve a greater risk of loss than single family real estate loans.

        Our investments include multifamily and commercial real estate loans that may involve a higher degree of risk than single family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity and provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

Volatility of values of multifamily and commercial properties may adversely affect our loans and investments.

        Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced in past years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could negatively impact our operating results.

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

        Our ability to manage our structured portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation in an underlying investment; co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring noncontrolling interests; or rely on independent third party management or strategic partners with respect to the management of an asset. Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner may have financial difficulties resulting in a negative impact on such assets and may have economic or business interests or goals which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners.

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

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations. See Note 15—Commitments and Contingencies for information on our current litigation.

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

        Future legislation could impose additional financial obligations or restrictions with respect to our business. The past economic environment has placed an increased level of scrutiny on the financial services sector, which led to the signing of the Dodd-Frank Act in 2010. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. It is difficult to predict the exact nature of any future legislation or regulatory initiatives and the extent to which such legislation or regulation, if any, will impact our business, financial condition, or results of operations.

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

Conservatorships of the GSEs

        The Federal Housing Finance Agency ("FHFA,") the GSEs' regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs' assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets, what forms they will have and whether they will continue to exist following conservatorship. In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of "contraction" of the GSEs' multifamily businesses to "maintaining" the businesses.

Housing Finance Reform

        In the past few years, members of Congress have introduced several bills to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs' activities prior to being wound down or placed into receivership. The Trump Administration has made comments indicating that housing finance reform may be on its agenda, however, it is unclear at this time what its goals are with respect to the future of the GSE's.

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

        In November 2018, the FHFA released the GSE 2019 Scorecard ("2019 Scorecard,") which established Fannie Mae's and Freddie Mac's loan origination caps at $35.0 billion ("2019 Caps") each for the multifamily finance market, equal to the 2018 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2019 Caps. The 2019 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2019 Caps accordingly, however, the FHFA will not reduce the 2019 Caps in the event that the multifamily market is smaller than anticipated. The 2019 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, multifamily loans that finance energy or water efficiency improvements must now project a minimum 30% reduction in whole property energy and water consumption and a minimum of 15% of the reduction must be in energy consumption. FHFA is also adding a data collection requirement for all excluded Green Rewards and Green Up/Green Up Plus loans, which requires engagement of a third-party data collection firm prior to closing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations resulting from the 2019 Caps, or otherwise, would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Our Agency Business is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral with Fannie Mae and we are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2018, the Agency Business had pledged $44.0 million as collateral against future losses under $13.56 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2018, the Agency Business's allowance for loss-sharing balance was $34.3 million. We cannot ensure that this balance will be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

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

        Our Agency Business sells loans directly to Freddie Mac who may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition and other market conditions.

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

A significant portion of our Agency Business's revenue is derived from loan servicing fees and declines in, or terminations of, servicing engagements, or breaches of servicing agreements, could have a material adverse effect on us.

        We expect that loan servicing fees will constitute a significant portion of our Agency Business's revenues for the foreseeable future. Nearly all of these fees are derived from loans that have been originated by us and sold through GSE and HUD programs. A decline in the number or value of loans that the Agency Business originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee, which may not compensate us fully for the loss of the future servicing revenue. The Agency Business is also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide required notices. If we fail to perform, or we breach our servicing obligations to the GSEs or HUD, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect our financial results.

We satisfy all of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit became unavailable to us for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

        Our Agency Business is required to pledge restricted cash as collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of loss sharing agreements with Fannie Mae. As of December 31, 2018, this requirement totaled $43.0 million and was fully satisfied with a $44.0 million letter of credit issued to Fannie Mae by one of our lenders. We have an additional $1.0 million available under this letter of credit and then will be required to post cash for any future increases in this collateral requirement. Our letter of credit facility expires in September 2020. The facility is collateralized by the servicing cash flow generated from the Agency Business's Fannie Mae portfolio and contains certain financial and other covenants. If we fail to satisfy any of these covenants, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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

        We generally finance our Structured Business loans and investments through a variety of means, including CLOs, credit facilities, senior and convertible debt instruments, and other structured financings. We generally finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions deteriorate, we cannot assure that these sources are feasible as a means of financing as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of financing as credit and repurchase facilities may not accommodate our needs. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

        We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage by financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the leverage to fixed rate using hedging strategies. Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

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

We may guarantee some of the leverage and contingent obligations of our subsidiaries.

        We may guarantee the performance of the obligations of our subsidiaries in the future, including but not limited to any repurchase agreements, derivative agreements, and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital we initially may invest/commit to under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

        The terms of CLOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CLO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes, which may be held by us, may be redirected to repay senior classes of CLOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive interest payments from assets pledged to secure CLOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CLOs will increase. With respect to future CLOs we may issue, we cannot assure, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

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

        We receive, maintain, and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are not aware of any data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks that may have occurred in the past; however, our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses that may have been incurred as a result of misappropriation. In such an instance, we may also be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information.

Risks Related to Our Corporate and Ownership Structure

We are significantly influenced by ACM and our chief executive officer.

        Our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 75% of the outstanding membership interests of ACM. ACM has approximately 19% of the voting power of our outstanding stock as of December 31, 2018. As a result of our chief executive officer's beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 20%

of the voting power of our outstanding stock as of December 31, 2018. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series (excluding operating partnership units ("OP Units")), unless an exemption is granted by the Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing our chief executive officer and ACM, in relation to our chief executive officer's controlling equity interest, a former director, as well as four outside investors, to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2019, 2020 and 2021, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

        We conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through taxable subsidiary corporations, the income of which would be subject to federal and state income tax.

The Agency Business may have adverse tax consequences.

        As REITs, we and Arbor Realty SR, Inc. generally are unable to directly hold certain assets and operations in connection with the Agency Business. As a result, we are holding those assets and operations through our taxable REIT subsidiaries (each, a TRS) of Arbor Realty SR, Inc., which is subject to regular corporate income tax. Moreover, under the REIT asset tests, no more than 20% of our total gross assets may consist of the stock or other securities of one or more TRSs. In addition, although dividends payable by TRSs constitute qualifying income for purposes of the 95% REIT gross income test, they are non-qualifying income for purposes of the 75% REIT gross income test. Accordingly, if the value of our Agency Business or the income generated thereby increases relative to the value of our other, REIT-compliant assets and income, we or Arbor Realty SR, Inc. may fail to satisfy one or more of the requirements applicable to REITs. Although the Agency Business is not expected to adversely affect our ability, or that of Arbor Realty SR, Inc., to continue to qualify as a REIT in the future, no assurances can be given in that regard.

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

        To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting securities, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 20% of the value of our total assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

        As a REIT, we are generally required to distribute at least 90% of our REIT-taxable income each year to our stockholders. In order to qualify for the tax benefits afforded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT-taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of a future downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends. The timing and amount of dividends are in the sole discretion of our Board of Directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant.

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

        To qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our REIT-taxable income, subject to certain adjustments, to our stockholders each year. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

        The Tax Cuts and Jobs Act enacted in 2017 ("Tax Reform") made substantial changes to the Internal Revenue Code. Among those changes for corporations, beginning in 2018, the corporate federal tax rate (which impacts our TRS) has been permanently reduced from 35% to 21%; various deductions have been eliminated or modified, including substantial limitations on the deductibility of interest; and the deductions of net operating losses are subject to certain additional limitations. Changes that impact individuals and non-corporate taxpayers (which in certain cases apply on a temporary basis subject to "sunset" provisions) include a reduction in the top marginal rate to 37%; capital gain income (including capital gain dividends that we pay) remains subject to tax at 20%; and

ordinary dividends paid by a REIT (including dividends that we pay that are not capital gain dividends or "qualified dividend income") are generally eligible for a 20% deduction off of the applicable marginal rate. Therefore, the top marginal rate on such dividends is generally 29.6% (80% of the top marginal rate of 37%).

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

        Furthermore, certain provisions of the Tax Reform still require guidance through the issuance of treasury regulations in order to assess their effect. There may be a substantial delay before the issuance of such treasury regulations, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be further technical corrections legislation proposed with respect to the provisions of the Tax Reform, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Item 3.    Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than the litigation described in Note 15—Commitments and Contingencies—Litigation of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." On February 8, 2019, there were 35,558 record holders of our common stock, including persons holding shares in broker accounts under street names. The closing sale price for our common stock, as reported on the NYSE on February 8, 2019, was $11.90.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2018 regarding the 2017 Amended Omnibus Stock Incentive Plan, as amended and restated (the "2017 Plan"), which is our only equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Plan	0	N/A	2,530,598
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	2,530,598

Performance Graph

        The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2013 to December 31, 2018. The graph assumes a $100 investment on January 1, 2014 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from S&P Global Market Intelligence.

Total Return Performance

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Arbor Realty Trust, Inc.	100.00	109.51	126.04	143.40	181.52	235.95
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
NAREIT All REIT Index	100.00	127.15	130.06	142.13	155.30	148.94
FTSE NAREIT Mortgage REITs Index	100.00	117.88	107.42	131.96	158.08	154.09

        In accordance with SEC rules, this "Performance Graph" section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this report ($ in thousands, except per share data).

	Year Ended December 31,
	2018	2017	2016(1)	2015	2014
Operating Data:
Net interest income	$97,950	$66,105	$55,089	$64,933	$58,813
Total other revenue	233,131	190,487	94,511	27,936	34,287
Total other expenses	169,454	149,889	110,920	74,067	68,649
Total other (losses) gains, net	(3,845)	4,165	24,626	34,627	68,597
Provision for income taxes	(9,731)	(13,359)	(825)	—	—
Net income	148,051	97,509	62,481	53,429	93,048
Preferred stock dividends	7,554	7,554	7,554	7,554	7,256
Net income attributable to common stockholders	108,312	65,835	42,796	45,875	85,792
Share Data:
Income per share, basic(2)	1.54	1.14	0.83	0.90	1.71
Income per share, diluted(2)	1.50	1.12	0.83	0.90	1.70
Dividends declared per common share	1.13	0.72	0.62	0.58	0.52

	December 31,
	2018	2017	2016(1)	2015	2014
Balance Sheet Data:
Loans and investments, net	$3,200,145	$2,579,127	$1,695,732	$1,450,334	$1,459,476
Total assets	4,612,175	3,625,945	2,970,786	1,827,392	1,866,494
Total debt	3,314,869	2,531,236	2,018,118	1,173,189	1,246,080
Redeemable preferred stock	89,502	89,508	89,508	89,296	89,296
Total equity	1,065,566	864,556	747,038	565,091	535,455

	Year Ended December 31,
	2018	2017	2016(1)	2015	2014
Loan Volume Data:
Structured Business Originations
New loan originations	$1,656,020	$1,842,974	$847,683	$828,218	$900,666
Loan payoffs / paydowns	955,575	924,120	553,409	828,670	972,312
Agency Business Originations
Fannie Mae	$3,332,100	$2,929,481	$1,668,581	$—	$—
Freddie Mac	1,587,958	1,322,498	456,422	—	—
FHA	153,523	189,087	24,630	—	—
CMBS/Conduit	50,908	21,370	—	—	—

Total	$5,124,489	$4,462,436	$2,149,633	$—	$—

Total loan commitment volume	$5,104,072	$4,344,328	$2,129,720	$—	$—

	Year Ended December 31,
	2018	2017	2016(1)	2015	2014
Agency Business Loan Sales
Fannie Mae	$3,217,006	$3,223,953	$1,130,392	$—	$—
Freddie Mac	1,540,483	1,399,029	332,320	—	—
FHA	115,747	170,554	29,673	—	—
CMBS/Conduit	50,908	21,370	—	—	—

Total(3)	$4,924,144	$4,814,906	$1,492,385	$—	$—

Sales margin (fee-based services as a % of loan sales)	1.42%	1.51%	1.65%	—	—

MSR rate (MSR income as a % of loan commitments)	1.94%	1.77%	2.11%	—	—

Other Data:
Funds from operations(4)	$143,704	$94,330	$56,883	$43,902	$92,078
Adjusted funds from operations(4)	113,055	83,880	48,992	58,262	95,422
Funds from operations per share, diluted(4)	1.53	1.17	0.92	0.86	1.83
Adjusted funds from operations per share, diluted(4)	1.21	1.04	0.79	1.14	1.89

(1)
The 2016 information includes the operating results and financial data of the Acquisition, which was completed on July 14, 2016. See Note 21—Segment Information for details of the operating results and financial data pertaining to the Agency Business acquired.

(2)
Excluding the impact of a $58.1 million non-cash net gain on the sale of an equity interest in 2014, basic and diluted income per share for the year ended December 31, 2014 would have each been $0.55.

(3)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

(4)
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

        Income earned from our structured transactions.    Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. If interest rates continue to rise, it is likely that income from these investments will continue to be significantly impacted, particularly from our investment in a residential mortgage banking business, since rising interest rates generally decrease the demand for residential real estate loans and the number of loan originations. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

Significant Developments During 2018

        Capital Markets Activity.    We raised $546.5 million of capital, primarily through two issuances of additional senior debt and two public offerings of our common stock. We used a significant portion of the proceeds from these capital raises and the issuance of shares of our common stock to redeem substantially all of our higher cost senior debt. The remaining net proceeds of $217.1 million were used to make investments and for general corporate purposes. See Note 11—Debt Obligations and Note 17—Equity for details.

Financing Activity.

  •
  We increased the capacity in our credit facilities and repurchase agreements by approximately $1.00 billion, which primarily includes a $400.0 million increase to an existing Agency Business repurchase facility, a $250.0 million increase to the Agency Business ASAP agreement and a $150.0 million temporary increase to an Agency Business credit facility, which expired in January 2019 (see Note 11—Debt Obligations for details);

  •
  We closed our tenth collateralized securitization vehicle (CLO X) totaling $560.0 million of real estate related assets and cash, of which $441.0 million of investment grade notes were issued to third party investors and $53.2 million of below investment-grade notes and a $65.8 million equity interest in the portfolio were retained by us;

  •
  We completed the unwind of CLO V, redeeming $267.8 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO X), as well as with cash held by CLO V, and expensed $1.3 million of deferred financing fees into interest expense; and

  •
  We paid $50.0 million in full satisfaction of the preferred equity interest financing agreement we entered into with ACM to finance a portion of the Acquisition purchase price.

        Dividend.    We raised our quarterly common dividend twice during 2018 to $0.27 per share, a 42% increase over the dividend declared in the fourth quarter of 2017 of $0.19 per share. In addition, in December 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in a combination of $2.5 million of cash and 901,432 common shares in January 2019.

Agency Business Activity.

  •
  Loan originations and sales totaled $5.12 billion and $4.92 billion, respectively; and

  •
  Our fee-based servicing portfolio grew 15% to $18.60 billion from $16.21 billion at December 31, 2017.

Structured Business Activity.

  •
  Our Structured loan and investment portfolio grew 24% to $3.28 billion on loan originations totaling $1.66 billion, partially offset by loan runoff totaling $955.6 million;

  •
  We received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain; and

  •
  We recorded a net total provision for loan losses of $8.4 million, primarily related to a $12.3 million provision recorded on six loans secured by a land development project, partially offset by reserve recoveries of $3.1 million related to previously written-off loans and investments. See Note 3—Loans and Investments for details.

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

        The Federal Reserve increased its targeted federal rate 100 basis points during 2018 and 175 basis points over the past two years. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at relatively low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

        The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy, including the recently enacted Tax Reform, which went into effect beginning in 2018. As a result of the Tax Reform, we realized a benefit from the reduction of the corporate federal income tax rate from 35% to 21%, as our Agency Business operates in a TRS. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

        We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2018, the FHFA released the 2019 Scorecard, which established Fannie Mae's and Freddie Mac's 2019 Caps at $35.0 billion each for the multifamily finance market, mirroring the 2018 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2019 Caps. The 2019 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2019 Caps accordingly, however, the FHFA will not reduce the 2019 Caps in the event that the multifamily market is smaller than anticipated. The 2019 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, multifamily loans that finance energy or water efficiency improvements must now project a minimum 30% reduction in whole property energy and water consumption and a minimum of 15% of the reduction must be in energy consumption. FHFA is also adding a data collection requirement for all excluded Green Rewards and Green Up/Green Up Plus loans, which requires engagement of a third-party data collection firm prior to closing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

        The commercial real estate markets remain strong, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets. In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline and/or rent growth subsides, it may limit our new mortgage loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties. Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

        The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio. We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, since 2013, the levels of modifications and delinquencies have generally declined as property values have increased and borrowers' access to financing has improved. If the markets were to deteriorate and the U.S. experienced a prolonged economic downturn, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2018 to December 31, 2017:

        Restricted cash increased $41.2 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

        Our Structured loan and investment portfolio balance was $3.28 billion and $2.65 billion at December 31, 2018 and 2017, respectively. This increase was primarily due to loan originations exceeding payoffs and other reductions by $700.4 million. See below for details.

        Our portfolio had a weighted average current interest pay rate of 7.02% and 6.28% at December 31, 2018 and 2017, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.66% and 6.99% at December 31, 2018 and 2017, respectively. Advances on our financing facilities totaled $2.89 billion and $2.24 billion at December 31, 2018 and 2017, respectively, with a weighted average funding cost of 4.66% and 4.12%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 5.24% and 4.83% at December 31, 2018 and 2017, respectively.

        Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Year Ended December 31,
	2018	2017
Loans originated	$1,656,020	$1,842,974
Number of loans	90	93
Weighted average interest rate	7.36%	7.04%
Loans paid-off / paid-down	$955,575	$924,120
Number of loans	79	64
Weighted average interest rate	7.60%	7.10%
Loans extended	$425,162	$426,183
Number of loans	27	48

        Loans held-for-sale from the Agency Business increased $184.2 million, primarily related to loan originations exceeding loan sales during 2018 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Loan Originations	Loan Sales
Fannie Mae	$3,332,100	$3,217,006
Freddie Mac	1,587,958	1,540,483
FHA	153,523	115,747
CMBS/Conduit	50,908	50,908

Total	$5,124,489	$4,924,144

        Capitalized mortgage servicing rights increased $21.2 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At December 31, 2018, the weighted average estimated life remaining of our MSRs was 7.6 years.

        Securities held-to-maturity increased $48.5 million as a result of additional purchases of B Piece bonds from Freddie Mac SBL program securitizations. See Note 7—Securities Held-to-Maturity for details.

        Other assets increased $23.8 million, primarily due to an increase in interest and other receivables from new loan originations, as well as increases in the fair market value of our rate lock commitments and deferred tax assets in our Agency Business.

Liabilities—Comparison of balances at December 31, 2018 to December 31, 2017:

        Credit facilities and repurchase agreements increased $607.1 million, primarily due to funding of new structured loan activity and an increase in financings on our loans held-for-sale, as a result of loan originations exceeding loan sales during 2018.

        Collateralized loan obligations increased $175.1 million, primarily due to the issuance of a new CLO, where we issued $441.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $267.8 million.

        Senior unsecured notes increased $27.2 million, primarily due to the issuance of $125.0 million aggregate principal amount of our 5.625% senior unsecured notes, partially offset by the full redemption of our 7.375% Notes totaling $97.9 million.

        Convertible senior unsecured notes, net increased $23.5 million, primarily due to the issuance of $264.5 million of 5.25% Convertible Notes, partially offset by the settlements of $138.3 million of our 5.375% Convertible Notes and $99.9 million of our 6.50% Convertible Notes.

        In January 2018, we paid $50.0 million in full satisfaction of the related party financing entered into with ACM to finance a portion of the Acquisition purchase price.

        Due to borrowers decreased $21.2 million, primarily due to a decrease in funds held on loan originations.

        Other liabilities increased $19.0 million, primarily due to the accrual of the special dividend declared by our Board of Directors in December 2018.

Equity

        We completed a public offering where we sold 8,700,000 shares of our common stock for $11.57 per share, and received net proceeds of $100.5 million. We used a portion of the net proceeds from this offering to purchase an aggregate of 870,000 shares of our common stock from our chief executive officer, ACM and an estate planning family vehicle established by our chief executive officer, at the same price the underwriters paid to purchase the shares.

        We completed a public offering where we sold 5,500,000 shares of our common stock for $8.72 per share, and received net proceeds of $47.8 million.

        We issued 7,296,893 shares of our common stock in connection with the initial exchanges and subsequent settlements of our 5.375% Convertible Notes and 6.50% Convertible Notes.

Distributions

        The following table presents dividends declared (on a per share basis) for 2018:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
December 13, 2018(2)	$0.15	October 31, 2018	$0.515625	$0.484375	$0.53125
October 31, 2018	$0.27	August 1, 2018	$0.515625	$0.484375	$0.53125
August 1, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	February 2, 2018	$0.515625	$0.484375	$0.53125
February 21, 2018	$0.21

(1)
The dividend declared on October 31, 2018 was for September 1, 2018 through November 30, 2018. The dividend declared on August 1, 2018 was for June 1, 2018 through August 31, 2018. The dividend declared on May 2, 2017 was for March 1, 2018 through May 31, 2018. The dividend declared on February 3, 2018 was for December 1, 2017 through February 28, 2018.

(2)
On December 13, 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in a combination of $2.5 million of cash and 901,432 common shares in January 2019.

        Common Stock—On February 13, 2019, the Board of Directors declared a cash dividend of $0.27 per share of common stock. The dividend is payable on March 20, 2019 to common stockholders of record as of the close of business on March 1, 2019.

        Preferred Stock—On February 1, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of

7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2018 through February 28, 2019 and are payable on February 28, 2019 to preferred stockholders of record on February 15, 2019.

Deferred Compensation

        In 2018, we issued 329,028 shares of restricted stock to our employees, including our chief executive officer, and 67,002 shares to the independent members of the Board of Directors. We also issued up to 381,503 performance-based restricted common stock units and 294,985 shares of performance-based restricted stock to our chief executive officer. See Note 17—Equity for details.

Comparison of Results of Operations for Years Ended 2018 and 2017

        The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2018	2017	Amount	Percent
Interest income	$251,768	$156,177	$95,591	61%
Interest expense	153,818	90,072	63,746	71%

Net interest income	97,950	66,105	31,845	48%

Other revenue:
Gain on sales, including fee-based services, net	70,002	72,799	(2,797)	(4)%
Mortgage servicing rights	98,839	76,820	22,019	29%
Servicing revenue, net	46,034	29,210	16,824	58%
Property operating income	10,095	10,973	(878)	(8)%
Other income, net	8,161	685	7,476	nm

Total other revenue	233,131	190,487	42,644	22%

Other expenses:
Employee compensation and benefits	110,470	92,126	18,344	20%
Selling and administrative	37,074	30,738	6,336	21%
Property operating expenses	10,431	10,482	(51)	0%
Depreciation and amortization	7,453	7,385	68	1%
Impairment loss on real estate owned	2,000	3,200	(1,200)	(38)%
Provision for loss sharing (net of recoveries)	3,843	(259)	4,102	nm
Provision for loan losses (net of recoveries)	8,353	(456)	8,809	nm
Littigation settlement gain	(10,170)	—	(10,170)	nm
Management fee—related party	—	6,673	(6,673)	nm

Total other expenses	169,454	149,889	19,565	13%

Income before extinguishment of debt, income from equity affiliates and income taxes	161,627	106,703	54,924	51%
(Loss) gain on extinguishment of debt	(5,041)	7,116	(12,157)	nm
Income (loss) from equity affiliates	1,196	(2,951)	4,147	nm
Provision for income taxes	(9,731)	(13,359)	3,628	(27)%

Net income	148,051	97,509	50,542	52%

Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	32,185	24,120	8,065	33%

Net income attributable to common stockholders	$108,312	$65,835	$42,477	65%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$2,769,871	$196,847	7.11%	$1,775,793	$118,396	6.67%
Preferred equity investments	162,740	16,354	10.05%	105,947	9,335	8.81%
Mezzanine / junior participation loans	88,884	10,909	12.27%	96,329	7,616	7.91%

Core interest-earning assets	3,021,495	224,110	7.42%	1,978,069	135,347	6.84%
Cash equivalents	233,646	2,640	1.13%	198,860	1,179	0.59%

Total interest-earning assets	$3,255,141	$226,750	6.97%	$2,176,929	$136,526	6.27%

Structured Business interest-bearing liabilities:
CLO	$1,519,870	$68,469	4.50%	$983,807	$39,442	4.01%
Warehouse lines	527,932	24,120	4.57%	223,856	9,531	4.26%
Unsecured debt	378,994	32,285	8.52%	214,634	18,018	8.39%
Trust preferred	154,379	7,892	5.11%	155,692	6,420	4.12%
Debt fund	68,255	4,953	7.26%	8,978	530	5.90%
Interest rate swaps	—	—	—	—	195	—

Total interest-bearing liabilities	$2,649,430	137,719	5.20%	$1,586,967	74,136	4.67%

Net interest income		$89,031			$62,390

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        The increase in interest income is primarily due to an increase of $90.2 million, or 66%, from our Structured Business, which was primarily the result of a 53% increase in our average core interest-earning assets (due to loan originations exceeding loan runoff) and an 8% increase in the average yield on core interest-earning assets (largely due to increases in the average LIBOR rate, partially offset by lower fee income received from accelerated runoff).

        The increase in interest expense is primarily due to an increase of $63.6 million, or 86%, from our Structured Business, partially offset by a decrease of $3.5 million from the pay off in January 2018 of the seller financing entered into in connection with the Acquisition. The increase from our Structured Business was primarily due to a 67% increase in the average balance of our interest-bearing liabilities and an 11% increase in the average cost of our interest-bearing liabilities. The increase in the average debt balance was due to growth in our loan portfolio, resulting in the issuance of additional CLOs, unsecured debt and a Luxembourg commercial real estate debt fund ("Debt Fund"). The increase in the average cost of our interest-bearing liabilities was primarily due to $5.3 million of accelerated deferred financing costs recorded in 2018 related to the redemption of unsecured debt and the unwind of a CLO, along with an increase in the average LIBOR rate.

Agency Business Revenue

        The increase in income from MSRs was primarily due to a $759.7 million, or 17%, increase in loan commitment volume, along with a 10% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.77% to 1.94% in 2018.

        The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to an increase in the average LIBOR rate. Our servicing portfolio increased 15% from $16.21 billion at December 31, 2017 to $18.60 billion at December 31, 2018. Our servicing revenue, net in 2018 and 2017 included $48.1 million and $47.2 million, respectively, of amortization expense.

        The increase in other income, net was comprised primarily of a $6.0 million increase due to changes in the fair value of rate lock commitments in our Agency Business. See note 14—Fair Value for details.

Other Expenses

        The increase in employee compensation and benefits expense is comprised of $10.4 million from our Agency Business and $7.9 million from our Structured Business. The increase in both businesses is partially due to compensation expense recorded directly by each business for the full year of 2018 associated with the employees that transferred to us as a result of the internalization of our management team in May 2017. Such costs were previously charged through the management fee prior to the termination of our management agreement with ACM. In addition, higher compensation costs from increased headcount associated with each business's portfolio growth also contributed to the increase.

        The increase in selling and administrative expenses is comprised of $3.9 million from our Structured Business and $2.5 million from our Agency Business. These increases are primarily due to increased professional fees in 2018 compared to 2017. In addition, certain costs (rent, marketing, etc.) were also higher in 2018 due to each business's portfolio growth and such costs being recorded directly or allocated to each business in 2018 that were included in the management fee prior to the termination of the management agreement in May 2017.

        Impairment losses on real estate owned were $2.0 million and $3.2 million for 2018 and 2017, respectively. During these periods, we received market analysis which resulted in impairment losses on our real estate properties. See Note 9—Real Estate Owned and Held-For-Sale for details.

        The increase in our provision for loss sharing was primarily related to a $3.3 million reversal of a specific reserve in 2017 related to a Fannie Mae DUS loan that settled with no loss share in our Agency Business.

        The provision for loan losses in 2018 was primarily related to a $12.3 million provision recorded on six loans secured by a land development project, partially offset by reserve recoveries of $3.1 million related to previously written-off loans and investments. The recovery of loan losses for 2017 was due to the pay-off of a fully reserved mezzanine loan with a UPB of $1.8 million and a $0.7 million reserve recovery on a multifamily bridge loan, partially offset by a $2.0 million provision on a preferred equity investment. See Note 3—Loans and Investments for details.

        In July 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain in 2018.

        The decrease in management fee—related party was due to the internalization of our management team and termination of the existing management agreement with ACM effective May 31, 2017.

(Loss) Gain on Extinguishment of Debt

        The loss on extinguishment of debt in 2018 was due to the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes, utilizing the proceeds from our 5.25% Convertible Notes and the issuance of common shares. The gain on extinguishment of debt in 2017 was due to our discounted purchase of our junior subordinated notes. See Note 11—Debt Obligations for details.

Income (loss) from Equity Affiliates

        Income from equity affiliates in 2018 was comprised primarily of distributions from an equity investment totaling $2.5 million and income from our investment in a residential mortgage banking business of $0.7 million, partially offset by an other-than-temporary impairment of $2.2 million recorded on one of our investments. The loss from equity affiliates in 2017 was comprised primarily of a $5.5 million charge for our proportionate share of a litigation settlement and a $1.7 million loss incurred from our investment in a residential mortgage banking business, partially offset by distributions from other equity investments totaling $4.0 million. See Note 8—Investments in Equity Affiliates for details.

Provision for Income Taxes

        The provision for income taxes primarily represents federal and state taxes related to the Agency Business. The provision for income taxes in both 2018 and 2017 includes the effects of the reduced corporate federal income tax rate of 21% on our Agency Business as a result of the Tax Reform.

        The provision for income taxes in 2018 consisted of a current tax provision of $21.8 million and a deferred tax benefit of $12.0 million. The deferred tax benefit in 2018 was due primarily to our January 2018 payoff of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price. The provision for income taxes in 2017 consisted of a current tax provision of $20.8 million and a deferred tax benefit of $7.4 million. The deferred income tax benefit in 2017 includes a $5.3 million deferred tax benefit as a result of applying the new lower income tax rates to our net long-term deferred tax assets and liabilities recorded on our consolidated balance sheets.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,653,584 OP Units and 21,230,769 OP Units outstanding as of December 31, 2018 and 2017, respectively, which represented 19.7% and 25.6% of our outstanding stock at December 31, 2018 and 2017, respectively.

Comparison of Results of Operations for Years Ended 2017 and 2016

        The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2017	2016	Amount	Percent
Interest income	$156,177	$116,173	$40,004	34%
Other interest income, net	—	2,539	(2,539)	nm
Interest expense	90,072	63,623	26,449	42%

Net interest income	66,105	55,089	11,016	20%

Other revenue:
Gain on sales, including fee-based services, net	72,799	24,594	48,205	196%
Mortgage servicing rights	76,820	44,941	31,879	71%
Servicing revenue, net	29,210	9,054	20,156	nm
Property operating income	10,973	14,881	(3,908)	(26)%
Other income, net	685	1,041	(356)	(34)%

Total other revenue	190,487	94,511	95,976	102%

Other expenses:
Employee compensation and benefits	92,126	38,647	53,479	138%
Selling and administrative	30,738	17,587	13,151	75%
Acquisition costs	—	10,262	(10,262)	nm
Property operating expenses	10,482	13,501	(3,019)	(22)%
Depreciation and amortization	7,385	5,022	2,363	47%
Impairment loss on real estate owned	3,200	11,200	(8,000)	(71)%
Provision for loss sharing (net of recoveries)	(259)	2,235	(2,494)	nm
Provision for loan losses (net of recoveries)	(456)	(134)	(322)	nm
Management fee—related party	6,673	12,600	(5,927)	(47)%

Total other expenses	149,889	110,920	38,969	35%

Income before extinguishment of debt, sale of real estate,
income from equity affiliates and income taxes	106,703	38,680	68,023	176%
Gain on extinguishment of debt	7,116	—	7,116	nm
Gain on sale of real estate	—	11,631	(11,631)	nm
(Loss) income from equity affiliates	(2,951)	12,995	(15,946)	nm
Provision for income taxes	(13,359)	(825)	(12,534)	nm

Net income	97,509	62,481	35,028	56%

Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	24,120	12,131	11,989	99%

Net income attributable to common stockholders	$65,835	$42,796	$23,039	54%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$1,775,793	$118,396	6.67%	$1,510,811	$95,211	6.28%
Preferred equity investments	105,947	9,335	8.81%	78,620	5,809	7.37%
Mezzanine / junior participation loans	96,329	7,616	7.91%	111,018	7,762	6.97%

Core interest-earning assets	1,978,069	135,347	6.84%	1,700,449	108,782	6.38%
Cash equivalents	198,860	1,179	0.59%	206,971	840	0.41%

Total interest-earning assets	$2,176,929	$136,526	6.27%	$1,907,420	$109,622	5.73%

Structured Business interest-bearing liabilities:
CLO	$983,807	$39,442	4.01%	$846,324	$30,239	3.56%
Warehouse lines	223,856	9,531	4.26%	181,169	6,427	3.54%
Unsecured debt	214,634	18,018	8.39%	117,983	9,718	8.21%
Trust preferred	155,692	6,420	4.12%	175,858	6,358	3.61%
Debt fund	8,978	530	5.90%	—	—	—
Interest rate swaps	—	195	—	—	5,201	—

Total interest-bearing liabilities	$1,586,967	74,136	4.67%	$1,321,334	57,943	4.37%

Net interest income		$62,390			$51,679

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

        The provision for income taxes was $13.4 million for 2017, which consisted of a current provision of $20.8 million and a deferred benefit of $7.4 million. The deferred tax benefit includes the effect of the reduction in the newly enacted corporate federal income tax rate on our Agency Business. The provision for income taxes primarily represents federal and state taxes related to the Agency Business, which was acquired by the TRS Consolidated Group in July 2016.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the 21,230,769 OP Units issued to satisfy a portion of the aggregate purchase price of the Acquisition, which represented approximately 25.6% of our outstanding stock at December 31, 2017. The OP Units are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

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

        Cash Flows.    Cash flows used in operating activities totaled $37.7 million during 2018 and consisted primarily of net cash outflows of $180.8 million, as a result of loan originations exceeding loan sales in our Agency Business, partially offset by consolidated net income of $148.1 million.

        Cash flows used in investing activities totaled $681.9 million during 2018. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.55 billion, net of payoffs and paydowns of $960.8 million, resulted in net cash outflows of $584.7 million. Cash used in investing activities also included $65.2 million to fund holdbacks and reserves on our loans and investments and $47.5 million to purchase B Piece bonds from SBL program securitizations.

        Cash flows provided by financing activities totaled $816.5 million during 2018, and consisted primarily of $830.5 million of net proceeds from the issuances of a CLO and unsecured notes, net cash inflows of $607.2 million from debt facility activities (funded loan originations were greater than facility paydowns) and $156.4 million of net proceeds from issuances of our common stock. These cash inflows were partially offset by outflows of $593.9 million for the redemption of a CLO and certain unsecured notes, $96.3 million distributed to our stockholders and OP Unit holders and $50.0 million for full satisfaction of the seller financing related to the Acquisition of the Agency Business.

        Agency Business Requirements.    The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of December 31, 2018. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $49.0 million. See Note 15—Commitments and Contingencies for details about our performance regarding these requirements.

        We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13—Derivative Financial Instruments and Note 14—Fair Value.

        Debt Facilities.    We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2018
Debt Facilities	Commitment(1)	UPB(2)	Available	Maturity Dates
Structured Business
Credit facilities and repurchase agreements	$1,000,903	$665,844	$335,059	2019 - 2021
Collateralized loan obligations(3)	1,609,524	1,609,524	—	2019 - 2023
Debt fund(3)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	125,000	125,000	—	2023
Convertible senior unsecured notes	270,057	270,057	—	2019 - 2021
Junior subordinated notes	154,336	154,336	—	2034 - 2037

Structured Business total	3,229,820	2,894,761	335,059
Agency Business
Credit facilities(4)	1,800,000	472,291	1,327,709	2019 - 2020

Consolidated total	$5,029,820	$3,367,052	$1,662,768

(1)
Includes temporary increases to committed amounts which have not expired as of December 31, 2018.

(2)
Excludes the impact of deferred financing costs.

(3)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2018.

(4)
The ASAP agreement we have with Fannie Mae has no expiration date.

        These debt facilities, including their restrictive covenants, are described in Note 11—Debt Obligations.

        Contractual Obligations.    As of December 31, 2018, we had the following material contractual obligations (in thousands):

	Payments Due by Period(1)
	Year Ending December 31,
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Totals
Credit facilities and repurchase agreements	$586,257	$424,089	$9,678	$—	$—	$118,111	$1,138,135
Collateralized loan obligations(2)	212,627	612,205	638,787	145,905	—	—	1,609,524
Debt fund(3)	—	33,686	19,500	—	16,814	—	70,000
Senior unsecured notes	—	—	—	—	125,000	—	125,000
Convertible senior unsecured notes	90	5,467	264,500	—	—	—	270,057
Junior subordinated notes(4)	—	—	—	—	—	154,336	154,336
Outstanding unfunded commitments(5)	60,460	44,029	23,536	2,605	292	—	130,922
Operating leases(6)	5,468	5,210	2,953	2,703	2,051	4,764	23,149

Totals	$864,902	$1,124,686	$958,954	$151,213	$144,157	$277,211	$3,521,123

(1)
Represents principal amounts due based on contractual maturities. Excludes the total projected interest payments on our debt obligations of $132.7 million in 2019, $105.7 million in 2020, $66.0 million in 2021, $29.0 million in 2022, $17.5 million in 2023 and $145.9 million thereafter based on current LIBOR rates.

(2)
Comprised of debt totaling $250.3 million for CLO VI, $279.0 million for CLO VII, $282.9 million for CLO VIII, $356.4 million for CLO IX and $441.0 million for CLO X with a weighted average contractual maturity of 2.35 years, 2.02 years, 2.10 years, 1.65 years and 2.20 years, respectively, as of December 31, 2018.

(3)
The weighted average contractual maturity of the underlying loans is 2.69 years.

(4)
Represents the face amount due upon maturity. The carrying value is $140.3 million, which is net of a deferred amount of $12.0 million and deferred financing fees of $2.1 million at December 31, 2018.

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

(6)
Represents the operating lease payments due in connection with our lease of office space and equipment for our corporate headquarters and loan origination, support and servicing offices located throughout the U.S. Certain of the office leases have escalation clauses. The total rent expense was $5.4 million and $4.7 million in 2018 and 2017, respectively.

        Off-Balance-Sheet Arrangements.    At December 31, 2018, we had no off-balance-sheet arrangements.

        Inflation.    Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. See "Quantitative and Qualitative Disclosures about Market Risk" below.

Derivative Financial Instruments

        We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 13—Derivative Financial Instruments for details surrounding our derivative financial instruments.

Significant Accounting Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the FASB Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the U.S. ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates.

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

        FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$108,312	$65,835	$42,796
Adjustments:
Net income attributable to noncontrolling interest	32,185	24,120	12,131
Impairment loss on real estate owned	2,000	3,200	11,200
Depreciation—real estate owned	708	769	2,012
Depreciation—investments in equity affiliates	499	406	375
Gain on sale of real estate	—	—	(11,631)

Funds from operations(1)	$143,704	$94,330	$56,883
Adjustments:
Income from mortgage servicing rights	(98,839)	(76,820)	(44,941)
Impairment loss on real estate owned	(2,000)	(3,200)	(11,200)
Deferred tax benefit	(12,033)	(7,399)	(1,532)
Amortization and write-offs of MSRs	73,182	63,034	21,704
Depreciation and amortization	9,618	7,697	3,170
Net (gain) loss on changes in fair value of derivatives	(6,672)	1,398	(499)
Gain on sale of real estate	—	—	11,631
Stock-based compensation	6,095	4,840	3,514
Acquisition costs	—	—	10,262

Adjusted funds from operations(1)	$113,055	$83,880	$48,992

Diluted FFO per share(1)	$1.53	$1.17	$0.92

Diluted AFFO per share(1)	$1.21	$1.04	$0.79

Diluted weighted average shares outstanding(1)	93,642,168	80,311,252	61,649,847

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

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease(2)	50 Basis Point Increase	50 Basis Point Decrease(2)
Interest income from loans and investments	$3,283,342	$7,203	$(6,738)	$14,418	$(12,732)
Interest expense from debt obligations	(2,894,761)	6,242	(6,242)	12,484	(12,484)

Total net interest income		$961	$(496)	$1,934	$(248)

(1)
Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)
The quoted one-month LIBOR rate was 2.50% as of December 31, 2018.

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

        In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by approximately $10.8 million as of December 31, 2018, while a 100 basis point decrease would increase the fair value by approximately $11.4 million.

Item 8.    Financial Statements and Supplementary Data

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We did not audit the 2016 financial statements of Cardinal Financial Company, Limited Partnership, an entity in which the Company has a 16.3% interest as of December 31, 2016. In the consolidated financial statements, the Company's equity in the net income of Cardinal Financial Company, Limited Partnership is stated at $9,487,795 in 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cardinal Financial Company, Limited Partnership, is based solely on the report of the other auditors.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

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

/s/ Richey, May & Co., LLP
Englewood, Colorado

February 13, 2017

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$160,063	$104,374
Restricted cash	180,606	139,398
Loans and investments, net	3,200,145	2,579,127
Loans held-for-sale, net	481,664	297,443
Capitalized mortgage servicing rights, net	273,770	252,608
Securities held-to-maturity, net	76,363	27,837
Investments in equity affiliates	21,580	23,653
Real estate owned, net	14,446	16,787
Due from related party	1,287	688
Goodwill and other intangible assets	116,165	121,766
Other assets	86,086	62,264

Total assets	$4,612,175	$3,625,945

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,135,627	$528,573
Collateralized loan obligations	1,593,548	1,418,422
Debt fund	68,183	68,084
Senior unsecured notes	122,484	95,280
Convertible senior unsecured notes, net	254,768	231,287
Junior subordinated notes to subsidiary trust issuing preferred securities	140,259	139,590
Related party financing	—	50,000
Due to borrowers	78,662	99,829
Allowance for loss-sharing obligations	34,298	30,511
Other liabilities	118,780	99,813

Total liabilities	3,546,609	2,761,389

Commitments and contingencies (Note 15)
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,653,584 and 21,230,769 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,502	89,508
Common stock, $0.01 par value: 500,000,000 shares authorized; 83,987,707 and 61,723,387 shares issued and outstanding, respectively	840	617
Additional paid-in capital	879,029	707,450
Accumulated deficit	(74,133)	(101,926)
Accumulated other comprehensive income	—	176

Total Arbor Realty Trust, Inc. stockholders' equity	895,238	695,825
Noncontrolling interest	170,328	168,731

Total equity	1,065,566	864,556

Total liabilities and equity	$4,612,175	$3,625,945

Note:    Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of December 31, 2018 and 2017, assets of our consolidated VIEs totaled $2,198,096 and $1,989,491, respectively, and the liabilities of our consolidated VIEs totaled $1,665,139 and $1,488,552, respectively. Refer to Note 16—Variable Interest Entities for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income	$251,768	$156,177	$116,173
Other interest income, net	—	—	2,539
Interest expense	153,818	90,072	63,623

Net interest income	97,950	66,105	55,089

Other revenue:
Gain on sales, including fee-based services, net	70,002	72,799	24,594
Mortgage servicing rights	98,839	76,820	44,941
Servicing revenue, net	46,034	29,210	9,054
Property operating income	10,095	10,973	14,881
Other income, net	8,161	685	1,041

Total other revenue	233,131	190,487	94,511

Other expenses:
Employee compensation and benefits	110,470	92,126	38,647
Selling and administrative	37,074	30,738	17,587
Acquisition costs	—	—	10,262
Property operating expenses	10,431	10,482	13,501
Depreciation and amortization	7,453	7,385	5,022
Impairment loss on real estate owned	2,000	3,200	11,200
Provision for loss sharing (net of recoveries)	3,843	(259)	2,235
Provision for loan losses (net of recoveries)	8,353	(456)	(134)
Litigation settlement gain	(10,170)	—	—
Management fee—related party	—	6,673	12,600

Total other expenses	169,454	149,889	110,920

Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	161,627	106,703	38,680
(Loss) gain on extinguishment of debt	(5,041)	7,116	—
Gain on sale of real estate	—	—	11,631
Income (loss) from equity affiliates	1,196	(2,951)	12,995
Provision for income taxes	(9,731)	(13,359)	(825)

Net income	148,051	97,509	62,481

Preferred stock dividends	7,554	7,554	7,554
Net income attributable to noncontrolling interest	32,185	24,120	12,131

Net income attributable to common stockholders	$108,312	$65,835	$42,796

Basic earnings per common share	$1.54	$1.14	$0.83

Diluted earnings per common share	$1.50	$1.12	$0.83

Weighted average shares outstanding:
Basic	70,208,165	57,890,574	51,305,095

Diluted	93,642,168	80,311,252	51,730,553

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$148,051	$97,509	$62,481
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit	(176)	—	—
Unrealized (loss) gain on securities available-for-sale, at fair value	—	(382)	147
Unrealized loss on derivative financial instruments, net	—	—	(193)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	237	5,208

Comprehensive income	147,875	97,364	67,643
Less:
Comprehensive income attributable to noncontrolling interest	32,142	24,091	12,883
Preferred stock dividends	7,554	7,554	7,554

Comprehensive income attributable to common stockholders	$108,179	$65,719	$47,206

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2015	3,711,500	$89,296	50,962,516	$510	$616,244	$(136,117)	$(4,841)	$565,092	$—	$565,092
Issuance of special voting preferred shares and operating partnership units	21,230,769	212						212	154,560	154,772
Stock-based compensation			439,780	4	3,509			3,513		3,513
Forfeiture of unvested restricted stock			(1,001)					—		—
Issuance of convertible senior unsecured notes, net					2,179			2,179		2,179
Distributions—common stock						(31,798)		(31,798)		(31,798)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest								—	(6,794)	(6,794)
Net income						50,350		50,350	12,131	62,481
Unrealized gain on securities available-for-sale							147	147		147
Unrealized loss on derivative financial instruments, net							(193)	(193)		(193)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							5,208	5,208		5,208

Balance—December 31, 2016	24,942,269	$89,508	51,401,295	$514	$621,932	$(125,134)	$321	$587,141	$159,897	$747,038
Issuance of common stock			9,500,000	95	76,130			76,225		76,225
Stock-based compensation			827,283	8	4,832			4,840		4,840
Forfeiture of unvested restricted stock			(5,191)					—		—
Issuance of convertible senior unsecured notes, net					4,556			4,556		4,556
Distributions—common stock						(42,612)		(42,612)		(42,612)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest								—	(15,286)	(15,286)
Net income						73,389		73,389	24,120	97,509
Unrealized loss on securities available-for-sale							(382)	(382)		(382)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237	237		237

Balance—December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Issuance of common stock from convertible debt			7,296,893	73	80,118			80,191		80,191
Extinguishment of convertible senior unsecured notes					(70,271)			(70,271)		(70,271)
Issuance of convertible senior unsecured notes, net					9,436			9,436		9,436
Issuance of common stock			15,152,700	152	156,265			156,417		156,417
Repurchase of common stock			(870,000)	(9)	(10,057)			(10,066)		(10,066)
Stock-based compensation			691,015	7	6,088			6,095		6,095
Forfeiture of unvested restricted stock			(6,288)	—	—			—		—
Distributions—common stock						(80,681)		(80,681)		(80,681)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(14)		(14)		(14)
Distributions—noncontrolling interest								—	(23,749)	(23,749)
Redemption of operating partnership units	(577,185)	(6)						(6)	(6,839)	(6,845)
Net income						115,866		115,866	32,185	148,051
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—

Balance—December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$—	$895,238	$170,328	$1,065,566

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$148,051	$97,509	$62,481
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,453	7,385	5,022
Stock-based compensation	6,095	4,840	3,514
Amortization and accretion of interest and fees, net	9,291	4,682	4,563
Amortization of capitalized mortgage servicing rights	48,124	47,202	21,705
Impairment loss on real estate owned	2,000	3,200	11,200
Originations of loans held-for-sale	(5,074,662)	(4,444,939)	(2,154,732)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,893,886	4,814,906	1,916,470
Mortgage servicing rights	(98,839)	(76,820)	(44,941)
Write-off of capitalized mortgage servicing rights from payoffs	25,058	15,832	5,796
Provision for loan losses (net of recoveries)	8,353	(456)	(134)
Provision for loss sharing (net of recoveries)	3,843	(259)	2,235
Net charge-offs for loss sharing obligations	(56)	(1,638)	(2,444)
Deferred tax benefit	(12,033)	(7,399)	—
(Income) loss from equity affiliates	(1,196)	2,951	(12,995)
Loss (gain) on extinguishment of debt	5,041	(7,116)	—
Payoffs and paydowns of loans held-for-sale	61	132	—
Gain on sale of real estate	—	—	(11,631)
Changes in operating assets and liabilities	(8,205)	(308)	(4,624)

Net cash (used in) provided by operating activities	(37,735)	459,704	(198,515)

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,545,499)	(1,867,393)	(870,166)
Payoffs and paydowns of loans and investments	960,769	959,696	667,902
Internalization of management team	—	(25,000)	—
Acquisition of the Agency Business, net of cash acquired	—	—	(63,356)
Deferred fees	13,114	10,982	11,938
Investments in real estate, net	(367)	(672)	(588)
Contributions to equity affiliates	(2,493)	(693)	(6,091)
Distributions from equity affiliates	3,122	4,671	12,452
Proceeds from sale of real estate, net	—	—	49,030
Proceeds from sale of available-for-sale securities	—	—	1,567
Due to borrowers and reserves	(65,213)	38,372	395
Purchases of securities held-to-maturity, net	(47,499)	(27,173)	—
Payoffs and paydowns of securities held-to-maturity	2,269	460	—
Purchases of capitalized mortgage servicing rights	—	(1,199)	—
(Distributions of) proceeds from insurance settlements, net	(78)	1,104	—

Net cash used in investing activities	(681,875)	(906,845)	(196,917)

Financing activities:
Proceeds from repurchase agreements, credit facilities and notes payable	9,166,255	8,215,669	3,922,394
Paydowns and payoffs of repurchase agreements and credit facilities	(8,559,057)	(8,593,411)	(3,571,929)
Proceeds from issuance of collateralized loan obligations	441,000	918,274	250,250
Payoffs and paydowns of collateralized loan obligations	(267,750)	(219,000)	(281,250)
Proceeds from issuance of convertible senior unsecured notes	264,500	157,500	86,250
Extinguishment of convertible senior unsecured notes	(228,287)	—	—
Proceeds from issuance of senior unsecured notes	125,000	—	—
Payoffs of senior unsecured notes	(97,860)	—	—
Proceeds from issuance of common stock	156,417	76,225	—
Distribution for repurchase of common stock	(10,066)	—	—
Redemption of operating partnership units	(6,845)	—	—
Distributions paid on common stock	(68,083)	(42,612)	(31,798)
Distributions paid on noncontrolling interest	(20,650)	(15,286)	(6,794)
Distributions paid on preferred stock	(7,554)	(7,554)	(7,554)
Distributions paid on preferred stock of private REIT	(14)	(15)	(15)
Payoffs of related party financing	(50,000)	—	—
Payment of deferred financing costs	(20,499)	(24,576)	(10,617)
Proceeds from debt fund	—	70,000	—
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	—	(12,691)	—
Receipts on swaps and returns of margin calls from counterparties	—	430	4,600
Paydowns and payoffs of mortgage note payable—real estate owned	—	—	(27,155)

Net cash provided by financing activities	816,507	522,953	326,382

Net increase (decrease) in cash, cash equivalents and restricted cash	96,897	75,812	(69,050)
Cash, cash equivalents and restricted cash at beginning of period	243,772	167,960	237,010

Cash, cash equivalents and restricted cash at end of period	$340,669	$243,772	$167,960

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash used to pay interest	$118,923	$75,582	$53,012

Cash used to pay taxes	$20,026	$20,823	$264

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock from convertible debt	$80,118	$—	$—

Extinguishment of convertible senior unsecured notes	$(70,271)	$—	$—

Distributions accrued for special dividend declared	$15,696	$—	$—

Fair value of conversion feature of convertible senior unsecured notes	$9,750	$4,703	$2,280

Distributions accrued on 8.25% Series A preferred stock	$267	$267	$267

Distributions accrued on 7.75% Series B preferred stock	$203	$203	$203

Distributions accrued on 8.50% Series C preferred stock	$159	$159	$159

Issuance of special voting preferred shares and operating partnership units in connection with the Acquisition	$—	$—	$154,772

Related party financing	$—	$—	$50,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

        Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a REIT for federal income tax purposes. See Note 18—Income Taxes for details.

        In July 2016, we acquired the Agency platform of ACM and in May 2017, we terminated our existing management agreement with ACM and internalized our management team.

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

Reclassification

        Certain prior period amounts have been reclassified to conform to the current period presentation. See the following "Recently Adopted Accounting Pronouncements" section below for the cash flows impact of the retrospective adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows: Restricted Cash and ASU 2016-15, Statement of Cash Flows.

Principles of Consolidation

        The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities ("VIEs") of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. See Note 16—Variable Interest Entities for information about our VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

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

Significant Accounting Policies

        Cash and Cash Equivalents.    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and we believe that this risk is not significant.

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

        At the time of purchase, we designate a debt security as available-for-sale, held-to-maturity, or trading depending on our ability and intent for the security. Securities available-for-sale, which are included as a component of other assets in the consolidated balance sheets, are reported at fair value with the net unrealized gains or losses and other-than-temporary impairments up to their credit component recognized through earnings. Held-to-maturity securities are carried at cost net of any unamortized premiums or discounts, which are amortized or accreted over the life of the securities. For securities classified as held-to-maturity, an evaluation is performed as to whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

        Impaired Loans, Allowance for Loan Losses and Charge-offs.    We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate each loan in our portfolio on a quarterly basis. Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure our loans have in relation to the underlying collateral. We evaluate this

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

information at both a loan level and general market trends level when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We utilize internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan. We may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that we believe to be adequate to absorb probable losses.

        Loan terms may be modified if we determine that, based on the individual circumstances of a loan and the underlying collateral, a modification would more likely increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. Typical triggers for a modification would include situations where the projected cash flow is insufficient to cover required debt service, when asset performance is lagging the initial projections, where there is a requirement for rebalancing, where there is an impending maturity of the loan, and where there is an actual loan default. Loan terms that have been modified have included, but are not limited to, interest rate, maturity date and in certain cases, principal amount. Length and amounts of each modification have varied based on individual circumstances and are determined on a case by case basis. If the loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring. If we receive a benefit, either monetary or strategic, and the above criteria are not met, the modification is not considered to be a troubled debt restructuring. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current.

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

December 31, 2018

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

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

level of risk sharing. We regularly monitor the specific reserves and update loss estimates as current information is received.

        Capitalized Mortgage Servicing Rights.    We recognize, as separate assets, rights to service mortgage loans for others, including such rights from our origination of mortgage loans sold with the servicing rights retained, as well as rights associated with acquired MSRs. Income from MSRs related to loans we originate are recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value based on the discounted expected net cash flows associated with the servicing of the loan. When a mortgage loan we originate is sold, we retain the right to service the loan and recognize the MSR at the initial capitalized valuation. We amortize our MSRs using the amortization method, which requires the MSRs to be amortized over the period of estimated net servicing income or loss and that the servicing assets or liabilities be assessed for impairment, or increased obligation, based on the fair value at each reporting date. Amortization of MSRs is recorded as a reduction of servicing revenues, net in the consolidated statements of income. The following assumptions were used in calculating the fair value of our MSRs for the periods presented:

        Key rates:    We used discount rates ranging from 8% to 15%, representing a weighted average discount rate of 12%, based on our best estimate of market discount rates to determine the present value of MSRs. The inflation rate used for adequate compensation was 3%.

        Servicing Cost:    A market participant's estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

        Estimated Life:    We estimate the life of our MSRs based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and are reduced using prepayment rates that consider the note rate of the loan and the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

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

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For loans that payoff prior to maturity, we may collect a prepayment fee which is included as a component of servicing revenue, net.

        Real Estate Owned and Held-For-Sale.    Real estate acquired is recorded at its estimated fair value at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are expensed as incurred.

        We allocate the purchase price of our real estate acquisitions to land, building, tenant improvements, origination asset of the in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities. We finalize our purchase price allocation within one year of the acquisition. We amortize the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on our consolidated statements of income. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

        Real estate assets are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

        Our properties are reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset's estimated fair value. In evaluating for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

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

        Investments in Equity Affiliates.    We invest in joint ventures that are formed to invest in real estate related assets or businesses. These joint ventures are not majority owned or controlled by us, or are VIEs for which we are the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

appropriate. We evaluate these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. We recognize an impairment loss if the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. We record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments as income or losses from equity affiliates in the consolidated statements of income.

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

        Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over the estimated useful lives of the assets on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2018, there was no indication that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2018.

        Business Combinations.    Business combinations are accounted for under the acquisition method of accounting, under which the purchase price is allocated to the fair value of the assets acquired and liabilities assumed at acquisition. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Adjustments to the assets acquired and liabilities assumed made during the measurement period are recorded in the period in which the adjustment is identified, with a corresponding adjustment to goodwill. If any adjustments are made

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

subsequent to the measurement period, which could be up to one year after the acquisition, these adjustments are recorded to the consolidated statements of income. Acquisition related costs are expensed as incurred.

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

        In connection with our interest rate risk management, we may hedge a portion of our interest rate risk by entering into derivative instrument contracts to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we have used, and may again in the future, use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        Other income, net—Other income, net represents loan structuring, modification and defeasance, as well as broker fees, miscellaneous asset management fees associated with our loan and investment portfolio, and changes in the fair value of certain derivatives. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Stock-Based Compensation.    We grant stock awards to certain of our employees and directors, consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees and the Board of Directors.

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

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements
In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to complexities involved in accounting for the enacted Tax Reform.	N/A	We recognized the estimated impact of the Tax Reform in our consolidated financial statements for the year ended December 31, 2017.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Adoption Date	Effect on Financial Statements
Since 2014, the FASB has issued several amendments to its guidance on revenue recognition. The amended guidance, among other things, introduces a new framework for a single comprehensive model that can be used when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries. The core principle states that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. It also requires expanded quantitative and qualitative disclosures that will enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most revenue associated with financial instruments, including interest and loan origination fees, along with gains and losses on investment securities, derivatives and sales of financial instruments are excluded from the scope of the guidance.	First quarter of 2018	The adoption of this guidance did not have a material impact on our consolidated financial statements. This standard may impact the timing of gains on certain future sales of real estate.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Many entities today apply the modification accounting guidance when any of the terms or conditions of an award are changed, even if the changes are not substantive. Under the new guidance, modification accounting will not apply to a share-based payment award if all of the following are the same immediately before and after the change; (1) the award's fair value; (2) the award's vesting conditions; and (3) the award's classification as an equity or liability instrument.	First quarter of 2018	This ASU required prospective adoption, therefore, any future award changes will be evaluated under the amended guidance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Adoption Date	Effect on Financial Statements
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU changes the definition of a business to assist with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs.	First quarter of 2018	This ASU required prospective adoption, therefore, any future acquisitions will be evaluated under the amended guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents to be shown in the statement of cash flows. Previous guidance required the change in cash and cash equivalents be shown on the statement of cash flows, with cash used to fund restricted cash and restricted cash equivalents shown as a component of operating, investing, or financing activities. Entities are now also required to reconcile the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the statement of cash flows to the related captions in the balance sheet when these balances are presented separately in the balance sheet.	First quarter of 2018
This guidance required retrospective adoption, therefore, we adjusted the cash flow statement for the comparable prior period. The following table shows the impact of the adoption of this guidance, as well as the adoption of ASU 2016-15 described below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Adoption Date	Effect on Financial Statements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.	First quarter of 2018	This guidance required retrospective adoption, therefore, we reclassified $1.1 million of net proceeds from insurance settlements from net cash provided by operating activities to net cash used in investing activities in 2017. We also chose the cumulative earnings approach for distributions received from equity method investees, which did not result in any changes in how we account for such distributions. The following table shows the impact of the adoption of ASU 2016-15 and ASU 2016-18.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Adoption Date	Effect on Financial Statements

	Year Ended December 31,
(in thousands)	2017	2016
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$138,645	$188,709
Net decrease in cash and cash equivalents	(34,271)	(50,064)
Cash and cash equivalents at end of period	104,374	138,645
Net cash provided by (used in) operating activities: changes in operating assets and liabilities	822	(3,727)
Net cash used in investing activities	(907,949)	(201,917)
Net cash provided by financing activities	412,844	349,471
As currently reported under ASU 2016-18 and ASU 2016-15
Cash, cash equivalents and restricted cash at beginning of period	$167,960	$237,010
Net increase (decrease) in cash, cash equivalents and restricted cash	75,812	(69,050)
Cash, cash equivalents and restricted cash at end of period	243,772	167,960
Net cash provided by (used in) operating activities: changes in operating assets and liabilities	(308)	(4,624)
Net cash used in investing activities	(906,845)	(196,917)
Net cash provided by financing activities	522,953	326,382

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Consensuses of the FASB Emerging Issues Task Force. This ASU requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. In addition, financial liabilities measured using the fair value option will need to present any change in fair value caused by a change in instrument-specific credit risk separately in other comprehensive income.	First quarter of 2018	The adoption of this guidance did not have a material impact on our consolidated financial statements. In connection with the adoption of this ASU, we reclassified $0.2 million of unrealized gains on available-for-sale securities from accumulated other comprehensive income to accumulated deficit.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will be required to use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.	First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019	We are evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP).	First quarter of 2020	We are currently evaluating this guidance to determine the impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amended guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred.	First quarter of 2020	We are currently evaluating this guidance to determine the impact to our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Description	Effective Date	Effect on Financial Statements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with changes between hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. Early adoption is permitted upon issuance of the update.	First quarter of 2020	We do not expect the adoption of this guidance to have a significant impact to our consolidated financial statements.

Since 2016, the FASB has issued several amendments to its guidance on leases. The amended guidance, among other things, requires lessees to record most leases on their balance sheet through operating and finance lease liabilities and corresponding right-of-use assets. It has also added additional footnote disclosures of key information about those arrangements and provides transition relief on comparative period reporting through a cumulative-effect adjustment at the beginning of the period of adoption.	First quarter of 2019
We have evaluated this ASU and expect the adoption of this guidance to increase both our total assets and total liabilities by less than 1%. The adoption will not have an impact on our consolidated results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation to expand the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.	First quarter of 2019	We have evaluated this ASU and determined the adoption of this guidance will not have a significant impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments

        The composition of our Structured Business loan and investment portfolio is as follows ($ in thousands):

	December 31, 2018	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans	$2,992,814	91%	167	6.84%	18.5	0%	74%
Preferred equity investments	181,661	6%	10	7.97%	78.0	66%	89%
Mezzanine loans	108,867	3%	13	10.57%	22.1	28%	72%

	3,283,342	100%	190	7.02%	22.0	5%	75%

Allowance for loan losses	(71,069)
Unearned revenue	(12,128)

Loans and investments, net	$3,200,145

	December 31, 2017	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans	$2,422,105	91%	150	6.10%	20.9	0%	72%
Preferred equity investments	142,892	6%	12	6.47%	68.7	64%	90%
Mezzanine loans	87,541	3%	8	10.78%	24.8	20%	63%

	2,652,538	100%	170	6.28%	23.6	4%	73%

Allowance for loan losses	(62,783)
Unearned revenue	(10,628)

Loans and investments, net	$2,579,127

(1)
"Weighted Average Pay Rate" is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

(2)
The "First Dollar Loan-to-Value ("LTV") Ratio" is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

(3)
The "Last Dollar LTV Ratio" is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

Concentration of Credit Risk

        We are subject to concentration risk in that, at December 31, 2018, the UPB related to 45 loans with five different borrowers represented 22% of total assets. At December 31, 2017, the UPB related to 42 loans with five different borrowers represented 24% of total assets. During both 2018 and 2017, no single loan or investment represented more than 10% of our total assets and no single investor

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments (Continued)

group generated over 10% of our revenue. For details on our concentration of related party loans and investments, see Note 19—Agreements and Transactions with Related Parties.

        We assign a credit risk rating of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, with a pass rating being the lowest risk and a doubtful rating being the highest risk. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. All portfolio assets are subject to, at a minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed, however, we maintain a higher level of scrutiny and focus on loans that we consider "high risk" and that possess deteriorating credit quality.

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

        As a result of the loan review process, at December 31, 2018 and 2017, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.7 million and $126.5 million, respectively, and a weighted average last dollar LTV ratio of 99% and 93%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments (Continued)

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	December 31, 2018
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$2,427,920	74%	pass/watch	5%	75%
Self Storage	301,830	9%	pass/watch	0%	72%
Land	151,628	5%	substandard	0%	90%
Office	132,047	4%	special mention	3%	68%
Healthcare	122,775	4%	pass/watch	0%	77%
Hotel	100,075	3%	pass/watch	13%	66%
Retail	45,367	1%	pass/watch	6%	65%
Commercial	1,700	<1%	doubtful	63%	63%

Total	$3,283,342	100%	pass/watch	5%	75%

	December 31, 2017
Multifamily	$1,925,529	73%	pass/watch	4%	72%
Self Storage	301,830	11%	pass	0%	71%
Land	132,828	5%	substandard	0%	90%
Office	107,853	4%	pass/watch	1%	64%
Healthcare	55,615	2%	pass/watch	0%	74%
Hotel	90,725	3%	special mention	37%	81%
Retail	36,458	1%	pass/watch	8%	66%
Commercial	1,700	<1%	doubtful	63%	63%

Total	$2,652,538	100%	pass/watch	4%	73%

Geographic Concentration Risk

        As of December 31, 2018, 23% and 18% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2017, 23%, 21% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas, New York and California, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments (Continued)

Impaired Loans and Allowance for Loan Losses

        A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance at beginning of period	$62,783	$83,712	$86,762
Provision for loan losses	13,986	2,000	59
Charge-offs	(3,173)	(20,473)	(2,959)
Recoveries of reserves	(2,527)	(2,456)	(150)

Allowance at end of period	$71,069	$62,783	$83,712

        During 2018, we determined that the fair value of the underlying collateral (land development project) securing six loans with a carrying value of $121.4 million was less than the net carrying value of the loans, which resulted in a provision for loan losses of $12.3 million. We also fully reserved a bridge loan and recorded a provision for loan loss of $1.7 million.

        In addition, during 2018, we received $31.6 million to settle a non-performing preferred equity investment in a hotel property with a UPB of $34.8 million and a net carrying value of $29.1 million, resulting in a charge-off of $3.2 million and a reserve recovery of $2.5 million. We also received payments and recorded recoveries of $3.1 million related to previously written-off loans and investments, which are included as a component of provision for loan losses (net of recoveries) on the consolidated statements of income.

        During 2017, we incurred a $20.5 million charge-off of a fully reserved junior participation loan and we determined that the fair value of the underlying collateral securing a preferred equity investment with an aggregate carrying value of $34.8 million was less than the net carrying value of the investment, which resulted in a $2.0 million provision for loan losses. In addition, a fully reserved mezzanine loan with a UPB of $1.8 million paid off in full, which resulted in a $1.8 million reserve recovery, and we recorded a reserve recovery of $0.7 million on a multifamily bridge loan.

        During 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with a carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

        The ratio of net recoveries (charge-offs) to the average loans and investments outstanding was 0.1%, (0.8)% and (0.2)% for 2018, 2017 and 2016, respectively.

        There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2018, 2017 and 2016.

        We have six loans with a carrying value totaling $121.4 million at December 31, 2018 that are collateralized by a land development project. These loans were scheduled to mature in September 2018 and were extended to September 2019. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 9.09%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments (Continued)

they were impaired and we deemed the collection of this interest to be doubtful. At December 31, 2018 and 2017, we had cumulative allowances for loan losses of $61.4 million and $49.1 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

        A summary of our impaired loans by asset class is as follows (in thousands):

	December 31, 2018			Year Ended December 31, 2018
Asset Class	UPB	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Land	$134,215	$127,869	$67,869	$132,651	$103
Hotel	—	—	—	17,375	—
Office	2,266	2,266	1,500	2,277	127
Commercial	1,700	1,700	1,700	1,700	—

Total	$138,181	$131,835	$71,069	$154,003	$230

	December 31, 2017			Year Ended December 31, 2017
Land	$131,086	$124,812	$53,883	$131,086	$—
Hotel	34,750	34,750	5,700	34,750	371
Office	2,288	2,288	1,500	14,926	107
Commercial	1,700	1,700	1,700	1,700	—
Multifamily	—	—	—	1,271	22

Total	$169,824	$163,550	$62,783	$183,733	$500

(1)
Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both December 31, 2018 and 2017.

(2)
Represents an average of the beginning and ending UPB of each asset class.

        At December 31, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. At December 31, 2017, two loans with an aggregate net carrying value of $29.1 million, net of related loan loss reserves of $7.4 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3—Loans and Investments (Continued)

        A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2018			December 31, 2017
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Office	832	—	832	—	—	—
Hotel	—	—	—	34,750	—	34,750

Total	$2,532	$—	$2,532	$36,450	$—	$36,450

        At both December 31, 2018 and 2017, we had no loans contractually past due 90 days or more that are still accruing interest.

        There were no loan modifications, refinancing's and/or extensions during 2018 that were considered troubled debt restructurings. During 2017, there was a $34.8 million loan to a hotel property that was modified and considered a troubled debt restructuring as a result of a forbearance agreement entered into with the borrower in 2017. This loan was subsequently classified as non-performing in 2017 and paid off during 2018. This loan was modified to increase the total recovery of the combined principal and interest. There were no other loans in which we considered the modifications to be troubled debt restructurings and no additional loans considered to be impaired as a result of our troubled debt restructuring analysis performed during 2018 and 2017.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2018, we had total interest reserves of $48.9 million on 110 loans with an aggregate UPB of $2.22 billion. At December 31, 2017, we had total interest reserves of $52.5 million on 81 loans with an aggregate UPB of $1.57 billion.

Note 4—Loans Held-for-Sale, Net

        Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Fannie Mae	$358,790	$243,717
Freddie Mac	95,004	47,545
FHA	19,170	987

	472,964	292,249
Fair value of future MSR	10,253	5,806
Unearned discount	(1,553)	(612)

Loans held-for-sale, net	$481,664	$297,443

        Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 4—Loans Held-for-Sale, Net (Continued)

income. During 2018 and 2017, we sold $4.92 billion and $4.81 billion, respectively, of loans held-for-sale and recorded gains on sales of $65.5 million and $68.3 million, respectively. During 2016, we sold $1.49 billion of loans held-for-sale, excluding $418.2 million of sales related to loans that were acquired as part of the Acquisition, and recorded gains on sales of $22.8 million.

Note 5—Capitalized Mortgage Servicing Rights

        Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business, or MSRs acquired as part of the Acquisition or in the open market from third parties. The weighted average estimated life remaining of our MSRs held at December 31, 2018 and 2017 was 7.6 years and 7.2 years, respectively.

        A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$143,270	$109,338	$252,608	$194,800	$32,943	$227,743
Additions	—	94,344	94,344	1,199	86,700	87,899
Amortization	(28,958)	(19,166)	(48,124)	(37,470)	(9,732)	(47,202)
Write-offs	(17,228)	(7,830)	(25,058)	(15,259)	(573)	(15,832)

Balance at end of period	$97,084	$176,686	$273,770	$143,270	$109,338	$252,608

        We collected prepayment fees of $21.9 million and $12.7 million during 2018 and 2017, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2018 and 2017, we had no valuation allowance recorded on any of our MSRs.

        The expected amortization of capitalized MSRs recorded as of December 31, 2018 is as follows (in thousands). Actual amortization may vary from these estimates.

Year	Amortization
2019	$48,546
2020	44,364
2021	37,990
2021	31,189
2022	26,508
Thereafter	85,173

Total	$273,770

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 6—Mortgage Servicing

        Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2018
Product Concentrations			Geographic Concentrations
Product	UPB	Percent of Total	State	UPB Percent of Total
Fannie Mae	$13,562,667	73%	Texas	20%
Freddie Mac	4,394,287	24%	North Carolina	10%
FHA	644,687	3%	New York	8%

Total	$18,601,641	100%	California	8%

			Georgia	6%
			Florida	6%
			Other(1)	42%

			Total	100%

December 31, 2017
Product Concentrations			Geographic Concentrations
Product	UPB	Percent of Total	State	UPB Percent of Total
Fannie Mae	$12,502,699	77%	Texas	22%
Freddie Mac	3,166,134	20%	North Carolina	10%
FHA	537,482	3%	New York	8%

Total	$16,206,315	100%	California	8%

			Georgia	6%
			Florida	6%
			Other(1)	40%

			Total	100%

(1)
No other individual state represented 4% or more of the total.

        At December 31, 2018 and 2017, our weighted average servicing fee was 45.2 basis points and 47.7 basis points, respectively. At December 31, 2018 and 2017, we held total escrow balances of $824.1 million and $750.8 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $521.2 million and $477.9 million at December 31, 2018 and 2017, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $12.8 million, $5.2 million and $1.1 million during 2018, 2017 and 2016, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 7—Securities Held-to-Maturity

        Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the bottom tranche bond, generally referred to as the "B Piece," that represents the bottom 10%, or highest risk, of the securitization. During 2018, we purchased four B Piece bonds with an initial face value of $65.2 million, at a discount, for $47.5 million. As of December 31, 2018, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third party at par. These held-to-maturity debt securities are carried at cost, net of unamortized discounts, and are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average maturity of 5.7 years. The weighted average effective interest rate was 10.94% and 12.97% at December 31, 2018 and 2017, respectively, including the accretion of discount. Approximately $15.8 million is estimated to mature within one year, $45.9 million is estimated to mature after one year through five years, $28.0 million is estimated to mature after five years through ten years and $13.8 million is estimated to mature after ten years.

        A summary of our B Piece bonds classified as debt securities held-to-maturity is as follows (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
December 31, 2018	$103,515	$76,363	$2,734	$79,097

December 31, 2017	$40,566	$27,837	$602	$28,439

        As of December 31, 2018, no impairment was recorded on these held-to-maturity securities. During 2018 and 2017, we recorded interest income of $2.5 million and $0.8 million, respectively, related to these investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 8—Investments in Equity Affiliates

        We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

	Investments in Equity Affiliates at
			UPB of Loans to Equity Affiliates at December 31, 2018
Equity Affiliates	December 31, 2018	December 31, 2017
Arbor Residential Investor LLC	$19,260	$19,193	$—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	2,140	1,688
Lexford Portfolio	—	—	280,500
East River Portfolio	—	—	—

Total	$21,580	$23,653	$282,188

        Arbor Residential Investor LLC ("ARI").    In 2015, we invested $9.6 million for 50% of our Former Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which was subject to dilution upon attaining certain profit hurdles of the business, and at December 31, 2018, our indirect interest was 16.3%. During 2018, 2017 and 2016, we recorded income of $0.7 million, a loss of $7.3 million and income of $9.5 million, respectively, to income (loss) from equity affiliates in the consolidated statements of income related to this investment. The loss in 2017 included a $5.5 million charge for our proportionate share of a litigation settlement that will be paid over a two-year period. During the first quarter of 2018, we made a $2.4 million payment for our proportionate share of the litigation settlement, which was distributed back to us by our equity affiliate. See Note 19—Agreements and Transactions with Related Parties for details.

        In 2015, we invested $1.7 million through ARI for a 50% noncontrolling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. We funded additional mortgage purchases of $0.6 million and $5.9 million during 2017 and 2016, respectively. During 2018, 2017 and 2016, we received cash distributions totaling $0.7 million, $3.2 million and $13.0 million as a result of the joint venture selling most of its mortgage assets, which were classified as returns of capital. During 2018, 2017 and 2016, we recorded income of less than $0.1 million, $0.1 million and $0.5 million, respectively, to income (loss) from equity affiliates in our consolidated statements of income related to this investment. Our basis in this investment was less than $0.1 million at December 31, 2018.

        Lightstone Value Plus REIT L.P. / JT Prime.    We own a $1.9 million interest in an unconsolidated joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. ("Lightstone"). We also own a 50% noncontrolling interest in an unconsolidated joint venture, JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. The income associated with these investments for all periods presented was de minimis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 8—Investments in Equity Affiliates (Continued)

        West Shore Café.    We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in May 2019 and bears interest at LIBOR plus 4.0%. During 2018, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.2 million to income (loss) from equity affiliates in the consolidated statement of income for the full carrying amount of this investment. Also during 2018, we recorded a provision for loan loss of $1.7 million, fully reserving the first mortgage loan.

        Lexford Portfolio.    We own a $44,000 noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2018, 2017 and 2016, we received distributions from this equity investment and recognized income totaling $2.5 million, $2.5 million and $2.8 million, net of expenses, respectively. See Note 19—Agreements and Transactions with Related Parties for details.

        East River Portfolio.    We invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties) who together own an interest of 95%. We originated a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR that was repaid in full during 2017. In connection with the debt repayment, we received a $0.1 million distribution bringing our basis in this investment to zero. See Note 19—Agreements and Transactions with Related Parties for details.

        Equity Participation Interest.    During 2017, we received $1.5 million from the redemption of a 25% equity participation interest we held in a multifamily property, which is included in income (loss) from equity affiliates in our consolidated statements of income. Our basis in this investment was zero prior to this transaction.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 8—Investments in Equity Affiliates (Continued)

Summarized Financial Information

        The condensed combined balance sheets for our unconsolidated investments in equity affiliates are as follows (in thousands):

	December 31,
	2018			2017
Condensed Combined Balance Sheets	ARI	Other	Total	ARI	Other	Total
Assets:
Cash and cash equivalents	$12,812	$36,220	$49,032	$26,419	$36,304	$62,723
Real estate assets	471,021	565,076	1,036,097	303,098	584,580	887,678
Other assets	85,192	32,888	118,080	137,782	54,537	192,319

Total assets	569,025	634,184	1,203,209	467,299	675,421	1,142,720

Liabilities:
Notes payable	463,511	664,139	1,127,650	357,410	702,495	1,059,905
Other liabilities	23,209	17,539	40,748	34,964	15,885	50,849

Total liabilities	486,720	681,678	1,168,398	392,374	718,380	1,110,754

Stockholders' equity Arbor	19,260	2,320	21,580	19,193	4,460	23,653
Stockholders' equity	63,045	(49,814)	13,231	55,732	(47,419)	8,313

Total stockholders' equity	82,305	(47,494)	34,811	74,925	(42,959)	31,966

Total liabilities and equity	$569,025	$634,184	$1,203,209	$467,299	$675,421	$1,142,720

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 8—Investments in Equity Affiliates (Continued)

        The condensed combined statements of operations for our unconsolidated investments in equity affiliates are as follows (in thousands):

	Year Ended December 31,
	2018			2017			2016
Statements of Operations:	ARI	Other	Total	ARI	Other	Total	ARI	Other	Total
Revenue:
Rental income	$—	$109,225	$109,225	$—	$103,873	$103,873	$—	$99,417	$99,417
Interest income	17,200	259	17,459	9,248	259	9,507	11,726	259	11,985
Operating income	217,587	—	217,587	143,743	—	143,743	195,905	—	195,905
Reimbursement income	—	7,861	7,861	—	7,378	7,378	—	7,085	7,085
Other income	14,195	9,019	23,214	2,909	8,420	11,329	213	8,060	8,273

Total revenues	248,982	126,364	375,346	155,900	119,930	275,830	207,844	114,821	322,665

Expenses:
Operating expenses	226,868	63,602	290,470	154,837	58,289	213,126	142,297	56,679	198,976
Interest expense	17,694	35,608	53,302	11,436	32,918	44,354	13,331	32,687	46,018
Depreciation and amortization	1,815	27,724	29,539	1,384	29,155	30,539	1,127	29,249	30,376
Other expenses	—	487	487	22,000	471	22,471	—	91	91

Total expenses	246,377	127,421	373,798	189,657	120,833	310,490	156,755	118,706	275,461

Net income (loss)	$2,605	$(1,057)	$1,548	$(33,757)	$(903)	$(34,660)	$51,089	$(3,885)	$47,204

Arbor's share of income (loss)(1)	$700	$496	$1,196	$(7,247)	$2,796	$(4,451)	$9,950	$3,045	$12,995

(1)
Amount for the year ended December 31, 2017, when combined with the $1.5 million equity participation interest received, equals a loss of $3.0 million.

Note 9—Real Estate Owned and Held-For-Sale

        Our real estate assets at both December 31, 2018 and 2017 were comprised of a hotel property and an office building.

Real Estate Owned

	December 31, 2018			December 31, 2017
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,066	2,010	33,076	30,699	2,010	32,709
Less: Impairment loss	(13,307)	(2,500)	(15,807)	(13,307)	(500)	(13,807)
Less: Accumulated depreciation and amortization	(9,778)	(848)	(10,626)	(9,228)	(690)	(9,918)

Real estate owned, net	$11,275	$3,171	$14,446	$11,458	$5,329	$16,787

        During 2018, 2017 and 2016, our hotel property had a weighted average occupancy rate of approximately 49%, 52% and 54%, respectively, a weighted average daily rate of approximately $108, $108 and $100, respectively, and weighted average revenue per available room of approximately $53,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 9—Real Estate Owned and Held-For-Sale (Continued)

$56 and $54, respectively. The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

        Our office building was fully occupied by a single tenant until April 2017, when the lease expired. The building is currently vacant.

        Through site visits and discussions with market participants, we determined that our real estate assets exhibited indicators of impairment and, based on our impairment analyses performed, we recorded impairment losses of $2.0 million, $3.2 million and $11.2 million in 2018, 2017 and 2016, respectively.

        Our real estate assets had restricted cash balances totaling $0.5 million and $0.7 million at December 31, 2018 and 2017, respectively, due to escrow requirements.

Real Estate Held-For-Sale

        In 2016, we sold our remaining multifamily properties and a hotel property that were classified as held-for-sale for a total of $50.7 million and recognized a gain of $11.6 million. A portion of the sales proceeds were used to payoff the outstanding debt on the multifamily properties of $27.1 million. The results of operations for properties that were classified as held-for-sale during 2016 were de minimis.

Note 10—Goodwill and Other Intangible Assets

        Goodwill.    In 2017, we determined that the purchase price allocation related to the Acquisition in 2016 incorrectly omitted a deferred tax liability related to the book-to-tax difference in the value assigned to certain assets acquired. The impact of this omission to our 2016 consolidated financial statements was a $4.9 million understatement of goodwill and a corresponding understatement of other liabilities in our consolidated balance sheets. This omission had no impact on our results of operations and was corrected in 2017, resulting in a $4.9 million increase to goodwill and a corresponding increase in other liabilities.

        The following table sets forth the goodwill activity (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning balance	$56,626	$26,747
Additions from internalization of management team(1)	—	25,000
Purchase price allocation adjustment	—	4,879

Ending balance	$56,626	$56,626

(1)
Goodwill additions from the internalization of our management team completed in 2017 were allocated $12.5 million each to our two reporting segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 10—Goodwill and Other Intangible Assets (Continued)

        Other Intangible Assets.    The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite-lived intangible assets:
Broker relationships	$25,000	$(7,683)	$17,317	$25,000	$(4,558)	$20,442
Borrower relationships	14,400	(3,540)	10,860	14,400	(2,100)	12,300
Below market leases	4,010	(1,811)	2,199	4,010	(1,075)	2,935
Acquired technology	900	(737)	163	900	(437)	463
Infinite-lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200

	$73,310	$(13,771)	$59,539	$73,310	$(8,170)	$65,140

        The amortization expense recorded for these intangible assets were $5.6 million, $5.6 million and $2.6 million during 2018, 2017 and 2016, respectively.

        At December 31, 2018, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the succeeding five years are as follows ($ in thousands):

		Estimated Amortization Expense for the Years Ending December 31,
	Wtd. Avg. Remaining Life (in years)
		2019	2020	2021	2022	2023
Finite-lived intangible assets:
Broker relationships	5.5	$3,125	$3,125	$3,125	$3,125	$3,125
Borrower relationships	7.5	1,440	1,440	1,440	1,440	1,440
Below market leases	4.8	737	684	126	126	126
Acquired technology	0.5	163	—	—	—	—

	6.2	$5,465	$5,249	$4,691	$4,691	$4,691

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations

Credit Facilities and Repurchase Agreements

        Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

	December 31, 2018				December 31, 2017
	UPB(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB(1)	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$375 million repurchase facility	$336,428	$334,696	$467,680	4.75%	$103,818	$102,350	$145,850	3.90%
$100 million repurchase facility	71,017	70,837	98,597	4.31%	2,835	2,445	6,600	3.61%
$75 million credit facility	10,237	10,237	16,889	4.31%	—	—	—	—
$75 million credit facility	—	—	—	—	9,000	8,999	16,000	3.61%
$50 million credit facility	14,160	14,159	17,700	4.57%	32,560	32,538	40,700	3.61%
$50 million credit facility	—	—	—	—	3,700	3,581	4,625	4.88%
$35.9 million credit facility	30,855	30,512	44,100	4.87%	—	—	—	—
$25.5 million credit facility	18,552	18,552	34,000	5.07%	14,065	13,920	18,753	4.12%
$25 million working capital facility	—	—	—	—	10,000	10,000	—	4.12%
$23.2 million credit facility	23,175	23,175	30,900	4.87%	—	—	—	—
$20 million credit facility	20,000	19,912	41,650	5.07%	—	—	—	—
$17.4 million credit facility	12,462	12,462	15,844	4.97%	—	—	—	—
$8 million credit facility	8,000	7,946	10,000	5.07%	—	—	—	—
$7.5 million credit facility	—	—	—	—	7,472	7,432	9,340	4.37%
Repurchase facilities—securities(2)	118,112	118,112	—	5.07%	53,938	53,938	—	4.45%
$3 million master security agreement	1,168	1,168	—	3.19%	1,834	1,834	—	3.21%
$2.2 million master security agreement	1,678	1,678	—	4.66%	—	—	—	—

Structured Business total	$665,844	$663,446	$777,360	4.78%	$239,222	$237,037	$241,868	4.02%

Agency Business
$750 million ASAP agreement	$104,619	$104,619	$104,619	3.55%	$121,880	$121,880	$121,880	2.61%
$500 million repurchase facility	130,917	130,906	130,917	3.78%	24,873	24,827	24,873	2.91%
$250 million credit facility	26,651	26,651	26,651	3.75%	23,785	23,785	23,785	2.86%
$150 million credit facility	113,685	113,666	113,685	3.80%	21,821	21,802	21,821	2.96%
$150 million credit facility	96,419	96,339	96,419	3.80%	99,357	99,242	99,357	2.91%

Agency Business total	$472,291	$472,181	$472,291	3.74%	$291,716	$291,536	$291,716	2.78%

Consolidated total	$1,138,135	$1,135,627	$1,249,651	4.35%	$530,938	$528,573	$533,584	3.34%

(1)
The debt carrying value for the Structured Business at December 31, 2018 and 2017 was net of unamortized deferred finance costs of $2.4 million and $2.2 million, respectively. The debt carrying value for the Agency Business at December 31, 2018 and 2017 was net of unamortized deferred finance costs of $0.1 million and $0.2 million, respectively.

(2)
At December 31, 2018 and 2017, these facilities were collateralized by CLO bonds retained by us with an aggregate principal balance of $114.2 million and $61.0 million, respectively, and B Piece bonds with an aggregate carrying value of $76.4 million and $27.8 million, respectively.

        Structured Business.    We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as described below.

        At December 31, 2018 and 2017, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 5.07% and 4.51%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital line of credit and the security agreements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

used to finance leasehold and capital expenditure improvements at our corporate office, was 70% and 72% at December 31, 2018 and 2017, respectively.

        We have a $300.0 million repurchase facility that bears interest at a rate of 175 basis points over LIBOR on multifamily senior mortgage loans, 350 basis points over LIBOR on junior mortgage loans and matures in March 2020, with a one-year extension option. The committed amount under the facility was temporarily increased $75.0 million to $375.0 million, which expires in March 2019. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

        We have a $100.0 million repurchase facility to finance multifamily bridge loans that bears interest at a rate ranging from 175 basis points to 200 basis points over LIBOR (depending on the class of loan financed) and matures in June 2019, with a one-year extension option. The facility has a maximum advance rate of 80%.

        We have a $75.0 million credit facility to finance multifamily bridge loans that was scheduled to mature in February 2019 and bears interest at 175 basis points over LIBOR. In February 2019, we temporarily extended the maturity date to March 2019, with a one-month extension option, and are currently in negotiations to further amend the agreement. This facility includes a $25.0 million sublimit to finance healthcare related loans at an interest rate ranging from 212.5 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed and the advance rate. The facility has a maximum advance rate of 75% on multifamily bridge loans and 65% on healthcare related loans.

        We have another $75.0 million credit facility to finance bridge loans that bears interest at a rate of 200 basis points over LIBOR and matures in June 2019. The facility has a maximum advance rate of 70% to 75%, depending on the property type.

        We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of 200 basis points over LIBOR and is scheduled to mature in February 2019. We are currently in negotiations to amend the agreement and extend its maturity. This facility has a maximum advance rate of 80%.

        We have another $50.0 million credit facility that bears interest at a rate ranging from 250 basis points to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2019. The facility includes two one-year extension options and has a maximum advance rate of 80%.

        In the fourth quarter of 2018, we entered into a $35.9 million credit facility to finance a hotel property bridge loan. The facility bears interest at a rate of 230 basis points over LIBOR and matures in May 2020, with a six-month extension option.

        We have a $25.5 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in October 2019.

        We have a $25.0 million unsecured working capital line of credit that bears interest at a rate of 225 basis points over LIBOR. This line is scheduled to mature in June 2019 and is renewable annually.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

        We have a $23.2 million credit facility used to finance a self storage bridge loan. The facility bears interest at a rate of 230 basis points over LIBOR and matures in February 2020, with a one-year extension option.

        We have a $20.0 million credit facility used to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in March 2020, with a one-year extension option.

        We have a $17.4 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a rate of 240 basis points over LIBOR and matures in June 2020, with a one-year extension option.

        We have an $8.0 million credit facility used to finance a healthcare facility bridge loan. The facility bears interest at a rate of 250 basis points over LIBOR and matures in August 2021.

        We had a $7.5 million credit facility used to finance a healthcare related bridge loan. The facility bore interest at a rate of 275 basis points over LIBOR and in September 2018 the loan collateralizing this facility paid off and we simultaneously repaid this facility.

        We have two uncommitted repurchase facilities that are used to finance securities we retained in connection with our CLOs and our purchases of B Piece bonds from SBL program securitizations. The facilities bear interest at rates ranging from 175 basis points to 315 basis points over LIBOR and have no stated maturity date.

        We have two notes payable under a master security agreement that was used to finance leasehold improvements to our corporate office, which were assumed as part of the Acquisition. The two notes bear interest at a weighted average fixed rate of 3.19%, require monthly amortization payments and mature in 2020.

        We have a master security agreement to finance certain capital expenditures. We have a $2.2 million note payable under this agreement which bears interest at a fixed rate of 4.60%, requires monthly amortization payments and matures in March 2021.

        Agency Business.    We utilize credit facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below.

        In the fourth quarter of 2018, we amended our Multifamily As Soon as Pooled ® Plus ("ASAP") agreement with Fannie Mae increasing the available credit to $750.0 million from $500.0 million. The ASAP agreement provides us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of 105 basis points over LIBOR, with a LIBOR Floor of 0.35%.

        In the fourth quarter of 2018, we amended our $200.0 million repurchase facility increasing the committed amount $300.0 million to $500.0 million. The facility also includes an accordion feature to increase the committed amount to $750.0 million, which is available through the maturity date. The facility bears interest at a rate of 127.5 basis points over LIBOR and matures in August 2019. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

        We have a $100.0 million repurchase facility that bears interest at a rate of 125 basis points over LIBOR and matures in June 2019. The committed amount under the facility was temporarily increased $150.0 million to $250.0 million, which expired in January 2019. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $150.0 million credit facility that bears interest at a rate of 130 basis points over LIBOR that was scheduled to mature in January 2019. In January 2019, we amended this facility to extend the maturity date one year to January 2020 and reduce the interest rate 10 basis points to 120 basis points over LIBOR. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have another $150.0 million credit facility that bears interest at a rate of 130 basis points over LIBOR and matures in July 2019. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $50.0 million letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program. The facility bears interest at a fixed rate of 2.875%, matures in September 2020 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2018, the letters of credit outstanding include $44.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

        Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

				Collateral(3)
	Debt			Loans		Cash
	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
December 31, 2018
CLO X	$441,000	$436,384	4.01%	$539,007	$536,869	$20,993
CLO IX	356,400	352,244	3.92%	440,906	439,691	20,094
CLO VIII	282,874	279,857	3.87%	354,713	353,574	10,287
CLO VII	279,000	276,527	4.56%	325,057	324,195	30,725
CLO VI	250,250	248,536	5.05%	279,348	278,364	41,404

Total CLOs	$1,609,524	$1,593,548	4.22%	$1,939,031	$1,932,693	$123,503

December 31, 2017
CLO IX	$356,400	$351,042	2.97%	$372,350	$371,236	$88,650
CLO VIII	282,874	278,606	2.92%	364,838	363,339	162
CLO VII	279,000	275,331	3.61%	346,524	345,220	13,476
CLO VI	250,250	247,470	4.10%	314,382	313,582	10,618
CLO V	267,750	265,973	4.06%	347,797	346,803	2,203

Total CLOs	$1,436,274	$1,418,422	3.48%	$1,745,891	$1,740,180	$115,109

(1)
Debt carrying value is net of $16.0 million and $17.9 million of deferred financing fees at December 31, 2018 and 2017, respectively.

(2)
At December 31, 2018 and 2017, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.73% and 4.08%, respectively.

(3)
As of December 31, 2018 and 2017, there was no collateral at risk of default or deemed to be a "credit risk" as defined by the CLO indenture.

(4)
Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

        CLO X.    In June 2018, we completed CLO X, issuing seven tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $494.2 million. Of the total CLO notes issued, $441.0 million were investment grade notes issued to third party investors and $53.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $501.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in June 2028 and a four-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $58.1 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized, resulting in the issuer owning loan

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

obligations with a face value of $560.0 million, representing leverage of 79%. We retained a residual interest in the portfolio with a notional amount of $119.0 million, including the $53.2 million below investment grade notes. The notes had an initial weighted average interest rate of 1.45% plus one-month LIBOR and interest payments on the notes are payable monthly.

        CLO IX.    In December 2017, we completed CLO IX, issuing five tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $388.2 million. Of the total CLO notes issued, $356.4 million were investment grade notes issued to third party investors and $31.8 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $387.3 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in December 2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $92.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized, resulting in the issuer owning loan obligations with a face value of $480.0 million, representing leverage of 74%. We retained a residual interest in the portfolio with a notional amount of $123.6 million, including the $31.8 million below investment grade notes. The notes had an initial weighted average interest rate of 1.36% plus LIBOR and interest payments on the notes are payable monthly.

        CLO VIII.    In August 2017, we completed CLO VIII, issuing six tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $312.1 million. Of the total CLO notes issued, $282.9 million were investment grade notes issued to third party investors and $29.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $293.7 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in August 2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $71.3 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized, resulting in the issuer owning loan obligations with a face value of $365.0 million, representing leverage of 78%. We retained a residual interest in the portfolio with a notional amount of $82.1 million, including the $29.2 million below investment grade notes. The notes had an initial weighted average interest rate of 1.31% plus LIBOR and interest payments on the notes are payable monthly.

        CLO VII.    In April 2017, we completed CLO VII, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $279.0 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $296.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in April 2027 and a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $63.8 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which were subsequently utilized, resulting in the issuer owning loan obligations with a face value of $360.0 million, representing leverage of 78%. We retained a residual interest in the portfolio with a notional amount of $81.0 million. The notes had an initial weighted average interest rate of 1.99% plus LIBOR and interest payments on the notes are payable monthly.

        CLO VI.    In August 2016, we completed CLO VI, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $250.3 million. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $275.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in September 2026 and a three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $49.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which were subsequently utilized, resulting in the issuer owning loan obligations with a face value of $325.0 million, representing leverage of 77%. We retained a residual interest in the portfolio with a notional amount of $74.8 million. The notes had an initial weighted average interest rate of 2.48% plus LIBOR and interest payments on the notes are payable monthly.

        CLO V.    In June 2018, we unwound CLO V, redeeming $267.8 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO X), as well as with cash held by CLO V, and expensed $1.3 million of deferred financing fees into interest expense on the consolidated statements of income.

        CLO IV.    In September 2017, we unwound CLO IV, redeeming $219.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO VIII), as well as with cash held by CLO IV, and expensed $1.1 million of deferred financing fees into interest expense on the consolidated statements of income.

        CLO III.    In December 2016, we unwound CLO III, redeeming $281.3 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our financing facilities, as well as with cash held by the CLO, and expensed $1.0 million of deferred fees into interest expense in the consolidated statements of income.

Luxembourg Debt Fund

        In November 2017, we formed a $100.0 million Debt Fund and issued $70.0 million of floating rate notes to third party investors which bore an initial interest rate of 4.15% over LIBOR. The notes mature in 2025 and we retained a $30.0 million equity interest in the Debt Fund. The Debt Fund is a VIE for which we are the primary beneficiary and is consolidated in our financial statements. The Debt Fund is secured by a portfolio of loan obligations and cash with a face value of $100.0 million, which

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

includes first mortgage bridge loans, senior participation interests in first mortgage bridge loans, subordinate participation interest in first mortgage bridge loans and participation interests in mezzanine loans. The Debt Fund allows, for a period of three years, principal proceeds from portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions.

        Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

				Collateral(3)
	Debt			Loans		Cash
Period	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
December 31, 2018	$70,000	$68,183	6.75%	$69,186	$68,924	$30,814

December 31, 2017	$70,000	$68,084	5.79%	$96,995	$96,564	$3,005

(1)
Debt carrying value is net of $1.8 million and $1.9 million of deferred financing fees at December 31, 2018 and 2017, respectively.

(2)
At December 31, 2018 and 2017, the aggregate weighted average note rate, including certain fees and costs, was 7.49% and 6.05%, respectively.

(3)
At both December 31, 2018 and 2017, there was no collateral at risk of default or deemed to be a "credit risk."

(4)
Represents restricted cash held for reinvestment. Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

        In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the "Initial Notes") in a private placement, and, in May 2018, we issued an additional $25.0 million (the "Reopened Notes" and, together with the Initial Notes, the "5.625% Notes,") which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% Notes totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes. The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November starting in November 2018. At December 31, 2018, the debt carrying value of the 5.625% Notes was $122.5 million, net of $2.5 million of deferred financing fees, and the weighted average note rate was 6.08%, including certain fees and costs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

        At December 31, 2017, the debt carrying value of our 7.375% Notes was $95.3 million, which was net of $2.6 million of deferred financing fees, and the weighted average note rate was 8.16%.

Convertible Senior Unsecured Notes

        In July 2018, we issued $264.5 million in aggregate principal amount of 5.25% Convertible Notes through two separate private placement offerings, which includes the exercised purchaser's total over-allotment option of $34.5 million. The 5.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 86.9943 shares and 77.8331 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At December 31, 2018, the conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 88.3681 shares and 79.0623 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.32 per share and $12.65 per share of common stock, respectively.

        We received proceeds totaling $256.1 million from the offerings of our 5.25% Convertible Notes, net of the underwriter's discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the initial exchange of $127.6 million of our 5.375% Convertible Notes and $99.8 million of our 6.50% Convertible Notes for a combination of $219.8 million in cash (which includes accrued interest) and 6,820,196 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2018, we recorded a loss on extinguishment of debt of $5.0 million in connection with these exchanges, which included an inducement charge of $1.1 million.

        At December 31, 2018, there were $5.5 million and $0.1 million aggregate principal amount remaining of our 5.375% Convertible Notes and 6.50% Convertible Notes, respectively. The initial conversion rates of the 5.375% Convertible Notes and 6.50% Convertible Notes were 107.7122 shares and 119.3033 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.28 per share and $8.38 per share of common stock, respectively. At December 31, 2018, the 5.375% Convertible Notes and 6.50% Convertible Notes had conversion rates of 111.4750 shares and 126.1380 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $8.97 per share and $7.93 per share of common stock, respectively. The 5.375% Convertible Notes and 6.50% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in November 2020 and October 2019, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

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

December 31, 2018

Note 11—Debt Obligations (Continued)

precedent or policy that would indicate that we would settle the principal in shares or the conversion spread in cash.

        Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.49 years and 2.41 years at December 31, 2018 and 2017, respectively, on a weighted average basis.

        The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability Component				Equity Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
December 31, 2018	$270,057	$8,229	$7,060	$254,768	$9,436

December 31, 2017	$243,750	$5,742	$6,721	$231,287	$6,733

        During 2018, we incurred total aggregate interest expense on the notes of $21.1 million, of which $13.4 million, $4.8 million and $2.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During 2017, we incurred total aggregate interest expense on the notes of $10.1 million, of which $7.4 million, $1.6 million and $1.1 million related to the cash coupons, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 7.45% and 7.96% at December 31, 2018 and 2017, respectively.

Junior Subordinated Notes

        In 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. As a result, we settled our related equity investment and extinguished $21.5 million of notes. The carrying value of borrowings under our junior subordinated notes were $140.3 million and $139.6 million at December 31, 2018 and 2017, respectively, which is net of a deferred amount of $12.0 million and $12.5 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.1 million and $2.2 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The current weighted average note rate was 5.66% and 4.53% at December 31, 2018 and 2017, respectively. Including certain fees and costs, the weighted average note rate was 5.75% and 4.63% at December 31, 2018 and 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

Related Party Financing

        In connection with the Acquisition, we entered into a five year $50.0 million preferred equity interest financing agreement with ACM to finance a portion of the aggregate purchase price. At December 31, 2017, the outstanding principal balance was $50.0 million. In January 2018, we paid $50.0 million in full satisfaction of this debt. During 2018 and 2017, we recorded interest expense of $0.3 million and $3.8 million, respectively.

Debt Covenants

        Credit Facilities and Repurchase Agreements.    The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2018.

        CLOs.    Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2018, as well as on the most recent determination dates in January 2019. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

        A summary of our CLO compliance tests as of the most recent determination dates in January 2019 is as follows:

Cash Flow Triggers	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
Overcollateralization(1)
Current	129.87%	129.03%	129.03%	134.68%	126.98%
Limit	128.87%	128.03%	128.03%	133.68%	125.98%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	180.38%	207.52%	263.21%	252.03%	234.48%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        A summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter is as follows:

Determination(1)	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
January 2019	129.87%	129.03%	129.03%	134.68%	126.98%
October 2018	129.87%	129.03%	129.03%	134.68%	126.98%
July 2018	129.87%	129.03%	129.03%	134.68%	126.98%
April 2018	129.87%	129.03%	129.03%	134.69%	—
January 2018	129.87%	129.03%	129.03%	134.68%	—

(1)
The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 11—Debt Obligations (Continued)

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

Note 12—Allowance for Loss-Sharing Obligations

        Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$30,511	$32,408
Provision for loss sharing	7,126	6,358
Provision reversal for loan repayments	(3,283)	(6,617)
Charge-offs, net	(56)	(1,638)

Ending balance	$34,298	$30,511

        When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both December 31, 2018 and 2017, we had outstanding advances of $0.1 million, which were netted against the allowance for loss-sharing obligations.

        At December 31, 2018 and 2017, our allowance for loss-sharing obligations represented 0.25% and 0.24%, respectively, of the Fannie Mae servicing portfolio.

        At December 31, 2018 and 2017, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.46 billion and $2.24 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 13—Derivative Financial Instruments

        A summary of our non-qualifying derivative financial instruments held by our Agency Business is as follows ($ in thousands):

December 31, 2018
	Notional Value			Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate Lock Commitments	4	$18,161	Other Assets/ Other Liabilities	$324	$(95)
Forward Sale Commitments	90	491,125	Other Assets/ Other Liabilities	5,789	(637)

		$509,286		$6,113	$(732)

December 31, 2017
Rate Lock Commitments	3	$38,578	Other Assets/ Other Liabilities	$276	$(278)
Forward Sale Commitments	75	330,827	Other Assets/ Other Liabilities	408	(1,028)

		$369,405		$684	$(1,306)

        We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower "rate locks" a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

        These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2018, 2017 and 2016, we recorded net gains of $6.0 million, net losses of $1.4 million and net gains of $0.5 million, respectively, from changes in the fair value of these derivatives in other income, net and $98.8 million, $76.8 million and $44.9 million, respectively, of income from MSRs. See Note 14—Fair Value for details.

Note 14—Fair Value

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 14—Fair Value (Continued)

summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2018			December 31, 2017
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,283,342	$3,200,145	$3,249,499	$2,652,538	$2,579,127	$2,652,520
Loans held-for-sale, net	472,964	481,664	489,546	292,249	297,443	302,883
Capitalized mortgage servicing rights, net	n/a	273,770	322,463	n/a	252,608	286,073
Securities held-to-maturity, net	103,515	76,363	79,097	40,566	27,837	28,439
Derivative financial instruments	400,661	6,113	6,113	77,984	684	684
Financial liabilities:
Credit and repurchase facilities	$1,138,135	$1,135,627	$1,135,774	$530,938	$528,573	$529,992
Collateralized loan obligations	1,609,524	1,593,548	1,588,989	1,436,274	1,418,422	1,436,871
Debt fund	70,000	68,183	70,154	70,000	68,084	70,000
Senior unsecured notes	125,000	122,484	123,750	97,860	95,280	99,582
Convertible senior unsecured notes, net	270,057	254,768	267,324	243,750	231,287	254,335
Junior subordinated notes	154,336	140,259	95,873	154,336	139,590	94,215
Related party financing	—	—	—	50,000	50,000	49,682
Derivative financial instruments	108,625	732	732	291,421	1,306	1,306

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

December 31, 2018

Note 14—Fair Value (Continued)

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

December 31, 2018

Note 14—Fair Value (Continued)

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

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of December 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$6,113	$6,113	$—	$5,789	$324
Financial liabilities:
Derivative financial instruments	$732	$732	$—	$732	$—

        We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets were determined using the following input levels as of December 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$60,766	$60,766	$—	$—	$60,766
Non-financial assets:
Long-lived assets(2)	$14,446	$14,446	$—	$—	$14,446

(1)
We had an allowance for loan losses of $71.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $131.8 million at December 31, 2018.

(2)
We recorded a $2.0 million impairment loss during 2018 on the office building we own. See Note 9—Real Estate Owned and Held-For-Sale for details.

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

December 31, 2018

Note 14—Fair Value (Continued)

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

        Long-lived assets.    We review our real estate owned assets when events or circumstances change, indicating that the carrying amount of an asset may not be partially or fully recoverable. In the evaluation of a real estate owned asset for impairment, many factors are considered, including broker quotes, estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. We first compare the undiscounted cash flows to be generated by the asset to the carrying value of such asset. If the undiscounted cash flows are less than the carrying value, we recognize an impairment loss by comparing the carrying value of the asset to its fair value.

        Quantitative information about Level 3 fair value measurements at December 31, 2018 were as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$60,000	Discounted cash flows	Discount rate	23.00%
			Revenue growth rate	3.00%
Office	766	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	324	Discounted cash flows	W/A discount rate	13.06%
Long-lived assets:
Office building	3,171	Broker quotes	N/A	N/A

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 14—Fair Value (Continued)

        The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2018	2017	2016
Derivative assets
Balance at beginning of period	$276	$2,816	$—
Additions from the Acquisition	—	—	4,529
Settlements	(98,791)	(79,360)	(26,157)
Realized gains recorded in earnings	98,515	76,544	21,628
Unrealized gains recorded in earnings	324	276	2,816

Balance at end of period	$324	$276	$2,816

        The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
December 31, 2018
Rate lock commitments	$18,161	$324	$(95)	$229
Forward sale commitments	491,125	—	95	95
Loans held-for-sale, net(1)	472,964	10,253	—	10,253

Total		$10,577	$—	$10,577

(1)
Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 14—Fair Value (Continued)

        We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities were determined using the following input levels as of December 31, 2018 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$3,200,145	$3,249,499	$—	$—	$3,249,499
Loans held-for-sale, net	481,664	489,546	—	479,293	10,253
Capitalized mortgage servicing rights, net	273,770	322,463	—	—	322,463
Securities held-to-maturity, net	76,363	79,097	—	—	79,097
Financial liabilities:
Credit and repurchase facilities	$1,135,627	$1,135,774	$—	$472,181	$663,593
Collateralized loan obligations	1,593,548	1,588,989	—	—	1,588,989
Debt fund	68,183	70,154	—	—	70,154
Senior unsecured notes	122,484	123,750	123,750	—	—
Convertible senior unsecured notes, net	254,768	267,324	—	267,324	—
Junior subordinated notes	140,259	95,873	—	—	95,873

Note 15—Commitments and Contingencies

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

        As of December 31, 2018, we were required to maintain at least $13.2 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

        We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2018, we met the restricted liquidity requirement with a $44.0 million letter of credit.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 15—Commitments and Contingencies (Continued)

        As of December 31, 2018, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $32.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

        We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2018, we met all of Fannie Mae's quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA and we believe we have met all requirements as of December 31, 2018.

        As an approved designated seller/servicer under Freddie Mac's SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

        We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13—Derivative Financial Instruments and Note 14—Fair Value.

        Debt Obligations and Operating Leases.    As of December 31, 2018, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year were as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2019	$798,974	$5,468	$804,442
2020	1,075,447	5,210	1,080,657
2021	932,465	2,953	935,418
2022	162,719	2,703	165,422
2023	125,000	2,051	127,051
Thereafter	272,447	4,764	277,211

Total	$3,367,052	$23,149	$3,390,201

        Unfunded Commitments.    In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $130.9 million as of December 31, 2018 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 15—Commitments and Contingencies (Continued)

property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

December 31, 2018

Note 15—Commitments and Contingencies (Continued)

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

        Litigation Settlement.    In the third quarter of 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain.

        Due to Borrowers.    Due to borrowers represents borrowers' funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 16—Variable Interest Entities

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 16—Variable Interest Entities (Continued)

        The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	December 31, 2018	December 31, 2017
Assets:
Restricted cash	$179,855	$138,736
Loans and investments, net	2,001,617	1,836,744
Other assets	16,624	14,011

Total assets	$2,198,096	$1,989,491

Liabilities:
Collateralized loan obligations	$1,593,548	$1,418,422
Debt fund	68,183	68,084
Other liabilities	3,408	2,046

Total liabilities	$1,665,139	$1,488,552

        Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 11—Debt Obligations for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

        Unconsolidated VIEs.    We determined that we are not the primary beneficiary of 24 VIEs in which we have a variable interest as of December 31, 2018 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance.

        A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2018 is as follows (in thousands):

Type	Carrying Amount(1)
Loans	$289,392
B Piece bonds	76,363
Agency interest only strips	3,231

Total	$368,986

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2018, $130.1 million of loans to VIEs had corresponding loan loss reserves of $69.4 million. See Note 3—Loans and Investments for details. In addition, the maximum loss exposure as of December 31, 2018 would not exceed the carrying amount of our investment.

        These unconsolidated VIEs have exposure to real estate debt of approximately $4.18 billion at December 31, 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 17—Equity

        Preferred Stock.    The Series A and B preferred stock became redeemable by us in February 2018 and May 2018, respectively. The Series C preferred stock may not be redeemed by us before February 25, 2019.

        Common Stock.    In December 2018, we completed a public offering where we sold 8,700,000 shares of our common stock for $11.57 per share, and received net proceeds of $100.5 million. We used these net proceeds to make investments relating to our business and for general corporate purposes. We also used a portion of the net proceeds to purchase an aggregate of 870,000 shares of our common stock from our chief executive officer, ACM and an estate planning family vehicle established by our chief executive officer, at the same price the underwriters paid to purchase the shares.

        In May 2018, we completed a public offering where we sold 5,500,000 shares of our common stock for $8.72 per share, and received net proceeds of $47.8 million. We used these net proceeds to make investments relating to our business and for general corporate purposes.

        During 2018, we issued approximately 7,300,000 shares of our common stock in connection with the exchanges and subsequent settlements of our 5.375% Convertible Notes and 6.50% Convertible Notes.

        We have an "At-The-Market" equity offering sales agreement with JMP Securities LLC ("JMP,") which entitles us to issue and sell up to 7,500,000 shares of our common stock through JMP. Sales of the shares are made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2018, we sold 952,700 shares for net proceeds of $8.1 million. As of December 31, 2018, we had approximately 6,500,000 shares available under this agreement.

        As of December 31, 2018, we had $399.3 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

        Noncontrolling Interest.    Noncontrolling interest relates to the OP Units issued to satisfy a portion of the Acquisition purchase price. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. In August 2018, ACM distributed 577,185 OP Units and special voting preferred shares to certain of its members in consideration for their respective membership interests, which were redeemed by us for cash totaling $6.8 million. At December 31, 2018, there were 20,653,584 OP Units outstanding, which represented 19.7% of the voting power of our outstanding stock. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 17—Equity (Continued)

        Distributions.    Dividends declared (on a per share basis) for the year ended December 31, 2018 are as follows:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
December 13, 2018(2)	$0.15	October 31, 2018	$0.515625	$0.484375	$0.53125
October 31, 2018	$0.27	August 1, 2018	$0.515625	$0.484375	$0.53125
August 1, 2018	$0.25	May 2, 2018	$0.515625	$0.484375	$0.53125
May 2, 2018	$0.25	February 2, 2018	$0.515625	$0.484375	$0.53125
February 21, 2018	$0.21

(1)
The dividend declared on October 31, 2018 was for September 1, 2018 through November 30, 2018. The dividend declared on August 1, 2018 was for June 1, 2018 through August 31, 2018. The dividend declared on May 2, 2017 was for March 1, 2018 through May 31, 2018. The dividend declared on February 3, 2018 was for December 1, 2017 through February 28, 2018.

(2)
On December 13, 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in a combination of $2.5 million of cash and 901,432 common shares in January 2019.

        Common Stock—On February 13, 2019, the Board of Directors declared a cash dividend of $0.27 per share of common stock. The dividend is payable on March 20, 2019 to common stockholders of record as of the close of business on March 1, 2019.

        Preferred Stock—On February 1, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2018 through February 28, 2019 and are payable on February 28, 2019 to preferred stockholders of record on February 15, 2019.

        We have determined that 100% of the common stock and preferred stock dividends paid during 2018, 2017 and 2016 represented ordinary income to our stockholders for income tax purposes. Pursuant to Internal Revenue Code Section 59(d), alternative minimum tax ("AMT") could be apportioned between a REIT and its stockholders' to the extent the REIT distributes its regular taxable income. However, among the numerous provisions included in the Tax Reform enacted in December 2017, the AMT was repealed for corporate taxpayers. Therefore, the apportionment of AMT between a REIT and its stockholders is no longer applicable for tax years beginning after December 31, 2017.

        Deferred Compensation.    We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers, directors and, prior to May 31, 2017, employees of our Former Manager.

        In 2018, 2017 and 2016, we granted 265,444 shares, 299,750 shares and 282,405 shares, respectively, of restricted common stock with a total grant date fair value of $2.3 million, $2.4 million and $1.9 million, respectively, to certain employees of ours and our Former Manager. One third of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 17—Equity (Continued)

shares vested as of the grant date and one third will vest on each of the first and second anniversaries of the grant date. In 2018, 2017 and 2016, we also granted 67,002 shares, 74,375 shares and 67,260 shares, respectively, of fully vested common stock with a grant date fair value of $0.6 million, $0.6 million and $0.4 million, respectively, to the independent members of our Board of Directors.

        Effective January 1, 2017, we entered into an amended and restated annual incentive agreement (the "2017 annual incentive agreement") with our chief executive officer. The chief executive officer's annual cash bonus and value of his annual long-term equity awards under the 2017 annual incentive agreement each increased 10% as a result of the Company meeting the equity capitalization growth goals in his previous incentive agreement. In addition, the chief executive officer is also eligible to receive a $3.0 million performance-based restricted stock award annually for five years subject to meeting certain goals related to the integration of the Acquisition. Each $3.0 million award vests in full three years after the grant date and is subject to the chief executive officer's continued employment. All other terms of the 2017 annual incentive agreement are consistent with the chief executive officer's previous incentive agreement.

        In 2018, 2017 and 2016, we granted our chief executive officer 63,584 shares 74,830 shares 70,225 shares, respectively, of restricted common stock with a grant date fair value of $0.6 million, $0.6 million and $0.5 million, respectively, and up to 381,503, 448,980 and 421,348, respectively, of performance-based restricted stock units with a grant date fair value of $0.8 million, $1.0 million and $0.9 million, respectively. One quarter of the restricted common stock vested on the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. To date, our chief executive officer was granted in the aggregate up to 1,697,595 performance-based restricted stock units, of which 445,765 units fully vested based on achieving the performance objectives for the four-year period ended December 31, 2018.

        In 2018 and 2017, we also granted our chief executive officer 294,985 shares and 357,569 shares, respectively, of performance-based restricted stock with a grant date fair value of $3.4 million and $2.7 million, respectively, as a result of achieving goals related to the integration of the Acquisition. The performance-based restricted stock vests in full three years after the grant date.

        During 2018, 2017 and 2016, we recorded total stock-based compensation expense of $5.4 million, $3.2 million and $1.6 million, respectively, to employee compensation and benefits and $0.6 million, $1.7 million and $1.9 million, respectively, to selling and administrative expense.

        During 2018, 426,079 shares of restricted stock with a grant date fair value of $3.4 million vested.

        As of December 31, 2018 and 2017, there were 1,033,616 shares and 774,972 shares, respectively, of unvested restricted common stock with a grant date fair value of $9.5 million and $6.2 million, respectively.

        At December 31, 2018, total unrecognized compensation cost related to unvested restricted common stock was $5.5 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 2.0 years.

        Earnings Per Share.    Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 17—Equity (Continued)

period inclusive of participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends, similar to shares of common stock requiring the two-class method of computing earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.

        The following tables reconcile the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders(1)	$108,312	$108,312	$65,835	$65,835	$42,796	$42,796
Net income attributable to noncontrolling interest(2)	—	32,185	—	24,120	—	—

Net income attributable to common stockholders and noncontrolling interest	$108,312	$140,497	$65,835	$89,955	$42,796	$42,796

Weighted average shares outstanding	70,208,165	70,208,165	57,890,574	57,890,574	51,305,095	51,305,095
Dilutive effect of OP Units(2)	—	21,033,103	—	21,230,769	—	—
Dilutive effect of restricted stock units(3)	—	1,476,653	—	1,092,072	—	425,458
Dilutive effect of convertible notes(4)	—	908,861	—	97,837	—	—
Dilutive effect of stock dividend(5)	—	15,386	—	—	—	—

Weighted average shares outstanding	70,208,165	93,642,168	57,890,574	80,311,252	51,305,095	51,730,553

Net income per common share(1)	$1.54	$1.50	$1.14	$1.12	$0.83	$0.83

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

(3)
Our chief executive officer was granted restricted stock units in 2018, 2017 and 2016 which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

(4)
The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

(5)
Represents the dilutive effect of the portion of the special dividend that was paid with common shares.

Note 18—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 18—Income Taxes (Continued)

taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT—federal taxable income, net of dividends paid and net operating loss deductions, for 2018, 2017 and 2016, and therefore, have not provided for REIT federal income tax expense. The REIT incurred state tax (benefit)/expense for 2018, 2017 and 2016 of $(0.1) million, $1.0 million and $0.5 million, respectively. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018.

        Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business, are owned or conducted through our TRS Consolidated Group, the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group has federal net operating losses from prior years which will be used against the income from the Agency Business. For 2018, 2017 and 2016, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT of $9.7 million, $13.4 million and $0.8 million, respectively. In 2018, a valuation allowance was recorded at the TRS Consolidated Group of $0.3 million on the deferred tax assets related to capital loss carryforwards. In 2017 and 2016, the valuation allowance of $3.5 million and $5.4 million, respectively, previously recorded at the TRS Consolidated Group was released.

        In January 2018, the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price was paid off. When we entered into the Acquisition, we established a deferred tax liability in connection with the preferred equity interest. Upon payoff in January 2018, the deferred tax liability was written off and we recorded a deferred tax benefit of $12.5 million. See Note 11—Debt Obligations for details.

        A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pre-tax GAAP income:
REIT	$64,260	$66,988	$35,151
TRS Consolidated Group	93,522	43,880	8,470

Total pre-tax GAAP income	$157,782	$110,868	$43,621

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 18—Income Taxes (Continued)

        Our provision for (benefit from) income taxes was comprised as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision
Federal	$17,479	$17,201	$768
State	4,285	3,557	1,589

Total	21,764	20,758	2,357

Deferred tax (benefit) provision
Federal	$(9,446)	$(2,928)	$1,449
State	(2,867)	(929)	2,380
Valuation allowance	280	(3,542)	(5,361)

Total	(12,033)	(7,399)	(1,532)

Total income tax expense	$9,731	$13,359	$825

        A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
REIT non-taxable income	(8.6)	(21.2)	(28.2)
State and local income taxes, net of federal tax benefit	0.6	1.6	6.9
Change in valuation allowance	0.2	(1.3)	(12.3)
Preferred equity interest deferred tax write-off	(6.3)	—	—
Tax rate change	—	(4.8)	—
Other	(0.7)	2.7	0.5

Effective income tax rate	6.2%	12.0%	1.9%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 18—Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Expenses not currently deductible	$11,853	$9,750
Loan loss reserves	8,614	10,036
Net operating and capital loss carryforwards	417	137
Valuation allowance	(3,698)	(3,418)

Deferred tax assets, net	$17,186	$16,505

Deferred tax liabilities:
Interest in equity affiliates—net	$136	$2,841
Intangibles	9,674	15,673
Mortgage servicing rights	5,290	7,493
Other	807	1,252

Deferred tax liabilities, net	$15,907	$27,259

        The Tax Reform was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. The provision for income taxes for 2018 reflects the newly enacted corporate federal income tax rate of 21%. We applied the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Reform throughout 2018 and in 2017. At December 31, 2018, we have completed our accounting for the enactment-date income tax effects of the Tax Reform and no material adjustments have been recorded. At December 31, 2017, the provision for income taxes for 2017 included the newly enacted corporate federal income tax rate of 21%, which resulted in a deferred income tax benefit of $5.3 million, primarily from applying the new lower income tax rates to our net long term deferred tax assets and liabilities recorded on our consolidated balance sheets.

        At December 31, 2018, our TRS Consolidated Group had $17.2 million of deferred tax assets, net of a $3.7 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $15.9 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

        At December 31, 2017, our TRS Consolidated Group had $16.5 million of deferred tax assets, net of a $3.4 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves and net operating loss carryforwards. Our TRS Consolidated Group's deferred tax assets were offset by $27.3 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 18—Income Taxes (Continued)

        As of December 31, 2018, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards remaining and no capital loss carryforwards. As of December 31, 2017, the REIT (excluding the TRS Consolidated Group) had $3.3 million of federal net operating loss carryforwards and no capital loss carryforwards.

        At both December 31, 2018 and 2017, the TRS Consolidated Group had federal and state net operating loss carryforwards of $0.5 million, which will expire through 2031. As of December 31, 2018, the TRS Consolidated Group had capital loss carryforwards of $1.1 million, which will expire through 2023.

        We have assessed our tax positions for all open years, which include 2015-2018, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2015 through 2018.

Note 19—Agreements and Transactions with Related Parties

        Management Agreement.    Prior to May 31, 2017, we had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we terminated the existing management agreement. We incurred base management fees of $6.7 million and $12.6 million in 2017 and 2016, respectively.

        We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During 2018 and 2017, we incurred $1.3 million and $0.7 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

        Other Related Party Transactions.    Due from related party was $1.3 million and $0.7 million at December 31, 2018 and 2017, respectively, which consisted primarily of amounts due from ACM for costs incurred in connection with the shared services agreement described above.

        In November 2018, we originated a $61.2 million bridge loan (which $15.0 million was funded as of December 31, 2018) on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. Interest income recorded from this loan totaled $0.2 million for 2018.

        In October 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million for 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19—Agreements and Transactions with Related Parties (Continued)

        In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and matures in May 2019. Interest income recorded from this loan totaled $0.8 million for 2018.

        In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.6 million for 2018.

        In April 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.3 million for 2018.

        In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million, $3.8 million and $1.8 million for 2018, 2017 and 2016, respectively.

        In December 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $2.4 million and $0.1 million for 2018 and 2017, respectively.

        In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $2.1 million and $0.2 million for 2018 and 2017, respectively.

        In July 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 95% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and was scheduled to mature in July 2020. This loan was repaid in full in August 2018. Interest income recorded from this loan totaled $1.9 million and $0.9 million for 2018 and 2017, respectively.

        In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 21.4% interest in the borrowing entity. We carry a maximum loss-sharing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19—Agreements and Transactions with Related Parties (Continued)

obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was $0.1 million and less than $0.1 million for 2018 and 2017, respectively.

        In March 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from these loans totaled $0.3 million and $1.0 million for 2018 and 2017, respectively.

        In January 2017, we modified a $5.0 million preferred equity investment, subsequently increasing our balance to $15.0 million, with a commitment to fund an additional $5.0 million. This investment had a fixed interest rate of 11% that was scheduled to mature in January 2020. We also entered into an agreement with a consortium of investors (which include, among other unaffiliated investors, certain of our officers and our chief executive officer) which admitted them as a member to fund the remaining $5.0 million preferred equity investment, which was generally subordinate to our investment. The principal balance was repaid in full in the fourth quarter of 2017. Interest income recorded from our investment totaled $1.1 million for 2017.

        In January 2017, Ginkgo Investment Company LLC ("Ginkgo"), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2018. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was $0.1 million for both 2018 and 2017.

        In September 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. Interest income recorded from these loans totaled $1.9 million, $2.7 million and $0.7 million for 2018, 2017 and 2016, respectively.

        In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. The preferred equity investment has a fixed interest rate of 10% and was scheduled to mature in November 2018. We are currently in negotiations with the borrower to amend the agreements and extend the maturity dates. Interest income recorded from these loans totaled $1.4 million, $1.3 million and $1.2 million for 2018, 2017 and 2016, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19—Agreements and Transactions with Related Parties (Continued)

        In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million, $1.1 million and $1.0 million for 2018, 2017 and 2016, respectively.

        In 2015, we originated a $7.1 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. In August 2017, this loan paid off in full. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25%. Interest income recorded from this loan totaled $0.3 million and $0.4 million for 2017 and 2016, respectively.

        In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were scheduled to mature in October 2018. These loans both paid off in full during the third and four quarters of 2018. Interest income recorded from these loans totaled $1.0 million, $1.1 million and $1.0 million for 2018, 2017 and 2016, respectively.

        In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that had a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million, $0.3 million and $0.4 million for 2018, 2017 and 2016, respectively.

        In 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, including our chief executive officer and ACM) who together own an interest of 90% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in April 2018. The loan was repaid in full in 2016. Interest income recorded from this loan totaled $0.4 million for 2016.

        In 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and was scheduled to mature in February 2018. To accomplish the modification, we formed a joint venture with a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, including our chief executive officer, and other related parties) to invest an additional $2.0 million preferred equity investment that is generally subordinate to ours. During 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million. Interest income recorded from this loan was $1.0 million for 2016.

        In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19—Agreements and Transactions with Related Parties (Continued)

purchased from the mortgage banking business's origination platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets (which $0.7 million was received in 2018). We recorded income from these investments of $0.9 million, a loss of $7.2 million and income of $10.0 million for 2018, 2017 and 2016, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of December 31, 2018, our maximum exposure under this guaranty totals $1.9 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty.

        Interest income recorded from loans originated in 2014 or prior years with our affiliates totaled $0.2 million, $4.1 million and $4.6 million for 2018, 2017 and 2016, respectively.

        We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the "Lexford" portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans which we originated in June 2018 have interest rates of 400 basis points over LIBOR and mature in June 2021 (with 2 one-year extension options). Interest income recorded from these loans totaled $10.1 million during 2018. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $2.5 million, $2.5 million and $2.8 million during 2018, 2017 and 2016, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited ("bad boy") guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2018, this debt had an aggregate outstanding balance of $320.7 million and is scheduled to mature between 2019 and 2025.

        Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 80% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued 21,230,769 OP Units, each paired with one share of our special voting preferred shares. In December 2017 and August 2018, ACM distributed 5,780,348 and 577,185 OP Units, respectively, to certain of its members, which include the Kaufman Entities and certain of our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19—Agreements and Transactions with Related Parties (Continued)

officers and employees. At December 31, 2018, ACM holds 4,945,837 shares of our common stock and 14,873,236 OP Units, which represents 18.9% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 20—Employee Benefits

        We assumed a 401(k) defined contribution plan (the "401(k) Plan") and a non-qualified deferred compensation plan (the "Deferred Comp Plan") in connection with the Acquisition.

        The 401(k) Plan is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2018, 2017 and 2016, we recorded $0.6 million, $0.6 million and $0.3 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

        The Deferred Comp Plan is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. Under the Deferred Comp Plan, which can be modified or discontinued at any time, participating employees may defer a portion of their compensation and we are contractually obligated to match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests. All employee deferrals vest immediately and matching contributions vest over a nine-year period beginning after year five. For 2018, 2017 and 2016, there were $3.4 million, $2.4 million and $0.7 million, respectively, of employee deferrals. As of December 31, 2018 and 2017, we had recorded liabilities totaling $8.8 million and $5.9 million, respectively, and assets of $5.9 million and $4.5 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

Note 21—Segment Information

        The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

expenses, management fees (through May 31, 2017—effective date of the termination of the existing management agreement with ACM) and stock-based compensation.

	Year Ended December 31, 2018
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$226,750	$25,018	$—	$251,768
Interest expense	137,719	15,770	329	153,818

Net interest income	89,031	9,248	(329)	97,950

Other revenue:
Gain on sales, including fee-based services, net	—	70,002	—	70,002
Mortgage servicing rights	—	98,839	—	98,839
Servicing revenue	—	94,158	—	94,158
Amortization of MSRs	—	(48,124)	—	(48,124)
Property operating income	10,095	—	—	10,095
Other income, net	1,490	6,671	—	8,161

Total other revenue	11,585	221,546	—	233,131

Other expenses:
Employee compensation and benefits	27,456	83,014	—	110,470
Selling and administrative	15,642	21,432	—	37,074
Property operating expenses	10,431	—	—	10,431
Depreciation and amortization	1,851	5,602	—	7,453
Impairment loss on real estae owned	2,000	—	—	2,000
Provision for loss sharing (net of recoveries)	—	3,843	—	3,843
Provision for loan losses (net of recoveries)	8,353	—	—	8,353
Litigation settlement gain	(10,170)	—	—	(10,170)

Total other expenses	55,563	113,891	—	169,454

Income before extinguishment of debt, income from equity affiliates and income taxes	45,053	116,903	(329)	161,627
Loss on extinguishment of debt	(5,041)	—	—	(5,041)
Income from equity affiliates	1,196	—	—	1,196
Benefit from (provision for) income taxes	774	(10,505)	—	(9,731)

Net income	41,982	106,398	(329)	148,051

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	32,185	32,185

Net income attributable to common stockholders	$34,428	$106,398	$(32,514)	$108,312

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

	Year Ended December 31, 2017
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$136,526	$19,651	$—	$156,177
Interest expense	74,136	12,089	3,847	90,072

Net interest income	62,390	7,562	(3,847)	66,105

Other revenue:
Gain on sales, including fee-based services, net	—	72,799	—	72,799
Mortgage servicing rights	—	76,820	—	76,820
Servicing revenue	—	76,412	—	76,412
Amortization of MSRs	—	(47,202)	—	(47,202)
Property operating income	10,973	—	—	10,973
Other income, net	2,083	(1,398)	—	685

Total other revenue	13,056	177,431	—	190,487

Other expenses:
Employee compensation and benefits	19,555	72,571	—	92,126
Selling and administrative	11,765	18,973	—	30,738
Property operating expenses	10,482	—	—	10,482
Depreciation and amortization	1,784	5,601	—	7,385
Impairment loss on real estate owned	3,200	—	—	3,200
Provision for loss sharing (net of recoveries)	—	(259)	—	(259)
Provision for loan losses (net of recoveries)	(456)	—	—	(456)
Management fee—related party	3,259	3,414	—	6,673

Total other expenses	49,589	100,300	—	149,889

Income before extinguishment of debt, loss from equity affiliates and income taxes	25,857	84,693	(3,847)	106,703
Gain on extinguishment of debt	7,116	—	—	7,116
Loss from equity affiliates	(2,951)	—	—	(2,951)
Provision for income taxes	(957)	(12,402)	—	(13,359)

Net income	29,065	72,291	(3,847)	97,509

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	24,120	24,120

Net income attributable to common stockholders	$21,511	$72,291	$(27,967)	$65,835

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

        The Agency Business information for 2016 in the following table includes only the operating results of the Acquisition from July 14, 2016 (Acquisition closing date) to December 31, 2016.

	Year Ended December 31, 2016
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$109,622	$6,551	$—	$116,173
Other interest income, net	2,539	—	—	2,539
Interest expense	57,943	3,887	1,793	63,623

Net interest income	54,218	2,664	(1,793)	55,089

Other revenue:
Gain on sales, including fee-based services, net	—	24,594	—	24,594
Mortgage servicing rights	—	44,941	—	44,941
Servicing revenue	—	30,759	—	30,759
Amortization of MSRs	—	(21,705)	—	(21,705)
Property operating income	14,881	—	—	14,881
Other income, net	542	499	—	1,041

Total other revenue	15,423	79,088	—	94,511

Other expenses:
Employee compensation and benefits	14,884	23,763	—	38,647
Selling and administrative	9,714	7,873	—	17,587
Acquisition costs	—	—	10,262	10,262
Property operating expenses	13,501	—	—	13,501
Depreciation and amortization	2,454	2,568	—	5,022
Impairment loss on real estae owned	11,200	—	—	11,200
Provision for loss sharing (net of recoveries)	—	2,235	—	2,235
Provision for loan losses (net of recoveries)	(134)	—	—	(134)
Management fee—related party	9,044	3,556	—	12,600

Total other expenses	60,663	39,995	10,262	110,920

Income before sale of real estate, income from equity affiliates and income taxes	8,978	41,757	(12,055)	38,680
Gain on sale of real estate	11,631	—	—	11,631
Income from equity affiliates	12,995	—	—	12,995
Provision for income taxes	—	(825)	—	(825)

Net income	33,604	40,932	(12,055)	62,481

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	12,131	12,131

Net income attributable to common stockholders	$26,050	$40,932	$(24,186)	$42,796

(1)
Includes certain corporate expenses not allocated to the two reportable segments, such as financing costs associated with the Acquisition, as well as income allocated to the noncontrolling interest holders.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

	December 31, 2018
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$89,457	$70,606	$—	$160,063
Restricted cash	180,606	—	—	180,606
Loans and investments, net	3,200,145	—	—	3,200,145
Loans held-for-sale, net	—	481,664	—	481,664
Capitalized mortgage servicing rights, net	—	273,770	—	273,770
Securities held-to-maturity, net	—	76,363	—	76,363
Investments in equity affiliates	21,580	—	—	21,580
Goodwill and other intangible assets	12,500	103,665	—	116,165
Other assets	81,494	20,325	—	101,819

Total assets	$3,585,782	$1,026,393	$—	$4,612,175

Liabilities:
Debt obligations	$2,842,688	$472,181	$—	$3,314,869
Allowance for loss-sharing obligations	—	34,298	—	34,298
Other liabilities	159,413	38,029	—	197,442

Total liabilities	$3,002,101	$544,508	$—	$3,546,609

	December 31, 2017
	Structured Business	Agency Business	Other / Eliminations	Consolidated
Assets:
Cash and cash equivalents	$37,056	$67,318	$—	$104,374
Restricted cash	139,398	—	—	139,398
Loans and investments, net	2,579,127	—	—	2,579,127
Loans held-for-sale, net	—	297,443	—	297,443
Capitalized mortgage servicing rights, net	—	252,608	—	252,608
Securities held-to-maturity, net	—	27,837	—	27,837
Investments in equity affiliates	23,653	—	—	23,653
Goodwill and other intangible assets	12,500	109,266	—	121,766
Other assets	66,227	13,512	—	79,739

Total assets	$2,857,961	$767,984	$—	$3,625,945

Liabilities:
Debt obligations	$2,189,700	$291,536	$50,000	$2,531,236
Allowance for loss-sharing obligations	—	30,511	—	30,511
Other liabilities	155,814	42,819	1,009	199,642

Total liabilities	$2,345,514	$364,866	$51,009	$2,761,389

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

	Year Ended December 31,
	2018	2017	2016
Origination Data:
Structured Business
New loan originations	$1,656,020	$1,842,974	$847,683
Loan payoffs / paydowns	955,575	924,120	553,409
Agency Business
Origination Volumes by Investor:
Fannie Mae	$3,332,100	$2,929,481	$1,668,581
Freddie Mac	1,587,958	1,322,498	456,422
FHA	153,523	189,087	24,630
CMBS/Conduit	50,908	21,370	—

Total	$5,124,489	$4,462,436	$2,149,633

Total loan commitment volume	$5,104,072	$4,344,328	$2,129,720

Loan Sales Data:
Agency Business
Fannie Mae	$3,217,006	$3,223,953	$1,130,392
Freddie Mac	1,540,483	1,399,029	332,319
FHA	115,747	170,554	29,673
CMBS/Conduit	50,908	21,370	—

Total	$4,924,144	$4,814,906	$1,492,384 (1)

Sales margin (fee-based services as a % of loan sales)	1.42%	1.51%	1.65%

MSR rate (MSR income as a % of loan commitments)	1.94%	1.77%	2.11%

(1)
Loan sales were $1.91 billion for 2016, including loans that were acquired as part of the Acquisition.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 21—Segment Information (Continued)

	December 31, 2018
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$13,562,667	51.3	7.4
Freddie Mac	4,394,287	30.8	10.8
FHA	644,687	15.5	19.6

Total	$18,601,641	45.2	8.6

	December 31, 2017
Fannie Mae	$12,502,699	53.6	6.9
Freddie Mac	3,166,134	29.5	10.5
FHA	537,482	16.5	19.6

Total	$16,206,315	47.7	8.1

Note 22—Selected Quarterly Financial Data—Unaudited

        Summarized quarterly financial data for 2018 and 2017 is as follows ($ in thousands, except per share data):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net interest income	$30,361	$27,952	$21,411	$18,225
Total other revenue	77,464	55,580	46,923	53,162
Total other expenses	50,255	34,739	40,610	43,849

Income before extinguishment of debt, income from equity affiliates and income taxes	57,570	48,793	27,724	27,538
Loss on extinguishment of debt	(82)	(4,960)	—	—
Income (loss) from equity affiliates	91	(1,028)	1,387	746
(Provision for) benefit from income taxes	(8,635)	(5,381)	(4,499)	8,784

Net income	48,944	37,424	24,612	37,068
Preferred stock dividends	1,888	1,888	1,888	1,888
Net income attributable to noncontrolling interest	9,838	7,799	5,557	8,991

Net income attributable to common stockholders	$37,218	$27,737	$17,167	$26,189

Basic earnings per common share(1)	$0.48	$0.37	$0.26	$0.42

Diluted earnings per common share(1)	$0.47	$0.36	$0.25	$0.42

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 22—Selected Quarterly Financial Data—Unaudited (Continued)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net interest income	$19,671	$18,290	$14,057	$14,088
Total other revenue	51,431	47,989	44,735	46,332
Total other expenses	37,999	36,596	37,043	38,254

Income before extinguishment of debt, income from equity affiliates and income taxes	33,103	29,683	21,749	22,166
Gain on extinguishment of debt	—	—	—	7,116
(Loss) income from equity affiliates	(4,706)	995	(3)	763
Benefit from (provision for) income taxes	2,885	(6,708)	(3,435)	(6,101)

Net income	31,282	23,970	18,311	23,944
Preferred stock dividends	1,888	1,888	1,888	1,888
Net income attributable to noncontrolling interest	7,524	5,661	4,494	6,442

Net income attributable to common stockholders	$21,870	$16,421	$11,929	$15,614

Basic earnings per common share(1)	$0.35	$0.27	$0.21	$0.30

Diluted earnings per common share(1)	$0.35	$0.26	$0.21	$0.30

(1)
The sum of the quarterly amounts may not equal amounts reported for year-to-date periods, due to the effects of rounding for each period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2018

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO	2020 - 2021	LIBOR + 3.40% - 11.95% Floor 0.25% - 1.36%	$—	$429,500	$429,621	$—
Bridge loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2019 - 2023	LIBOR + 3.00% - 12.98% Floor 0.16% - 2.50% Fixed 3.00% - 12.00%	—	1,764,647	1,757,259	—
Self Storage	Various	IO	2019 - 2022	LIBOR + 3.90% - 10.60% Floor 0.78% - 1.57%	11,800	301,830	300,534	—
Land	Various	IO	2019	LIBOR + 4.00% Floor 0.15% Fixed 0.00% - 11.64%	—	136,295	68,268	—
Office	Various	IO / PI	2019 - 2020	LIBOR + 3.10% - 8.00% Floor 0.24% - 2.13%	—	122,167	120,096	—
Healthcare	Various	IO	2019 - 2021	LIBOR + 4.75% - 11.60% Floor 1.12% - 2.50%	—	122,775	122,064	—
Hotel	NY	IO	2019 - 2020	LIBOR + 5.30% - 8.28% Floor 0.45% - 2.38%	—	80,100	79,664	—
Retail	Various	IO	2019 - 2021	LIBOR + 4.95% - 6.00% Floor 2.13% - 2.38%	—	35,500	35,264	—

Total Bridge Loans less than 3% of carrying amount of total loans					11,800	2,563,314	2,483,149	—

Total Bridge Loans					11,800	2,992,814	2,912,770	—

Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2019 - 2029	Fixed 6.00% - 14.00%	755,446	179,081	178,024	—
Commercial	NY	IO	2019	Fixed 6.00%	29,792	1,700	—	—
Office	SC	PI	2024	Fixed 15.00%	9,978	880	870	—

Total Preferred Equity Investments					795,216	181,661	178,894	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2018

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO	2019 - 2023	Fixed 2.00% - 11.50%	33,193	54,692	54,529	—
Hotel	NY	IO	2020	LIBOR + 13.00% Floor 1.23%	60,625	19,975	19,835	—
Land	Various	IO	2019	Fixed 0.00% - 12.00%	—	15,333	15,318	—
Retail	Various	IO / PI	2021 - 2024	Fixed 12.00%	31,191	9,867	9,822	—
Office	Various	IO	2020 - 2028	LIBOR + 11.81% Floor 2.13% Fixed 9.00%	60,000	9,000	8,977	—

Total Mezzanine Loans					185,009	108,867	108,481	—

Total Loans					$992,025	$3,283,342	$3,200,145	$—

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2018, $425.2 million of loans were extended.

(5)
The federal income tax basis is approximately $3.28 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2018

($ in thousands)

        The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$2,579,127	$1,695,732	$1,450,334
Additions during period:
New loan originations	1,658,732	1,842,974	847,683
Loan charge-offs	3,173	20,473	2,959
Funding of unfunded loan commitments(1)	21,027	51,689	7,851
Accretion of unearned revenue	9,278	6,519	4,297
Recoveries of reserves	2,527	2,456	193
Deductions during period:
Loan payoffs and paydowns	(957,163)	(929,796)	(556,893)
Unfunded loan commitments(1)	(88,617)	(77,233)	(50,691)
Use of loan charge-offs	(3,173)	(20,473)	(2,959)
Provision for loan losses	(13,986)	(2,000)	(59)
Unearned revenue and costs	(10,780)	(11,214)	(6,983)

Balance at end of year	$3,200,145	$2,579,127	$1,695,732

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2018 all filings required by Section 16(a) of the Exchange Act were made timely, except for: (1) a Form 4 filed by Ivan Kaufman for the sale of 1,378,175 partnership common units and preferred shares on August 22, 2018 to a trust for the benefit of his immediate family administered by independent trustees (which was reported on August 31, 2018); and (2) a Form 4 filed by Melvin Lazar for the purchase of 230 shares of our common stock on March 19, 2018 (which was reported on April 2, 2018).

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2019 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" of the 2019 Proxy Statement is incorporated herein by reference.

        The information regarding our corporate governance under the caption "Board Committees" in the 2019 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the 2019 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2019 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2019 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2019 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

        See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.❖
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock.▪▪
3.7	Articles Supplementary designating Special Voting Preferred Stock.**
3.8	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.****
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.❖
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪▪
4.5	Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.6	First Supplemental Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.7	Second Supplemental Indenture, dated as of October 5, 2016, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.ªª
4.8	Third Supplemental Indenture, dated as of November 13, 2017, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ªªª
4.9	Indenture, dated March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦
4.10	Indenture, dated July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦
4.11	Indenture, dated July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦♦
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.**
10.2
Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.**

Exhibit Number	Description
10.3	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.4	Form of Restricted Stock Agreement.*
10.5	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.6
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.7
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.8
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.❖❖
10.9
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.❖❖
10.10
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.❖❖
10.11	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ♦♦♦♦
10.12	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.
10.13
Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).ª
10.14
Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto. ª
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.**
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.***
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.**
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.**
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2018, filed on February 15, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index
▲	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of Form 8-K filed December 11, 2017.
*	Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.
**	Incorporated by reference to Form 8-K filed July 15, 2016.
***	Incorporated by reference to Exhibit 1.1 of Form 8-K filed May 10, 2017.
****	Incorporated by reference to Registration Statement on Form S-11/A (No. 333-110472), as amended, filed December 31, 2003.
❖	Incorporated by reference to Form 8-A filed February 1, 2013.
❖❖	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ª	Incorporated by reference to Form 8-K filed March 2, 2016.
ªª	Incorporated by reference to Form 8-K filed October 5, 2016.
ªªª	Incorporated by reference to Form 8-K filed November 13, 2017.
▪	Incorporated by reference to Form 8-A filed May 8, 2013.
▪▪	Incorporated by reference to Form 8-A filed February 24, 2014.
▪▪▪	Incorporated by reference to Form 8-K filed May 12, 2014.
♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed March 13, 2018.
♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 3, 2018.
♦♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 20, 2018.
♦♦♦♦	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.
	By:	/s/ IVAN KAUFMAN
Date: February 15, 2019		Name:	Ivan Kaufman
		Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 15, 2019
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 15, 2019
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 15, 2019
/s/ EDWARD FARRELL Edward Farrell	Director	February 15, 2019
/s/ WILLIAM C. GREEN William C. Green	Director	February 15, 2019
/s/ WILLIAM HELMREICH William Helmreich	Director	February 15, 2019
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 15, 2019
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 15, 2019
/s/ ELLIOT SCHWARTZ Elliot Schwartz	Director	February 15, 2019
/s/ GEORGE TSUNIS George Tsunis	Director	February 15, 2019