Form 10-Q
period 2019-03-31
ARBOR REALTY TRUST INC
filed 2019-05-10
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)

(Registrant’s telephone number, including area code): (516) 506-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABR	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative Redeemable, par value $0.01 per share	ABR-PA	New York Stock Exchange
Preferred Stock, 7.75% Series B Cumulative Redeemable, par value $0.01 per share	ABR-PB	New York Stock Exchange
Preferred Stock, 8.50% Series C Cumulative Redeemable, par value $0.01 per share	ABR-PC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 85,952,040 outstanding as of May 3, 2019.

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

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019 and in our other reports and filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets:
Cash and cash equivalents	$124,505	$160,063
Restricted cash	291,865	180,606
Loans and investments, net	3,323,778	3,200,145
Loans held-for-sale, net	225,878	481,664
Capitalized mortgage servicing rights, net	277,639	273,770
Securities held-to-maturity, net	86,036	76,363
Investments in equity affiliates	28,444	21,580
Real estate owned, net	14,473	14,446
Due from related party	1,975	1,287
Goodwill and other intangible assets	114,764	116,165
Other assets	108,368	86,086
Total assets	$4,597,725	$4,612,175

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,032,495	$1,135,627
Collateralized loan obligations	1,594,970	1,593,548
Debt fund	68,304	68,183
Senior unsecured notes	211,001	122,484
Convertible senior unsecured notes, net	252,229	254,768
Junior subordinated notes to subsidiary trust issuing preferred securities	140,434	140,259
Due to related party	261	—
Due to borrowers	76,396	78,662
Allowance for loss-sharing obligations	34,518	34,298
Other liabilities	109,734	118,780
Total liabilities	3,520,342	3,546,609

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,487,544 and 20,653,584 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,501	89,502
Common stock, $0.01 par value: 500,000,000 shares authorized; 85,955,995 and 83,987,707 shares issued and outstanding, respectively	860	840
Additional paid-in capital	893,471	879,029
Accumulated deficit	(74,589)	(74,133)
Total Arbor Realty Trust, Inc. stockholders’ equity	909,243	895,238
Noncontrolling interest	168,140	170,328
Total equity	1,077,383	1,065,566
Total liabilities and equity	$4,597,725	$4,612,175

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of March 31, 2019 and December 31, 2018, assets of our consolidated VIEs totaled $2,202,138 and $2,198,096, respectively, and the liabilities of our consolidated VIEs totaled $1,667,266 and $1,665,139, respectively. Refer to Note 15 — Variable Interest Entities for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Interest income	$71,277	$51,612
Interest expense	41,865	33,387
Net interest income	29,412	18,225
Other revenue:
Gain on sales, including fee-based services, net	16,389	18,193
Mortgage servicing rights	14,232	19,634
Servicing revenue, net	13,552	9,547
Property operating income	2,803	2,910
Other income, net	(2,128)	2,878
Total other revenue	44,848	53,162
Other expenses:
Employee compensation and benefits	31,764	29,494
Selling and administrative	9,761	8,915
Property operating expenses	2,396	2,796
Depreciation and amortization	1,912	1,846
Provision for loss sharing (net of recoveries)	454	473
Provision for loan losses (net of recoveries)	—	325
Total other expenses	46,287	43,849
Income before extinguishment of debt, income from equity affiliates and income taxes	27,973	27,538
Loss on extinguishment of debt	(128)	—
Income from equity affiliates	2,151	746
Benefit from income taxes	10	8,784
Net income	30,006	37,068
Preferred stock dividends	1,888	1,888
Net income attributable to noncontrolling interest	5,468	8,991
Net income attributable to common stockholders	$22,650	$26,189

Basic earnings per common share	$0.27	$0.42
Diluted earnings per common share	$0.26	$0.42

Weighted average shares outstanding:
Basic	85,151,878	61,842,336
Diluted	107,869,511	84,699,735

Dividends declared per common share	$0.27	$0.21

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$30,006	$37,068
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit	—	(176)
Comprehensive income	30,006	36,892
Less:
Comprehensive income attributable to noncontrolling interest	5,468	8,947
Preferred stock dividends	1,888	1,888
Comprehensive income attributable to common stockholders	$22,650	$26,057

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2019

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$—	$895,238	$170,328	$1,065,566
Issuance of common stock upon vesting of restricted stock units			203,492	2	(2,904)			(2,902)		(2,902)
Net settlement on vesting of restricted stock			(45,953)		(585)			(585)		(585)
Issuance of common stock from convertible debt			210,466	2	2,505			2,507		2,507
Extinguishment of convertible senior unsecured notes					(1,331)			(1,331)		(1,331)
Stock-based compensation			440,174	4	3,752			3,756		3,756
Issuance of common stock from special dividend			901,432	9	10,070			10,079		10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2						2	2,476	2,478
Distributions - common stock						(23,101)		(23,101)		(23,101)
Distributions - preferred stock						(1,888)		(1,888)		(1,888)
Distributions - preferred stock of private REIT						(5)		(5)		(5)
Distributions - noncontrolling interest								—	(5,566)	(5,566)
Redemption of operating partnership units	(387,706)	(3)	258,677	3	2,935			2,935	(4,566)	(1,631)
Net income						24,538		24,538	5,468	30,006
Balance — March 31, 2019	24,199,044	$89,501	85,955,995	$860	$893,471	$(74,589)	$—	$909,243	$168,140	$1,077,383

Three Months Ended March 31, 2018

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock, net			360,000	4	3,010			3,014		3,014
Stock-based compensation			387,648	4	2,541			2,545		2,545
Forfeiture of unvested restricted stock			(1,500)					—		—
Distributions - common stock						(12,962)		(12,962)		(12,962)
Distributions - preferred stock						(1,888)		(1,888)		(1,888)
Distributions - preferred stock of private REIT						(5)		(5)		(5)
Distributions - noncontrolling interest								—	(4,458)	(4,458)
Net income						28,077		28,077	8,991	37,068
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Balance — March 31, 2018	24,942,269	$89,508	62,469,535	$625	$713,001	$(88,528)	$—	$714,606	$173,264	$887,870

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Operating activities:
Net income	$30,006	$37,068
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,912	1,846
Stock-based compensation	3,756	2,545
Amortization and accretion of interest and fees, net	653	3,945
Amortization of capitalized mortgage servicing rights	12,282	11,865
Originations of loans held-for-sale	(746,315)	(1,035,737)
Proceeds from sales of loans held-for-sale, net of gain on sale	996,341	1,046,204
Mortgage servicing rights	(14,232)	(19,634)
Write-off of capitalized mortgage servicing rights from payoffs	4,458	4,811
Provision for loss sharing (net of recoveries)	454	473
(Charge-offs) recoveries for loss-sharing obligations, net	(234)	113
Provision for loan losses (net of recoveries)	—	325
Deferred tax benefit	(4,168)	(13,320)
Income from equity affiliates	(2,151)	(746)
Loss on extinguishment of debt	128	—
Changes in operating assets and liabilities	(14,501)	(18,961)
Net cash provided by operating activities	268,389	20,797

Investing Activities:
Loans and investments funded and originated, net	(403,756)	(283,937)
Payoffs and paydowns of loans and investments	280,819	192,023
Deferred fees	2,014	2,827
Investments in real estate, net	(202)	(66)
Contributions to equity affiliates	(6,030)	(2,460)
Distributions from equity affiliates	—	2,608
Purchase of securities held-to-maturity, net	(10,000)	(8,445)
Payoffs and paydowns of securities held-to-maturity	1,521	139
Proceeds from insurance settlements, net	—	2,278
Due to borrowers and reserves	(2,763)	(63,941)
Net cash used in investing activities	(138,397)	(158,974)

Financing activities:
Proceeds from repurchase agreements and credit facilities	1,625,430	1,870,249
Payoffs and paydowns of repurchase agreements and credit facilities	(1,728,631)	(1,771,463)
Settlements of convertible senior unsecured notes	(3,019)	—
Payoff of related party financing	—	(50,000)
Proceeds from issuance of senior unsecured notes	90,000	100,000
Redemption of operating partnership units	(1,631)	—
Payments of withholding taxes on net settlement of vested stock	(3,487)	—
Distributions paid on common stock	(23,101)	(12,962)
Distributions paid on noncontrolling interest	(5,566)	(4,458)
Distributions paid on preferred stock	(1,888)	(1,888)
Distributions paid on preferred stock of private REIT	(5)	(5)
Payment of deferred financing costs	(2,393)	(3,875)
Proceeds from issuance of common stock, net	—	3,014
Net cash (used in) provided by financing activities	(54,291)	128,612
Net increase (decrease) in cash, cash equivalents and restricted cash	75,701	(9,565)
Cash, cash equivalents and restricted cash at beginning of period	340,669	243,772
Cash, cash equivalents and restricted cash at end of period	$416,370	$234,207

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$160,063	$104,374
Restricted cash at beginning of period	180,606	139,398
Cash, cash equivalents and restricted cash at beginning of period	$340,669	$243,772

Cash and cash equivalents at end of period	$124,505	$102,548
Restricted cash at end of period	291,865	131,659
Cash, cash equivalents and restricted cash at end of period	$416,370	$234,207

Supplemental cash flow information:
Cash used to pay interest	$39,180	$27,507
Cash used to pay taxes	2,008	3,718

Supplemental schedule of non-cash investing and financing activities:
Special dividend - common stock issued	10,079	—
Special dividend - special voting preferred stock and operating partnership units issued	2,478	—
Issuance of common stock from convertible debt	2,507	—
Settlements of convertible senior unsecured notes	(1,331)	—
Fair value of conversion feature of convertible senior unsecured notes	1,175	—
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2018 Annual Report.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Significant Accounting Policies

See Item 8 — Financial Statements and Supplementary Data in our 2018 Annual Report for a description of our significant accounting policies. Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in the first quarter of 2019, we adopted the following significant accounting policy:

Leases. We determine if an arrangement is a lease at inception. Our right to use an underlying asset for the lease term is recorded as operating lease right-of-use (“ROU”) assets and our obligation to make lease payments arising from the lease are recorded as lease liabilities. The operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. At the adoption date, we made an accounting policy election to exclude leases with an initial term of twelve months or less.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to record most leases on their balance sheet through operating and finance lease liabilities and corresponding ROU assets, as well as adding additional footnote disclosures of key information about those arrangements. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides transition relief on comparative period reporting through a cumulative-effect adjustment at the beginning of the period of adoption (“Effective Date Method”).

First quarter of 2019

We adopted this guidance using the optional Effective Date Method and elected the group of optional practical expedients, therefore, comparative reporting periods have not been adjusted and are reported under the previous accounting guidance. Upon adoption, we recorded an operating lease ROU asset and corresponding lease liability of $20.1 million, which are included as other assets and other liabilities in our consolidated balance sheets. In addition, we added the required footnote disclosures in Note 14 - Commitments and Contingencies.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation to expand the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.

	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset.

	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements. We will apply this guidance to any future hedging activities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

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

First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019

We are evaluating the impact this guidance may have on our consolidated financial statements and we do not expect to early adopt. However, this guidance will impact our credit losses on loans and debt secutities, including loans sold to certain GSEs.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

	March 31, 2019	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$3,056,579	90%	174	6.79%	16.9	0%	74%
Preferred equity investments	181,619	5%	10	7.97%	75.2	67%	90%
Mezzanine loans	168,578	5%	18	10.88%	17.0	19%	76%
	3,406,776	100%	202	7.05%	20.0	4%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(11,929)
Loans and investments, net	$3,323,778

	December 31, 2018

Bridge loans	$2,992,814	91%	167	6.84%	18.5	0%	74%
Preferred equity investments	181,661	6%	10	7.97%	78.0	66%	89%
Mezzanine loans	108,867	3%	13	10.57%	22.1	28%	72%
	3,283,342	100%	190	7.02%	22.0	5%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(12,128)
Loans and investments, net	$3,200,145

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

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2019, the UPB related to 29 loans with five different borrowers represented 19% of total assets.  At December 31, 2018, the UPB related to 45 loans with five different borrowers represented 22% of total assets. During both the three months ended March 31, 2019 and the year ended December 31, 2018, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. For details on our concentration of related party loans and investments, see Note 18—Agreements and Transactions with Related Parties.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

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

As a result of the loan review process, at March 31, 2019 and December 31, 2018, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.3 million and $128.7 million, respectively, and a weighted average last dollar LTV ratio of 99% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	March 31, 2019
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$2,485,177	73%	pass/watch	5%	76%
Self Storage	292,525	9%	pass/watch	3%	72%
Land	232,228	7%	substandard	0%	85%
Healthcare	137,525	4%	pass/watch	0%	79%
Office	132,040	4%	special mention	3%	70%
Hotel	80,248	2%	pass/watch	0%	57%
Retail	45,333	1%	pass/watch	6%	65%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$3,406,776	100%	pass/watch	4%	75%

	December 31, 2018

Multifamily	$2,427,920	74%	pass/watch	5%	75%
Self Storage	301,830	9%	pass/watch	0%	72%
Land	151,628	5%	substandard	0%	90%
Healthcare	122,775	4%	pass/watch	0%	77%
Office	132,047	4%	special mention	3%	68%
Hotel	100,075	3%	pass/watch	13%	66%
Retail	45,367	1%	pass/watch	6%	65%
Commercial	1,700	<1%	doubtful	63%	63%
Total	$3,283,342	100%	pass/watch	5%	75%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Geographic Concentration Risk

As of March 31, 2019, 23% and 16% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2018, 23% and 18% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Allowance at beginning of period	$71,069	$62,783
Provision for loan losses	—	325
Allowance at end of period	$71,069	$63,108

The ratio of net recoveries to the average loans and investments outstanding was de minimus for the three months ended March 31, 2018.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of March 31, 2019 and 2018.

We have six loans with a carrying value totaling $120.9 million at March 31, 2019 that are collateralized by a land development project that are scheduled to mature in September 2019. The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.5 million entitle us to a weighted average accrual rate of interest of 9.08%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2019 and December 31, 2018, we had cumulative allowances for loan losses of $61.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows (in thousands):

	March 31, 2019			Three Months Ended March 31, 2019
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized

Land	$134,215	$127,386	$67,869	$134,215	$27
Office	2,259	2,259	1,500	2,263	34
Commercial	1,700	1,700	1,700	1,700	—
Total	$138,174	$131,345	$71,069	$138,178	$61

	December 31, 2018			Three Months Ended March 31, 2018

Land	$134,215	$127,869	$67,869	$131,249	$—
Office	2,266	2,266	1,500	2,286	29
Commercial	1,700	1,700	1,700	1,700	—
Hotel	—	—	—	34,750	—
Total	$138,181	$131,835	$71,069	$169,985	$29

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

(1)  Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both March 31, 2019 and December 31, 2018, respectively.

(2)  Represents an average of the beginning and ending UPB of each asset class.

At both March 31, 2019 and December 31, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2019			December 31, 2018
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Office	832	—	832	832	—	832
Total	$2,532	$—	$2,532	$2,532	$—	$2,532

At both March 31, 2019 and December 31, 2018, there were no loans contractually past due 90 days or more that were still accruing interest.

There were no loan modifications, refinancing’s and/or extensions during both the three months ended March 31, 2019 and 2018 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  At March 31, 2019 and December 31, 2018, we had total interest reserves of $50.7 million and $48.9 million, respectively, on 122 loans and 110 loans, respectively, with an aggregate UPB of $2.22 billion for both periods.

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018

Fannie Mae	$158,733	$358,790
Freddie Mac	63,713	95,004
FHA	477	19,170
	222,923	472,964
Fair value of future MSR	3,802	10,253
Unearned discount	(847)	(1,553)
Loans held-for-sale, net	$225,878	$481,664

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three months ended March 31, 2019 and 2018, we sold $1.10 billion and $1.06 billion, respectively, of loans held-for-sale and recorded gain on sales of $15.1 million and $17.4 million, respectively. At March 31, 2019 and December 31, 2018, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.6 years at both March 31, 2019 and December 31, 2018.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2019
	Acquired	Originated	Total
Balance at beginning of period	$97,084	$176,686	$273,770
Additions	—	20,609	20,609
Amortization	(5,915)	(6,367)	(12,282)
Write-downs and payoffs	(3,140)	(1,318)	(4,458)
Balance at end of period	$88,029	$189,610	$277,639

	Three Months Ended March 31, 2018
Balance at beginning of period	$143,270	$109,338	$252,608
Additions	—	19,800	19,800
Amortization	(7,995)	(3,870)	(11,865)
Write-downs and payoffs	(3,341)	(1,470)	(4,811)
Balance at end of period	$131,934	$123,798	$255,732

We collected prepayment fees of $4.9 million and $3.7 million during the three months ended March 31, 2019 and 2018, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of March 31, 2019 and December 31, 2018, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of March 31, 2019 is as follows (in thousands):

Year	Amortization
2019 (nine months ending 12/31/2019)	$36,578
2020	45,186
2021	39,942
2022	33,302
2023	28,506
2024	24,100
Thereafter	70,025
Total	$277,639

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2019
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$13,719,351	73%	Texas	20%
Freddie Mac	4,515,829	24%	North Carolina	10%
FHA	648,583	3%	New York	8%
Total	$18,883,763	100%	California	8%
			Georgia	6%
			Florida	5%
			Other (1)	43%
			Total	100%

December 31, 2018
Fannie Mae	$13,562,667	73%	Texas	20%
Freddie Mac	4,394,287	24%	North Carolina	10%
FHA	644,687	3%	New York	8%
Total	$18,601,641	100%	California	8%
			Georgia	6%
			Florida	6%
			Other (1)	42%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

At March 31, 2019 and December 31, 2018, our weighted average servicing fee was 44.6 basis points and 45.2 basis points, respectively. At March 31, 2019 and December 31, 2018, we held total escrow balances of $797.1 million and $824.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $479.2 million and $521.2 million at March 31, 2019 and December 31, 2018, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $4.0 million and $2.2 million during the three months ended March 31, 2019 and 2018, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds.  Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase through a bidding process the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization. As of March 31, 2019, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average maturity of 5.4 years. The weighted average effective interest rate was 10.71% and 10.94% at March 31, 2019 and December 31, 2018, respectively, including the accretion of discount. Approximately $15.6 million is estimated to mature within one year, $45.2 million is estimated to mature after one year through five years, $27.6 million is estimated to mature after five years through ten years and $13.6 million is estimated to mature after ten years.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Single Family Rental Bonds (“SFR bonds”).  In March 2019, we purchased $10.0 million initial face value of Class A2 securitized SFR bonds at par. The securities have a three-year maturity, bear interest at a fixed interest rate of 4.95% and are collateralized by a pool of single family rental properties. Approximately $9.0 million is estimated to mature within one year and $1.0 million is estimated to mature after one year through three years.

A summary of our securities held-to-maturity is as follows (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value

March 31, 2019	$111,994	$86,036	$3,801	$89,837

December 31, 2018	$103,515	$76,363	$2,734	$79,097

As of March 31, 2019, no impairment was recorded on our held-to-maturity securities. During the three months ended March 31, 2019 and 2018, we recorded interest income of $2.1 million and $1.1 million, respectively, related to these investments.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2019	December 31, 2018	March 31, 2019

Arbor Residential Investor LLC	$20,124	$19,260	$—
AMAC Holdings III LLC	6,000	—	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	225,880
East River Portfolio	—	—	—
Total	$28,444	$21,580	$227,568

Arbor Residential Investor LLC (“ARI”).  During the three months ended March 31, 2019 and 2018, we recorded income of $0.8 million and $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income. In addition, during the first quarter of 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

AMAC Holdings III LLC (“AMAC III”).  In the three months ended March 31, 2019, we committed to a $30.0 million investment (of which $6.0 million was funded in January 2019) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members.

Lexford Portfolio. During the three months ended March 31, 2019 and 2018, we received distributions and recorded income of $1.3 million and $0.6 million, respectively, from this equity investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

See Note 18 — Agreements and Transactions with Related Parties for details regarding the investments described above.

Note 9 — Real Estate Owned

Real Estate Owned. Our real estate assets at both March 31, 2019 and December 31, 2018 were comprised of a hotel property and an office building.

	March 31, 2019			December 31, 2018
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,267	2,010	33,277	31,066	2,010	33,076
Less: Impairment loss	(13,307)	(2,500)	(15,807)	(13,307)	(2,500)	(15,807)
Less: Accumulated depreciation and
amortization	(9,912)	(888)	(10,800)	(9,778)	(848)	(10,626)
Real estate owned, net	$11,342	$3,131	$14,473	$11,275	$3,171	$14,446

For the three months ended March 31, 2019 and 2018, our hotel property had a weighted average occupancy rate of 53% and 58%, respectively, a weighted average daily rate of $130 and $128, respectively, and weighted average revenue per available room of $69 and $75, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

Our real estate owned assets had restricted cash balances totaling $0.3 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

				March 31, 2019			December 31, 2018
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$400 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$366,582	$526,668	4.68%	$334,696	$467,680	4.75%
$150 million repurchase facility	Mar. 2020	Mar. 2023	L + 1.95%	31,731	40,880	4.51%	—	—	—
$100 million repurchase facility	June 2019	June 2020	L + 1.75% to 2.00%	94,686	132,517	4.33%	70,837	98,597	4.31%
$75 million credit facility	May 2019	N/A	L + 1.75% to 2.50%	13,896	21,789	4.30%	10,237	16,889	4.31%
$75 million credit facility	June 2019	N/A	L + 1.90%	8,372	10,550	4.46%	—	—	—
$50 million credit facility	April 2020	April 2022	L + 2.00%	14,160	17,700	4.56%	14,159	17,700	4.57%
$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	11,965	15,000	5.06%	—	—	—
$35.9 million credit facility	May 2020	Nov. 2020	L + 2.30%	30,761	44,248	4.86%	30,512	44,100	4.87%
$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	22,090	34,000	5.06%	18,552	34,000	5.07%
$25 million working capital facility	June 2019	N/A	L + 2.25%	25,000	—	4.81%	—	—	—
$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,105	30,900	4.86%	23,175	30,900	4.87%
$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	19,945	41,650	5.06%	19,912	41,650	5.07%
$17.4 million credit facility	June 2020	June 2021	L + 2.40%	13,023	16,595	4.96%	12,462	15,844	4.97%
$8 million credit facility	Aug. 2021	N/A	L + 2.50%	7,951	10,000	5.06%	7,946	10,000	5.07%
$3.3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	998	—	3.19%	1,168	—	3.19%
$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,500	—	4.66%	1,678	—	4.66%
Repurchase facilities - securities (2)	N/A	N/A	L + 1.75% to 3.15%	124,013	—	4.60%	118,112	—	5.07%
Structured Business total				809,778	942,497	4.66%	663,446	777,360	4.78%
Agency Business
$750 million ASAP agreement (3)	N/A	N/A	L + 1.05%	44,093	44,093	3.54%	104,619	104,619	3.55%
$500 million repurchase facility (4)	Aug. 2019	N/A	L + 1.275%	17,455	17,462	3.77%	130,906	130,917	3.78%
$150 million credit facility	Jan. 2020	N/A	L + 1.20%	66,743	66,899	3.69%	113,666	113,685	3.80%
$150 million credit facility	July 2019	N/A	L + 1.30%	83,837	83,880	3.79%	96,339	96,419	3.80%
$100 million credit facility (5)	June 2019	N/A	L + 1.25%	10,589	10,589	3.74%	26,651	26,651	3.75%
Agency Business total				222,717	222,923	3.71%	472,181	472,291	3.74%
Consolidated total				$1,032,495	$1,165,420	4.45%	$1,135,627	$1,249,651	4.35%

(1)         The debt carrying value for the Structured Business at March 31, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $2.2 million and $2.4 million, respectively. The debt carrying value for the Agency Business at March 31, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $0.2 million and $0.1 million, respectively.

(2)         As of March 31, 2019 and December 31, 2018, this facility was collateralized by CLO bonds retained by us with a principal balance for both periods of $114.2 million, B Piece bonds with a carrying value of $76.0 million and $76.4 million, respectively, and SFR bonds with a carrying value of $10.0 million at March 31, 2019.

(3)         The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

(4)         This facility includes an accordion feature to increase the committed amount to $750.0 million, which is available through the maturity date.

(5)         The committed amount under the facility was temporarily increased $150.0 million to $250.0 million, which expired in January 2019.

Structured Business

At March 31, 2019 and December 31, 2018, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.95% and 5.07%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 70% at both March 31, 2019 and December 31, 2018.

In March 2019, we amended our $300.0 million repurchase agreement permanently increasing the committed amount by $100.0 million to $400.0 million.

In March 2019, we entered into a $150.0 million repurchase agreement that bears interest at a rate of 195 basis points over LIBOR and matures in March 2020, with three one-year extension options, which is used to finance loans.

In April 2019, we amended our $50.0 million credit facility extending the maturity date to April 2020, with two one-year extensions, subject to certain conditions.

Agency Business

In January 2019, we amended our $150.0 million credit facility reducing the interest rate 10 basis points to 120 basis points over LIBOR and extending the maturity to January 2020.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

				Collateral (3)
	Debt			Loans		Cash
March 31, 2019	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

CLO X	$441,000	$436,631	4.00%	$472,235	$470,506	$81,825
CLO IX	356,400	352,551	3.91%	456,385	455,209	3,186
CLO VIII	282,874	280,161	3.86%	324,434	323,360	40,566
CLO VII	279,000	276,822	4.55%	304,071	303,334	53,448
CLO VI	250,250	248,805	5.04%	265,603	264,747	54,940
Total CLOs	$1,609,524	$1,594,970	4.21%	$1,822,728	$1,817,156	$233,965

December 31, 2018
CLO X	$441,000	$436,384	4.01%	$539,007	$536,869	$20,993
CLO IX	356,400	352,244	3.92%	440,906	439,691	20,094
CLO VIII	282,874	279,857	3.87%	354,713	353,574	10,287
CLO VII	279,000	276,527	4.56%	325,057	324,195	30,725
CLO VI	250,250	248,536	5.05%	279,348	278,364	41,404
Total CLOs	$1,609,524	$1,593,548	4.22%	$1,939,031	$1,932,693	$123,503

(1)         Debt carrying value is net of $14.6 million and $16.0 million of deferred financing fees at March 31, 2019 and December 31, 2018, respectively.

(2)         At both March 31, 2019 and December 31, 2018, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.73%.

(3)         As of March 31, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)         Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Luxembourg Debt Fund

In 2017, we formed a $100.0 million Luxembourg commercial real estate debt fund (“Debt Fund”) and issued $70.0 million of floating rate notes to third-party investors which bear an initial interest rate of 4.15% over LIBOR. The notes mature in 2025 and we retained a $30.0 million equity interest in the Debt Fund. The Debt Fund is a VIE for which we are the primary beneficiary and is consolidated in our financial statements. The Debt Fund is secured by a portfolio of loan obligations and cash with a face value of $100.0 million, which includes first mortgage bridge loans, senior and subordinate participation interests in first mortgage bridge loans and participation interests in mezzanine loans. The Debt Fund allows, for a period of three years, principal proceeds from portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions.

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
Period	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)

March 31, 2019	$70,000	$68,304	6.74%	$76,681	$76,429	$23,319

December 31, 2018	$70,000	$68,183	6.75%	$69,186	$68,924	$30,814

(1)         Debt carrying value is net of $1.7 million and $1.8 million of deferred financing fees at March 31, 2019 and December 31, 2018, respectively.

(2)         At March 31, 2019 and December 31, 2018, the aggregate weighted average note rate, including certain fees and costs, was 7.54% and 7.49%, respectively.

(3)         At both March 31, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 (the “5.75% Notes”) in a private placement. We received proceeds of $88.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes.  The 5.75% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.75% Notes on or after April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October starting in October 2019. At March 31, 2019, the debt carrying value of the 5.75% Notes was $88.4 million, which was net of $1.6 million of deferred financing fees. At March 31, 2019, the weighted average note rate was 6.11%, including certain fees and costs.

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% senior unsecured notes due in 2021 (the “7.375% Notes”) totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.  The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November. At March 31, 2019 and December 31, 2018, the debt carrying value of the 5.625% Notes was $122.6 million and $122.5 million, respectively, which was net of $2.4 million and $2.5 million, respectively, of deferred financing fees. At both March 31, 2019 and December 31, 2018, the weighted average note rate was 6.08%, including certain fees and costs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Convertible Senior Unsecured Notes

In July 2018, we issued $264.5 million in aggregate principal amount of 5.25% convertible senior notes (the “5.25% Convertible Notes”) through two separate private placement offerings, which included the exercised purchaser’s total over-allotment option of $34.5 million. The 5.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 86.9943 shares and 77.8331 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At March 31, 2019, the conversion rates of the two offerings ($115.0 million and $149.5 million) were 88.5037 shares and 79.1835 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.30 per share and $12.63 per share of common stock, respectively.

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

At March 31, 2019, there were $1.2 million and $0.1 million aggregate principal amounts remaining of our 5.375% Convertible Notes and 6.50% Convertible Notes, respectively. The initial conversion rates of the 5.375% Convertible Notes and 6.50% Convertible Notes were 107.7122 shares and 119.3033 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.28 per share and $8.38 per share of common stock, respectively. At March 31, 2019, the 5.375% Convertible Notes and 6.50% Convertible Notes had conversion rates of 112.1621 shares and 127.2095 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $8.92 per share and $7.86 per share of common stock, respectively. The 5.375% Convertible Notes and 6.50% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in November 2020 and October 2019, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

Since the closing stock price of our common stock on March 31, 2019 exceeded the conversion prices of our convertible notes, the if-converted value of the convertible notes exceeded their principal amounts by $21.7 million at March 31, 2019.

Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible by the holder into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements. We intend to settle the principal balance of our convertible debt in cash and have not assumed share settlement of the principal balance for purposes of computing EPS. At the time of issuance, there was no precedent or policy that would indicate that we would settle the principal in shares or the conversion spread in cash.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.25 years and 2.49 years at March 31, 2019 and December 31, 2018, respectively, on a weighted average basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
March 31, 2019	$265,829	$7,328	$6,272	$252,229	$9,436

December 31, 2018	$270,057	$8,229	$7,060	$254,768	$9,436

During the three months ended March 31, 2019, we incurred interest expense on the notes totaling $5.2 million, of which $3.5 million, $0.8 million and $0.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the three months ended March 31, 2018, we incurred total interest expense on the notes of $4.9 million, of which $3.6 million, $0.7 million and $0.6 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 7.45% per annum at both March 31, 2019 and December 31, 2018.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes were $140.4 million and $140.3 million at March 31, 2019 and December 31, 2018, respectively, which is net of a deferred amount of $11.9 million and $12.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.0 million and $2.1 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 5.45% and 5.66% at March 31, 2019 and December 31, 2018, respectively.  Including certain fees and costs, the weighted average note rate was 5.54% and 5.75% at March 31, 2019 and December 31, 2018, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2019.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of March 31, 2019, as well as on the most recent determination dates in April 2019. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

A summary of our CLO compliance tests as of the most recent determination dates in April 2019 is as follows:

Cash Flow Triggers	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
Overcollateralization (1)
Current	129.87%	129.03%	129.03%	134.68%	126.98%
Limit	128.87%	128.03%	128.03%	133.68%	125.98%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	169.56%	197.42%	246.73%	243.99%	196.57%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO VI	CLO VII	CLO VIII	CLO IX	CLO X
April 2019	129.87%	129.03%	129.03%	134.68%	126.98%
January 2019	129.87%	129.03%	129.03%	134.68%	126.98%
October 2018	129.87%	129.03%	129.03%	134.68%	126.98%
July 2018	129.87%	129.03%	129.03%	134.68%	126.98%
April 2018	129.87%	129.03%	129.03%	134.69%	—

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$34,298	$30,511
Provisions for loss sharing	879	1,205
Provisions reversal for loan repayments	(425)	(732)
(Charge-offs) recoveries, net	(234)	113
Ending balance	$34,518	$31,097

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both March 31, 2019 and December 31, 2018, we had outstanding advances of $0.1 million, which were netted against the allowance for loss-sharing obligations.

At both March 31, 2019 and December 31, 2018, our allowance for loss-sharing obligations represented 0.25% of the Fannie Mae servicing portfolio.

At March 31, 2019 and December 31, 2018, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.49 billion and $2.46 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 12 — Derivative Financial Instruments

A summary of our non-qualifying derivative financial instruments held by our Agency Business is as follows ($ in thousands):

	March 31, 2019
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities

Rate Lock Commitments	4	$19,211	Other Assets/ Other Liabilities	$400	$(6)
Forward Sale Commitments	50	242,134	Other Assets/ Other Liabilities	2,668	(70)
		$261,345		$3,068	$(76)

	December 31, 2018
Rate Lock Commitments	4	$18,161	Other Assets/ Other Liabilities	$324	$(95)
Forward Sale Commitments	90	491,125	Other Assets/ Other Liabilities	5,789	(637)
		$509,286		$6,113	$(732)

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2019 and 2018, we recorded a net loss of $2.5 million and net gains of $2.6 million, respectively, from changes in the fair value of these derivatives in other income, net and $14.2 million and $19.6 million, respectively, of income from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2019			December 31, 2018
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,406,776	$3,323,778	$3,356,603	$3,283,342	$3,200,145	$3,249,499
Loans held-for-sale, net	222,923	225,878	229,947	472,964	481,664	489,546
Capitalized mortgage servicing rights, net	n/a	277,639	327,793	n/a	273,770	322,463
Securities held-to-maturity, net	111,994	86,036	89,837	103,515	76,363	79,097
Derivative financial instruments	205,495	3,068	3,068	400,661	6,113	6,113

Financial liabilities:
Credit and repurchase facilities	$1,034,934	$1,032,495	$1,032,111	$1,138,135	$1,135,627	$1,135,774
Collateralized loan obligations	1,609,524	1,594,970	1,607,481	1,609,524	1,593,548	1,588,989
Debt fund	70,000	68,304	70,155	70,000	68,183	70,154
Senior unsecured notes	215,000	211,001	214,438	125,000	122,484	123,750
Convertible senior unsecured notes, net	265,829	252,229	289,382	270,057	254,768	267,324
Junior subordinated notes	154,336	140,434	96,328	154,336	140,259	95,873
Derivative financial instruments	55,850	76	76	108,625	732	732

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

Loans and investments, net.    Fair values of loans and investments that are not impaired are estimated using Level 3 inputs based on direct capitalization rate and discounted cash flow methodologies using discount rates, which, in our opinion, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Fair values of impaired loans and investments are estimated using Level 3 inputs that require significant judgments, which include assumptions regarding discount rates, capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans and other factors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

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

Securities held-to-maturity, net.    Fair values are approximated using Level 3 inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third-party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

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

Collateralized loan obligations, Debt Fund and junior subordinated notes.    Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of March 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Derivative financial instruments	$3,068	$3,068	$—	$2,668	$400

Financial liabilities:
Derivative financial instruments	$76	$76	$—	$76	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of March 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$60,275	$60,275	$—	$—	$60,275

(1)         We had an allowance for loan losses of $71.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $131.3 million at March 31, 2019.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Quantitative information about Level 3 fair value measurements at March 31, 2019 were as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs

Financial assets:
Impaired loans:

Land	$59,517	Discounted cash flows	Discount rate	23.00%
			Revenue growth rate	3.00%

Office	758	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%

Derivative financial instruments:

Rate lock commitments	400	Discounted cash flows	W/A discount rate	12.48%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2019	2018
Derivative assets and liabilities, net
Balance at beginning of period	$324	$276
Settlements	(14,157)	(19,193)
Realized gains recorded in earnings	13,833	18,917
Unrealized gains recorded in earnings	400	717
Balance at end of period	$400	$717

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
March 31, 2019
Rate lock commitments	$19,211	$400	$(6)	$394
Forward sale commitments	242,134	—	6	6
Loans held-for-sale, net (1)	222,923	3,802	—	3,802
Total		$4,202	$—	$4,202

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of March 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$3,323,778	$3,356,603	$—	$—	$3,356,603
Loans held-for-sale, net	225,878	229,947	—	226,145	3,802
Capitalized mortgage servicing rights, net	277,639	327,793	—	—	327,793
Securities held-to-maturity, net	86,036	89,837	—	—	89,837

Financial liabilities:
Credit and repurchase facilities	$1,032,495	$1,032,111	$—	$222,717	$809,394
Collateralized loan obligations	1,594,970	1,607,481	—	—	1,607,481
Debt fund	68,304	70,155	—	—	70,155
Senior unsecured notes	211,001	214,438	214,438	—	—
Convertible senior unsecured notes, net	252,229	289,382	—	289,382	—
Junior subordinated notes	140,434	96,328	—	—	96,328

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $608.0 million for the remainder of 2019, $1.12 billion in 2020, $861.9 million in 2021, $259.0 million in 2022, $135.7 million in 2023, $90.0 million in 2024 and $278.3 million thereafter.

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

As of March 31, 2019, we were required to maintain at least $13.6 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of March 31, 2019, we met the restricted liquidity requirement with a $44.0 million letter of credit.

As of March 31, 2019, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $33.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of March 31, 2019, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

As an approved designated seller/servicer under Freddie Mac’s SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12 — Derivative Financial Instruments.

Operating Leases. We have operating leases for office space and certain office equipment. Some of our leases include payment escalations throughout their lease terms. As of March 31, 2019, our leases had remaining lease terms of 0.3 — 7.9 years with a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 5.0%. We recorded lease expense of $1.5 million during the three months ended March 31, 2019.

The maturities of our operating lease liabilities at March 31, 2019 are as follows (in thousands):

Year
2019 (nine months ending December 31, 2019)	$4,122
2020	5,210
2021	2,953
2022	2,703
2023	2,051
2024	1,459
Thereafter	3,304
Total	$21,802

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $143.0 million as of March 31, 2019 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC (“ACM”) and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

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

March 31, 2019

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

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Restricted cash	$291,574	$179,855
Loans and investments, net	1,893,585	2,001,617
Other assets	16,979	16,624
Total assets	$2,202,138	$2,198,096

Liabilities:
Collateralized loan obligations	$1,594,970	$1,593,548
Debt fund	68,304	68,183
Other liabilities	3,992	3,408
Total liabilities	$1,667,266	$1,665,139

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

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 29 VIEs in which we have a variable interest as of March 31, 2019 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2019 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$444,831
B Piece and SFR bonds	86,036
Equity investments	6,000
Agency interest only strips	3,145
Total	$540,012

(1) Represents the carrying amount of loans and investments before reserves. At March 31, 2019, $129.6 million of loans to VIEs had corresponding loan loss reserves of $69.4 million.  See Note 3 — Loans and Investments for details. In addition, the maximum loss exposure as of March 31, 2019 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.30 billion at March 31, 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 16 — Equity

Preferred Stock. As of March 31, 2019, the Series A, B and C preferred stock are redeemable by us.

Common Stock.  In December 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in a combination of $2.5 million of cash and 901,432 common shares in January 2019.

During the three months ended March 31, 2019, we issued 210,466 shares in connection with the settlements of our 5.375% Convertible Notes.

We have an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP,”) which entitles us to issue and sell up to 7,500,000 shares of our common stock through JMP. Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the first quarter of 2018, we sold 360,000 shares for net proceeds of $3.0 million. As of March 31, 2019, we had approximately 6,500,000 shares available under this agreement.

As of March 31, 2019, we had $399.3 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

Noncontrolling Interest.  Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in the third quarter of 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

In the three months ended March 31, 2019, we redeemed 387,706 OP Units with a combination of cash totaling $1.6 million and 258,677 common shares. In addition, our Board of Directors declared a special dividend of $0.15 per common share in December 2018, which was paid to the OP Unit holders in a combination of $0.6 million of cash and 221,666 OP Units in January 2019.

At March 31, 2019, there were 20,487,544 OP Units outstanding, which represented 19.2% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2019 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On May 1, 2019 the Board of Directors declared a cash dividend of $0.28 per share of common stock.  The dividend is payable on May 31, 2019 to common stockholders of record as of the close of business on May 23, 2019.

Preferred Stock — On May 1, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2019 through May 31, 2019 and are payable on May 31, 2019 to preferred stockholders of record on May 15, 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Deferred Compensation.  In March 2019, we issued 326,192 shares of restricted common stock under the 2017 Amended Omnibus Stock Incentive Plan (the “2017 Plan”) to employees with a total grant date fair value of $4.1 million and recorded $1.4 million to employee compensation and benefits in our consolidated statements of income. One third of the shares vested as of the grant date, one third will vest in March 2020, and the remaining third will vest in March 2021. In March 2019, we also issued 55,244 shares of fully vested common stock to the independent members of the Board of Directors under the 2017 Plan and recorded $0.7 million to selling and administrative expense in our consolidated statements of income.

During the first quarter of 2019, we issued 58,738 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.7 million and recorded $0.2 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 352,427 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.7 million and we recorded less than $0.1 million to employee compensation and benefits in our consolidated statements of income. During the three months ended March 31, 2019, 445,765 shares of previously granted performance-based restricted stock units fully vested, which were net settled for 203,492 common shares.

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$22,650	$22,650	$26,189	$26,189
Net income attributable to noncontrolling interest (2)	—	5,468	—	8,991
Net income attributable to common stockholders and noncontrolling interest	$22,650	$28,118	$26,189	$35,180

Weighted average shares outstanding	85,151,878	85,151,878	61,842,336	61,842,336
Dilutive effect of OP Units (2)	—	20,554,434	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,376,514	—	1,261,382
Dilutive effect of convertible notes (4)	—	786,685	—	365,248
Weighted average shares outstanding	85,151,878	107,869,511	61,842,336	84,699,735

Net income per common share (1)	$0.27	$0.26	$0.42	$0.42

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

March 31, 2019

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

In the three months ended March 31, 2019 and 2018, we recorded a tax benefit of less than $0.1 million and $8.8 million, respectively. The provision for income taxes recorded in the three months ended March 31, 2019 consisted of a deferred tax benefit of $4.2 million and a current tax provision of $4.2 million. The benefit from income taxes recorded in the three months ended March 31, 2018 consisted of a deferred tax benefit of $13.3 million and a current tax provision of $4.5 million. The deferred tax benefit in the three months ended March 31, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement. We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three months ended March 31, 2019 and 2018, we incurred $0.9 million and $0.3 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $2.0 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively, which consisted primarily of amounts due from ACM for costs incurred in connection with the shared services agreement described above and amounts due from our affiliated servicing operations related to real estate transactions.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed a multifamily-focused commercial real estate investment fund referred to as AMAC III, which is sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $6.0 million was funded in January 2019) for an 18% interest in AMAC III.

In November 2018, we originated a $61.2 million bridge loan (which $16.4 million was funded as of March 31, 2019) on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. Interest income recorded from this loan totaled $0.3 million for the three months ended March 31, 2019.

In October 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.15% with a LIBOR floor of 2.375% and matures in October 2020. Interest income recorded from this loan totaled $0.7 million for the three months ended March 31, 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

In October 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million for the three months ended March 31, 2019.

In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and matures in May 2019. Interest income recorded from this loan totaled $0.5 million for the three months ended March 31, 2019.

In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.3 million for the three months ended March 31, 2019.

In April 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $6.9 million was funded as of March 31, 2019. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2019.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million for the three months ended March 31, 2018.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

In 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 95% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and was scheduled to mature in July 2020. This loan was repaid in full in August 2018. Interest income recorded from this loan totaled $0.6 million for the three months ended March 31, 2018.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 21.4% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2019 and 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

In 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from the remaining loan totaled $0.2 million for the three months ended March 31, 2018.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2019. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2019 and 2018.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converted to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from these loans totaled $0.1 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment has a fixed interest rate of 10%. The bridge loan and the preferred equity investment are both scheduled to mature in May 2019. Interest income recorded from these loans totaled $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for the three months ended March 31, 2018.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third-party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were scheduled to mature in October 2018. These loans both paid off in full during the third and four quarters of 2018. Interest income recorded from these loans totaled $0.3 million for the three months ended March 31, 2018.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that had a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2018.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third-party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its non-qualified mortgage assets. We recorded income from these investments of $0.8 million and $0.1 million in the three months ended March 31, 2019 and 2018, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of March 31, 2019, our maximum exposure under this guaranty totaled $1.6 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8 — Investments in Equity Affiliates for details.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.8%. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from the first mortgage totaled $0.2 million for the three months ended March 31, 2018.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans, which we originated in June 2018, have interest rates of LIBOR plus 4.0% and mature in June 2021 (with 2 one-year extension options). During the first quarter of 2019, the borrower made partial paydowns of principal totaling $54.6 million. Interest income recorded from these loans totaled $4.5 million for the three months ended March 31, 2019. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.3 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2019, this debt had an aggregate outstanding balance of $379.8 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 33% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At March 31, 2019, ACM holds 4,994,736 shares of our common stock and 14,772,918 OP Units, which represents 18.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 19 — Segment Information

The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses and stock-based compensation.

	Three Months Ended March 31, 2019
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$65,809	$5,468	$—	$71,277
Interest expense	38,257	3,608	—	41,865
Net interest income	27,552	1,860	—	29,412
Other revenue:
Gain on sales, including fee-based services, net	—	16,389	—	16,389
Mortgage servicing rights	—	14,232	—	14,232
Servicing revenue	—	25,834	—	25,834
Amortization of MSRs	—	(12,282)	—	(12,282)
Property operating income	2,803	—	—	2,803
Other income, net	337	(2,465)	—	(2,128)
Total other revenue	3,140	41,708	—	44,848
Other expenses:
Employee compensation and benefits	8,464	23,300	—	31,764
Selling and administrative	4,421	5,340	—	9,761
Property operating expenses	2,396	—	—	2,396
Depreciation and amortization	512	1,400	—	1,912
Provision for loss sharing (net of recoveries)	—	454	—	454
Total other expenses	15,793	30,494	—	46,287
Income before extinguishment of debt, income from equity affiliates and income taxes	14,899	13,074	—	27,973
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	2,151	—	—	2,151
Benefit from income taxes	—	10	—	10
Net income	16,922	13,084	—	30,006
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	5,468	5,468
Net income attributable to common stockholders	$15,034	$13,084	$(5,468)	$22,650

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

	March 31, 2019
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$53,006	$71,499	$124,505
Restricted cash	291,865	—	291,865
Loans and investments, net	3,323,778	—	3,323,778
Loans held-for-sale, net	—	225,878	225,878
Capitalized mortgage servicing rights, net	—	277,639	277,639
Securities held to maturity	10,000	76,036	86,036
Investments in equity affiliates	28,444	—	28,444
Goodwill and other intangible assets	12,500	102,264	114,764
Other assets	96,436	28,380	124,816
Total assets	$3,816,029	$781,696	$4,597,725

Liabilities:
Debt obligations	$3,076,716	$222,717	$3,299,433
Allowance for loss-sharing obligations	—	34,518	34,518
Other liabilities	143,022	43,369	186,391
Total liabilities	$3,219,738	$300,604	$3,520,342

	December 31, 2018
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$89,457	$70,606	$160,063
Restricted cash	180,606	—	180,606
Loans and investments, net	3,200,145	—	3,200,145
Loans held-for-sale, net	—	481,664	481,664
Capitalized mortgage servicing rights, net	—	273,770	273,770
Securities held-to-maturity, net	—	76,363	76,363
Investments in equity affiliates	21,580	—	21,580
Goodwill and other intangible assets	12,500	103,665	116,165
Other assets	81,494	20,325	101,819
Total assets	$3,585,782	$1,026,393	$4,612,175

Liabilities:
Debt obligations	$2,842,688	$472,181	$3,314,869
Allowance for loss-sharing obligations	—	34,298	34,298
Other liabilities	159,413	38,029	197,442
Total liabilities	$3,002,101	$544,508	$3,546,609

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

	Three Months Ended March 31,
	2019	2018
Origination Data:
Structured Business
New loan originations	$416,295	$314,215
Loan payoffs / paydowns	279,471	190,615

Agency Business
Origination Volumes by Investor:
Fannie Mae	$546,886	$662,921
Freddie Mac	192,492	308,151
FHA	1,110	60,738
CMBS/Conduit	105,425	16,233
Total	$845,913	$1,048,043
Total loan commitment volume	$846,963	$1,043,715

Loan Sales Data:
Agency Business
Fannie Mae	$746,937	$728,395
Freddie Mac	223,773	278,516
FHA	25,631	39,293
CMBS/Conduit	105,425	16,233
Total	$1,101,766	$1,062,437
Sales margin (fee-based services as a % of loan sales)	1.49%	1.71%
MSR rate (MSR income as a % of loan commitments)	1.68%	1.88%

	March 31, 2019
	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Key Servicing Metrics for Agency Business:
Fannie Mae	$13,719,351	50.7	7.6
Freddie Mac	4,515,829	30.3	10.8
FHA	648,583	15.5	19.6
Total	$18,883,763	44.6	8.7

	December 31, 2018
Fannie Mae	$13,562,667	51.3	7.4
Freddie Mac	4,394,287	30.8	10.8
FHA	644,687	15.5	19.6
Total	$18,601,641	45.2	8.6

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

Significant Developments During the First Quarter of 2019

Capital Markets Activity. We issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in 2024 in a private offering, generating net proceeds of $88.2 million. The proceeds from this offering were used to make investments and for general corporate purposes.

Financing Activity. We increased the capacity of our Structured financing facilities by $250.0 million, which includes a new $150.0 million facility and a $100.0 million increase to an existing facility.

Agency Business Activity.

•                  Loan originations and sales totaled $845.9 million and $1.10 billion, respectively; and

•                  Our fee-based servicing portfolio grew 2% to $18.88 billion from $18.60 billion at December 31, 2018.

Structured Business Activity. Our Structured loan and investment portfolio grew to $3.41 billion on loan originations totaling $416.3 million, partially offset by loan runoff totaling $279.5 million.

Dividend. We raised our quarterly dividend to $0.28 per share, which represents a 4% increase from the dividend declared in the first quarter of 2019.

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

The Federal Reserve increased its targeted federal rate 175 basis points over the past few years. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at relatively low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2018, the Federal Housing Finance Agency (“FHFA”) released the GSE 2019 Scorecard (“2019 Scorecard”), which established Fannie Mae’s and Freddie Mac’s loan origination caps (“2019 Caps”) at $35.0 billion each for the multifamily finance market, mirroring the 2018 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2019 Caps. The 2019 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2019 Caps accordingly, however, the FHFA will not reduce the 2019 Caps in the event that the multifamily market is smaller than anticipated. The 2019 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, multifamily loans that finance energy or water efficiency improvements must now project a minimum 30% reduction in whole property energy and water consumption and a minimum of 15% of the reduction must be in energy consumption. FHFA is also adding a data collection requirement for all excluded Green Rewards and Green Up/Green Up Plus loans, which requires engagement of a third-party data collection firm prior to closing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

The economic environment over the past few years has seen continued improvement in commercial real estate values, which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio. We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, over the past several years, the levels of modifications and delinquencies have generally declined as property values have increased and borrowers’ access to financing has improved. If the markets were to deteriorate and the U.S. experienced a prolonged economic downturn, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2019 to December 31, 2018:

Restricted cash increased $111.3 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our Structured loan and investment portfolio balance was $3.41 billion and $3.28 billion at March 31, 2019 and December 31, 2018, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $136.8 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 7.05% and 7.02% at March 31, 2019 and December 31, 2018, respectively.  Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.71% and 7.66% at March 31, 2019 and December 31, 2018, respectively.  Advances on our financing facilities totaled $3.13 billion and $2.89 billion at March 31, 2019 and December 31, 2018, respectively, with a weighted average funding cost of 4.65% and 4.66%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 5.22% and 5.24% at March 31, 2019 and December 31, 2018, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

Three Months Ended March 31, 2019
Loans originated	$416,295
Number of loans	28
Weighted average interest rate	7.84%

Loan paid-off / paid-down	$279,471
Number of loans	26
Weighted average interest rate	7.31%

Loans extended	$115,595
Number of loans	11

Loans held-for-sale from the Agency Business decreased $255.8 million, primarily related to loan sales exceeding loan originations during the three months ended March 31, 2019 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended March 31, 2019
	Loan Originations	Loan Sales
Fannie Mae	$546,886	$746,937
Freddie Mac	192,492	223,773
FHA	1,110	25,631
CMBS/Conduit	105,425	105,425
Total	$845,913	$1,101,766

Securities held-to-maturity increased $9.7 million, primarily due to the purchase of SFR bonds at par for $10.0 million.

Investments in equity affiliates increased $6.9 million, primarily due to a $6.0 million investment in AMAC III, a multifamily-focused commercial real estate investment fund. See Note 8 — Investments in Equity Affiliates for details.

Other assets increased $22.3 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease ROU asset. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

Liabilities — Comparison of balances at March 31, 2019 to December 31, 2018:

Credit facilities and repurchase agreements decreased $103.1 million, primarily due to a $249.5 million reduction in financings on our loans held-for-sale as a result of loan sales exceeding loan originations in the first quarter of 2019. This reduction was partially offset by funding of new structured loan activity.

Senior unsecured notes increased $88.5 million, due to our issuance of $90.0 million of our 5.75% Notes.

Other liabilities decreased $9.0 million, primarily due to the payment of the special dividend declared in 2018 and incentive compensation related to 2018 performance during the first quarter of 2019, partially offset by the adoption of ASU 2016-02, which required us to record an operating lease liability.

Equity

Distributions — Dividends declared (on a per share basis) for the three months ended March 31, 2019 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On May 1, 2019, the Board of Directors declared a cash dividend of $0.28 per share of common stock.  The dividend is payable on May 31, 2019 to common stockholders of record as of the close of business on May 23, 2019.

Preferred Stock — On May 1, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2019 through May 31, 2019 and are payable on May 31, 2019 to preferred stockholders of record on May 15, 2019.

Deferred Compensation

We issued 384,930 shares of restricted stock to our employees, including our chief executive officer, 55,244 shares to the independent members of the Board of Directors and up to 352,427 performance-based restricted common stock units to our chief executive officer in the first quarter of 2019.  See Note 16 — Equity for details.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2019
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio(1)	of Portfolio(2)
Fannie Mae	$13,719,351	2,245	3.1	8.2	91%	9%	4.71%	9.26%	0.31%
Freddie Mac	4,515,829	1,449	1.7	12.7	96%	4%	4.28%	5.38%	0.35%
FHA	648,583	92	3.3	32.1	100%	0%	3.69%	0.00%	0.00%
Total	$18,883,763	3,786	2.8	10.1	93%	7%	4.57%	8.02%	0.31%

	December 31, 2018
Fannie Mae	$13,562,667	2,232	3.1	8.2	91%	9%	4.70%	13.33%	0.26%
Freddie Mac	4,394,287	1,415	1.6	12.8	96%	4%	4.24%	7.54%	0.00%
FHA	644,687	91	3.1	32.3	100%	0%	3.68%	1.15%	0.00%
Total	$18,601,641	3,738	2.7	10.1	92%	8%	4.56%	11.54%	0.19%

(1)             Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.

(2)             Delinquent loans reflect loans that are contractually 60 days or more past due. As of March 31, 2019 and December 31, 2018, delinquent loans totaled $58.9 million and $35.6 million, respectively, of which $43.1 million and $35.6 million, respectively, were in the foreclosure process. For the periods presented, no loans collateralizing our servicing portfolio are currently in bankruptcy.

Our servicing portfolio represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days from the date the loan is funded. Primarily all of the loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 11 — Allowance for Loss-Sharing Obligations.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2019	2018	Amount	Percent

Interest income	$71,277	$51,612	$19,665	38%
Interest expense	41,865	33,387	8,478	25%
Net interest income	29,412	18,225	11,187	61%
Other revenue:
Gain on sales, including fee-based services, net	16,389	18,193	(1,804)	(10)%
Mortgage servicing rights	14,232	19,634	(5,402)	(28)%
Servicing revenue, net	13,552	9,547	4,005	42%
Property operating income	2,803	2,910	(107)	(4)%
Other income, net	(2,128)	2,878	(5,006)	nm
Total other revenue	44,848	53,162	(8,314)	(16)%
Other expenses:
Employee compensation and benefits	31,764	29,494	2,270	8%
Selling and administrative	9,761	8,915	846	9%
Property operating expenses	2,396	2,796	(400)	(14)%
Depreciation and amortization	1,912	1,846	66	4%
Provision for loss sharing (net of recoveries)	454	473	(19)	(4)%
Provision for loan losses (net of recoveries)	—	325	(325)	nm
Total other expenses	46,287	43,849	2,438	6%
Income before extinguishment of debt, income from equity affiliates and income taxes	27,973	27,538	435	2%
Loss on extinguishment of debt	(128)	—	(128)	nm
Income from equity affiliates	2,151	746	1,405	188%
Benefit from income taxes	10	8,784	(8,774)	(100)%
Net income	30,006	37,068	(7,062)	(19)%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	5,468	8,991	(3,523)	(39)%
Net income attributable to common stockholders	$22,650	$26,189	$(3,539)	(14)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,027,916	$55,747	7.47%	$2,446,633	$40,985	6.79%
Preferred equity investments	181,639	5,048	11.27%	149,715	3,299	8.94%
Mezzanine / junior participation loans	131,536	3,830	11.81%	85,829	2,564	12.12%
Core interest-earning assets	3,341,091	64,625	7.84%	2,682,177	46,848	7.08%
Cash equivalents	273,923	1,184	1.75%	200,487	388	0.78%
Total interest-earning assets	$3,615,014	$65,809	7.38%	$2,882,664	$47,236	6.65%

Structured Business interest-bearing liabilities:

CLO	$1,609,524	$18,471	4.65%	$1,423,567	$14,212	4.05%
Warehouse lines	722,893	9,179	5.15%	297,165	3,654	4.99%
Unsecured debt	402,199	7,117	7.18%	355,971	9,499	10.82%
Trust preferred	154,336	2,143	5.63%	154,379	1,750	4.60%
Debt fund	70,000	1,347	7.80%	68,115	1,090	6.50%
Total interest-bearing liabilities	$2,958,952	38,257	5.24%	$2,299,197	30,205	5.33%
Net interest income		$27,552			$17,031

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $18.6 million, or 39%, from our Structured Business. The increase was primarily due to a 25% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and an 11% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate.

The increase in interest expense is primarily due to an increase of $8.1 million, or 27%, from our Structured Business. The increase was primarily due to a 29% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. The period-over-period increase in the average LIBOR rate was substantially offset by accelerated deferred financing costs recorded in the first quarter of 2018 related to the early termination of certain of our senior unsecured notes.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 13% decrease in sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) from 1.71% to 1.49% in the first quarter of 2019, partially offset by a $39.3 million increase in loan sales.

The decrease in income from MSRs was primarily due to a $196.8 million, or 19%, decrease in loan commitment volume, as a result of a decrease in Agency loan originations, and an 11% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.88% to 1.68%, primarily due to an increase in CMBS volume which we do not service.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in average escrow balances and the average LIBOR rate. Our servicing portfolio increased 13% from $16.69 billion at March 31, 2018 to $18.88 billion at March 31, 2019.  Our servicing revenue, net in both the first quarter of 2019 and 2018, included $12.3 million and $11.9 million, respectively, of amortization expense.

Other Income, Net

The decrease in other income, net was due to changes in the fair value of rate lock commitments in our Agency Business. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $1.4 million from our Agency Business and $0.9 million from our Structured Business. The increase in both businesses is primarily due to increases in accrued compensation and headcount associated with each business’s portfolio growth.

The increase in selling and administrative expenses was primarily due to an increase of $0.9 million, or 25%, in our Structured Business, mainly from higher professional fees.

Income from Equity Affiliates

Income from equity affiliates in the first quarter of 2019 and 2018 was comprised primarily of distributions from an equity investment totaling $1.3 million and $0.6 million, respectively, and income from our investment in a residential mortgage banking business of $0.8 million and $0.1 million, respectively. See Note 8—Investments in Equity Affiliates for details.

Provision for Income Taxes

In the three months ended March 31, 2019 and 2018, we recorded a tax benefit of less than $0.1 million and $8.8 million, respectively. The benefit from income taxes in the three months ended March 31, 2019 consisted of a deferred tax benefit of $4.2 million and a current tax provision of $4.2 million. The benefit from income taxes recorded in the three months ended March 31, 2018 consisted of a deferred tax benefit of $13.3 million and a current tax provision of $4.5 million. The deferred tax benefit in the three months ended March 31, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,487,544 OP Units and 21,230,769 OP Units outstanding as of March 31, 2019 and 2018, respectively, which represented 19.2% and 25.4% of our outstanding stock at March 31, 2019 and 2018, respectively.

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

Cash Flows. Cash flows provided by operating activities totaled $268.4 million during the three months ended March 31, 2019 and consisted primarily of net cash inflows of $250.0 million as a result of loan sales exceeding loan originations in our Agency Business.

Cash flows used in investing activities totaled $138.4 million during the three months ended March 31, 2019.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $403.8 million, net of payoffs and paydowns of $280.8 million, resulted in net cash outflows of $122.9 million. Cash outflows also included $10.0 million to purchase SFR bonds at par and a $6.0 million investment in a new equity investment.

Cash flows used in financing activities totaled $54.3 million during the three months ended March 31, 2019, and consisted primarily of net cash outflows of $103.2 million from debt facility activities (facility paydowns were greater than funded loan originations) and $30.6 million distributed to our stockholders and OP Unit holders, partially offset by $90.0 million of proceeds received from the issuance of senior unsecured notes.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of March 31, 2019. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $49.0 million. See Note 14 — Commitments and Contingencies for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12 — Derivative Financial Instruments.

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	March 31, 2019
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$1,181,456	$812,011	$369,445	2019 - 2021
Collateralized loan obligations (2)	1,609,524	1,609,524	—	2019 - 2023
Debt Fund (2)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	215,000	215,000	—	2023 - 2024
Convertible senior unsecured notes	265,829	265,829	—	2019 - 2021
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	3,496,145	3,126,700	369,445

Agency Business
Credit facilities (3)	1,650,000	222,923	1,427,077	2019

Consolidated total	$5,146,145	$3,349,623	$1,796,522

(1)         Excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2019.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10 — Debt Obligations.

Contractual Obligations. During the three months ended March 31, 2019, the following significant changes were made to our contractual obligations disclosed in our 2018 Annual Report; (1) issued $90.0 million of our 5.75% Notes; and (2) closed new and modified existing credit facilities.

See Note 10 — Debt Obligations for details and refer to Note 14 — Commitments and Contingencies for a description of our debt maturities by year and unfunded commitments as of March 31, 2019.

Off-Balance Sheet Arrangements. At March 31, 2019, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business through the origination and sale of mortgage loans and the management of potential loss exposure caused by fluctuations of interest rates. See Note 12 — Derivative Financial Instruments for details.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2018 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes to these policies, except for the lease policy established in connection with the adoption of ASU 2016-02, Leases (Topic 842), See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018

Net income attributable to common stockholders	$22,650	$26,189
Adjustments:
Net income attributable to noncontrolling interest	5,468	8,991
Depreciation - real estate owned	175	178
Depreciation - investments in equity affiliates	126	125
Funds from operations (1)	$28,419	$35,483
Adjustments:
Income from mortgage servicing rights	(14,232)	(19,634)
Deferred tax benefit	(4,168)	(13,320)
Amortization and write-offs of MSRs	16,739	16,676
Depreciation and amortization	2,564	2,255
Net loss (gain) on changes in fair value of derivatives	2,465	(2,645)
Stock-based compensation	3,756	2,545
Adjusted funds from operations (1)	$35,543	$21,360

Diluted FFO per share (1)	$0.26	$0.42
Diluted AFFO per share (1)	$0.33	$0.25
Diluted weighted average shares outstanding (1)	107,869,511	84,699,735

(1)         Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2018.

The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR (in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease

Interest income from loans and investments	$3,406,776	$7,308	$(6,181)	$14,731	$(11,615)
Interest expense from debt obligations	(3,126,700)	6,608	(6,608)	13,217	(13,217)
Total net interest income		$700	$427	$1,514	$1,602

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $10.7 million as of March 31, 2019, while a 100 basis point decrease would increase the fair value by $11.3 million.

Item 4.   Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2019.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2018 Annual Report.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2019, filed on May 10, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                             Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.

**                      Incorporated by reference to Exhibit 99.2 of Form 8-K filed December 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 10, 2019	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 10, 2019	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer