Form 10-Q
period 2019-06-30
ARBOR REALTY TRUST INC
filed 2019-08-02
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 94,341,082 outstanding as of July 26, 2019.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets:
Cash and cash equivalents	$198,917	$160,063
Restricted cash	316,455	180,606
Loans and investments, net	3,836,554	3,200,145
Loans held-for-sale, net	601,827	481,664
Capitalized mortgage servicing rights, net	276,648	273,770
Securities held-to-maturity, net	86,017	76,363
Investments in equity affiliates	31,159	21,580
Real estate owned, net	13,382	14,446
Due from related party	16,986	1,287
Goodwill and other intangible assets	113,364	116,165
Other assets	110,421	86,086
Total assets	$5,601,730	$4,612,175

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,621,678	$1,135,627
Collateralized loan obligations	1,875,444	1,593,548
Debt fund	68,422	68,183
Senior unsecured notes	210,963	122,484
Convertible senior unsecured notes, net	253,729	254,768
Junior subordinated notes to subsidiary trust issuing preferred securities	140,587	140,259
Due to related party	7,219	—
Due to borrowers	92,296	78,662
Allowance for loss-sharing obligations	34,417	34,298
Other liabilities	110,997	118,780
Total liabilities	4,415,752	3,546,609

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,484,094 and 20,653,584 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,501	89,502
Common stock, $0.01 par value: 500,000,000 shares authorized; 94,225,567 and 83,987,707 shares issued and outstanding, respectively	942	840
Additional paid-in capital	998,897	879,029
Accumulated deficit	(72,321)	(74,133)
Total Arbor Realty Trust, Inc. stockholders’ equity	1,017,019	895,238
Noncontrolling interest	168,959	170,328
Total equity	1,185,978	1,065,566
Total liabilities and equity	$5,601,730	$4,612,175

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of June 30, 2019 and December 31, 2018, assets of our consolidated VIEs totaled $2,519,392 and $2,198,096, respectively, and the liabilities of our consolidated VIEs totaled $1,948,555 and $1,665,139, respectively. See Note 15 — Variable Interest Entities for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$82,171	$59,295	$153,448	$110,908
Interest expense	48,284	37,884	90,149	71,271
Net interest income	33,887	21,411	63,299	39,637
Other revenue:
Gain on sales, including fee-based services, net	14,211	15,622	30,600	33,815
Mortgage servicing rights	18,709	17,936	32,941	37,571
Servicing revenue, net	12,612	10,871	26,164	20,418
Property operating income	3,147	2,964	5,950	5,874
Other income, net	1,393	(470)	(734)	2,408
Total other revenue	50,072	46,923	94,921	100,086
Other expenses:
Employee compensation and benefits	29,022	26,815	60,786	56,309
Selling and administrative	10,481	8,873	20,242	17,789
Property operating expenses	2,691	2,856	5,086	5,652
Depreciation and amortization	1,909	1,845	3,821	3,691
Impairment loss on real estate owned	1,000	2,000	1,000	2,000
Provision for loss sharing (net of recoveries)	368	348	822	821
Provision for loan losses (net of recoveries)	—	(2,127)	—	(1,802)
Total other expenses	45,471	40,610	91,757	84,460
Income before extinguishment of debt, income from equity affiliates and income taxes	38,488	27,724	66,463	55,263
Loss on extinguishment of debt	—	—	(128)	—
Income from equity affiliates	3,264	1,387	5,415	2,132
(Provision for) benefit from income taxes	(4,350)	(4,499)	(4,341)	4,285
Net income	37,402	24,612	67,409	61,680
Preferred stock dividends	1,888	1,888	3,777	3,777
Net income attributable to noncontrolling interest	6,598	5,557	12,066	14,547
Net income attributable to common stockholders	$28,916	$17,167	$51,566	$43,356

Basic earnings per common share	$0.32	$0.26	$0.59	$0.68
Diluted earnings per common share	$0.31	$0.25	$0.57	$0.66

Weighted average shares outstanding:
Basic	89,955,923	65,683,057	87,567,171	63,773,306
Diluted	113,624,384	90,055,170	110,779,680	87,420,543

Dividends declared per common share	$0.28	$0.25	$0.55	$0.46

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$37,402	$24,612	$67,409	$61,680
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit	—	—	—	(176)
Comprehensive income	37,402	24,612	67,409	61,504
Less:
Comprehensive income attributable to noncontrolling interest	6,598	5,557	12,066	14,504
Preferred stock dividends	1,888	1,888	3,777	3,777
Comprehensive income attributable to common stockholders	$28,916	$17,167	$51,566	$43,223

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended June 30, 2019

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance — March 31, 2019	24,199,044	$89,501	85,955,995	$860	$893,471	$(74,589)	$909,243	$168,140	$1,077,383
Issuance of common stock			9,200,000	91	115,494		115,585		115,585
Repurchase of common stock			(920,000)	(9)	(11,565)		(11,574)		(11,574)
Extinguishment of convertible senior unsecured notes					(6)		(6)		(6)
Stock-based compensation			7,692	—	1,503		1,503		1,503
Forfeiture of unvested restricted stock			(18,120)	—	—		—		—
Distributions - common stock						(26,645)	(26,645)		(26,645)
Distributions - preferred stock						(1,888)	(1,888)		(1,888)
Distributions - preferred stock of private REIT						(3)	(3)		(3)
Distributions - noncontrolling interest							—	(5,736)	(5,736)
Redemption of operating partnership units							—	(43)	(43)
Net income						30,804	30,804	6,598	37,402
Balance — June 30, 2019	24,199,044	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978

Six Months Ended June 30, 2019

Balance — December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$895,238	$170,328	$1,065,566
Issuance of common stock			9,200,000	91	115,494		115,585		115,585
Repurchase of common stock			(920,000)	(9)	(11,565)		(11,574)		(11,574)
Issuance of common stock upon vesting of restricted stock units			203,492	2	(2,904)		(2,902)		(2,902)
Net settlement on vesting of restricted stock			(45,953)	—	(585)		(585)		(585)
Issuance of common stock from convertible debt			210,466	2	2,505		2,507		2,507
Extinguishment of convertible senior unsecured notes					(1,337)		(1,337)		(1,337)
Stock-based compensation			447,866	4	5,254		5,258		5,258
Forfeiture of unvested restricted stock			(18,120)	—	—		—		—
Issuance of common stock from special dividend			901,432	9	10,070		10,079		10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2					2	2,476	2,478
Distributions - common stock						(49,746)	(49,746)		(49,746)
Distributions - preferred stock						(3,777)	(3,777)		(3,777)
Distributions - preferred stock of private REIT						(8)	(8)		(8)
Distributions - noncontrolling interest							—	(11,302)	(11,302)
Redemption of operating partnership units	(387,706)	(3)	258,677	3	2,936		2,936	(4,609)	(1,673)
Net income						55,343	55,343	12,066	67,409
Balance — June 30, 2019	24,199,044	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended June 30, 2018

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — March 31, 2018	24,942,269	$89,508	62,469,535	$625	$713,001	$(88,528)	$—	$714,606	$173,264	$887,870
Issuance of common stock, net			6,092,700	61	52,832			52,893		52,893
Stock-based compensation			8,382		1,100			1,100		1,100
Distributions - common stock						(15,765)		(15,765)		(15,765)
Distributions - preferred stock						(1,888)		(1,888)		(1,888)
Distributions - preferred stock of private REIT						(3)		(3)		(3)
Distributions - noncontrolling interest								—	(5,307)	(5,307)
Net income						19,056		19,056	5,556	24,612
Balance — June 30, 2018	24,942,269	$89,508	68,570,617	$686	$766,933	$(87,128)	$—	$769,999	$173,513	$943,512

Six Months Ended June 30, 2018

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock, net			6,452,700	65	55,842			55,907		55,907
Stock-based compensation			396,030	4	3,641			3,645		3,645
Forfeiture of unvested restricted stock			(1,500)					—		—
Distributions - common stock						(28,727)		(28,727)		(28,727)
Distributions - preferred stock						(3,777)		(3,777)		(3,777)
Distributions - preferred stock of private REIT						(7)		(7)		(7)
Distributions - noncontrolling interest								—	(9,765)	(9,765)
Net income						47,133		47,133	14,547	61,680
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Balance — June 30, 2018	24,942,269	$89,508	68,570,617	$686	$766,933	$(87,128)	$—	$769,999	$173,513	$943,512

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018

Operating activities:
Net income	$67,409	$61,680
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,821	3,691
Stock-based compensation	5,258	3,645
Amortization and accretion of interest and fees, net	2,092	7,658
Amortization of capitalized mortgage servicing rights	24,606	23,802
Originations of loans held-for-sale	(1,971,876)	(2,080,393)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,847,488	2,064,486
Payoffs and paydowns of loans held-for-sale	66	22
Mortgage servicing rights	(32,941)	(37,571)
Write-off of capitalized mortgage servicing rights from payoffs	9,048	10,078
Impairment loss on real estate owned	1,000	2,000
Provision for loss sharing (net of recoveries)	822	821
(Charge-offs) recoveries for loss-sharing obligations, net	(703)	70
Provision for loan losses (net of recoveries)	—	(1,802)
Deferred tax benefit	(3,250)	(13,135)
Income from equity affiliates	(5,415)	(2,132)
Loss on extinguishment of debt	128	—
Changes in operating assets and liabilities	(25,251)	(24,307)
Net cash (used in) provided by operating activities	(77,698)	18,613

Investing Activities:
Loans and investments funded and originated, net	(1,398,834)	(875,212)
Payoffs and paydowns of loans and investments	796,652	429,133
Deferred fees	11,505	6,309
Investments in real estate, net	(287)	(220)
Contributions to equity affiliates	(6,105)	(2,460)
Distributions from equity affiliates	—	2,807
Purchase of securities held-to-maturity, net	(10,000)	(21,637)
Payoffs and paydowns of securities held-to-maturity	2,679	519
Proceeds from insurance settlements, net	—	1,294
Due to borrowers and reserves	(24,052)	(58,585)
Net cash used in investing activities	(628,442)	(518,052)

Financing activities:
Proceeds from repurchase agreements and credit facilities	4,126,430	3,971,279
Payoffs and paydowns of repurchase agreements and credit facilities	(3,640,107)	(3,588,443)
Payoffs and paydowns of collateralized loan obligations	(250,250)	(267,750)
Settlements of convertible senior unsecured notes	(3,037)	—
Payoffs of senior unsecured notes	—	(97,860)
Payoff of related party financing	—	(50,000)
Proceeds from issuance of collateralized loan obligations	533,000	441,000
Proceeds from issuance of senior unsecured notes	90,000	125,000
Redemption of operating partnership units	(1,673)	—
Payments of withholding taxes on net settlement of vested stock	(3,487)	—
Proceeds from issuance of common stock	115,736	55,907
Distribution for the repurchase of common stock	(11,574)	—
Distributions paid on common stock	(49,746)	(28,727)
Distributions paid on noncontrolling interest	(11,302)	(9,765)
Distributions paid on preferred stock	(3,777)	(3,777)
Distributions paid on preferred stock of private REIT	(8)	(7)
Payment of deferred financing costs	(9,362)	(10,536)
Net cash provided by financing activities	880,843	536,321
Net increase in cash, cash equivalents and restricted cash	174,703	36,882
Cash, cash equivalents and restricted cash at beginning of period	340,669	243,772
Cash, cash equivalents and restricted cash at end of period	$515,372	$280,654

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2019	2018

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$160,063	$104,374
Restricted cash at beginning of period	180,606	139,398
Cash, cash equivalents and restricted cash at beginning of period	$340,669	$243,772

Cash and cash equivalents at end of period	$198,917	$106,968
Restricted cash at end of period	316,455	173,686
Cash, cash equivalents and restricted cash at end of period	$515,372	$280,654

Supplemental cash flow information:
Cash used to pay interest	$85,776	$58,675
Cash used to pay taxes	13,186	10,698

Supplemental schedule of non-cash investing and financing activities:
Special dividend - common stock issued	10,079	—
Special dividend - special voting preferred stock and operating partnership units issued	2,478	—
Issuance of common stock from convertible debt	2,507	—
Settlements of convertible senior unsecured notes	(1,337)	—
Fair value of conversion feature of convertible senior unsecured notes	1,175	—
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

June 30, 2019

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

June 30, 2019

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

First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019

We continue to evaluate the impact the adoption of this guidance will have on our consolidated financial statements and disclosures. As part of our evaluation process, we have established a task force that includes individuals from various functional areas to implement this new accounting standard. The standard applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This currently includes our Structured Business loan and investment portfolio, held-to-maturity debt securities and loss-sharing obligations related to the Fannie Mae DUS program. Our preliminary evaluation indicates this standard is expected to impact our consolidated financial statements, in particular the level of credit losses.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2019	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)
Bridge loans	$3,488,103	89%	183	6.39%	17.7	0%	75%
Mezzanine loans	216,304	6%	23	10.28%	29.1	23%	77%
Preferred equity investments	185,255	5%	11	8.05%	72.3	68%	90%
Other	33,547	<1%	9	2.05%	70.6	0%	71%
	3,923,209	100%	226	6.64%	21.4	4%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(15,586)
Loans and investments, net	$3,836,554

	December 31, 2018
Bridge loans	$2,992,814	91%	167	6.84%	18.5	0%	74%
Mezzanine loans	108,867	3%	13	10.57%	22.1	28%	72%
Preferred equity investments	181,661	6%	10	7.97%	78.0	66%	89%
	3,283,342	100%	190	7.02%	22.0	5%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(12,128)
Loans and investments, net	$3,200,145

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

June 30, 2019

(3)               The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2019, the UPB related to 34 loans with five different borrowers represented 19% of total assets.  At December 31, 2018, the UPB related to 45 loans with five different borrowers represented 22% of total assets. During both the six months ended June 30, 2019 and the year ended December 31, 2018, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. For details on our concentration of related party loans and investments, see Note 18 — Agreements and Transactions with Related Parties.

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

As a result of the loan review process, at June 30, 2019 and December 31, 2018, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.2 million and $128.7 million, respectively, and a weighted average last dollar LTV ratio of 99% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	June 30, 2019
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$3,010,082	77%	pass/watch	5%	76%
Self Storage	246,209	6%	special mention	3%	72%
Land	232,228	6%	special mention	0%	86%
Healthcare	146,025	4%	pass/watch	0%	79%
Office	132,032	3%	special mention	3%	71%
Hotel	92,300	2%	pass/watch	0%	61%
Retail	49,308	1%	pass/watch	6%	62%
Other	15,025	<1%	pass/watch	7%	72%
Total	$3,923,209	100%	pass/watch	4%	75%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

	December 31, 2018
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$2,427,920	74%	pass/watch	5%	75%
Self Storage	301,830	9%	pass/watch	0%	72%
Land	151,628	5%	substandard	0%	90%
Healthcare	122,775	4%	pass/watch	0%	77%
Office	132,047	4%	special mention	3%	68%
Hotel	100,075	3%	pass/watch	13%	66%
Retail	45,367	1%	pass/watch	6%	65%
Other	1,700	<1%	doubtful	63%	63%
Total	$3,283,342	100%	pass/watch	5%	75%

Geographic Concentration Risk

As of June 30, 2019, 22% and 14% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2018, 23% and 18% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Allowance at beginning of period	$71,069	$63,108	$71,069	$62,783
Provision for loan losses	—	1,325	—	1,650
Charge-offs	—	(3,173)	—	(3,173)
Recoveries of reserves	—	(2,527)	—	(2,527)
Allowance at end of period	$71,069	$58,733	$71,069	$58,733

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

The ratios of net recoveries to the average loans and investments outstanding were de minimus for the three and six months ended June 30, 2018.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of June 30, 2019 and 2018.

We have six loans with a carrying value totaling $120.9 million at June 30, 2019 that are collateralized by a land development project that are scheduled to mature in September 2019. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.5 million entitle us to a weighted average

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

accrual rate of interest of 9.04%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2019 and December 31, 2018, we had cumulative allowances for loan losses of $61.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows (in thousands):

	June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Land	$134,215	$127,386	$67,869	$134,215	$28	$134,215	$55
Office	2,251	2,251	1,500	2,255	34	2,259	68
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$138,166	$131,337	$71,069	$138,170	$62	$138,174	$123

	December 31, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Land	$134,215	$127,869	$67,869	$131,985	$—	$131,823	$—
Hotel	—	—	—	17,375	—	17,375	—
Office	2,266	2,266	1,500	2,281	31	2,284	60
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$138,181	$131,835	$71,069	$153,341	$31	$153,182	$60

(1)  Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both June 30, 2019 and December 31, 2018.

(2)  Represents an average of the beginning and ending UPB of each asset class.

At both June 30, 2019 and December 31, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2019			December 31, 2018
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Office	832	—	832	832	—	832
Total	$2,532	$—	$2,532	$2,532	$—	$2,532

At both June 30, 2019 and December 31, 2018, there were no loans contractually past due 90 days or more that were still accruing interest.

There were no loan modifications, refinancing’s and/or extensions during both the six months ended June 30, 2019 and 2018 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  At June 30, 2019 and December 31, 2018, we had total interest reserves of $61.4 million and $48.9 million, respectively, on 132 loans and 110 loans, respectively, with an aggregate UPB of $2.49 billion and $2.22 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018

Fannie Mae	$428,648	$358,790
Freddie Mac	122,013	95,004
FHA	46,625	19,170
	597,286	472,964
Fair value of future MSR	6,243	10,253
Unearned discount	(1,702)	(1,553)
Loans held-for-sale, net	$601,827	$481,664

Our loans held-for-sale, net are typically sold within 60 days of loan origination and the gain on sales are included in gain on sales, including fee-based services, net in the consolidated statements of income. During the three and six months ended June 30, 2019, we sold $923.0 million and $2.02 billion, respectively, of loans held-for-sale and recorded gain on sales of $12.9 million and $28.0 million, respectively. During the three and six months ended June 30, 2018, we sold $1.02 billion and $2.08 billion, respectively, of loans held-for-sale and recorded gain on sales of $14.8 million and $32.2 million, respectively. At June 30, 2019 and December 31, 2018, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.7 years and 7.6 years at June 30, 2019 and December 31, 2018, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$88,029	$189,610	$277,639	$97,084	$176,686	$273,770
Additions	—	15,923	15,923	—	36,532	36,532
Amortization	(5,546)	(6,778)	(12,324)	(11,461)	(13,145)	(24,606)
Write-downs and payoffs	(2,991)	(1,599)	(4,590)	(6,131)	(2,917)	(9,048)
Balance at end of period	$79,492	$197,156	$276,648	$79,492	$197,156	$276,648

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Balance at beginning of period	$131,934	$123,798	$255,732	$143,270	$109,338	$252,608
Additions	—	18,493	18,493	—	38,293	38,293
Amortization	(7,517)	(4,420)	(11,937)	(15,512)	(8,290)	(23,802)
Write-downs and payoffs	(4,400)	(867)	(5,267)	(7,741)	(2,337)	(10,078)
Balance at end of period	$120,017	$137,004	$257,021	$120,017	$137,004	$257,021

We collected prepayment fees totaling $3.5 million and $8.5 million during the three and six months ended June 30, 2019, respectively, and $4.9 million and $8.7 million during the three and six months ended June 30, 2018, respectively.  Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of June 30, 2019 and December 31, 2018, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

The expected amortization of capitalized MSRs recorded as of June 30, 2019 is as follows (in thousands):

Year	Amortization
2019 (six months ending 12/31/2019)	$24,388
2020	45,925
2021	40,855
2022	34,531
2023	29,583
2024	25,205
Thereafter	76,161
Total	$276,648

Actual amortization may vary from these estimates.

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2019
Product Concentrations			Geographic Concentrations
		Percent of		UPB Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$14,122,916	73%	Texas	20%
Freddie Mac	4,657,097	24%	North Carolina	9%
FHA	684,527	3%	New York	9%
Total	$19,464,540	100%	California	8%
			Georgia	6%
			Florida	6%
			Other (1)	42%
			Total	100%

December 31, 2018
Fannie Mae	$13,562,667	73%	Texas	20%
Freddie Mac	4,394,287	24%	North Carolina	10%
FHA	644,687	3%	New York	8%
Total	$18,601,641	100%	California	8%
			Georgia	6%
			Florida	6%
			Other (1)	42%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

At June 30, 2019 and December 31, 2018, our weighted average servicing fee was 43.6 basis points and 45.2 basis points, respectively. At June 30, 2019 and December 31, 2018, we held total escrow balances of $884.4 million and $824.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $525.1 million and $521.2 million at June 30, 2019 and December 31, 2018, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $4.1 million and $8.1 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

during the three and six months ended June 30, 2019, respectively, and $2.7 million and $4.9 million during the three and six months ended June 30, 2018, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds.  Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase through a bidding process the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization. As of June 30, 2019, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average maturity of 5.7 years. The weighted average effective interest rate was 10.71% and 10.94% at June 30, 2019 and December 31, 2018, respectively, including the accretion of discount. Approximately $16.6 million is estimated to mature within one year, $44.1 million is estimated to mature after one year through five years, $25.0 million is estimated to mature after five years through ten years and $15.1 million is estimated to mature after ten years.

Single Family Rental Bonds (“SFR bonds”).  During the first quarter of 2019, we purchased $10.0 million initial face value of Class A2 securitized SFR bonds at par. The securities have a three-year maturity, bear interest at a fixed interest rate of 4.95% and are collateralized by a pool of single family rental properties. Approximately $8.6 million is estimated to mature within one year and $1.4 million is estimated to mature after one year through five years.

A summary of our securities held-to-maturity is as follows (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
June 30, 2019	$110,836	$86,017	$3,153	$89,170

December 31, 2018	$103,515	$76,363	$2,734	$79,097

As of June 30, 2019, no impairment was recorded on our held-to-maturity securities. During the three and six months ended June 30, 2019, we recorded interest income (including the amortization of discount) of $2.3 million and $4.4 million, respectively and, during the three and six months ended June 30, 2018, we recorded interest income of $1.3 million and $2.4 million, respectively, related to these investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2019	December 31, 2018	June 30, 2019

Arbor Residential Investor LLC	$22,856	$19,260	$—
AMAC Holdings III LLC	5,983	—	—
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	170,730
East River Portfolio	—	—	—
Total	$31,159	$21,580	$172,418

Arbor Residential Investor LLC (“ARI”).  During the three and six months ended June 30, 2019, we recorded income of $2.7 million and $3.5 million, respectively, and during the three and six months ended June 30, 2018, we recorded income of $0.7 million and $0.8 million, respectively, to income from equity affiliates in our consolidated statements of income. During the first quarter of 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

During the second quarter of 2018, we received cash distributions totaling $0.4 million (which were classified as returns of capital) in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform.

AMAC Holdings III LLC (“AMAC III”).  In the first quarter of 2019, we committed to a $30.0 million investment (of which $6.0 million was funded during the six months ended June 30, 2019) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members.

Lexford Portfolio. During the three and six months ended June 30, 2019, we received distributions of $0.6 million and $1.9 million, respectively, and during the three and six months ended June 30, 2018, we received distributions of $0.6 million and $1.2 million, respectively, from this equity investment, which was recognized as income.

See Note 18 — Agreements and Transactions with Related Parties for details about the investments described above.

Note 9 — Real Estate Owned

Real Estate Owned. Our real estate assets at both June 30, 2019 and December 31, 2018 were comprised of a hotel property and an office building.

	June 30, 2019			December 31, 2018
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total

Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,352	2,009	33,361	31,066	2,010	33,076
Less: Impairment loss	(14,307)	(2,500)	(16,807)	(13,307)	(2,500)	(15,807)
Less: Accumulated depreciation and amortization	(10,048)	(927)	(10,975)	(9,778)	(848)	(10,626)
Real estate owned, net	$10,291	$3,091	$13,382	$11,275	$3,171	$14,446

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

For the six months ended June 30, 2019 and 2018, our hotel property had a weighted average occupancy rate of 62% and 58%, respectively, a weighted average daily rate of $111 and $116, respectively, and weighted average revenue per available room of $69 and $67, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2019, based on discussions with market participants, we determined that the hotel property exhibited indicators of impairment and performed an impairment analysis. As a result of this analysis, we recorded an impairment loss of $1.0 million.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant. During the second quarter of 2018, based on discussions with market participants, we determined that the office building exhibited indicators of impairment and performed an impairment analysis. As a result of this analysis, we recorded an impairment loss of $2.0 million.

Our real estate owned assets had restricted cash balances totaling $0.6 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively, due to escrow requirements.

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

				June 30, 2019			December 31, 2018
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate

Structured Business

$550 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$299,480	$413,805	4.91%	$334,696	$467,680	4.75%

$300 million repurchase facility	June 2020	Mar. 2023	L + 1.95%	240,280	324,583	4.41%	—	—	—

$100 million repurchase facility	Aug. 2019	June 2020	L + 1.75% to 2.00%	53,434	74,451	4.21%	70,837	98,597	4.31%

$75 million credit facility	Aug. 2019	N/A	L + 1.75% to 2.50%	34,875	58,586	4.21%	10,237	16,889	4.31%

$75 million credit facility	June 2020	N/A	L + 1.75%	—	—	—	—	—	—

$50 million credit facility	April 2020	April 2022	L + 2.00%	16,778	19,498	4.46%	14,159	17,700	4.57%

$50 million credit facility	Sept. 2019	Sept. 2021	L + 2.50% to 3.25%	—	—	—	—	—	—

$40.5 million credit facility	May 2022	N/A	L + 2.20%	40,373	54,000	4.66%	—	—	—

$35.9 million credit facility	May 2020	Nov. 2020	L + 2.30%	30,758	51,300	4.76%	30,512	44,100	4.87%

$25.5 million credit facility	Oct. 2019	N/A	L + 2.50%	23,912	34,000	4.97%	18,552	34,000	5.07%

$25 million credit facility	June 2022	June 2023	L + 2.25%	13,126	20,222	4.71%	—	—	—

$25 million working capital facility	Aug. 2019	N/A	L + 2.25%	25,000	—	4.71%	—	—	—

$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,102	30,900	4.76%	23,175	30,900	4.87%

$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	17,960	41,650	4.97%	19,912	41,650	5.07%

$17.4 million credit facility	June 2020	June 2021	L + 2.40%	13,022	21,700	4.86%	12,462	15,844	4.97%

$11.9 million credit facility	April 2022	N/A	L + 2.10%	11,821	15,190	4.56%	—	—	—

$8 million credit facility	Aug. 2021	N/A	L + 2.50%	—	—	—	7,946	10,000	5.07%

$3.3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	827	—	3.19%	1,168	—	3.19%

$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,320	—	4.66%	1,678	—	4.66%

Repurchase facilities - securities (2)	N/A	N/A	L + 1.25% to 2.60%	178,446	—	4.60%	118,112	—	5.07%
Structured Business total				1,024,514	1,159,885	4.64%	663,446	777,360	4.78%

Agency Business

$750 million ASAP agreement (3)	N/A	N/A	L + 1.05%	93,785	93,785	3.45%	104,619	104,619	3.55%

$500 million repurchase facility (4)	Aug. 2019	N/A	L + 1.275%	293,260	293,263	3.67%	130,906	130,917	3.78%

$150 million credit facility	Jan. 2020	N/A	L + 1.20%	127,979	128,093	3.60%	113,666	113,685	3.80%

$150 million credit facility	July 2020	N/A	L + 1.15%	70,051	70,056	3.70%	96,339	96,419	3.80%

$100 million credit facility (5)	June 2020	N/A	L + 1.15%	12,089	12,089	3.55%	26,651	26,651	3.75%
Agency Business total				597,164	597,286	3.62%	472,181	472,291	3.74%
Consolidated total				$1,621,678	$1,757,171	4.27%	$1,135,627	$1,249,651	4.35%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

(1)             The debt carrying value for the Structured Business at June 30, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $2.7 million and $2.4 million, respectively. The debt carrying value for the Agency Business at June 30, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $0.1 million for both periods.

(2)             As of June 30, 2019 and December 31, 2018, these facilities were collateralized by CLO bonds retained by us with a principal balance of $183.3 million and $114.2 million, respectively, B Piece bonds with a carrying value of $76.0 million and $76.4 million, respectively, and SFR bonds with a carrying value of $10.0 million at June 30, 2019.

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

Structured Business

At June 30, 2019 and December 31, 2018, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.96% and 5.07%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% and 70% at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, we amended a $300.0 million repurchase agreement on two separate occasions permanently increasing the committed amount to $500.0 million. In addition, the amendment provided for a temporary over advance of $50.0 million, which expires in October 2019.

In March 2019, we entered into a $150.0 million repurchase agreement used to finance loans that bears interest at a rate of 195 basis points over LIBOR and was scheduled to mature in March 2020. In June 2019, we amended this facility increasing the committed amount to $300.0 million and extending the maturity date to June 2020, with quarterly extension options with an extended maturity date no later than March 2023.

In April 2019, we entered into an $11.9 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a rate of 210 basis points over LIBOR and matures in April 2022.

In May 2019, we entered into an uncommitted repurchase facility that is used to finance securities retained in connection with our CLO issuances and our purchases of the B Piece bonds from SBL program securitizations and SFR bonds. The facility bears interest at a rate of 125 basis points over LIBOR and has no stated maturity date.

In June 2019, we entered into a $40.5 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a rate of 220 basis points over LIBOR and matures in May 2022.

In June 2019, we entered into a $25.0 million credit facility used to purchase loans. The facility bears interest at a rate of 225 basis points over LIBOR and matures in June 2022, with a one-year extension option.

Agency Business

In the first half of 2019, we amended two of our credit facilities by reducing the interest rate on each facility by 10 basis points and we amended another facility by reducing the interest rate by 15 basis points.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

				Collateral (3)
	Debt			Loans		Cash
June 30, 2019	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO XI	$533,000	$528,135	3.89%	$589,363	$586,074	$43,980
CLO X	441,000	436,884	3.90%	477,294	475,598	75,227
CLO IX	356,400	352,842	3.81%	437,050	436,170	22,660
CLO VIII	282,874	280,466	3.76%	349,448	348,411	12,192
CLO VII	279,000	277,117	4.45%	256,561	255,897	88,858
Total CLOs	$1,892,274	$1,875,444	3.94%	$2,109,716	$2,102,150	$242,917

December 31, 2018
CLO X	$441,000	$436,384	4.01%	$539,007	$536,869	$20,993
CLO IX	356,400	352,244	3.92%	440,906	439,691	20,094
CLO VIII	282,874	279,857	3.87%	354,713	353,574	10,287
CLO VII	279,000	276,527	4.56%	325,057	324,195	30,725
CLO VI	250,250	248,536	5.05%	279,348	278,364	41,404
Total CLOs	$1,609,524	$1,593,548	4.22%	$1,939,031	$1,932,693	$123,503

(1)         Debt carrying value is net of $16.8 million and $16.0 million of deferred financing fees at June 30, 2019 and December 31, 2018, respectively.

(2)         At both June 30, 2019 and December 31, 2018, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.37%.

(3)         As of June 30, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)         Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO XI — In June 2019, we completed a collateralized securitization vehicle (“CLO XI”), issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $602.1 million. Of the total CLO notes issued, $533.0 million were investment grade notes issued to third party investors and $69.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $520.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $129.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date. Subsequently, the issuer will own loan obligations with a face value of $650.0 million, representing leverage of 82%.  We retained a residual interest in the portfolio with a notional amount of $117.0 million, including the $69.1 million below investment grade notes.  The notes had an initial weighted average interest rate of 1.44% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VI — In June 2019, we completed the unwind of CLO VI, redeeming $250.3 million of outstanding notes, which were repaid primarily from the refinancing of the remaining assets primarily within CLO XI, as well as with cash held by CLO VI, and expensed $1.2 million of deferred financing fees into interest expense on the consolidated statements of income.

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

June 30, 2019

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

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

				Collateral (3)
	Debt			Loans		Cash
Period	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
June 30, 2019	$70,000	$68,422	6.64%	$78,375	$78,075	$21,625

December 31, 2018	$70,000	$68,183	6.75%	$69,186	$68,924	$30,814

(1)         Debt carrying value is net of $1.6 million and $1.8 million of deferred financing fees at June 30, 2019 and December 31, 2018, respectively.

(2)         At June 30, 2019 and December 31, 2018, the aggregate weighted average note rate, including certain fees and costs, was 7.55% and 7.49%, respectively.

(3)         At both June 30, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 (the “5.75% Notes”) in a private placement. We received proceeds of $88.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes.  The 5.75% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.75% Notes on or after April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October starting in October 2019. At June 30, 2019, the debt carrying value of the 5.75% Notes was $88.2 million, which was net of $1.8 million of deferred financing fees. At June 30, 2019, the weighted average note rate was 6.11%, including certain fees and costs.

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% senior unsecured notes due in 2021 (the “7.375% Notes”) totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.  The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November. At June 30, 2019 and December 31, 2018, the debt carrying value of the 5.625% Notes was $122.8 million and $122.5 million, respectively, which was net of $2.2 million and $2.5 million, respectively, of deferred financing fees. At both June 30, 2019 and December 31, 2018, the weighted average note rate was 6.08%, including certain fees and costs.

Convertible Senior Unsecured Notes

In July 2018, we issued $264.5 million in aggregate principal amount of 5.25% convertible senior notes (the “5.25% Convertible Notes”) through two separate private placement offerings, which included the exercised purchaser’s total over-allotment option of $34.5 million. The 5.25% Convertible Notes pay interest semiannually in arrears and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

are scheduled to mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 86.9943 shares and 77.8331 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At June 30, 2019, the conversion rates of the two offerings ($115.0 million and $149.5 million) were 88.7027 shares and 79.3616 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.27 per share and $12.60 per share of common stock, respectively.

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

At June 30, 2019, there were $1.2 million and $0.1 million aggregate principal amounts remaining of our 5.375% Convertible Notes and 6.50% Convertible Notes, respectively. The initial conversion rates of the 5.375% Convertible Notes and 6.50% Convertible Notes were 107.7122 shares and 119.3033 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.28 per share and $8.38 per share of common stock, respectively. At June 30, 2019, the 5.375% Convertible Notes and 6.50% Convertible Notes had conversion rates of 112.9222 shares and 128.3616 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $8.86 per share and $7.79 per share of common stock, respectively. The 5.375% Convertible Notes and 6.50% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in November 2020 and October 2019, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

Since the closing stock price of our common stock on June 30, 2019 exceeded the conversion prices of certain of our convertible notes, the if-converted value of the convertible notes exceeded their principal amounts by $9.1 million at June 30, 2019.

Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible by the holder into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements. We intend to settle the principal balance of our convertible debt in cash and have not assumed share settlement of the principal balance for purposes of computing earnings per share (“EPS”). At the time of issuance, there was no precedent or policy that would indicate that we would settle the principal in shares or the conversion spread in cash.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.00 years and 2.49 years at June 30, 2019 and December 31, 2018, respectively, on a weighted average basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
June 30, 2019	$265,817	$6,514	$5,574	$253,729	$9,436

December 31, 2018	$270,057	$8,229	$7,060	$254,768	$9,436

During the three months ended June 30, 2019, we incurred interest expense on the notes totaling $4.9 million, of which $3.4 million, $0.7 million and $0.8 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the six months ended June 30, 2019, we incurred total interest expense on the notes of $10.2 million, of which $6.9 million, $1.5 million and $1.7 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively.  During the three months ended June 30, 2018, we incurred total interest expense on the notes of $6.1 million, of which $3.2 million, $2.3 million and $0.6 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the six months ended June 30, 2018, we incurred total interest expense on the notes of $11.0 million, of which $6.8 million, $3.0 million and $1.2 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 7.45% per annum at both June 30, 2019 and December 31, 2018.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes were $140.6 million and $140.3 million at June 30, 2019 and December 31, 2018, respectively, which is net of a deferred amount of $11.7 million and $12.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.0 million and $2.1 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 5.17% and 5.66% at June 30, 2019 and December 31, 2018, respectively.  Including certain fees and costs, the weighted average note rate was 5.25% and 5.75% at June 30, 2019 and December 31, 2018, respectively.

Debt Covenants

Credit Facilities and Repurchase Agreements. The credit facilities and repurchase agreements contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2019.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of June 30, 2019, as well as on the most recent determination dates in July 2019. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in July 2019 were as follows:

Cash Flow Triggers	CLO VII	CLO VIII	CLO IX	CLO X	CLO XI
Overcollateralization (1)

Current	129.03%	129.03%	134.68%	126.98%	121.95%
Limit	128.03%	128.03%	133.68%	125.98%	120.95%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	204.96%	277.10%	255.11%	232.36%	185.62%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO VII	CLO VIII	CLO IX	CLO X	CLO XI
July 2019	129.03%	129.03%	134.68%	126.98%	121.95%
April 2019	129.03%	129.03%	134.68%	126.98%	—
January 2019	129.03%	129.03%	134.68%	126.98%	—
October 2018	129.03%	129.03%	134.68%	126.98%	—
July 2018	129.03%	129.03%	134.68%	126.98%	—

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$34,518	$31,097	$34,298	$30,511
Provisions for loss sharing	1,675	1,134	2,554	2,339
Provisions reversal for loan repayments	(1,307)	(785)	(1,732)	(1,518)
(Charge-offs) recoveries, net	(469)	(44)	(703)	70
Ending balance	$34,417	$31,402	$34,417	$31,402

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2019 and December 31, 2018, we had outstanding advances of $0.5 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At June 30, 2019 and December 31, 2018, our allowance for loss-sharing obligations represented 0.24% and 0.25%, respectively, of the Fannie Mae servicing portfolio.

At June 30, 2019 and December 31, 2018, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.59 billion and $2.46 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 12 — Derivative Financial Instruments

We enter into derivative financial instruments to manage exposures that arise from business activities resulting in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. We do not use these derivatives for speculative purposes, but are instead using them to manage our exposure to interest rate risk.

Agency Rate Lock and Forward Sale Commitments. We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower “rate locks” a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2019, we recorded a net gain of $1.1 million and a net loss of $1.4 million, respectively, from changes in the fair value of these derivatives in other income, net and $18.7 million and $32.9 million, respectively, of income from MSRs. During the three and six months ended June 30, 2018, we recorded a net loss of $0.6 million and a net gain of $2.1 million, respectively, from changes in the fair value of these derivatives in other income, net and $17.9 million and $37.6 million, respectively, of income from MSRs. See Note 13 — Fair Value for details.

Structured Interest Rate Swap Futures. During the second quarter of 2019, we entered into over-the-counter interest rate swap futures (“Swap Futures”) which do not meet the criteria for hedge accounting. Our Swap Futures typically have a three-month maturity and are tied to the five-year and ten-year swap rates which hedge our exposure to rising interest rates inherent in our SFR loans originated from the time the loans are originated until the time they can be financed with match term fixed rate debt. Our Swap Futures are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral. During the second quarter of 2019, we recorded a realized loss of $0.3 million and an unrealized loss of $0.1 million in other income, net from our Swap Futures.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	June 30, 2019
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate Lock Commitments	6	$33,053	Other Assets/ Other Liabilities	$745	$(35)
Forward Sale Commitments	86	630,339	Other Assets/ Other Liabilities	3,823	(93)
Interest Rate Swap Futures	2	11,700	Other Assets/ Other Liabilities	—	—
		$675,092		$4,568	$(128)

	December 31, 2018
Rate Lock Commitments	4	$18,161	Other Assets/ Other Liabilities	$324	$(95)
Forward Sale Commitments	90	491,125	Other Assets/ Other Liabilities	5,789	(637)
		$509,286		$6,113	$(732)

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2019			December 31, 2018
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,923,209	$3,836,554	$3,866,693	$3,283,342	$3,200,145	$3,249,499
Loans held-for-sale, net	597,286	601,827	611,587	472,964	481,664	489,546
Capitalized mortgage servicing rights, net	n/a	276,648	317,714	n/a	273,770	322,463
Securities held-to-maturity, net	110,836	86,017	89,170	103,515	76,363	79,097
Derivative financial instruments	550,414	4,568	4,568	400,661	6,113	6,113

Financial liabilities:
Credit and repurchase facilities	$1,624,457	$1,621,678	$1,621,127	$1,138,135	$1,135,627	$1,135,774
Collateralized loan obligations	1,892,274	1,875,444	1,895,501	1,609,524	1,593,548	1,588,989
Debt fund	70,000	68,422	70,127	70,000	68,183	70,154
Senior unsecured notes	215,000	210,963	215,469	125,000	122,484	123,750
Convertible senior unsecured notes, net	265,817	253,729	284,018	270,057	254,768	267,324
Junior subordinated notes	154,336	140,587	96,777	154,336	140,259	95,873
Derivative financial instruments	112,978	128	128	108,625	732	732

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

June 30, 2019

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

June 30, 2019

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of June 30, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$4,568	$4,568	$—	$3,823	$745

Financial liabilities:
Derivative financial instruments	$128	$128	$—	$128	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of June 30, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$60,275	$60,275	$—	$—	$60,275

Non-financial assets:
Long-lived assets (2)	$13,382	$13,382	$—	$—	$13,382

(1)         We had an allowance for loan losses of $71.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $131.3 million at June 30, 2019.

(2)         We recorded a $1.0 million impairment loss during the three months ended June 30, 2019 on the hotel property we own. See Note 9 — Real Estate Owned for details.

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

June 30, 2019

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

Quantitative information about Level 3 fair value measurements at June 30, 2019 were as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$59,517	Discounted cash flows	Discount rate	23.00%
			Revenue growth rate	3.00%
Office	758	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	745	Discounted cash flows	W/A discount rate	12.66%
Long-lived assets:
Hotel property	10,291	Broker quotes	N/A	N/A

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative assets and liabilities, net
Balance at beginning of period	$400	$717	$324	$276
Settlements	(18,364)	(18,047)	(32,521)	(37,240)
Realized gains recorded in earnings	17,964	17,330	32,197	36,964
Unrealized gains recorded in earnings	745	606	745	606
Balance at end of period	$745	$606	$745	$606

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
June 30, 2019
Rate lock commitments	$33,053	$745	$(35)	$710
Forward sale commitments	630,339	—	35	35
Loans held-for-sale, net (1)	597,286	6,243	—	6,243
Total		$6,988	$—	$6,988

(1)   Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of June 30, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$3,836,554	$3,866,693	$—	$—	$3,866,693
Loans held-for-sale, net	601,827	611,587	—	605,344	6,243
Capitalized mortgage servicing rights, net	276,648	317,714	—	—	317,714
Securities held-to-maturity, net	86,017	89,170	—	—	89,170

Financial liabilities:
Credit and repurchase facilities	$1,621,678	$1,621,127	$—	$597,164	$1,023,963
Collateralized loan obligations	1,875,444	1,895,501	—	—	1,895,501
Debt fund	68,422	70,127	—	—	70,127
Senior unsecured notes	210,963	215,469	215,469	—	—
Convertible senior unsecured notes, net	253,729	284,018	—	284,018	—
Junior subordinated notes	140,587	96,777	—	—	96,777

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $894.0 million for the remainder of 2019, $1.17 billion in 2020, $746.6 million in 2021, $683.8 million in 2022, $268.4 million in 2023, $139.2 million in 2024 and $324.8 million thereafter.

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

As of June 30, 2019, we were required to maintain at least $13.9 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of June 30, 2019, we met the restricted liquidity requirement with a $44.0 million letter of credit and $1.3 million of cash collateral.

As of June 30, 2019, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $33.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of June 30, 2019, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

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

Operating Leases. We have operating leases for office space and certain office equipment. Some of our leases include payment escalations throughout their lease terms. As of June 30, 2019, our leases had remaining lease terms of 0.2 — 7.7 years with a weighted average remaining lease term of 5.4 years and a weighted average discount rate of 5.0%. We recorded lease expense of $1.5 million and $2.9 million during the three and six months ended June 30, 2019.

The maturities of our operating lease liabilities at June 30, 2019 are as follows (in thousands):

Year
2019 (six months ending December 31, 2019)	$2,766
2020	5,210
2021	2,953
2022	2,703
2023	2,051
2024	1,459
Thereafter	3,305
Total	$20,447

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $145.0 million as of June 30, 2019 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC (“ACM”) and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

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

June 30, 2019

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

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Restricted cash	$314,626	$179,855
Loans and investments, net	2,180,225	2,001,617
Due from related party	8,764	—
Other assets	15,777	16,624
Total assets	$2,519,392	$2,198,096

Liabilities:
Collateralized loan obligations	$1,875,444	$1,593,548
Debt fund	68,422	68,183
Due to related party	1,013
Other liabilities	3,676	3,408
Total liabilities	$1,948,555	$1,665,139

Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 — Debt Obligations for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 28 VIEs in which we have a variable interest as of June 30, 2019 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2019 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$429,642
B Piece and SFR bonds	86,017
Equity investments	5,983
Agency interest only strips	2,989
Total	$524,631

(1) Represents the carrying amount of loans and investments before reserves. At June 30, 2019, $129.6 million of loans to VIEs had corresponding loan loss reserves of $69.4 million.  See Note 3 — Loans and Investments for details. In addition, the maximum loss exposure as of June 30, 2019 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.42 billion at June 30, 2019.

Note 16 — Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock. In May 2019, we completed a public offering in which we sold 9,200,000 shares of our common stock (which includes the underwriter’s exercised over-allotment option of 1,200,000 shares) for $12.58 per share, and received net proceeds of $115.6 million after deducting the underwriter’s discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used a portion of the net proceeds to purchase an aggregate of 920,000 shares of our common stock from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

In December 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in January 2019 with a combination of $2.5 million of cash and 901,432 common shares.

During the six months ended June 30, 2019, we issued 210,466 shares in connection with the settlements of our 5.375% Convertible Notes.

During the six months ended June 30, 2018, we sold 952,700 shares for net proceeds of $8.1 million through an “At-The-Market” equity offering sales agreement we have with JMP Securities LLC.

As of June 30, 2019, we had $283.6 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

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

In the six months ended June 30, 2019, we redeemed 391,156 OP Units with a combination of cash totaling $1.7 million and 258,677 common shares. In addition, our Board of Directors declared a special dividend of $0.15 per common share in December 2018, which was paid to the OP Unit holders in a combination of $0.6 million of cash and 221,666 OP Units in January 2019.

At June 30, 2019, there were 20,484,094 OP Units outstanding, which represented 17.9% of the voting power of our outstanding stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Distributions. Dividends declared (on a per share basis) during the three months ended June 30, 2019 were as follows:

		Preferred Stock
Common Stock			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019 and the dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On July 31, 2019, the Board of Directors declared a cash dividend of $0.29 per share of common stock.  The dividend is payable on September 3, 2019 to common stockholders of record as of the close of business on August 15, 2019.

Preferred Stock — On July 31, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2019 through August 31, 2019 and are payable on September 3, 2019 to preferred stockholders of record on August 15, 2019.

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

During the first quarter of 2019, we issued 58,738 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.7 million and recorded $0.2 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 352,427 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.7 million and we recorded less than $0.1 million to employee compensation and benefits in our consolidated statements of income. During the first quarter of 2019, 445,765 shares of previously granted performance-based restricted stock units fully vested, which were net settled for 203,492 common shares.

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

June 30, 2019

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$28,916	$28,916	$17,167	$17,167
Net income attributable to noncontrolling interest (2)	—	6,598	—	5,557
Net income attributable to common stockholders and noncontrolling interest	$28,916	$35,514	$17,167	$22,724
Weighted average shares outstanding	89,955,923	89,955,923	65,683,057	65,683,057
Dilutive effect of OP Units (2)	—	20,486,862	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,412,925	—	1,499,921
Dilutive effect of convertible notes (4)	—	1,768,674	—	1,641,423
Weighted average shares outstanding	89,955,923	113,624,384	65,683,057	90,055,170
Net income per common share (1)	$0.32	$0.31	$0.26	$0.25

	Six Months Ended June 30,
	2019		2018
Net income attributable to common stockholders (1)	$51,566	$51,566	$43,356	$43,356
Net income attributable to noncontrolling interest (2)	—	12,066	—	14,547
Net income attributable to common stockholders and noncontrolling interest	$51,566	$63,632	$43,356	$57,903
Weighted average shares outstanding	87,567,171	87,567,171	63,773,306	63,773,306
Dilutive effect of OP Units (2)	—	20,520,461	—	21,230,769
Dilutive effect of restricted stock units (3)	—	1,394,821	—	1,381,310
Dilutive effect of convertible notes (4)	—	1,297,227	—	1,035,158
Weighted average shares outstanding	87,567,171	110,779,680	63,773,306	87,420,543
Net income per common share (1)	$0.59	$0.57	$0.68	$0.66

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

June 30, 2019

The Agency Business is operated through our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes.  In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

In the three and six months ended June 30, 2019, we recorded a tax provision of $4.4 million and $4.3 million, respectively.  In the three and six months ended June 30, 2018, we recorded a tax provision of $4.5 million and a tax benefit of $4.3 million, respectively. The tax provision recorded in the three months ended June 30, 2019 consisted of a current tax provision of $3.5 million and a deferred tax provision of $0.9 million. The tax provision recorded in the six months ended June 30, 2019 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $3.3 million. The tax provision recorded in the three months ended June 30, 2018 consisted of a current tax provision of $4.3 million and a deferred tax provision of $0.2 million. The tax benefit recorded in the six months ended June 30, 2018 consisted of a current tax provision of $8.8 million and a deferred tax benefit of $13.1 million. The deferred tax benefit recorded in the six months ended June 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement. We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services, which are included in due from related party on the consolidated balance sheets.  During the three and six months ended June 30, 2019, we incurred $0.5 million and $1.5 million, respectively, and, during the three and six months ended June 30, 2018, we incurred $0.3 million and $0.6 million, respectively, of costs for services provided to ACM.

Other Related Party Transactions. Due from related party was $17.0 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the second quarter of 2019 and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $7.2 million at June 30, 2019 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed a multifamily-focused commercial real estate investment fund referred to as AMAC III, which is sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $6.0 million was funded as of June 30, 2019) for an 18% interest in AMAC III.

In November 2018, we originated a $61.2 million bridge loan (which $17.1 million was funded as of June 30, 2019) on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. Interest income recorded from this loan totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively.

In October 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and matures in October 2020. Interest income recorded from this loan totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

In October 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively.

In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and was scheduled to mature in May 2019, which was extended to August 2019. Interest income recorded from this loan totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $0.1 million for both the three and six months ended June 30, 2018.

In April 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $7.8 million was funded as of June 30, 2019. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.1 million for both the three and six months ended June 30, 2018.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million during the first quarter of 2018.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

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

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

In 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from these loans totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2019. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converted to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from these loans totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment has a fixed interest rate of 10%. The bridge loan and the preferred equity investment matured in May 2019 and paid off in full at maturity. Interest income recorded from these loans totaled $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for the six months ended June 30, 2018.

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third-party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were scheduled to mature in October 2018. These loans both paid off in full during the third and four quarters of 2018. Interest income recorded from these loans totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that had a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for the six months ended June 30, 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third-party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its non-qualified mortgage assets. We recorded income from these investments of $2.7 million and $3.5 million in the three and six months ended June 30, 2019, respectively, and $0.7 million and $0.8 million in the three and six months ended June 30, 2018, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of June 30, 2019, our maximum exposure under this guaranty totaled $1.2 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8 — Investments in Equity Affiliates for details.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.8%. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from these loans totaled less than $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans, which we originated in June 2018, have interest rates of LIBOR plus 4.0% and mature in June 2021 (with 2 one-year extension options). During the six months ended June 30, 2019, the borrower made partial paydowns of principal totaling $109.8 million. In addition, the borrower made additional paydowns of principal totaling $140.3 million in July 2019. Interest income recorded from these loans totaled $3.5 million and $8.0 million for the three and six months ended June 30, 2019, respectively, and $1.1 million in both the three and six months ended June 30, 2018. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $0.6 million during both the three months ended June 30, 2019 and 2018, and $1.9 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2019, this debt had an aggregate outstanding balance of $442.9 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 31% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At June 30, 2019, ACM holds 4,285,694 shares of our common stock and 14,772,918 OP Units, which represents 16.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

	Three Months Ended June 30, 2019
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$76,144	$6,027	$—	$82,171
Interest expense	44,716	3,568	—	48,284
Net interest income	31,428	2,459	—	33,887
Other revenue:
Gain on sales, including fee-based services, net	—	14,211	—	14,211
Mortgage servicing rights	—	18,709	—	18,709
Servicing revenue	—	24,936	—	24,936
Amortization of MSRs	—	(12,324)	—	(12,324)
Property operating income	3,147	—	—	3,147
Other income, net	290	1,103	—	1,393
Total other revenue	3,437	46,635	—	50,072
Other expenses:
Employee compensation and benefits	6,815	22,207	—	29,022
Selling and administrative	5,328	5,153	—	10,481
Property operating expenses	2,691	—	—	2,691
Depreciation and amortization	509	1,400	—	1,909
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	368	—	368
Total other expenses	16,343	29,128	—	45,471
Income before income from equity affiliates and income taxes	18,522	19,966	—	38,488
Income from equity affiliates	3,264	—	—	3,264
Provision for income taxes	—	(4,350)	—	(4,350)
Net income	21,786	15,616	—	37,402
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	6,598	6,598
Net income attributable to common stockholders	$19,898	$15,616	$(6,598)	$28,916

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

	Six Months Ended June 30, 2019
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated

Interest income	$141,953	$11,495	$—	$153,448
Interest expense	82,973	7,176	—	90,149
Net interest income	58,980	4,319	—	63,299
Other revenue:
Gain on sales, including fee-based services, net	—	30,600	—	30,600
Mortgage servicing rights	—	32,941	—	32,941
Servicing revenue	—	50,770	—	50,770
Amortization of MSRs	—	(24,606)	—	(24,606)
Property operating income	5,950	—	—	5,950
Other income, net	627	(1,361)	—	(734)
Total other revenue	6,577	88,344	—	94,921
Other expenses:
Employee compensation and benefits	15,279	45,507	—	60,786
Selling and administrative	9,749	10,493	—	20,242
Property operating expenses	5,086	—	—	5,086
Depreciation and amortization	1,020	2,801	—	3,821
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	822	—	822
Total other expenses	32,134	59,623	—	91,757
Income before extinguishment of debt, income from equity affiliates and income taxes	33,423	33,040	—	66,463
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	5,415	—	—	5,415
Provision for income taxes	—	(4,341)	—	(4,341)
Net income	38,710	28,699	—	67,409
Preferred stock dividends	3,777	—	—	3,777
Net income attributable to noncontrolling interest	—	—	12,066	12,066
Net income attributable to common stockholders	$34,933	$28,699	$(12,066)	$51,566

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

	June 30, 2019
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$116,282	$82,635	$198,917
Restricted cash	315,195	1,260	316,455
Loans and investments, net	3,836,554	—	3,836,554
Loans held-for-sale, net	—	601,827	601,827
Capitalized mortgage servicing rights, net	—	276,648	276,648
Securities held to maturity	10,000	76,017	86,017
Investments in equity affiliates	31,159	—	31,159
Goodwill and other intangible assets	12,500	100,864	113,364
Other assets	110,205	30,584	140,789
Total assets	$4,431,895	$1,169,835	$5,601,730

Liabilities:
Debt obligations	$3,573,659	$597,164	$4,170,823
Allowance for loss-sharing obligations	—	34,417	34,417
Other liabilities	162,859	47,653	210,512
Total liabilities	$3,736,518	$679,234	$4,415,752

	December 31, 2018
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$89,457	$70,606	$160,063
Restricted cash	180,606	—	180,606
Loans and investments, net	3,200,145	—	3,200,145
Loans held-for-sale, net	—	481,664	481,664
Capitalized mortgage servicing rights, net	—	273,770	273,770
Securities held-to-maturity, net	—	76,363	76,363
Investments in equity affiliates	21,580	—	21,580
Goodwill and other intangible assets	12,500	103,665	116,165
Other assets	81,494	20,325	101,819
Total assets	$3,585,782	$1,026,393	$4,612,175

Liabilities:
Debt obligations	$2,842,688	$472,181	$3,314,869
Allowance for loss-sharing obligations	—	34,298	34,298
Other liabilities	159,413	38,029	197,442
Total liabilities	$3,002,101	$544,508	$3,546,609

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
Origination Data:	2019	2018	2019	2018
Structured Business
New loan originations	$1,014,103	$606,855	$1,430,398	$921,070
Loan payoffs / paydowns	503,130	238,026	782,601	428,641

Agency Business
Origination Volumes by Investor:
Fannie Mae	$937,977	$606,287	$1,484,863	$1,269,208
Freddie Mac	234,851	434,789	427,343	742,940
FHA	43,558	—	44,668	60,738
CMBS/Conduit	71,900	—	177,325	16,233
Total	$1,288,286	$1,041,076	$2,134,199	$2,089,119
Total loan commitment volume	$1,302,128	$1,079,478	$2,149,091	$2,123,193

Loan Sales Data:
Agency Business
Fannie Mae	$668,063	$579,851	$1,415,001	$1,308,246
Freddie Mac	176,544	409,612	400,317	688,128
FHA	6,539	28,820	32,170	68,113
CMBS/Conduit	71,900	—	177,325	16,233
Total	$923,046	$1,018,283	$2,024,813	$2,080,720
Sales margin (fee-based services as a % of loan sales)	1.54%	1.53%	1.51%	1.63%
MSR rate (MSR income as a % of loan commitments)	1.44%	1.66%	1.53%	1.77%

	June 30, 2019
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$14,122,916	49.5	7.8
Freddie Mac	4,657,097	30.1	10.9
FHA	684,527	15.3	19.1
Total	$19,464,540	43.6	9.0

	December 31, 2018
Fannie Mae	$13,562,667	51.3	7.4
Freddie Mac	4,394,287	30.8	10.8
FHA	644,687	15.5	19.6
Total	$18,601,641	45.2	8.6

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

Significant Developments During the Second Quarter of 2019

Capital Markets Activity. In May 2019, we completed a public offering and sold 9,200,000 shares of our common stock for $12.58 per share, receiving net proceeds of $115.6 million. See Note 16 — Equity for details.

Financing Activity.

•                  In June 2019, we closed our eleventh collateralized securitization vehicle (CLO XI) totaling $650.0 million of real estate related assets and cash, of which $533.0 million of investment grade notes were issued to third party investors and $69.1 million of below investment-grade notes and a $47.9 million equity interest in the portfolio were retained by us;

•                  We completed the unwind of CLO VI, redeeming $250.3 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO XI), as well as with cash held by CLO VI, and expensed $1.2 million of deferred financing fees into interest expense; and

•                  We increased the capacity of our Structured financing facilities by over $375.0 million, including $300.0 million in increases to existing facilities and new facilities with capacity in excess of $75.0 million.

Agency Business Activity.

•                  Loan originations and sales totaled $1.29 billion and $923.0 million, respectively; and

•                  Our fee-based servicing portfolio grew 3% to $19.46 billion from $18.88 billion at March 31, 2019.

Structured Business Activity.  Our Structured loan and investment portfolio grew 15% to $3.93 billion on loan originations totaling $1.01 billion, offset by loan runoff of $503.1 million.

Dividend. We raised our quarterly dividend to $0.29 per share, which represents a 4% increase from the dividend declared in the first quarter of 2019.

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

Although the Federal Reserve has been gradually increasing the federal funds rate since 2015, they have not raised rates during the first half of 2019. To date, we have not been significantly impacted by these increases and do not anticipate a significant decline in origination volume or profitability as interest rates remain at relatively low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency’s (“FHFA”) GSE 2019 Scorecard (“2019 Scorecard”) established Fannie Mae’s and Freddie Mac’s loan origination caps (“2019 Caps”) at $35.0 billion each for the multifamily finance market, mirroring the 2018 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2019 Caps. The 2019 Scorecard continues to provide FHFA the flexibility to review the estimated size of the multifamily loan origination market quarterly and proactively adjust the 2019 Caps accordingly, however, the FHFA will not reduce the 2019 Caps in the event that the multifamily market is smaller than anticipated. The 2019 Scorecard also continues to provide exclusions for loans to properties in underserved markets and for loans to finance certain energy or water efficiency improvements, however, to qualify for this exclusion, multifamily loans that finance energy or water efficiency improvements must now project a minimum 30% reduction in whole property energy and water consumption and a minimum of 15% of the reduction must be in energy consumption. FHFA is also adding a data collection requirement for all excluded Green Rewards and Green Up/Green Up Plus loans, which requires engagement of a third-party data collection firm prior to closing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations would negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2019 to December 31, 2018:

Restricted cash increased $135.8 million, primarily due to payoffs on our CLO loans in excess of loans transferred into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our Structured loan and investment portfolio balance was $3.93 billion and $3.28 billion at June 30, 2019 and December 31, 2018, respectively.  This increase was primarily due to loan originations exceeding payoffs and other reductions by $647.8 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.64% and 7.02% at June 30, 2019 and December 31, 2018, respectively.  Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.34% and 7.66% at June 30, 2019 and December 31, 2018, respectively.  Advances on our financing facilities totaled $3.62 billion and $2.89 billion at June 30, 2019 and December 31, 2018, respectively, with a weighted average funding cost of 4.45% and 4.66%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 4.96% and 5.24% at June 30, 2019 and December 31, 2018, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Loans originated	$1,014,103	$1,430,398
Number of loans	47	75
Weighted average interest rate	6.54%	6.92%

Loan paid-off / paid-down	$503,130	$782,601
Number of loans	43	69
Weighted average interest rate	7.60%	7.50%

Loans extended	$212,895	$328,490
Number of loans	12	23

Loans held-for-sale from the Agency Business increased $120.2 million, primarily related to loan originations exceeding loan sales during the six months ended June 30, 2019 as noted in the following table (in thousands). These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$937,977	$668,063	$1,484,863	$1,415,001
Freddie Mac	234,851	176,544	427,343	400,317
FHA	43,558	6,539	44,668	32,170
CMBS/Conduit	71,900	71,900	177,325	177,325
Total	$1,288,286	$923,046	$2,134,199	$2,024,813

Securities held-to-maturity increased $9.7 million due to the purchase of SFR bonds.

Investments in equity affiliates increased $9.6 million, primarily due to a $6.0 million investment in AMAC III, a multifamily-focused commercial real estate investment fund, and income from our investment in a residential mortgage banking business of $3.5 million. See Note 8 — Investments in Equity Affiliates for details.

Due from related party increased $15.7 million, primarily due to funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions closing at the end of the second quarter of 2019. These amounts were remitted to us in early July 2019.

Other assets increased $24.3 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease ROU asset. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

Liabilities — Comparison of balances at June 30, 2019 to December 31, 2018:

Credit facilities and repurchase agreements increased $486.1 million, primarily due to funding of new structured loan activity and the financing of securities, along with an increase in financings on our loans held-for-sale as a result of loan originations exceeding loan sales in the first half of 2019.

Collateralized loan obligations increased $281.9 million, primarily due to the issuance of a new CLO, where we issued $533.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $250.3 million.

Senior unsecured notes increased $88.5 million due to our issuance of $90.0 million of our 5.75% Notes.

Due to borrowers increased $13.6 million, primarily due to an increase in funds held on loan originations.

Other liabilities decreased $7.8 million, primarily due to the payment of the special dividend declared in 2018 and incentive compensation related to 2018 performance during the first half of 2019, partially offset by the adoption of ASU 2016-02, which required us to record an operating lease liability.

Equity

We completed a public offering where we sold 9,200,000 shares of our common stock for $12.58 per share, and received net proceeds of $115.6 million. We used a portion of the net proceeds from this offering to purchase an aggregate of 920,000 shares of our common stock from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

Distributions — Dividends declared (on a per share basis) for the six months ended June 30, 2019 were as follows:

Common Stock	Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019 and the dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On July 31, 2019, the Board of Directors declared a cash dividend of $0.29 per share of common stock.  The dividend is payable on September 3, 2019 to common stockholders of record as of the close of business on August 15, 2019.

Preferred Stock — On July 31, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2019 through August 31, 2019 and are payable on September 3, 2019 to preferred stockholders of record on August 15, 2019.

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

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2019
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$14,122,916	2,286	3.1	8.3	93%	7%	4.66%	9.25%	0.22%
Freddie Mac	4,657,097	1,490	1.9	12.7	96%	4%	4.28%	6.18%	0.34%
FHA	684,527	91	3.3	32.3	100%	0%	3.71%	3.96%	0.00%
Total	$19,464,540	3,867	2.8	10.2	94%	6%	4.53%	8.33%	0.24%

	December 31, 2018
Fannie Mae	$13,562,667	2,232	3.1	8.2	91%	9%	4.70%	13.33%	0.26%
Freddie Mac	4,394,287	1,415	1.6	12.8	96%	4%	4.24%	7.54%	0.00%
FHA	644,687	91	3.1	32.3	100%	0%	3.68%	1.15%	0.00%
Total	$18,601,641	3,738	2.7	10.1	92%	8%	4.56%	11.54%	0.19%

(1)         Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.

(2)         Delinquent loans reflect loans that are contractually 60 days or more past due. As of June 30, 2019 and December 31, 2018, delinquent loans totaled $47.3 million and $35.6 million, respectively, of which $29.9 million and $35.6 million, respectively, were in the foreclosure process. For the periods presented, no loans collateralizing our servicing portfolio are currently in bankruptcy.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2019	2018	Amount	Percent

Interest income	$82,171	$59,295	$22,876	39%
Interest expense	48,284	37,884	10,400	27%
Net interest income	33,887	21,411	12,476	58%
Other revenue:
Gain on sales, including fee-based services, net	14,211	15,622	(1,411)	(9)%
Mortgage servicing rights	18,709	17,936	773	4%
Servicing revenue, net	12,612	10,871	1,741	16%
Property operating income	3,147	2,964	183	6%
Other income, net	1,393	(470)	1,863	nm
Total other revenue	50,072	46,923	3,149	7%
Other expenses:
Employee compensation and benefits	29,022	26,815	2,207	8%
Selling and administrative	10,481	8,873	1,608	18%
Property operating expenses	2,691	2,856	(165)	(6)%
Depreciation and amortization	1,909	1,845	64	3%
Impairment loss on real estate owned	1,000	2,000	(1,000)	(50)%
Provision for loss sharing (net of recoveries)	368	348	20	6%
Provision for loan losses (net of recoveries)	—	(2,127)	2,127	nm
Total other expenses	45,471	40,610	4,861	12%
Income before income from equity affiliates and income taxes	38,488	27,724	10,764	39%
Income from equity affiliates	3,264	1,387	1,877	135%
Provision for income taxes	(4,350)	(4,499)	149	(3)%
Net income	37,402	24,612	12,790	52%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	6,598	5,557	1,041	19%
Net income attributable to common stockholders	$28,916	$17,167	$11,749	68%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,242,179	$63,794	7.89%	$2,641,796	$46,754	7.10%
Preferred equity investments	181,584	5,121	11.31%	190,228	2,592	9.12%
Mezzanine / junior participation loans	174,447	5,268	12.11%	79,093	4,326	13.15%
Other	24,332	226	3.73%	—	—	—
Core interest-earning assets	3,622,542	74,409	8.24%	2,911,117	53,672	7.40%
Cash equivalents	436,813	1,735	1.59%	220,153	505	0.92%
Total interest-earning assets	$4,059,355	$76,144	7.52%	$3,131,270	$54,177	6.94%

Structured Business interest-bearing liabilities:

CLO	$1,723,310	$20,993	4.89%	$1,458,875	$17,307	4.76%
Warehouse lines	923,768	11,877	5.16%	481,010	5,485	4.57%
Unsecured debt	480,822	8,212	6.85%	378,950	8,637	9.14%
Trust preferred	154,336	2,160	5.61%	154,379	1,978	5.14%
Debt fund	70,000	1,474	8.45%	68,208	1,205	7.09%
Total interest-bearing liabilities	$3,352,236	44,716	5.35%	$2,541,422	34,612	5.46%
Net interest income		$31,428			$19,565

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $22.0 million, or 41%, from our Structured Business. The increase was primarily due to a 24% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and an 11% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate and acceleration fees from early runoff, in addition to default interest and fees on a loan that paid off during the second quarter of 2019.

The increase in interest expense is primarily due to an increase of $10.1 million, or 29%, from our Structured Business. The increase was primarily due to a 32% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional CLO and unsecured debt.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 9% decrease in loan sales volume.

The increase in income from MSRs was primarily due to a $222.6 million, or 21%, increase in loan commitment volume, as a result of an increase in Agency loan originations, partially offset by a 13% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.66% to 1.44%. The decrease in the MSR rate was primarily due to an increase in CMBS volume which we do not service, as well as a portfolio of larger loans with lower servicing fees.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in average escrow balances and the average LIBOR rate. Our servicing portfolio increased 14% from $17.11 billion at June 30, 2018 to $19.46 billion at June 30, 2019.  Our servicing revenue, net in both the three months ended June 30, 2019 and 2018, included $12.3 million and $11.9 million, respectively, of amortization expense.

Other Income, Net

The increase in other income, net was due to changes in the fair value of rate lock commitments in our Agency Business. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase of $2.1 million, or 11%, from our Agency Business. The increase was primarily due to increases in accrued compensation and headcount associated with portfolio growth.

The increase in selling and administrative expenses was primarily due to an increase of $1.8 million, or 52%, in our Structured Business, mainly from higher professional fees.

Impairment loss on real estate owned was $1.0 million and $2.0 million in the second quarter of 2019 and 2018. During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 — Real Estate Owned for details.

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

Income from Equity Affiliates

Income from equity affiliates in the second quarter of 2019 and 2018 was comprised primarily of income from our investment in a residential mortgage banking business of $2.7 million and $0.7 million, respectively, and distributions from an equity investment totaling $0.6 million for both periods and. See Note 8 — Investments in Equity Affiliates for details.

Provision for Income Taxes

In the three months ended June 30, 2019 and 2018, we recorded a tax provision of $4.4 million and $4.5 million, respectively. The tax provision recorded in the three months ended June 30, 2019 consisted of a current tax provision of $3.5 million and a deferred tax provision of $0.9 million. The tax provision in the three months ended June 30, 2018 consisted of a current tax provision of $4.3 million and a deferred tax provision of $0.2 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,484,094 OP Units and 21,230,769 OP Units outstanding as of June 30, 2019 and 2018, respectively, which represented 17.9% and 23.6% of our outstanding stock at June 30, 2019 and 2018, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2019	2018	Amount	Percent

Interest income	$153,448	$110,908	$42,540	38%
Interest expense	90,149	71,271	18,878	26%
Net interest income	63,299	39,637	23,662	60%
Other revenue:
Gain on sales, including fee-based services, net	30,600	33,815	(3,215)	(10)%
Mortgage servicing rights	32,941	37,571	(4,630)	(12)%
Servicing revenue, net	26,164	20,418	5,746	28%
Property operating income	5,950	5,874	76	1%
Other income, net	(734)	2,408	(3,142)	nm
Total other revenue	94,921	100,086	(5,165)	(5)%
Other expenses:
Employee compensation and benefits	60,786	56,309	4,477	8%
Selling and administrative	20,242	17,789	2,453	14%
Property operating expenses	5,086	5,652	(566)	(10)%
Depreciation and amortization	3,821	3,691	130	4%
Impairment loss on real estate owned	1,000	2,000	(1,000)	(50)%
Provision for loss sharing (net of recoveries)	822	821	1	0%
Provision for loan losses (net of recoveries)	—	(1,802)	1,802	nm
Total other expenses	91,757	84,460	7,297	9%
Income before extinguishment of debt, income from equity affiliates and income taxes	66,463	55,263	11,200	20%
Loss on extinguishment of debt	(128)	—	(128)	nm
Income from equity affiliates	5,415	2,132	3,283	154%
(Provision for) benefit from income taxes	(4,341)	4,285	(8,626)	nm
Net income	67,409	61,680	5,729	9%
Preferred stock dividends	3,777	3,777	—	—
Net income attributable to noncontrolling interest	12,066	14,547	(2,481)	(17)%
Net income attributable to common stockholders	$51,566	$43,356	$8,210	19%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,135,639	$119,541	7.69%	$2,544,754	$87,739	6.95%
Preferred equity investments	181,611	10,169	11.29%	170,083	7,625	9.04%
Mezzanine / junior participation loans	153,110	9,098	11.98%	82,442	5,156	12.61%
Other	12,234	226	3.73%	—	—	—
Core interest-earning assets	3,482,594	139,034	8.05%	2,797,279	100,520	7.25%
Cash equivalents	355,817	2,919	1.65%	210,374	893	0.86%
Total interest-earning assets	$3,838,411	$141,953	7.46%	$3,007,653	$101,413	6.80%

Structured Business interest-bearing liabilities:

CLO	$1,666,731	$39,464	4.77%	$1,441,318	$31,518	4.41%
Warehouse lines	823,886	21,056	5.15%	389,595	9,139	4.73%
Unsecured debt	441,727	15,329	7.00%	367,524	18,135	9.95%
Trust preferred	154,336	4,303	5.62%	154,379	3,728	4.87%
Debt fund	70,000	2,821	8.13%	68,162	2,297	6.80%
Total interest-bearing liabilities	$3,156,680	82,973	5.30%	$2,420,978	64,817	5.40%
Net interest income		$58,980			$36,596

(1)   Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)   Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $40.5 million, or 40%, from our Structured Business. The increase was primarily due to a 24% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and an 11% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate and acceleration fees from early runoff, in addition to default interest and fees on a loan that paid off during the second quarter of 2019.

The increase in interest expense is primarily due to an increase of $18.2 million, or 28%, from our Structured Business. The increase was primarily due to a 30% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional CLO and unsecured debt.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 7% decrease in sales margin (gain on sales, including fee-based services, net as a percentage of loan sales volume) from 1.63% to 1.51% and a $55.9 million decrease in loan sales volume. The decrease in sales margin was primarily due to the product mix of loan sales.

The decrease in income from MSRs was primarily due to a 13% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.77% to 1.53%, primarily due to an increase in CMBS volume which we do not service and a portfolio of larger loans with lower servicing fees.

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in average escrow balances and the average LIBOR rate. Our servicing portfolio increased 14% from $17.11 billion at June 30, 2018 to $19.46 billion at June 30, 2019.  Our servicing revenue, net in both the six months ended June 30, 2019 and 2018, included $24.6 million and $23.8 million, respectively, of amortization expense.

Other Income, Net

The decrease in other income, net was due to changes in the fair value of rate lock commitments in our Agency Business. See Note 13 — Fair Value for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $3.5 million from our Agency Business and $0.9 million from our Structured Business. The increase in both businesses is primarily due to increases in accrued compensation and headcount associated with each business’s portfolio growth.

The increase in selling and administrative expenses was primarily due to an increase of $2.7 million, or 39%, in our Structured Business, mainly from higher professional fees.

Impairment loss on real estate owned was $1.0 million and $2.0 million in the six months ended June 30, 2019 and 2018, respectively.  During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 — Real Estate Owned for details.

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

Income from Equity Affiliates

Income from equity affiliates in the first half of 2019 and 2018 was comprised primarily of income from our investment in a residential mortgage banking business of $3.5 million and $0.8 million, respectively, and distributions from an equity investment totaling $1.9 million and $1.2 million, respectively. See Note 8 — Investments in Equity Affiliates for details.

(Provision for) Benefit from Income Taxes

In the six months ended June 30, 2019 and 2018, we recorded a tax provision of $4.3 million and a tax benefit of $4.3 million, respectively. The tax provision recorded in the six months ended June 30, 2019 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $3.3 million. The tax benefit in the six months ended June 30, 2018 consisted of a deferred tax benefit of $13.1 million and a current tax provision of $8.8 million. The deferred tax benefit in the six months ended June 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,484,094 OP Units and 21,230,769 OP Units outstanding as of June 30, 2019 and 2018, respectively, which represented 17.9% and 23.6% of our outstanding stock at June 30, 2019 and 2018, respectively.

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

Cash Flows. Cash flows used in operating activities totaled $77.7 million during the six months ended June 30, 2019 and consisted primarily of net cash outflows of $124.4 million as a result of loan originations exceeding loan sales in our Agency Business and a $15.7 million period-over-period increase in due from related parties due to funds from payoffs to be remitted by our affiliated servicing operations, partially offset by net income of $67.4 million.

Cash flows used in investing activities totaled $628.4 million during the six months ended June 30, 2019.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.40 billion, net of payoffs and paydowns of $796.7 million, resulted in net cash outflows of $602.2 million. Cash outflows also included $10.0 million to purchase SFR bonds and a $6.0 million investment in a new equity investment.

Cash flows provided by financing activities totaled $880.8 million during the six months ended June 30, 2019, and consisted primarily of net cash inflows of $486.3 million from debt facility activities (funded loan originations were greater than facility paydowns), net proceeds of $282.8 million from CLO activity, $104.2 million of net proceeds from the issuances of common stock and $90.0 million of proceeds received from the issuance of senior unsecured notes. These cash inflows were partially offset by $64.8 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of June 30, 2019. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $49.0 million and $1.3 million of cash collateral. See Note 14 — Commitments and Contingencies for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	June 30, 2019
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$1,604,896	$1,027,171	$577,725	2019 - 2022
Collateralized loan obligations (2)	1,892,274	1,892,274	—	2019 - 2024
Debt Fund (2)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	215,000	215,000	—	2023 - 2024
Convertible senior unsecured notes	265,817	265,817	—	2019 - 2021
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	4,202,323	3,624,598	577,725

Agency Business
Credit facilities (3)	1,650,000	597,286	1,052,714	2019 - 2020

Consolidated total	$5,852,323	$4,221,884	$1,630,439

(1)         Excludes the impact of deferred financing costs.

(2)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2019.

(3)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10 — Debt Obligations.

Contractual Obligations. During the six months ended June 30, 2019, the following significant changes were made to our contractual obligations disclosed in our 2018 Annual Report; (1) closed CLO XI issuing $533.0 million of investment grade notes to third party investors; (2) unwound CLO VI redeeming $250.3 million of outstanding notes; (3) issued $90.0 million of our 5.75% Notes; and (4) closed new and modified existing credit facilities.

See Note 10 — Debt Obligations for details and refer to Note 14 — Commitments and Contingencies for a description of our debt maturities by year and unfunded commitments as of June 30, 2019.

Off-Balance Sheet Arrangements. At June 30, 2019, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 — Derivative Financial Instruments for details.

Critical Accounting Policies

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2018 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2019, there were no material changes to these policies, except for the lease policy established in connection with the adoption of ASU 2016-02, Leases (Topic 842), See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, changes in fair value of certain derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred taxes and amortization of convertible senior notes conversion options. We also add back one-time charges such as acquisition costs and impairment losses on real estate and gains on sales of real estate. We are generally not in the business of operating real estate property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure. Therefore, we deem such impairment and gains on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income attributable to common stockholders	$28,916	$17,167	$51,566	$43,356
Adjustments:
Net income attributable to noncontrolling interest	6,598	5,557	12,066	14,547
Impairment loss on real estate owned	1,000	2,000	1,000	2,000
Depreciation - real estate owned	176	178	350	356
Depreciation - investments in equity affiliates	128	125	252	250
Funds from operations (1)	$36,818	$25,027	$65,234	$60,509
Adjustments:
Income from mortgage servicing rights	(18,709)	(17,936)	(32,941)	(37,571)
Impairment loss on real estate owned	(1,000)	(2,000)	(1,000)	(2,000)
Deferred tax provision (benefit)	918	185	(3,250)	(13,135)
Amortization and write-offs of MSRs	16,914	17,203	33,654	33,879
Depreciation and amortization	2,549	2,255	5,113	4,511
Net (gain) loss on changes in fair value of derivatives	(1,103)	587	1,362	(2,057)
Stock-based compensation	1,502	1,100	5,258	3,645
Adjusted funds from operations (1)	$37,889	$26,421	$73,430	$47,781

Diluted FFO per share (1)	$0.32	$0.28	$0.59	$0.69
Diluted AFFO per share (1)	$0.33	$0.29	$0.66	$0.55
Diluted weighted average shares outstanding (1)	113,624,384	90,055,170	110,779,680	87,420,543

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR (in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease

Interest income from loans and investments	$3,923,209	$7,464	$(4,996)	$15,941	$(9,212)
Interest expense from debt obligations	(3,624,598)	7,854	(7,854)	15,708	(15,708)
Total net interest income		$(390)	$2,858	$233	$6,496

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to rising interest rates inherent in our SFR loan portfolio from the time the loans are originated until the time they can be financed with match term fixed rate debt. A 100 basis point increase to the five-year and ten-year swap rates would have reduced our loss recorded in the three and six months ended June 30, 2019 by $0.8 million, while a 100 basis point decrease in the rates would have increased our loss by $0.8 million.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $10.4 million as of June 30, 2019, while a 100 basis point decrease would increase the fair value by $11.0 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2019.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2019, filed on August 2, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: August 2, 2019	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: August 2, 2019	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer