Form 10-Q
period 2019-09-30
ARBOR REALTY TRUST INC
filed 2019-11-01
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 97,752,459 outstanding as of October 25, 2019.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets:
Cash and cash equivalents	$135,285	$160,063
Restricted cash	190,046	180,606
Loans and investments, net	3,874,069	3,200,145
Loans held-for-sale, net	537,826	481,664
Capitalized mortgage servicing rights, net	283,688	273,770
Securities held-to-maturity, net	95,181	76,363
Investments in equity affiliates	36,698	21,580
Real estate owned, net	13,129	14,446
Due from related party	5,011	1,287
Goodwill and other intangible assets	112,026	116,165
Other assets	112,675	86,086
Total assets	$5,395,634	$4,612,175

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,385,764	$1,135,627
Collateralized loan obligations	1,876,900	1,593,548
Debt fund	68,528	68,183
Senior unsecured notes	211,188	122,484
Convertible senior unsecured notes, net	255,106	254,768
Junior subordinated notes to subsidiary trust issuing preferred securities	140,767	140,259
Due to related party	3,170	—
Due to borrowers	82,451	78,662
Allowance for loss-sharing obligations	35,525	34,298
Other liabilities	137,839	118,780
Total liabilities	4,197,238	3,546,609

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,484,094 and 20,653,584 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,501	89,502
Common stock, $0.01 par value: 500,000,000 shares authorized; 94,774,590 and 83,987,707 shares issued and outstanding, respectively	948	840
Additional paid-in capital	1,003,355	879,029
Accumulated deficit	(65,790)	(74,133)
Total Arbor Realty Trust, Inc. stockholders’ equity	1,028,014	895,238
Noncontrolling interest	170,382	170,328
Total equity	1,198,396	1,065,566
Total liabilities and equity	$5,395,634	$4,612,175

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of September 30, 2019 and December 31, 2018, assets of our consolidated VIEs totaled $2,527,053 and $2,198,096, respectively, and the liabilities of our consolidated VIEs totaled $1,950,970 and $1,665,139, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$80,509	$67,500	$233,957	$178,408
Interest expense	48,064	39,548	138,213	110,819
Net interest income	32,445	27,952	95,744	67,589
Other revenue:
Gain on sales, including fee-based services, net	21,298	17,451	51,897	51,266
Mortgage servicing rights	29,911	25,216	62,852	62,787
Servicing revenue, net	13,790	14,244	39,954	34,662
Property operating income	2,237	2,651	8,187	8,525
Other income, net	(4,678)	(3,982)	(5,412)	(1,574)
Total other revenue	62,558	55,580	157,478	155,666
Other expenses:
Employee compensation and benefits	32,861	27,775	93,647	84,084
Selling and administrative	10,882	9,994	31,122	27,783
Property operating expenses	2,563	2,437	7,649	8,089
Depreciation and amortization	1,841	1,848	5,663	5,539
Impairment loss on real estate owned	—	—	1,000	2,000
Provision for loss sharing (net of recoveries)	735	2,019	1,557	2,840
Provision for loan losses (net of recoveries)	—	836	—	(967)
Litigation settlement gain	—	(10,170)	—	(10,170)
Total other expenses	48,882	34,739	140,638	119,198
Income before extinguishment of debt, income from equity affiliates and income taxes	46,121	48,793	112,584	104,057
Loss on extinguishment of debt	—	(4,960)	(128)	(4,960)
Income (loss) from equity affiliates	3,718	(1,028)	9,133	1,104
Provision for income taxes	(6,623)	(5,381)	(10,963)	(1,096)
Net income	43,216	37,424	110,626	99,105
Preferred stock dividends	1,888	1,888	5,665	5,665
Net income attributable to noncontrolling interest	7,363	7,799	19,429	22,347
Net income attributable to common stockholders	$33,965	$27,737	$85,532	$71,093

Basic earnings per common share	$0.36	$0.37	$0.95	$1.05
Diluted earnings per common share	$0.35	$0.36	$0.93	$1.03

Weighted average shares outstanding:
Basic	94,486,839	74,802,582	89,899,074	67,490,132
Diluted	117,468,044	98,435,964	113,033,968	91,133,607

Dividends declared per common share	$0.29	$0.25	$0.84	$0.71

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$43,216	$37,424	$110,626	$99,105
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit	—	—	—	(176)
Comprehensive income	43,216	37,424	110,626	98,929
Less:
Comprehensive income attributable to noncontrolling interest	7,363	7,799	19,429	22,303
Preferred stock dividends	1,888	1,888	5,665	5,665
Comprehensive income attributable to common stockholders	$33,965	$27,737	$85,532	$70,961

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended September 30, 2019

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — June 30, 2019	24,195,594	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978
Issuance of common stock			187,000	2	2,292		2,294		2,294
Net settlement on vesting of restricted stock			(12,117)		(146)		(146)		(146)
Issuance of common stock from convertible debt			3,563				—		—
Stock-based compensation			370,577	4	2,312		2,316		2,316
Distributions - common stock						(27,431)	(27,431)		(27,431)
Distributions - preferred stock						(1,888)	(1,888)		(1,888)
Distributions - preferred stock of private REIT						(3)	(3)		(3)
Distributions - noncontrolling interest							—	(5,940)	(5,940)
Net income						35,853	35,853	7,363	43,216
Balance — September 30, 2019	24,195,594	$89,501	94,774,590	$948	$1,003,355	$(65,790)	$1,028,014	$170,382	$1,198,396

Nine Months Ended September 30, 2019

Balance — December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$895,238	$170,328	$1,065,566
Issuance of common stock			9,387,000	93	117,786		117,879		117,879
Repurchase of common stock			(920,000)	(9)	(11,565)		(11,574)		(11,574)
Issuance of common stock upon vesting of restricted stock units			203,492	2	(2,904)		(2,902)		(2,902)
Net settlement on vesting of restricted stock			(58,070)		(731)		(731)		(731)
Issuance of common stock from convertible debt			214,029	2	2,505		2,507		2,507
Extinguishment of convertible senior unsecured notes					(1,337)		(1,337)		(1,337)
Stock-based compensation			818,443	8	7,566		7,574		7,574
Forfeiture of unvested restricted stock			(18,120)		—		—		—
Issuance of common stock from special dividend			901,432	9	10,070		10,079		10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2					2	2,476	2,478
Distributions - common stock						(77,178)	(77,178)		(77,178)
Distributions - preferred stock						(5,665)	(5,665)		(5,665)
Distributions - preferred stock of private REIT						(11)	(11)		(11)
Distributions - noncontrolling interest							—	(17,242)	(17,242)
Redemption of operating partnership units	(391,156)	(3)	258,677	3	2,936		2,936	(4,609)	(1,673)
Net income						91,197	91,197	19,429	110,626
Balance — September 30, 2019	24,195,594	$89,501	94,774,590	$948	$1,003,355	$(65,790)	$1,028,014	$170,382	$1,198,396

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended September 30, 2018

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — June 30, 2018	24,942,269	$89,508	68,570,617	$686	$766,933	$(87,128)	$—	$769,999	$173,513	$943,512
Issuance of common stock from debt exchange			6,820,196	68	74,322			74,390		74,390
Extinguishment of convertible senior unsecured notes					(66,518)			(66,518)		(66,518)
Issuance of convertible senior unsecured notes, net					9,436			9,436		9,436
Stock-based compensation			294,985	3	1,191			1,194		1,194
Forfeiture of unvested restricted stock			(834)					—		—
Distributions - common stock						(18,921)		(18,921)		(18,921)
Distributions - preferred stock						(1,888)		(1,888)		(1,888)
Distributions - preferred stock of private REIT						(4)		(4)		(4)
Distributions - noncontrolling interest								—	(5,308)	(5,308)
Redemption of operating partnership units								—	(6,845)	(6,845)
Net income						29,625		29,625	7,799	37,424
Balance — September 30, 2018	24,942,269	$89,508	75,684,964	$757	$785,364	$(78,316)	$—	$797,313	$169,159	$966,472

Nine Months Ended September 30, 2018

Balance — December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock from debt exchange			6,820,196	68	74,322			74,390		74,390
Extinguishment of convertible senior unsecured notes					(66,518)			(66,518)		(66,518)
Issuance of convertible senior unsecured notes, net					9,436			9,436		9,436
Issuance of common stock, net			6,452,700	65	55,843			55,908		55,908
Stock-based compensation			691,015	7	4,831			4,838		4,838
Forfeiture of unvested restricted stock			(2,334)					—		—
Distributions - common stock						(47,648)		(47,648)		(47,648)
Distributions - preferred stock						(5,665)		(5,665)		(5,665)
Distributions - preferred stock of private REIT						(11)		(11)		(11)
Distributions - noncontrolling interest								—	(15,074)	(15,074)
Redemption of operating partnership units								—	(6,845)	(6,845)
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Net income						76,758		76,758	22,347	99,105
Balance — September 30, 2018	24,942,269	$89,508	75,684,964	$757	$785,364	$(78,316)	$—	$797,313	$169,159	$966,472

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$110,626	$99,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,663	5,539
Stock-based compensation	7,574	4,838
Amortization and accretion of interest and fees, net	3,113	8,758
Amortization of capitalized mortgage servicing rights	36,731	35,639
Originations of loans held-for-sale	(3,358,750)	(3,455,237)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,301,918	3,254,490
Payoffs and paydowns of loans held-for-sale	75	30
Mortgage servicing rights	(62,852)	(62,787)
Write-off of capitalized mortgage servicing rights from payoffs	15,827	17,228
Impairment loss on real estate owned	1,000	2,000
Provision for loan losses (net of recoveries)	—	(967)
Provision for loss sharing (net of recoveries)	1,557	2,840
(Charge-offs) recoveries for loss-sharing obligations, net	(330)	54
Deferred tax benefit	(1,026)	(14,454)
Income from equity affiliates	(9,133)	(1,104)
Loss on extinguishment of debt	128	4,960
Changes in operating assets and liabilities	5,030	(96,468)
Net cash provided by (used in) operating activities	57,151	(195,536)

Investing Activities:
Loans and investments funded and originated, net	(1,895,092)	(1,163,908)
Payoffs and paydowns of loans and investments	1,243,791	688,032
Deferred fees	16,806	8,556
Investments in real estate, net	(207)	(309)
Contributions to equity affiliates	(9,140)	(2,480)
Distributions from equity affiliates	—	3,110
Purchase of securities held-to-maturity, net	(20,000)	(21,637)
Payoffs and paydowns of securities held-to-maturity	4,590	1,223
Proceeds from insurance settlements, net	—	493
Due to borrowers and reserves	(23,276)	(63,296)
Net cash used in investing activities	(682,528)	(550,216)

Financing activities:
Proceeds from repurchase agreements and credit facilities	6,866,169	6,376,333
Payoffs and paydowns of repurchase agreements and credit facilities	(6,616,055)	(5,734,858)
Payoffs and paydowns of collateralized loan obligations	(250,250)	(267,750)
Settlements of convertible senior unsecured notes	(3,149)	—
Exchange of convertible senior unsecured notes	—	(219,922)
Payoffs of senior unsecured notes	—	(97,860)
Payoff of related party financing	—	(50,000)
Proceeds from issuance of collateralized loan obligations	533,000	441,000
Proceeds from issuance of senior unsecured notes	90,000	125,000
Proceeds from issuance of convertible senior unsecured notes	—	264,500
Redemption of operating partnership units	(1,673)	(6,845)
Payments of withholding taxes on net settlement of vested stock	(3,634)	—
Proceeds from issuance of common stock	117,879	55,908
Distribution for the repurchase of common stock	(11,574)	—
Distributions paid on common stock	(77,178)	(47,648)
Distributions paid on noncontrolling interest	(17,242)	(15,074)
Distributions paid on preferred stock	(5,665)	(5,665)
Distributions paid on preferred stock of private REIT	(11)	(11)
Payment of deferred financing costs	(10,578)	(19,794)
Net cash provided by financing activities	610,039	797,314
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,338)	51,562
Cash, cash equivalents and restricted cash at beginning of period	340,669	243,772
Cash, cash equivalents and restricted cash at end of period	$325,331	$295,334

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$160,063	$104,374
Restricted cash at beginning of period	180,606	139,398
Cash, cash equivalents and restricted cash at beginning of period	$340,669	$243,772

Cash and cash equivalents at end of period	$135,285	$92,598
Restricted cash at end of period	190,046	202,736
Cash, cash equivalents and restricted cash at end of period	$325,331	$295,334

Supplemental cash flow information:
Cash used to pay interest	$121,972	$82,140
Cash used to pay taxes	$15,686	$16,551

Supplemental schedule of non-cash investing and financing activities:
Special dividend - common stock issued	$10,079	$—
Redemption of operating partnership units for common stock	$2,939	$—
Issuance of common stock from convertible debt	$2,507	$—
Special dividend - special voting preferred stock and operating partnership units issued	$2,478	$—
Settlements of convertible senior unsecured notes	$1,337	$—
Fair value of conversion feature of convertible senior unsecured notes	$1,175	$9,750
Distributions accrued on 8.25% Series A preferred stock	$267	$267
Distributions accrued on 7.75% Series B preferred stock	$203	$203
Distributions accrued on 8.50% Series C preferred stock	$159	$159
Issuance of common stock from debt exchange	$—	$74,322
Extinguishment of convertible senior unsecured notes	$—	$(66,518)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business (“Structured Business”) and our Agency Loan Origination and Servicing Business (“Agency Business”).

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally.  Through our Agency Business, we also originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs and in the third quarter of 2019, we began to originate and service long-term permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans. We intend to pool and securitize the Private Label loans and sell the securities in securitizations to third-parties.

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which is part of our TRS consolidated group (the “TRS Consolidated Group”) and is subject to U.S. federal, state and local income taxes. See Note 17 for details.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2018 Annual Report.

Principles of Consolidation

These consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary.  Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 15. All significant intercompany transactions and balances have been eliminated in consolidation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

ASU 2016-02, Leases (Topic 842) requires lessees to record most leases on their balance sheet through operating and finance lease liabilities and corresponding ROU assets, as well as adding additional footnote disclosures of key information about those arrangements. ASU 2018-11, Leases (Topic 842) - Targeted Improvements provides transition relief on comparative period reporting through a cumulative-effect adjustment at the beginning of the period of adoption (“Effective Date Method”).

First quarter of 2019

We adopted this guidance using the Effective Date Method and elected the group of optional practical expedients, therefore, comparative reporting periods have not been adjusted and are reported under the previous accounting guidance. Upon adoption, we recorded an operating lease ROU asset and corresponding lease liability of $20.1 million, which are included as other assets and other liabilities in our consolidated balance sheets. We also added the required footnote disclosures in Note 14.

ASU 2018-07, Compensation—Stock Compensation expands the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.

	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements.

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset.

	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements. We will apply this guidance to future hedging activities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will be required to use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.

First quarter of 2020 with early adoption permitted beginning in the first quarter of 2019

We continue to evaluate the impact the adoption of this guidance will have on our consolidated financial statements and disclosures. As part of our evaluation process, we have established a task force that includes individuals from various functional areas and are in the process of updating our accounting policies, procedures and gathering data. Although our evaluation is not finalized, we expect the adoption of this guidance will result in an increased amount of provision for potential credit loss related to our Structured Business loan and investment portfolio, held-to-maturity debt securities and loss-sharing obligations related to the Fannie Mae DUS program.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2019	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)
Bridge loans (4)	$3,539,462	89%	185	6.08%	17.3	0%	74%
Mezzanine loans	217,698	6%	22	10.36%	28.8	24%	74%
Preferred equity investments	167,780	4%	9	7.27%	74.5	69%	90%
Other (4)	36,769	1%	11	2.08%	64.4	0%	70%
	3,961,709	100%	227	6.33%	20.8	4%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(16,571)
Loans and investments, net	$3,874,069

	December 31, 2018
Bridge loans	$2,992,814	91%	167	6.84%	18.5	0%	74%
Mezzanine loans	108,867	3%	13	10.57%	22.1	28%	72%
Preferred equity investments	181,661	6%	10	7.97%	78.0	66%	89%
	3,283,342	100%	190	7.02%	22.0	5%	75%
Allowance for loan losses	(71,069)
Unearned revenue	(12,128)
Loans and investments, net	$3,200,145

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

(4)               Included within bridge loans are three single-family rental loans with an aggregate UPB of $65.5 million, of which $25.6 million was funded, and included within other are three single-family rental permanent loans with an aggregate UPB of $14.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2019, the UPB related to 21 loans with five different borrowers represented 17% of total assets.  At December 31, 2018, the UPB related to 45 loans with five different borrowers represented 22% of total assets. During both the nine months ended September 30, 2019 and the year ended December 31, 2018, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

As a result of the loan review process, at September 30, 2019 and December 31, 2018, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $128.2 million and $128.7 million, respectively, and a weighted average last dollar LTV ratio of 99% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	September 30, 2019
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$3,032,379	77%	pass/watch	5%	76%
Self Storage	233,757	6%	special mention	3%	72%
Land	227,488	6%	special mention	0%	86%
Healthcare	152,625	4%	pass/watch	0%	75%
Office	132,022	3%	special mention	3%	66%
Hotel	92,300	2%	pass/watch	0%	62%
Retail	49,284	1%	pass/watch	6%	62%
Single-Family Rental	40,154	1%	pass/watch	0%	66%
Other	1,700	<1%	doubtful	63%	63%
Total	$3,961,709	100%	pass/watch	4%	75%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

Geographic Concentration Risk

As of September 30, 2019, 21% and 14% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2018, 23% and 18% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

Impaired Loans and Allowance for Loan Losses

A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance at beginning of period	$71,069	$58,733	$71,069	$62,783
Provision for loan losses	—	2,218	—	3,868
Charge-offs	—	—	—	(2,527)
Recoveries of reserves	—	—	—	(3,173)
Allowance at end of period	$71,069	$60,951	$71,069	$60,951

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

The ratio of net recoveries to the average loans and investments outstanding was 0.1% for the nine months ended September 30, 2018 and de minimis for all other periods presented.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of September 30, 2019 and 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

We have six loans with a carrying value totaling $120.9 million at September 30, 2019 that are collateralized by a land development project. These loans were scheduled to mature in September 2019 and were extended to March 2020. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.5 million entitle us to a weighted average accrual rate of interest of 8.86%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2019 and December 31, 2018, we had cumulative allowances for loan losses of $61.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows (in thousands):

	September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Asset Class	UPB	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Land	$134,215	$127,386	$67,869	$134,215	$27	$134,215	$82
Office	2,241	2,241	1,500	2,246	34	2,254	101
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$138,156	$131,327	$71,069	$138,161	$61	$138,169	$183

	December 31, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Land	$134,215	$127,869	$67,869	$133,387	$26	$132,651	$75
Hotel	—	—	—	—	—	17,375	—
Office	2,266	2,266	1,500	2,277	33	2,281	93
Commercial	1,700	1,700	1,700	1,700	—	1,700	—
Total	$138,181	$131,835	$71,069	$137,364	$59	$154,007	$168

(1)    Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both September 30, 2019 and December 31, 2018.

(2)    Represents an average of the beginning and ending UPB of each asset class.

At September 30, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. At December 31, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2019			December 31, 2018
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Retail	990	—	990	—	—	—
Office	833	—	833	832	—	832
Total	$3,523	$—	$3,523	$2,532	$—	$2,532

At both September 30, 2019 and December 31, 2018, there were no loans contractually past due 90 days or more that were still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

There were no loan modifications, refinancing’s and/or extensions during both the nine months ended September 30, 2019 and 2018 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  At September 30, 2019 and December 31, 2018, we had total interest reserves of $40.4 million and $48.9 million, respectively, on 126 loans and 110 loans, respectively, with an aggregate UPB of $2.50 billion and $2.22 billion, respectively.

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Fannie Mae	$383,963	$358,790
Freddie Mac	63,250	95,004
FHA	1,769	19,170
Private Label	80,740	—
	529,722	472,964
Fair value of future MSR	10,364	10,253
Unearned discount	(2,260)	(1,553)
Loans held-for-sale, net	$537,826	$481,664

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are expected to be sold and securitized within 120 days of loan origination. During the three and nine months ended September 30, 2019, we sold $1.49 billion and $3.51 billion, respectively, of loans held-for-sale and recorded gain on sales of $20.1 million and $48.1 million, respectively. During the three and nine months ended September 30, 2018, we sold $1.19 billion and $3.27 billion, respectively, of loans held-for-sale and recorded gain on sales of $15.9 million and $48.1 million, respectively. At September 30, 2019 and December 31, 2018, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.8 years and 7.6 years at September 30, 2019 and December 31, 2018, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$79,492	$197,156	$276,648	$97,084	$176,686	$273,770
Additions	—	25,945	25,945	—	62,477	62,477
Amortization	(5,041)	(7,084)	(12,125)	(16,502)	(20,229)	(36,731)
Write-downs and payoffs	(3,008)	(3,772)	(6,780)	(9,139)	(6,689)	(15,828)
Balance at end of period	$71,443	$212,245	$283,688	$71,443	$212,245	$283,688

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Balance at beginning of period	$120,017	$137,004	$257,021	$143,270	$109,338	$252,608
Additions	—	21,368	21,368	—	59,660	59,660
Amortization	(7,052)	(4,786)	(11,838)	(22,564)	(13,075)	(35,639)
Write-downs and payoffs	(4,419)	(2,731)	(7,150)	(12,160)	(5,068)	(17,228)
Balance at end of period	$108,546	$150,855	$259,401	$108,546	$150,855	$259,401

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

We collected prepayment fees totaling $5.3 million and $13.8 million during the three and nine months ended September 30, 2019, respectively, and $7.5 million and $16.2 million during the three and nine months ended September 30, 2018, respectively.  Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of September 30, 2019 and December 31, 2018, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of September 30, 2019 is as follows (in thousands):

Year	Amortization
2019 (three months ending 12/31/2019)	$12,132
2020	46,371
2021	42,044
2022	36,519
2023	31,735
2024	27,448
Thereafter	87,439
Total	$283,688

Actual amortization may vary from these estimates.

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2019
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB	Total	State	of Total
Fannie Mae	$14,616,816	73%	Texas	19%
Freddie Mac	4,664,750	23%	North Carolina	9%
FHA	684,316	4%	New York	9%
Total	$19,965,882	100%	California	9%
			Georgia	6%
			Florida	6%
			Other (1)	42%
			Total	100%

December 31, 2018
Fannie Mae	$13,562,667	73%	Texas	20%
Freddie Mac	4,394,287	24%	North Carolina	10%
FHA	644,687	3%	New York	8%
Total	$18,601,641	100%	California	8%
			Georgia	6%
			Florida	6%
			Other (1)	42%
			Total	100%

(1)         No other individual state represented 4% or more of the total.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

At September 30, 2019 and December 31, 2018, our weighted average servicing fee was 43.5 basis points and 45.2 basis points, respectively. At September 30, 2019 and December 31, 2018, we held total escrow balances of $958.4 million and $824.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $553.3 million and $521.2 million at September 30, 2019 and December 31, 2018, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $4.7 million and $12.9 million during the three and nine months ended September 30, 2019, respectively, and $3.7 million and $8.6 million during the three and nine months ended September 30, 2018, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds.  Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase through a bidding process the bottom tranche bond, generally referred to as the “B Piece,” that represents the bottom 10%, or highest risk, of the securitization. As of September 30, 2019, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.5 years. The weighted average effective interest rate was 10.58% and 10.94% at September 30, 2019 and December 31, 2018, respectively, including the accretion of discount. Approximately $16.3 million is estimated to mature within one year, $43.3 million is estimated to mature after one year through five years, $24.6 million is estimated to mature after five years through ten years and $14.7 million is estimated to mature after ten years.

Structured Single-Family Rental Bonds (“SFR bonds”).  During the nine months ended September 30, 2019, we purchased $20.0 million initial face value of Class A2 securitized SFR bonds at par, which are collateralized by a pool of single-family rental properties. These securities have a three-year maturity, bear interest at a weighted average fixed interest rate of 4.58% and have an estimated weighted average remaining maturity of 0.6 years. Approximately $18.1 million is estimated to mature within one year and $1.9 million is estimated to mature after one year through five years.

A summary of our securities held-to-maturity is as follows (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
September 30, 2019	$118,925	$95,181	$2,737	$97,918

December 31, 2018	$103,515	$76,363	$2,734	$79,097

As of September 30, 2019, no impairment was recorded on our held-to-maturity securities. During the three and nine months ended September 30, 2019, we recorded interest income (including the amortization of discount) of $2.3 million and $6.8 million, respectively and, during the three and nine months ended September 30, 2018, we recorded interest income of $0.6 million and $1.7 million, respectively, related to these investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2019	December 31, 2018	September 30, 2019
Arbor Residential Investor LLC	$25,491	$19,260	$—
AMAC Holdings III LLC	8,887	—	—
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	30,470
East River Portfolio	—	—	—
Total	$36,698	$21,580	$32,158

Arbor Residential Investor LLC (“ARI”).  During the three and nine months ended September 30, 2019, we recorded income of $2.6 million and $6.1 million, respectively, and during the three and nine months ended September 30, 2018, we recorded income of $0.4 million and $1.2 million, respectively, to income (loss) from equity affiliates in our consolidated statements of income. In the first quarter of 2018, we made a $2.4 million payment for our proportionate share of a litigation settlement related to this investment, which was distributed back to us by our equity affiliate.

During the nine months ended September 30, 2018, we received cash distributions totaling $0.7 million (which were classified as returns of capital) in connection with a joint venture that invests in non-qualified residential mortgages purchased from ARI’s origination platform.

AMAC Holdings III LLC (“AMAC III”).  In the first quarter of 2019, we committed to a $30.0 million investment (of which $9.0 million was funded as of September 30, 2019) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members.

Lexford Portfolio. During the three and nine months ended September 30, 2019, we received distributions of $1.2 million and $3.0 million, respectively, and during the three and nine months ended September 30, 2018, we received distributions of $0.7 million and $1.9 million, respectively, from this equity investment, which was recognized as income.

West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in March 2020 and bears interest at LIBOR plus 4.0%. Current accounting guidance requires investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. During the third quarter of 2018, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment, which was recorded in income (loss) from equity affiliates in the consolidated statement of income. In addition, during the third quarter of 2018, we recorded a provision for loan loss of $1.7 million, fully reserving the first mortgage loan.

See Note 18 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 9 — Real Estate Owned

Real Estate Owned. Our real estate assets at both September 30, 2019 and December 31, 2018 were comprised of a hotel property and an office building.

	September 30, 2019			December 31, 2018
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,272	2,010	33,282	31,066	2,010	33,076
Less: Impairment loss	(14,307)	(2,500)	(16,807)	(13,307)	(2,500)	(15,807)
Less: Accumulated depreciation and amortization	(10,182)	(967)	(11,149)	(9,778)	(848)	(10,626)
Real estate owned, net	$10,077	$3,052	$13,129	$11,275	$3,171	$14,446

For the nine months ended September 30, 2019 and 2018, our hotel property had a weighted average occupancy rate of 58% and 54%, respectively, a weighted average daily rate of $112 and $113, respectively, and weighted average revenue per available room of $65 and $61, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2019, based on discussions with market participants, we determined that the hotel property exhibited indicators of impairment and performed an impairment analysis. As a result of this analysis, we recorded an impairment loss of $1.0 million.

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

Our real estate owned assets had restricted cash balances due to escrow requirements totaling $0.5 million at both September 30, 2019 and December 31, 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

				September 30, 2019			December 31, 2018
	Current Maturity	Extended Maturity	Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$550 million repurchase facility	Mar. 2020	Mar. 2021	L + 1.75% to 3.50%	$249,334	$377,445	4.31%	$334,696	$467,680	4.75%
$300 million repurchase facility	June 2020	Mar. 2023	L + 1.95%	240,173	324,627	4.02%	—	—	—
$200 million repurchase facility	Aug. 2020	N/A	L + 2.40%	12,917	14,596	4.48%	—	—	—
$100 million repurchase facility	June 2020	N/A	L + 1.75% to 1.95%	12,680	17,416	3.82%	70,837	98,597	4.31%
$75 million credit facility	May 2020	May 2023	L + 1.75% to 2.50%	47,838	73,764	3.82%	10,237	16,889	4.31%
$75 million credit facility	June 2020	N/A	L + 1.75%	—	—	—	—	—	—
$50 million credit facility	April 2020	April 2022	L + 2.00%	—	—	—	14,159	17,700	4.57%
$50 million credit facility	Sept. 2020	Sept. 2021	L + 2.50% to 3.25%	5,261	6,600	4.58%	—	—	—
$40.5 million credit facility	May 2022	N/A	L + 2.20%	40,391	54,000	4.27%	—	—	—
$35.9 million credit facility	May 2020	Nov. 2020	L + 2.30%	30,772	51,300	4.38%	30,512	44,100	4.87%
$25.5 million credit facility	July 2020	N/A	L + 2.50%	23,923	34,000	4.58%	18,552	34,000	5.07%
$25 million credit facility	June 2022	June 2023	L + 2.25%	14,506	22,172	4.32%	—	—	—
$25 million working capital facility	Aug. 2020	N/A	L + 2.25%	—	—	—	—	—	—
$23.2 million credit facility	Feb. 2020	Feb. 2021	L + 2.30%	23,113	30,900	4.38%	23,175	30,900	4.87%
$20 million credit facility	Mar. 2020	Mar. 2021	L + 2.50%	17,974	41,650	4.58%	19,912	41,650	5.07%
$17.4 million credit facility	June 2020	June 2021	L + 2.40%	14,196	21,700	4.48%	12,462	15,844	4.97%
$11.9 million credit facility	April 2022	N/A	L + 2.10%	11,826	15,190	4.17%	—	—	—
$8 million credit facility	Aug. 2021	N/A	L + 2.50%	—	—	—	7,946	10,000	5.07%
$3.3 million master security agreement	Oct. 2020	N/A	2.96% to 3.42%	655	—	3.18%	1,168	—	3.19%
$2.2 million master security agreement	Mar. 2021	N/A	4.60%	1,138	—	4.66%	1,678	—	4.66%
Repurchase facilities - securities (2)	N/A	N/A	L + 1.25% to 2.50%	177,820	—	4.20%	118,112	—	5.07%
Structured Business total				924,517	1,085,360	4.20%	663,446	777,360	4.78%
Agency Business
$750 million ASAP agreement (3)	N/A	N/A	L + 1.05%	228,727	228,727	3.07%	104,619	104,619	3.55%

$500 million repurchase facility (4)	Oct. 2019	N/A	L + 1.275%	45,079	45,082	3.36%	130,906	130,917	3.78%

$250 million credit facility (5)	June 2020	N/A	L + 1.15%	43,368	43,368	3.17%	26,651	26,651	3.75%

$150 million credit facility	Jan. 2020	N/A	L + 1.15%	102,822	102,888	3.17%	113,666	113,685	3.80%

$150 million credit facility	July 2020	N/A	L + 1.15%	41,251	41,364	3.17%	96,339	96,419	3.80%
Agency Business total				461,247	461,429	3.14%	472,181	472,291	3.74%
Consolidated total				$1,385,764	$1,546,789	3.85%	$1,135,627	$1,249,651	4.35%

(1)             The debt carrying value for the Structured Business at September 30, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $2.3 million and $2.4 million, respectively. The debt carrying value for the Agency Business at September 30, 2019 and December 31, 2018 was net of unamortized deferred finance costs of $0.2 million and $0.1 million, respectively.

(2)             As of September 30, 2019 and December 31, 2018, these facilities were collateralized by CLO bonds retained by us with a principal balance of $183.3 million and $114.2 million, respectively, B Piece bonds with a carrying value of $75.2 million and $76.4 million, respectively, and SFR bonds with a carrying value of $20.0 million at September 30, 2019.

(3)             The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

(4)             This facility included an accordion feature to increase the committed amount to $750.0 million, which was available through the October 2019 maturity date. This facility was amended in October 2019 to extend the maturity to October 2020, reduce the interest rate to 115 basis points over LIBOR and remove the accordion feature.

(5)             In August 2019, the committed amount under the facility was temporarily increased $150.0 million to $250.0 million, which expires in January 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Structured Business

At September 30, 2019 and December 31, 2018, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.61% and 5.07%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 69% and 70% at September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, we amended a $300.0 million repurchase agreement on two separate occasions, permanently increasing the committed amount to $500.0 million. In addition, the amendment provided for a temporary over advance of $50.0 million, which expired in October 2019.

In March 2019, we entered into a $150.0 million repurchase agreement used to finance loans that bears interest at a rate of 195 basis points over LIBOR and was scheduled to mature in March 2020. In June 2019, we amended this facility increasing the committed amount to $300.0 million and extending the maturity date to June 2020, with quarterly extension options having an extended maturity date no later than March 2023.

In April 2019, we entered into an $11.9 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a rate of 210 basis points over LIBOR and matures in April 2022.

In May 2019, we entered into an uncommitted repurchase facility that is used to finance securities retained in connection with our CLO issuances and our purchases of the B Piece bonds from SBL program securitizations and SFR bonds. The facility bears interest at rates ranging from 175 basis points to 200 basis points over LIBOR and has no stated maturity date.

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

In August 2019, we entered into a $200.0 million repurchase facility used to finance single-family rental properties that bears interest at a rate of 240 basis points over LIBOR and matures in August 2020, with six-month extension options in perpetuity.

In September 2019, we entered into an uncommitted repurchase facility that will be used to finance securities retained in connection with our CLO issuances and our purchases of the B Piece bonds from SBL program securitizations and SFR bonds. The facility bears interest at rates ranging from 120 basis points to 150 basis points over LIBOR and has no stated maturity date.

Agency Business

During the nine months ended September 30, 2019, we amended two of our credit facilities by reducing the interest rate on each facility by 10 basis points and we amended another facility by reducing the interest rate by 15 basis points.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2019	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO XI	$533,000	$528,404	3.51%	$637,336	$634,052	$—
CLO X	441,000	437,129	3.51%	519,893	518,256	32,041
CLO IX	356,400	353,149	3.43%	411,415	410,554	44,127
CLO VIII	282,874	280,785	3.38%	346,806	345,774	13,734
CLO VII	279,000	277,433	4.07%	337,264	335,693	10,061
Total CLOs	$1,892,274	$1,876,900	3.56%	$2,252,714	$2,244,329	$99,963

December 31, 2018
CLO X	$441,000	$436,384	4.01%	$539,007	$536,869	$20,993
CLO IX	356,400	352,244	3.92%	440,906	439,691	20,094
CLO VIII	282,874	279,857	3.87%	354,713	353,574	10,287
CLO VII	279,000	276,527	4.56%	325,057	324,195	30,725
CLO VI	250,250	248,536	5.05%	279,348	278,364	41,404
Total CLOs	$1,609,524	$1,593,548	4.22%	$1,939,031	$1,932,693	$123,503

(1)   Debt carrying value is net of $15.4 million and $16.0 million of deferred financing fees at September 30, 2019 and December 31, 2018, respectively.

(2)   At September 30, 2019 and December 31, 2018, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 3.97% and 4.73%, respectively.

(3)   As of September 30, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(4)   Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $63.8 million.

CLO XI — In June 2019, we completed a collateralized securitization vehicle (“CLO XI”), issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $602.1 million. Of the total CLO notes issued, $533.0 million were investment grade notes issued to third party investors and $69.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $520.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $129.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $650.0 million, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $117.0 million, including the $69.1 million below investment grade notes.  The notes had an initial weighted average interest rate of 1.44% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VI — In June 2019, we completed the unwind of CLO VI, redeeming $250.3 million of outstanding notes, which were repaid primarily from the refinancing of the remaining assets primarily within CLO XI, as well as with cash held by CLO VI, and expensed $1.2 million of deferred financing fees into interest expense on the consolidated statements of income.

Luxembourg Debt Fund

In 2017, we formed a $100.0 million Luxembourg commercial real estate debt fund (“Debt Fund”) and issued $70.0 million of floating rate notes to third-party investors which bear an interest rate of 4.15% over LIBOR. The notes mature in 2025 and we retained a $30.0 million equity interest in the Debt Fund. The Debt Fund is a VIE for which

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

we are the primary beneficiary and is consolidated in our financial statements. The Debt Fund is secured by a portfolio of loan obligations and cash with a face value of $100.0 million, which includes first mortgage bridge loans, senior and subordinate participation interests in first mortgage bridge loans and participation interests in mezzanine loans. The Debt Fund allows, for a period of three years, principal proceeds from portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions.

Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
Period	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
September 30, 2019	$70,000	$68,528	6.25%	$76,887	$76,625	$23,113

December 31, 2018	$70,000	$68,183	6.75%	$69,186	$68,924	$30,814

(1)         Debt carrying value is net of $1.5 million and $1.8 million of deferred financing fees at September 30, 2019 and December 31, 2018, respectively.

(2)         At September 30, 2019 and December 31, 2018, the aggregate weighted average note rate, including certain fees and costs, was 7.32% and 7.49%, respectively.

(3)         At both September 30, 2019 and December 31, 2018, there was no collateral at risk of default or deemed to be a “credit risk.”

(4)         Represents restricted cash held for reinvestment.  Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 (the “5.75% Notes”) in a private placement. We received proceeds of $88.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes.  The 5.75% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.75% Notes on or after April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October starting in October 2019. At September 30, 2019, the debt carrying value of the 5.75% Notes was $88.3 million, which was net of $1.7 million of deferred financing fees. At September 30, 2019, the weighted average note rate was 6.11%, including certain fees and costs.

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% senior unsecured notes due in 2021 (the “7.375% Notes”) totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.  The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November. At September 30, 2019 and December 31, 2018, the debt carrying value of the 5.625% Notes was $122.9 million and $122.5 million, respectively, which was net of $2.1 million and $2.5 million, respectively, of deferred financing fees. At both September 30, 2019 and December 31, 2018, the weighted average note rate was 6.08%, including certain fees and costs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Subsequent Event

In October 2019, we issued $110.0 million aggregate principal amount of 4.75% senior unsecured notes due in October 2024 (the “4.75% Notes”) in a private placement. We received proceeds of $108.2 million from the issuance, after deducting the underwriting discount and other offering expenses, and we intend to use the net proceeds to make investments and for general corporate purposes.

Convertible Senior Unsecured Notes

In July 2018, we issued $264.5 million in aggregate principal amount of 5.25% convertible senior notes (the “5.25% Convertible Notes”) through two separate private placement offerings, which included the exercised purchaser’s total over-allotment option of $34.5 million. The 5.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rates of the two offerings ($115.0 million issued on July 3, 2018 and $149.5 million issued on July 20, 2018) were 86.9943 shares and 77.8331 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At September 30, 2019, the conversion rates of the two offerings ($115.0 million and $149.5 million) were 88.9843 shares and 79.6135 shares of common stock per $1,000 of principal, respectively, representing a conversion price of $11.24 per share and $12.56 per share of common stock, respectively.

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

At September 30, 2019, there were $1.1 million and $0.1 million aggregate principal amounts remaining of our 5.375% Convertible Notes and 6.50% Convertible Notes, respectively. The initial conversion rates of the 5.375% Convertible Notes and 6.50% Convertible Notes were 107.7122 shares and 119.3033 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $9.28 per share and $8.38 per share of common stock, respectively. At September 30, 2019, the 5.375% Convertible Notes and 6.50% Convertible Notes had conversion rates of 113.8227 shares and 129.6955 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $8.79 per share and $7.71 per share of common stock, respectively. The 5.375% Convertible Notes and 6.50% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in November 2020 and October 2019, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

Since the closing stock price of our common stock on September 30, 2019 exceeded the conversion prices of our convertible notes, the if-converted value of the convertible notes exceeded their principal amounts by $26.3 million at September 30, 2019.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.75 years and 2.49 years at September 30, 2019 and December 31, 2018, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
September 30, 2019	$265,705	$5,699	$4,900	$255,106	$9,436

December 31, 2018	$270,057	$8,229	$7,060	$254,768	$9,436

During the three months ended September 30, 2019, we incurred interest expense on the notes totaling $5.0 million, of which $3.5 million, $0.8 million and $0.7 million related to the cash coupon, the debt discount and amortization of the deferred financing fees, respectively. During the nine months ended September 30, 2019, we incurred total interest expense on the notes of $15.1 million, of which $10.4 million, $2.5 million and $2.2 million related to the cash coupon, the debt discount and amortization of the deferred financing fees, respectively.  During the three months ended September 30, 2018, we incurred total interest expense on the notes of $5.0 million, of which $3.1 million, $1.0 million and $0.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During the nine months ended September 30, 2018, we incurred total interest expense on the notes of $16.0 million, of which $9.9 million, $4.1 million and $2.0 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 7.45% per annum at both September 30, 2019 and December 31, 2018.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $140.8 million and $140.3 million at September 30, 2019 and December 31, 2018, respectively, which is net of a deferred amount of $11.6 million and $12.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.0 million and $2.1 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on LIBOR. The current weighted average note rate was 4.93% and 5.66% at September 30, 2019 and December 31, 2018, respectively.  Including certain fees and costs, the weighted average note rate was 5.02% and 5.75% at September 30, 2019 and December 31, 2018, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2019.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of September 30, 2019, as well as on the most recent determination dates in October 2019. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in October 2019 were as follows:

Cash Flow Triggers	CLO VII	CLO VIII	CLO IX	CLO X	CLO XI
Overcollateralization (1)
Current	129.03%	129.03%	134.68%	126.98%	121.95%
Limit	128.03%	128.03%	133.68%	125.98%	120.95%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	186.91%	303.85%	277.58%	294.75%	217.01%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)         The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO VII	CLO VIII	CLO IX	CLO X	CLO XI
October 2019	129.03%	129.03%	134.68%	126.98%	121.95%
July 2019	129.03%	129.03%	134.68%	126.98%	121.95%
April 2019	129.03%	129.03%	134.68%	126.98%	—
January 2019	129.03%	129.03%	134.68%	126.98%	—
October 2018	129.03%	129.03%	134.68%	126.98%	—

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$34,417	$31,402	$34,298	$30,511
Provisions for loss sharing	1,326	2,924	3,880	5,263
Provisions reversal for loan repayments	(591)	(905)	(2,323)	(2,423)
Recoveries (charge-offs), net	373	(16)	(330)	54
Ending balance	$35,525	$33,405	$35,525	$33,405

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At both September 30, 2019 and December 31, 2018, we had outstanding advances of $0.1 million, which were netted against the allowance for loss-sharing obligations.

At September 30, 2019 and December 31, 2018, our allowance for loss-sharing obligations represented 0.24% and 0.25%, respectively, of the Fannie Mae servicing portfolio.

At September 30, 2019 and December 31, 2018, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.69 billion and $2.46 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

Agency Rate Lock and Forward Sale Commitments. We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower “rate locks” a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers under the GSE programs, we enter into a forward sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2019, we recorded a net loss of $4.7 million and $6.1 million, respectively, from changes in the fair value of these derivatives in other income, net and $29.9 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

and $62.9 million, respectively, of income from MSRs. During the three and nine months ended September 30, 2018, we recorded a net loss of $4.4 million and $2.3 million, respectively, from changes in the fair value of these derivatives in other income, net and $25.2 million and $62.8 million, respectively, of income from MSRs. See Note 13 for details.

Interest Rate Swap Futures. We enter into over-the-counter interest rate swap futures (“Swap Futures”) to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. The Swap Futures do not meet the criteria for hedge accounting, typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our Swap Futures are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

During the three and nine months ended September 30, 2019, we recorded realized losses of $0.4 million and $0.6 million, respectively, and unrealized gains of $0.1 million and unrealized losses of less than $0.1 million, respectively, to our Structured Business related to our Swap Futures. During both the three and nine months ended September 30, 2019, we recorded realized gains of $0.2 million and unrealized losses of $0.2 million to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in other income, net on our consolidated statements of income.

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	September 30, 2019
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Agency Business
Rate Lock Commitments	10	$94,674	Other Assets/ Other Liabilities	$589	$(2,515)
Forward Sale Commitments	84	543,654	Other Assets/ Other Liabilities	4,509	(3,043)
Swap Futures	7	72,300	Other Assets/ Other Liabilities	—	—
		$710,628		$5,098	$(5,558)
Structured Business
Swap Futures	2	$10,600	Other Assets/ Other Liabilities	—	—

	December 31, 2018
Agency Business
Rate Lock Commitments	4	$18,161	Other Assets/ Other Liabilities	$324	$(95)
Forward Sale Commitments	90	491,125	Other Assets/ Other Liabilities	5,789	(637)
		$509,286		$6,113	$(732)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2019			December 31, 2018
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$3,961,709	$3,874,069	$3,914,135	$3,283,342	$3,200,145	$3,249,499
Loans held-for-sale, net	529,722	537,826	546,887	472,964	481,664	489,546
Capitalized mortgage servicing rights, net	n/a	283,688	323,662	n/a	273,770	322,463
Securities held-to-maturity, net	118,925	95,181	97,918	103,515	76,363	79,097
Derivative financial instruments	307,099	5,098	5,098	400,661	6,113	6,113

Financial liabilities:
Credit and repurchase facilities	$1,388,248	$1,385,764	$1,385,261	$1,138,135	$1,135,627	$1,135,774
Collateralized loan obligations	1,892,274	1,876,900	1,894,048	1,609,524	1,593,548	1,588,989
Debt fund	70,000	68,528	70,132	70,000	68,183	70,154
Senior unsecured notes	215,000	211,188	217,344	125,000	122,484	123,750
Convertible senior unsecured notes, net	265,705	255,106	290,986	270,057	254,768	267,324
Junior subordinated notes	154,336	140,767	97,218	154,336	140,259	95,873
Derivative financial instruments	331,229	5,558	5,558	108,625	732	732

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

Determining which category an asset or liability falls within the hierarchy requires judgment and we evaluate our hierarchy disclosures each quarter.

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

September 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of September 30, 2019 (in thousands):

	Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$5,098	$5,098	$—	$4,509	$589

Financial liabilities:
Derivative financial instruments	$5,558	$5,558	$—	$5,558	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of September 30, 2019 (in thousands):

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$60,268	$60,268	$—	$—	$60,268

(1)         We had an allowance for loan losses of $71.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $131.3 million at September 30, 2019.

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

Quantitative information about Level 3 fair value measurements at September 30, 2019 were as follows ($ in thousands):

		Valuation	Significant Unobservable
	Fair Value	Techniques	Inputs
Financial assets:
Impaired loans:
Land	$59,517	Discounted cash flows	Discount rate	23.00%
			Revenue growth rate	3.00%

Office	741	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	589	Discounted cash flows	W/A discount rate	12.25%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative assets and liabilities, net
Balance at beginning of period	$745	$606	$324	$276
Settlements	(30,067)	(17,793)	(62,587)	(62,313)
Realized gains recorded in earnings	29,322	17,187	62,263	62,037
Unrealized gains recorded in earnings	589	749	589	749
Balance at end of period	$589	$749	$589	$749

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
September 30, 2019
Rate lock commitments	$94,674	$589	$(2,515)	$(1,926)
Forward sale commitments	543,655	—	2,515	2,515
Loans held-for-sale, net (1)	448,981	10,364	—	10,364
Total		$10,953	$—	$10,953

(1)         Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of September 30, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$3,874,069	$3,914,135	$—	$—	$3,914,135
Loans held-for-sale, net	537,826	546,887	—	536,523	10,364
Capitalized mortgage servicing rights, net	283,688	323,662	—	—	323,662
Securities held-to-maturity, net	95,181	97,918	—	—	97,918

Financial liabilities:
Credit and repurchase facilities	$1,385,764	$1,385,261	$—	$461,247	$924,014
Collateralized loan obligations	1,876,900	1,894,048	—	—	1,894,048
Debt fund	68,528	70,132	—	—	70,132
Senior unsecured notes	211,188	217,344	217,344	—	—
Convertible senior unsecured notes, net	255,106	290,986	—	290,986	—
Junior subordinated notes	140,767	97,218	—	—	97,218

Note 14 — Commitments and Contingencies

Debt Obligations.  Our debt obligations have maturities of $520.0 million for the remainder of 2019, $1.18 billion in 2020, $714.9 million in 2021, $878.1 million in 2022, $269.7 million in 2023, $102.4 million in 2024 and $324.1 million thereafter.

Agency Business Commitments. Our Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.

As of September 30, 2019, we were required to maintain at least $14.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of September 30, 2019, we met the restricted liquidity requirement with a $45.0 million letter of credit and $1.4 million of cash collateral.

As of September 30, 2019, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $36.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of September 30, 2019, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac’s SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12.

Operating Leases. We have operating leases for office space and certain office equipment. Some of our leases include payment escalations throughout their lease terms. As of September 30, 2019, our leases had remaining lease terms of 0.1 — 7.4 years with a weighted average remaining lease term of 5.3 years and a weighted average discount rate of 4.8%. We recorded lease expense of $1.5 million and $4.5 million during the three and nine months ended September 30, 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

The maturities of our operating lease liabilities at September 30, 2019 are as follows (in thousands):

Year
2019 (three months ending December 31, 2019)	$1,403
2020	5,293
2021	3,037
2022	2,773
2023	2,051
2024	1,459
Thereafter	3,306
Total	$19,322

Unfunded Commitments.  In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $192.8 million as of September 30, 2019 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

September 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Restricted cash	$188,113	$179,855
Loans and investments, net	2,320,954	2,001,617
Other assets	17,986	16,624
Total assets	$2,527,053	$2,198,096

Liabilities:
Collateralized loan obligations	$1,876,900	$1,593,548
Debt fund	68,528	68,183
Due to related party	1,753	—
Other liabilities	3,789	3,408
Total liabilities	$1,950,970	$1,665,139

Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 29 VIEs in which we have a variable interest as of September 30, 2019 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2019 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$437,498
B Piece and SFR bonds	95,181
Equity investments	8,887
Agency interest only strips	2,728
Total	$544,294

(1) Represents the carrying amount of loans and investments before reserves. At September 30, 2019, $129.6 million of loans to VIEs had corresponding loan loss reserves of $69.4 million.  See Note 3 for details. In addition, the maximum loss exposure as of September 30, 2019 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.62 billion at September 30, 2019.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

In August 2019, we amended our “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”). In connection with the amendment we are entitled to issue and sell up to 7,500,000 shares of our common stock through JMP by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the three months ended September 30, 2019, we sold 187,000 shares for net proceeds of $2.4 million.

In October 2019, we sold 2,975,000 shares under the JMP agreement for net proceeds of $38.6 million. As of October 25, 2019, we had approximately 4,300,000 shares available under this agreement.

In December 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in January 2019 with a combination of $2.5 million of cash and 901,432 common shares.

During the nine months ended September 30, 2019, we issued 214,029 shares in connection with the settlements of our 5.375% Convertible Notes.

As of September 30, 2019, we had $281.1 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

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

In the nine months ended September 30, 2019, we redeemed 391,156 OP Units with a combination of cash totaling $1.7 million and 258,677 common shares. We also redeemed 577,185 OP Units in the nine months ended September 30, 2018 for cash totaling $6.8 million. In addition, our Board of Directors declared a special dividend of $0.15 per common share in December 2018, which was paid to the OP Unit holders in a combination of $0.6 million of cash and 221,666 OP Units in January 2019.

At September 30, 2019, there were 20,484,094 OP Units outstanding, which represented 17.8% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2019 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125
July 31, 2019	$0.29	July 31, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on July 31, 2019 was for June 1, 2019 through August 31, 2019, the dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019 and the dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On October 30, 2019, the Board of Directors declared a cash dividend of $0.30 per share of common stock.  The dividend is payable on December 2, 2019 to common stockholders of record as of the close of business on November 15, 2019.

Preferred Stock — On October 30, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2019 through November 30, 2019 and are payable on December 2, 2019 to preferred stockholders of record on November 15, 2019.

Deferred Compensation. During the nine months ended September 30, 2019, we issued 333,884 shares of restricted common stock to employees under the 2017 Amended Omnibus Stock Incentive Plan (the “2017 Plan”) with a total grant date fair value of $4.2 million. One third of the shares vested as of the grant date and one third will vest on each of the first and second anniversaries of the grant date. In March 2019, we issued 55,244 shares of fully vested common stock to the independent members of the Board of Directors under the 2017 Plan with a grant date fair value of $0.7 million. In July 2019, we issued 124,069 shares of restricted common stock under the 2017 Plan to an employee with a total grant date fair value of $1.5 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date.

In March 2019, we issued 58,738 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.7 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 352,427 performance-based restricted stock units with a grant date fair value of $1.7 million that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. During the first quarter of 2019, 445,765 shares of previously granted performance-based restricted stock units fully vested, which were net settled for 203,492 common shares. In July 2019, we also granted our chief executive officer 246,508 shares of performance-based restricted stock with a grant date fair value of $3.0 million as a result of achieving goals related to the integration of the Acquisition, which vest in full three years after the grant date.

During the three months ended September 30, 2019 and 2018, we recorded total stock-based compensation expense of $2.3 million and $1.2 million, respectively, to employee compensation and benefits. During the nine months ended September 30, 2019 and 2018, we recorded total stock-based compensation expense of $6.9 million and $4.2 million, respectively, to employee compensation and benefits and $0.7 million and $0.6 million, respectively, to selling and administrative expense.

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

September 30, 2019

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$33,965	$33,965	$27,737	$27,737
Net income attributable to noncontrolling interest (2)	—	7,363	—	7,799
Net income attributable to common stockholders and noncontrolling interest	$33,965	$41,328	$27,737	$35,536

Weighted average shares outstanding	94,486,839	94,486,839	74,802,582	74,802,582
Dilutive effect of OP Units (2)	—	20,484,094	—	21,023,735
Dilutive effect of restricted stock units (3)	—	1,427,329	—	1,559,217
Dilutive effect of convertible notes (4)	—	1,069,782	—	1,050,430
Weighted average shares outstanding	94,486,839	117,468,044	74,802,582	98,435,964

Net income per common share (1)	$0.36	$0.35	$0.37	$0.36

	Nine Months Ended September 30,
	2019		2018
Net income attributable to common stockholders (1)	$85,532	$85,532	$71,093	$71,093
Net income attributable to noncontrolling interest (2)	—	19,429	—	22,347
Net income attributable to common stockholders and noncontrolling interest	$85,532	$104,961	$71,093	$93,440

Weighted average shares outstanding	89,899,074	89,899,074	67,490,132	67,490,132
Dilutive effect of OP Units (2)	—	20,508,205	—	21,160,999
Dilutive effect of restricted stock units (3)	—	1,405,776	—	1,441,264
Dilutive effect of convertible notes (4)	—	1,220,913	—	1,041,212
Weighted average shares outstanding	89,899,074	113,033,968	67,490,132	91,133,607

Net income per common share (1)	$0.95	$0.93	$1.05	$1.03

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

September 30, 2019

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

In the three and nine months ended September 30, 2019, we recorded a tax provision of $6.6 million and $11.0 million, respectively.  In the three and nine months ended September 30, 2018, we recorded a tax provision of $5.4 million and $1.1 million, respectively. The tax provision recorded in the three months ended September 30, 2019 consisted of a current tax provision of $4.4 million and a deferred tax provision of $2.2 million. The tax provision recorded in the nine months ended September 30, 2019 consisted of a current tax provision of $12.0 million and a deferred tax benefit of $1.0 million. The tax provision recorded in the three months ended September 30, 2018 consisted of a current tax provision of $6.7 million and a deferred tax benefit of $1.3 million. The tax provision recorded in the nine months ended September 30, 2018 consisted of a current tax provision of $15.6 million and a deferred tax benefit of $14.5 million. The deferred tax benefit in 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement. We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services, which are included in due from related party on the consolidated balance sheets.  During the three and nine months ended September 30, 2019, we incurred $0.6 million and $2.1 million, respectively, and, during the three and nine months ended September 30, 2018, we incurred $0.3 million and $0.9 million, respectively, of costs for services provided to ACM.

Other Related Party Transactions. Due from related party was $5.0 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the third quarter of 2019 and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $3.2 million at September 30, 2019 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

We originated a $34.0 million bridge loan to an unaffiliated borrower in 2017.  The borrower had a mezzanine loan from another unaffiliated third party and we had entered into an inter-creditor agreement with the mezzanine lender. In July 2019, the borrower paid down the original mezzanine loan in part and refinanced the balance with another $7.0 million mezzanine loan issued by AMAC III, which is sponsored and managed by our chief executive officer and one of his immediate family members. In connection with that new mezzanine loan, we entered into an inter-creditor agreement with AMAC III.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund. We committed to a $30.0 million investment (of which $9.0 million was funded as of September 30, 2019) for an 18% interest in AMAC III.

In November 2018, we originated a $61.2 million bridge loan (which $17.3 million was funded as of September 30, 2019) on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. Interest income recorded from this loan totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

In October 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and matures in October 2020. Interest income recorded from this loan totaled $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

In October 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and is scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million. Interest income recorded from this loan totaled $0.4 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million for both the three and nine months ended September 30, 2018.

In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

In April 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $8.4 million was funded as of September 30, 2019. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million during the first quarter of 2018.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and matures in June 2020. Interest income recorded from this loan totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans have an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and mature in the fourth quarter of 2020. Interest income recorded from these loans totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2019,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.

In 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 95% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and was scheduled to mature in July 2020. This loan was repaid in full in August 2018. Interest income recorded from this loan totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended September 30, 2019 and 2018 and $0.1 million for both the nine months ended September 30, 2019 and 2018.

In 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in the fourth quarter of 2017 and the remaining loan paid off in June 2018. Interest income recorded from these loans totaled $0.3 million for the nine months ended September 30, 2018.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2019. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from these loans totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment has a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. Interest income recorded from these loans totaled $0.6 million for the nine months ended September 30, 2019 and $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for the nine months ended September 30, 2018.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

In 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third-party investor. The properties were owned and were sold in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties). The loans have an interest rate of LIBOR plus 5% with a LIBOR floor of 0.25% and were scheduled to mature in October 2018. These loans both paid off in full during the third and four quarters of 2018. Interest income recorded from these loans totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.

In 2015, we originated a $3.0 million mezzanine loan on a multifamily property that had a $47.0 million first mortgage initially originated by ACM. The loan bore interest at a fixed rate of 12.5% and was scheduled to mature in April 2025. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.1 million for the nine months ended September 30, 2018.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third-party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its non-qualified mortgage assets. We recorded income from these investments of $2.6 million and $6.1 million in the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.2 million in the three and nine months ended September 30, 2018, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of September 30, 2019, our maximum exposure under this guaranty totaled $0.8 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty. See Note 8 for details.

In 2014, ACM purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.8%. In 2016, the $5.1 million second mortgage was repaid in full and the $14.6 million first mortgage was extended to April 2018 and paid off at maturity. Interest income recorded from these loans totaled $0.2 million for the nine months ended September 30, 2018.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans, which we originated in June 2018, have interest rates of LIBOR plus 4.0% and mature in June 2021 (with 2 one-year extension options). During the nine months ended September 30, 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million. Interest income recorded from these loans totaled $1.1 million and $9.1 million for the three and nine months ended September 30, 2019, respectively, and $4.4 million and $5.5 million in the three and nine months ended September 30, 2018, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.2 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $1.9 million during the nine months ended September 30, 2019 and 2018, respectively, which were recorded as income (loss) from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2019, this debt had an aggregate outstanding balance of $619.2 million and is scheduled to mature between 2019 and 2025.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 31% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At September 30, 2019, ACM holds 4,285,694 shares of our common stock and 14,772,918 OP Units, which represents 16.5% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

	Three Months Ended September 30, 2019
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$73,829	$6,680	$—	$80,509
Interest expense	43,209	4,855	—	48,064
Net interest income	30,620	1,825	—	32,445
Other revenue:
Gain on sales, including fee-based services, net	—	21,298	—	21,298
Mortgage servicing rights	—	29,911	—	29,911
Servicing revenue	—	25,916	—	25,916
Amortization of MSRs	—	(12,126)	—	(12,126)
Property operating income	2,237	—	—	2,237
Other income, net	17	(4,695)	—	(4,678)
Total other revenue	2,254	60,304	—	62,558
Other expenses:
Employee compensation and benefits	7,769	25,092	—	32,861
Selling and administrative	5,352	5,530	—	10,882
Property operating expenses	2,563	—	—	2,563
Depreciation and amortization	503	1,338	—	1,841
Provision for loss sharing (net of recoveries)	—	735	—	735
Total other expenses	16,187	32,695	—	48,882
Income before income from equity affiliates and income taxes	16,687	29,434	—	46,121
Income from equity affiliates	3,718	—	—	3,718
Provision for income taxes	—	(6,623)	—	(6,623)
Net income	20,405	22,811	—	43,216
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	7,363	7,363
Net income attributable to common stockholders	$18,517	$22,811	$(7,363)	$33,965

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

	Nine Months Ended September 30, 2019
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$215,782	$18,175	$—	$233,957
Interest expense	126,182	12,031	—	138,213
Net interest income	89,600	6,144	—	95,744
Other revenue:
Gain on sales, including fee-based services, net	—	51,897	—	51,897
Mortgage servicing rights	—	62,852	—	62,852
Servicing revenue	—	76,685	—	76,685
Amortization of MSRs	—	(36,731)	—	(36,731)
Property operating income	8,187	—	—	8,187
Other income, net	646	(6,058)	—	(5,412)
Total other revenue	8,833	148,645	—	157,478
Other expenses:
Employee compensation and benefits	23,048	70,599	—	93,647
Selling and administrative	15,101	16,021	—	31,122
Property operating expenses	7,649	—	—	7,649
Depreciation and amortization	1,524	4,139	—	5,663
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	1,557	—	1,557
Total other expenses	48,322	92,316	—	140,638
Income before extinguishment of debt, income from equity affiliates and income taxes	50,111	62,473	—	112,584
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	9,133	—	—	9,133
Provision for income taxes	—	(10,963)	—	(10,963)
Net income	59,116	51,510	—	110,626
Preferred stock dividends	5,665	—	—	5,665
Net income attributable to noncontrolling interest	—	—	19,429	19,429
Net income attributable to common stockholders	$53,451	$51,510	$(19,429)	$85,532

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

	September 30, 2019
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$102,734	$32,551	$135,285
Restricted cash	188,572	1,474	190,046
Loans and investments, net	3,874,069	—	3,874,069
Loans held-for-sale, net	—	537,826	537,826
Capitalized mortgage servicing rights, net	—	283,688	283,688
Securities held to maturity	20,000	75,181	95,181
Investments in equity affiliates	36,698	—	36,698
Goodwill and other intangible assets	12,500	99,526	112,026
Other assets	103,541	27,274	130,815
Total assets	$4,338,114	$1,057,520	$5,395,634

Liabilities:
Debt obligations	$3,477,005	$461,248	$3,938,253
Allowance for loss-sharing obligations	—	35,525	35,525
Other liabilities	166,780	56,680	223,460
Total liabilities	$3,643,785	$553,453	$4,197,238

	December 31, 2018
Assets:
Cash and cash equivalents	$89,457	$70,606	$160,063
Restricted cash	180,606	—	180,606
Loans and investments, net	3,200,145	—	3,200,145
Loans held-for-sale, net	—	481,664	481,664
Capitalized mortgage servicing rights, net	—	273,770	273,770
Securities held-to-maturity, net	—	76,363	76,363
Investments in equity affiliates	21,580	—	21,580
Goodwill and other intangible assets	12,500	103,665	116,165
Other assets	81,494	20,325	101,819
Total assets	$3,585,782	$1,026,393	$4,612,175

Liabilities:
Debt obligations	$2,842,688	$472,181	$3,314,869
Allowance for loss-sharing obligations	—	34,298	34,298
Other liabilities	159,413	38,029	197,442
Total liabilities	$3,002,101	$544,508	$3,546,609

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Origination Data:
Structured Business
New loan originations	$541,474	$287,480	$1,971,872	$1,208,550
Loan payoffs / paydowns	456,847	255,575	1,239,449	684,216

Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,097,095	$995,662	$2,581,958	$2,264,870
Freddie Mac	203,981	317,516	631,324	1,060,456
FHA	—	77,236	44,668	137,973
CMBS/Conduit	34,000	20,650	211,325	36,883
Private Label	80,740	—	80,740	—
Total	$1,415,816	$1,411,064	$3,550,015	$3,500,182
Total loan commitment volume	$1,477,436	$1,376,376	$3,626,528	$3,499,569

Loan Sales Data:
Agency Business
Fannie Mae	$1,141,780	$867,601	$2,556,781	$2,175,846
Freddie Mac	262,735	286,423	663,053	974,551
FHA	49,915	15,330	82,085	83,443
CMBS/Conduit	34,000	20,650	211,324	36,883
Total	$1,488,430	$1,190,004	$3,513,243	$3,270,723
Sales margin (fee-based services as a % of loan sales)	1.43%	1.47%	1.48%	1.57%
MSR rate (MSR income as a % of loan commitments)	2.02%	1.83%	1.73%	1.79%

	September 30, 2019
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$14,616,816	49.2	8.1
Freddie Mac	4,664,750	30.0	11.0
FHA	684,316	15.4	19.2
Total	$19,965,882	43.5	9.2

	December 31, 2018
Fannie Mae	$13,562,667	51.3	7.4
Freddie Mac	4,394,287	30.8	10.8
FHA	644,687	15.5	19.6
Total	$18,601,641	45.2	8.6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs and our own Private Label loans. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs and intend to do the same for our Private Label loans.

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

Fees and other revenues recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs. Revenue recognized from the origination and sale of mortgage loans consists of gains on sale of loans (net of any direct loan origination costs incurred), commitment fees, broker fees, loan assumption fees and loan origination fees. These gains and fees are collectively referred to as gain on sales, including fee-based services, net. We generally record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans and earnings on escrows, net of amortization on the MSR assets recorded.  These originations, selling and servicing fees and other revenues are included in our Agency Business results. Although we have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate.

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

Significant Developments During the Third Quarter of 2019

Agency Business Activity.

•                  Loan originations and sales totaled $1.42 billion and $1.49 billion, respectively; and

•                  Our fee-based servicing portfolio grew 3% to $19.97 billion.

Structured Business Activity.  Our Structured loan and investment portfolio grew 1% to $3.97 billion on loan originations totaling $541.5 million, partially offset by loan runoff of $456.8 million.

Financing Activity. We entered into a new $200.0 million credit facility increasing the capacity in our Structured Business.

Dividend. We raised our quarterly dividend to $0.30 per share, which represents a 3% increase from the dividend declared in the second quarter of 2019.

Subsequent Events.

•                  In October 2019, we issued $110.0 million aggregate principal amount of 4.75% Notes due 2024 in a private placement and received net proceeds of $108.2 million; and

•                  In October 2019, we sold 2,975,000 shares through our “At-The-Market” equity program for net proceeds of $38.6 million.

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

Although the Federal Reserve has been gradually increasing the federal funds rate since 2015 overall, to date, we have not been significantly impacted by rate changes and do not anticipate a significant decline in origination volume or profitability as interest rates remain at relatively low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases or decreases by the Federal Reserve, combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In September 2019, the Federal Housing Finance Agency’s (“FHFA”) announced a revised cap structure to its previously released GSE 2019 Scorecard. The loan origination caps for both Fannie Mae and Freddie Mac were adjusted to $100 billion for each enterprise for a combined total of $200 billion (“2019/2020 Caps”) and will run for a five-quarter period through the end of 2020. The 2019/2020 Caps apply to all multifamily business and has no exclusions. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2019 to December 31, 2018:

Our Structured loan and investment portfolio balance was $3.97 billion and $3.28 billion at September 30, 2019 and December 31, 2018, respectively.  This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $732.4 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.33% and 7.02% at September 30, 2019 and December 31, 2018, respectively.  Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.04% and 7.66% at September 30, 2019 and December 31, 2018, respectively.  Advances on our financing facilities totaled $3.52 billion and $2.89 billion at September 30, 2019 and December 31, 2018, respectively, with a weighted average funding cost of 4.11% and 4.66%, respectively, which excludes financing costs.  Including financing costs, the weighted average funding rate was 4.65% and 5.24% at September 30, 2019 and December 31, 2018, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Loans originated	$541,474	$1,971,872
Number of loans	32	107
Weighted average interest rate	6.29%	6.76%

Loan paid-off / paid-down	$456,847	$1,239,449
Number of loans	43	112
Weighted average interest rate	7.10%	7.35%

Loans extended	$384,676	$713,165
Number of loans	18	41

Loans held-for-sale from the Agency Business increased $56.2 million, primarily related to loan originations exceeding loan sales during the nine months ended September 30, 2019 by $36.8 million as noted in the following table (in thousands), along with $21.9 million of loan fundings on construction holdbacks. These loans are generally sold within 60 days from the loan origination date.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$1,097,095	$1,141,780	$2,581,958	$2,556,781
Freddie Mac	203,981	262,735	631,324	663,053
FHA	—	49,915	44,668	82,085
CMBS/Conduit	34,000	34,000	211,325	211,324
Private Label	80,740	—	80,740	—
Total	$1,415,816	$1,488,430	$3,550,015	$3,513,243

Securities held-to-maturity increased $18.8 million due to the purchase of SFR bonds.

Investments in equity affiliates increased $15.1 million, due to a $9.0 million investment in AMAC III, a multifamily-focused commercial real estate investment fund, and income from our investment in a residential mortgage banking business of $6.1 million. See Note 8 for details.

Other assets increased $26.6 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease ROU asset (see Note 2 for details), and an increase in interest and fee receivables.

Liabilities — Comparison of balances at September 30, 2019 to December 31, 2018:

Credit facilities and repurchase agreements increased $250.1 million, primarily due to funding of new structured loan activity and the financing of securities.

Collateralized loan obligations increased $283.4 million, primarily due to the issuance of a new CLO, where we issued $533.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $250.3 million.

Senior unsecured notes increased $88.7 million due to our issuance of $90.0 million of our 5.75% Notes.

Other liabilities increased $19.1 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease liability, partially offset by the payment made in 2019 of the special dividend declared in 2018.

Equity

We completed a public offering where we sold 9,200,000 shares of our common stock for $12.58 per share, and received net proceeds of $115.6 million. We used a portion of the net proceeds from this offering to purchase an aggregate of 920,000 shares of our common stock from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

Distributions — Dividends declared (on a per share basis) for the nine months ended September 30, 2019 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125
July 31, 2019	$0.29	July 31, 2019	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on July 31, 2019 was for June 1, 2019 through August 31, 2019, the dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019 and the dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019.

Common Stock — On October 30, 2019, the Board of Directors declared a cash dividend of $0.30 per share of common stock.  The dividend is payable on December 2, 2019 to common stockholders of record as of the close of business on November 15, 2019.

Preferred Stock — On October 30, 2019, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2019 through November 30, 2019 and are payable on December 2, 2019 to preferred stockholders of record on November 15, 2019.

Deferred Compensation

We issued 516,691 shares of restricted stock to our employees, including our chief executive officer, 55,244 shares to the independent members of the Board of Directors and up to 352,427 shares of performance-based restricted common stock units and 246,508 shares of performance-based restricted stock to our chief executive officer during the nine months ended September 30, 2019.  See Note 16 for details.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2019
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$14,616,816	2,336	3.0	8.5	94%	6%	4.58%	10.58%	0.25%
Freddie Mac	4,664,750	1,503	2.0	12.7	97%	3%	4.25%	9.40%	0.36%
FHA	684,316	90	3.5	32.1	100%	0%	3.72%	3.03%	0.00%
Total	$19,965,882	3,929	2.8	10.3	95%	5%	4.47%	10.04%	0.27%

	December 31, 2018
Fannie Mae	$13,562,667	2,232	3.1	8.2	91%	9%	4.70%	13.33%	0.26%
Freddie Mac	4,394,287	1,415	1.6	12.8	96%	4%	4.24%	7.54%	0.00%
FHA	644,687	91	3.1	32.3	100%	0%	3.68%	1.15%	0.00%
Total	$18,601,641	3,738	2.7	10.1	92%	8%	4.56%	11.54%	0.19%

(1)   Prepayments reflect loans repaid prior to nine months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.

(2)   Delinquent loans reflect loans that are contractually 60 days or more past due. As of September 30, 2019 and December 31, 2018, delinquent loans totaled $53.2 million and $35.6 million, respectively, of which $36.5 million and $35.6 million, respectively, were in the foreclosure process. In addition, as of September 30, 2019, loans collateralizing our servicing portfolio totaling $10.0 million are currently in bankruptcy.

Our servicing portfolio represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days from the date the loan is funded. Primarily all of the loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 11.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	Amount	Percent

Interest income	$80,509	$67,500	$13,009	19%
Interest expense	48,064	39,548	8,516	22%
Net interest income	32,445	27,952	4,493	16%
Other revenue:
Gain on sales, including fee-based services, net	21,298	17,451	3,847	22%
Mortgage servicing rights	29,911	25,216	4,695	19%
Servicing revenue, net	13,790	14,244	(454)	(3)%
Property operating income	2,237	2,651	(414)	(16)%
Other income, net	(4,678)	(3,982)	(696)	17%
Total other revenue	62,558	55,580	6,978	13%
Other expenses:
Employee compensation and benefits	32,861	27,775	5,086	18%
Selling and administrative	10,882	9,994	888	9%
Property operating expenses	2,563	2,437	126	5%
Depreciation and amortization	1,841	1,848	(7)	0%
Provision for loss sharing (net of recoveries)	735	2,019	(1,284)	(64)%
Provision for loan losses (net of recoveries)	—	836	(836)	nm
Litigation settlement gain	—	(10,170)	10,170	nm
Total other expenses	48,882	34,739	14,143	41%
Income before extinguishment of debt, income from equity affiliates and income taxes	46,121	48,793	(2,672)	(5)%
Loss on extinguishment of debt	—	(4,960)	4,960	nm
Income (loss) from equity affiliates	3,718	(1,028)	4,746	nm
Provision for income taxes	(6,623)	(5,381)	(1,242)	23%
Net income	43,216	37,424	5,792	15%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	7,363	7,799	(436)	(6)%
Net income attributable to common stockholders	$33,965	$27,737	$6,228	22%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,496,683	$60,716	6.89%	$3,015,203	$54,786	7.21%
Mezzanine / junior participation loans	213,568	6,115	11.36%	88,954	2,481	11.07%
Preferred equity investments	181,430	5,445	11.91%	154,459	3,248	8.34%
Other	45,903	324	2.80%	—	—	—
Core interest-earning assets	3,937,584	72,600	7.31%	3,258,616	60,515	7.37%
Cash equivalents	325,294	1,229	1.50%	218,857	717	1.30%
Total interest-earning assets	$4,262,878	$73,829	6.87%	$3,477,473	$61,232	6.99%

Structured Business interest-bearing liabilities:

CLO	$1,892,274	$19,970	4.19%	$1,596,920	$17,982	4.47%
Warehouse lines	921,160	11,525	4.96%	650,964	7,161	4.36%
Unsecured debt	480,733	8,294	6.84%	386,726	7,056	7.24%
Trust preferred	154,336	2,070	5.32%	154,379	2,059	5.29%
Debt fund	70,000	1,350	7.65%	68,293	1,250	7.26%
Total interest-bearing liabilities	$3,518,503	43,209	4.87%	$2,857,282	35,508	4.93%
Net interest income		$30,620			$25,724

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $12.6 million, or 21%, from our Structured Business. The increase was primarily due to a 21% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff.

The increase in interest expense is primarily due to an increase of $7.7 million, or 22%, from our Structured Business. The increase was primarily due to a 23% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of an additional CLO and unsecured debt.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 25% increase ($298.4 million) in loan sales volume, partially offset by a 3% decrease in sales margin (gain on sale, including fee-based services, net as a percentage of loan sales volume) from 1.47% to 1.43%.

The increase in income from MSRs was primarily due to a 10% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.83% to 2.02%, and a $101.1 million, or 7%, increase in loan commitment volume. The increase in the MSR rate was primarily due to an increase in the average servicing fee on loan commitments in the third quarter of 2019.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase of $4.0 million, or 19%, from our Agency Business. The increase was primarily due to increases in accrued compensation and headcount associated with portfolio growth.

The decrease in our provision for loss sharing was primarily related to a $1.7 million specific provision recorded in the third quarter of 2018.

The provision for loan losses in the third quarter of 2018 was primarily due to additional reserves of $2.2 million, partially offset by $1.4 million of net payments received related to previously written-off investments.

The litigation settlement gain in the third quarter of 2018 was due to net proceeds received in July 2018 from the settlement of a litigation related to a prior investment.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in the third quarter of 2018 was due to the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes (utilizing the proceeds from our 5.25% Convertible Notes) for a combination of $219.8 million in cash and 6.8 million shares of our common stock.

Income (loss) from Equity Affiliates

Income from equity affiliates in the third quarter of 2019 primarily reflects income from our investment in a residential mortgage banking business of $2.6 million and distributions from an equity investment totaling $1.2 million. Loss from equity affiliates in the third quarter of 2018 primarily reflects a $2.2 million other-than-temporary impairment recorded on one of our investments, partially offset by distributions from an equity investment totaling $0.7 million and $0.4 million of income from our investment in a residential mortgage banking business. See Note 8 for details.

Provision for Income Taxes

In the three months ended September 30, 2019 and 2018, we recorded a tax provision of $6.6 million and $5.4 million, respectively. The tax provision recorded in the three months ended September 30, 2019 consisted of a current tax provision of $4.4 million and a deferred tax provision of $2.2 million. The tax provision in the three months ended September 30, 2018 consisted of a current tax provision of $6.7 million and a deferred tax benefit of $1.3 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,484,094 OP Units and 20,653,584 OP Units outstanding as of September 30, 2019 and 2018, respectively, which represented 17.8% and 21.4% of our outstanding stock at September 30, 2019 and 2018, respectively.

Comparison of Results of Operations for the Nine months Ended September 30, 2019 and 2018

The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	Amount	Percent

Interest income	$233,957	$178,408	$55,549	31%
Interest expense	138,213	110,819	27,394	25%
Net interest income	95,744	67,589	28,155	42%
Other revenue:
Gain on sales, including fee-based services, net	51,897	51,266	631	1%
Mortgage servicing rights	62,852	62,787	65	0%
Servicing revenue, net	39,954	34,662	5,292	15%
Property operating income	8,187	8,525	(338)	(4)%
Other income, net	(5,412)	(1,574)	(3,838)	nm
Total other revenue	157,478	155,666	1,812	1%
Other expenses:
Employee compensation and benefits	93,647	84,084	9,563	11%
Selling and administrative	31,122	27,783	3,339	12%
Property operating expenses	7,649	8,089	(440)	(5)%
Depreciation and amortization	5,663	5,539	124	2%
Impairment loss on real estate owned	1,000	2,000	(1,000)	(50)%
Provision for loss sharing (net of recoveries)	1,557	2,840	(1,283)	(45)%
Provision for loan losses (net of recoveries)	—	(967)	967	nm
Litigation settlement gain	—	(10,170)	10,170	nm
Total other expenses	140,638	119,198	21,440	18%
Income before extinguishment of debt, income from equity affiliates and income taxes	112,584	104,057	8,527	8%
Loss on extinguishment of debt	(128)	(4,960)	4,832	(97)%
Income from equity affiliates	9,133	1,104	8,029	nm
Provision for income taxes	(10,963)	(1,096)	(9,867)	nm
Net income	110,626	99,105	11,521	12%
Preferred stock dividends	5,665	5,665	—	—
Net income attributable to noncontrolling interest	19,429	22,347	(2,918)	(13)%
Net income attributable to common stockholders	$85,532	$71,093	$14,439	20%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$3,257,310	$180,257	7.40%	$2,703,294	$142,524	7.05%
Preferred equity investments	181,550	15,614	11.50%	164,818	10,874	8.82%
Mezzanine / junior participation loans	173,484	15,213	11.72%	84,637	7,637	12.06%
Other	23,580	550	3.12%	—	—	—
Core interest-earning assets	3,635,924	211,634	7.78%	2,952,749	161,035	7.29%
Cash equivalents	345,531	4,148	1.61%	213,233	1,610	1.01%
Total interest-earning assets	$3,981,455	$215,782	7.25%	$3,165,982	$162,645	6.87%

Structured Business interest-bearing liabilities:

CLO	$1,742,738	$59,434	4.56%	$1,493,756	$49,499	4.43%
Warehouse lines	856,667	32,581	5.08%	477,617	16,300	4.56%
Unsecured debt	454,872	23,623	6.94%	373,995	25,191	9.01%
Trust preferred	154,336	6,373	5.52%	154,379	5,787	5.01%
Debt fund	70,000	4,171	7.97%	68,206	3,547	6.95%
Total interest-bearing liabilities	$3,278,613	126,182	5.15%	$2,567,953	100,324	5.22%
Net interest income		$89,600			$62,321

(1)         Based on UPB for loans, amortized cost for securities and principal amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was primarily due to an increase of $53.1 million, or 33%, from our Structured Business. The increase was primarily due to a 23% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and a 7% increase in the average yield on core interest-earning assets, largely due to increases in the average LIBOR rate and acceleration fees from early runoff, in addition to default interest and fees on a loan that paid off during the nine months ended September 30, 2019.

The increase in interest expense is primarily due to an increase of $25.9 million, or 26%, from our Structured Business. The increase was primarily due to a 28% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional CLO and unsecured debt.

Agency Business Revenue

The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in average escrow balances and the average LIBOR rate. Our servicing portfolio increased 12% from $17.79 billion at September 30, 2018 to $19.97 billion at September 30, 2019.  Our servicing revenue, net in the nine months ended September 30, 2019 and 2018, included $36.7 million and $35.6 million, respectively, of amortization expense.

Other Income, Net

The decrease in other income, net was due to changes in the fair value of rate lock commitments in our Agency Business. See Note 13 for details.

Other Expenses

The increase in employee compensation and benefits expense is comprised of $7.5 million from our Agency Business and $2.0 million from our Structured Business. The increase in both businesses is primarily due to increases in accrued compensation and headcount associated with each business’s portfolio growth.

The increase in selling and administrative expenses was primarily due to a $3.6 million increase in our Structured Business, mainly from higher professional fees.

Impairment loss on real estate owned was $1.0 million and $2.0 million in the nine months ended September 30, 2019 and 2018, respectively.  During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 for details.

The decrease in our provision for loss sharing was primarily related to a $1.7 million specific provision recorded in the nine months ended September 30, 2018.

The recovery for loan losses for the nine months ended September 30, 2018 was due to a $31.6 million settlement of a preferred equity investment with a carrying value of $29.1 million resulting in a $2.5 million recovery and $2.3 million of payments received on previously written-off loans and investments. These recoveries were partially offset by additional reserves of $3.9 million.

The litigation settlement gain in the nine months ended September 30, 2018 was due to net proceeds received in July 2018 from the settlement of a litigation related to a prior investment.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in the third quarter of 2018 was due to the exchange of our 5.375% Convertible Notes and 6.50% Convertible Notes (utilizing the proceeds from our 5.25% Convertible Notes) for a combination of $219.8 million in cash and 6.8 million shares of our common stock.

Income from Equity Affiliates

Income from equity affiliates in the nine months ended September 30, 2019 primarily reflects income from our investment in a residential mortgage banking business of $6.1 million and distributions from an equity investment totaling $3.0 million. Income from equity affiliates in the nine months ended September 30, 2018 primarily reflects distributions from an equity investment totaling $1.9 million and $1.2 million of income from our investment in a residential mortgage banking business, partially offset by a $2.2 million other-than-temporary impairment recorded on one of our investments. See Note 8 for details.

Provision for Income Taxes

In the nine months ended September 30, 2019 and 2018, we recorded a tax provision of $11.0 million and $1.1 million, respectively. The tax provision recorded in the nine months ended September 30, 2019 consisted of a current tax provision of $12.0 million and a deferred tax benefit of $1.0 million. The tax provision in the nine months ended September 30, 2018 consisted of a current tax provision of $15.6 million and a deferred tax benefit of $14.5 million. The deferred tax benefit in the nine months ended September 30, 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,484,094 OP Units and 20,653,584 OP Units outstanding as of September 30, 2019 and 2018, respectively, which represented 17.8% and 21.4% of our outstanding stock at September 30, 2019 and 2018, respectively.

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

Cash Flows. Cash flows provided by operating activities totaled $57.2 million during the nine months ended September 30, 2019 and consisted primarily of net income of $110.6 million, partially offset by net cash outflows of $56.8 million as a result of loan originations exceeding loan sales in our Agency Business.

Cash flows used in investing activities totaled $682.5 million during the nine months ended September 30, 2019.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.90 billion, net of payoffs and paydowns of $1.24 billion, resulted in net cash outflows of $651.3 million. Cash outflows also included $20.0 million to purchase SFR bonds and a $9.0 million investment in a new equity investment.

Cash flows provided by financing activities totaled $610.0 million during the nine months ended September 30, 2019, and consisted primarily of net proceeds of $282.8 million from CLO activity, net cash inflows of $250.1 million from debt facility activities (funded loan originations were greater than facility paydowns), $117.9 million of net proceeds from the issuances of common stock and $90.0 million received from the issuance of senior unsecured notes. These cash inflows were partially offset by $100.1 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of September 30, 2019. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $1.3 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12.

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	September 30, 2019
Debt Instruments	Commitment (1)	UPB (2)	Available	Maturity Dates

Structured Business
Credit facilities and repurchase agreements	$1,803,915	$926,819	$877,096	2020 - 2022
Collateralized loan obligations (3)	1,892,274	1,892,274	—	2019 - 2024
Debt fund (3)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	215,000	215,000	—	2023 - 2024
Convertible senior unsecured notes	265,705	265,705	—	2019 - 2021
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	4,401,230	3,524,134	877,096

Agency Business
Credit facilities (4)	1,800,000	461,429	1,338,571	2019 - 2020

Consolidated total	$6,201,230	$3,985,563	$2,215,667

(1)         Includes temporary increases to committed amounts which have not expired as of September 30, 2019.

(2)         Excludes the impact of deferred financing costs.

(3)         Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2019.

(4)         The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10.

Contractual Obligations. During the nine months ended September 30, 2019, the following significant changes were made to our contractual obligations disclosed in our 2018 Annual Report; (1) closed CLO XI issuing $533.0 million of investment grade notes to third party investors; (2) unwound CLO VI redeeming $250.3 million of outstanding notes; (3) issued $90.0 million of our 5.75% Notes; and (4) closed new and modified existing credit facilities.

See Note 10 for details and refer to Note 14 for a description of our debt maturities by year and unfunded commitments as of September 30, 2019.

Off-Balance Sheet Arrangements. At September 30, 2019, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2018 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2019, there were no material changes to these policies, except for the lease policy established in connection with the adoption of ASU 2016-02, Leases (Topic 842), See Note 2 for details.

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

FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income attributable to common stockholders	$33,965	$27,737	$85,532	$71,093
Adjustments:
Net income attributable to noncontrolling interest	7,363	7,799	19,429	22,347
Impairment loss on real estate owned	—	—	1,000	2,000
Depreciation - real estate owned	174	177	524	533
Depreciation - investments in equity affiliates	133	125	378	374
Funds from operations (1)	$41,635	$35,838	$106,863	$96,347
Adjustments:
Income from mortgage servicing rights	(29,911)	(25,216)	(62,852)	(62,787)
Impairment loss on real estate owned	—	—	(1,000)	(2,000)
Deferred tax provision (benefit)	2,223	(1,319)	(1,026)	(14,454)
Amortization and write-offs of MSRs	18,904	18,989	52,558	52,868
Depreciation and amortization	2,482	2,525	7,595	7,035
Net loss on changes in fair value of GSE-related derivatives	4,745	4,388	6,106	2,331
Stock-based compensation	2,316	1,192	7,574	4,838
Adjusted funds from operations (1)	$42,394	$36,397	$115,818	$84,178

Diluted FFO per share (1)	$0.35	$0.36	$0.95	$1.06
Diluted AFFO per share (1)	$0.36	$0.37	$1.02	$0.92
Diluted weighted average shares outstanding (1)	117,468,044	98,435,964	113,033,968	91,133,607

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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease

Interest income from loans and investments	$3,961,709	$3,786	$(3,014)	$9,243	$(5,922)
Interest expense from debt obligations	(3,524,134)	7,604	(7,604)	15,208	(15,208)
Total net interest income		$(3,818)	$4,590	$(5,965)	$9,286

(1)         Represents the UPB of our loan portfolio and the principal balance of our debt.

Based on our structured loans and investments and corresponding debt as of September 30, 2019, increases in LIBOR of 0.25% and 0.50% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of September 30, 2019, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We also receive interest on cash, restricted cash and escrow balances.  While the interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates.  Based on our balances as of September 30, 2019, a 0.25% increase in rate would result in an increase in our annual interest received of $3.2 million.  Conversely, a 0.25% decrease in rate would result in a decrease of our annual interest received by the same amount.

Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point increase to the five-year and ten-year swap rates would have resulted in a $1.9 million gain in the nine months ended September 30, 2019, while a 25 basis point decrease in the rates would have resulted in a loss of $1.9 million.

Our Agency Business originates, sells and services a range of multifamily finance products with Fannie Mae, Freddie Mac and HUD. Our loans held-for-sale to these agencies are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we establish the interest rate with the investor.

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $10.8 million as of September 30, 2019, while a 100 basis point decrease would increase the fair value by $11.4 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2019.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 14.  We have not made a loss accrual for any litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2019, filed on November 1, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: November 1, 2019	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: November 1, 2019	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer