Form 10-K
period 2019-12-31
ARBOR REALTY TRUST INC
filed 2020-02-14
CIK 1253986

Use these links to rapidly review the document
INDEX
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2019 (computed based on the closing price on such date as reported on the NYSE) was $1.06 billion. As of February 7, 2020, the registrant had 111,246,371 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD"). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs and during the second half of 2019, we began to originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans. We intend to pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche bond referred to as the "B Piece."

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

Business Objectives and Strategy

        Our principal business objectives are to maximize the difference between the yield on our investments and the cost of financing these investments, to grow the stable earnings associated with the servicing portfolio of our agency platform, to generate cash available for distribution and facilitate capital appreciation. We believe we can achieve these objectives and maximize the total return to our stockholders through the following investment strategies.

Investment Strategy

        The financing of multifamily, single-family rental and commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of our borrowers through fully integrated, comprehensive product offerings. We employ the following investment strategies:

        Provide Customized Financing.    We provide customized financing to meet the needs of our borrowers. We target borrowers whose options may be limited by conventional bank financing, have demonstrated a history of enhancing the value of the properties they operate and who may benefit from the customized financing solutions we offer.

        Execute Transactions Rapidly.    We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that our rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans quickly gives us a competitive advantage.

        Manage Credit Quality.    A critical component of our strategy is our ability to manage the real estate risks associated with our investment portfolio. We actively manage the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning investments to improve credit quality and yield.

        Use Our Relationships with Existing Borrowers.    We have solid relationships with a large nationwide borrower base and maintain a strong reputation in the commercial real estate finance industry. Through the expertise of our originators, we offer a wide range of customized financing solutions and benefit from our existing customer base by using existing business to create potential refinancing opportunities.

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

        Our bridge loans are predominantly secured by first mortgage liens on the properties. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers typically use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Through our Agency Business, we focus primarily on the following investment types:

        GSE and HUD Agency Lending.    We are one of 25 approved lenders that participate in Fannie Mae's DUS program and one of 23 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 12 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. Our Agency Business underwrites, originates, sells and services multifamily mortgage loans across the U.S. through these programs and also originates and sells loans through the conduit markets. Our focus is primarily on small balance loans.

        Private Label.    Through our Agency Business, we underwrite, originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs. We intend to pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche bond referred to as the "B Piece."

        We retain the servicing rights and asset management responsibilities on substantially all Agency Business loans.

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

Structured Business Portfolio Overview

        Product type and asset class information about our loan and investment portfolio as of December 31, 2019 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge Loans	Multifamily	173	$3,112,957	5.76%	19.1
	Healthcare	10	203,694	7.54%	19.8
	Land	9	172,657	2.22%	1.5
	Hotel	4	142,300	6.41%	21.8
	Office	5	122,127	6.64%	6.2
	Retail	3	39,500	7.89%	21.0
	Other	13	43,597	6.57%	14.9

		217	3,836,832	5.77%	18.0

Mezzanine Loans	Multifamily	15	109,272	8.84%	55.7
	Land	3	48,832	11.14%	0.4
	Self Storage	1	12,713	11.00%	2.0
	Other	5	20,758	10.04%	43.5

		24	191,575	9.70%	36.7

Preferred Equity	Multifamily	8	178,478	7.65%	69.5
	Other	2	2,580	5.12%	18.1

		10	181,058	7.62%	68.8

Other	Single-Family Rental	12	41,575	4.86%	97.5
	Multifamily	9	28,571	0.00%	66.4

		21	70,146	2.88%	84.8

Total		272	$4,279,611	5.98%	22.1

(1)
"Weighted Average Pay Rate" is a weighted average, based on each loan's unpaid principal balances ("UPB"), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at maturity are not included in the weighted average pay rate as shown in the table.

        Asset class and geographic concentration information for our loan and investment portfolio as of December 31, 2019 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Concentrations	UPB	Percentage
Multifamily	$3,429,278	80%	New York	$749,859	18%
Land	221,489	5%	Texas	519,549	12%
Healthcare	203,694	5%	Georgia	389,814	9%
Hotel	142,300	3%	North Carolina	265,917	6%
Office	134,007	3%	California	234,354	5%
Single-Family Rental	71,592	2%	Alabama	227,139	5%
Retail	49,258	1%	Illinois	197,069	5%
Self Storage	26,293	1%	Pennsylvania	179,816	4%
Other	1,700	<1%	Other(1)	1,516,094	36%

Total	$4,279,611	100%	Total	$4,279,611	100%

(1)
No other individual state represented 4% or more of the total.

        The overall yield on our loan and investment portfolio in 2019 was 7.04% on average assets of $4.11 billion, which was computed by dividing the interest income earned during 2019 by the average assets during 2019. Our cost of funds in 2019 was 4.99% on average borrowings of $3.40 billion, which was computed by dividing the interest expense incurred during 2019 by the average borrowings during 2019. As of December 31, 2019, our loan and investment portfolio was comprised of 88% floating rate loans and 12% fixed rate loans.

        We also own unconsolidated investments in equity affiliates totaling $41.8 million, which consists primarily of a joint venture formed to invest in a residential mortgage banking business and an investment in a multifamily-focused commercial real estate investment fund.

Agency Business Lending and Servicing Overview

        One of the Agency Business's primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans under GSE and HUD programs. Loans originated under GSE and HUD programs are generally sold within 60 days from the loan origination date. Our loan activity in 2019 was comprised of originations totaling $4.81 billion and sales totaling $4.40 billion. Our gains and fees as a percentage of our loan sales volume ("sales margin,") was 149 basis points for 2019.

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

        Product and geographic concentration information about our Agency Business servicing portfolio as of December 31, 2019 is as follows ($ in thousands):

Product Concentrations						Geographic Concentrations
Product	Loan Count	UPB(1)	Percent of Total	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (years)	State	UPB
Fannie Mae	2,349	$14,832,844	74%	49.3	7.8	Texas	19%
Freddie Mac	1,475	4,534,714	23%	30.0	10.6	North Carolina	9%
FHA	92	691,519	3%	15.4	18.7	New York	9%

Total	3,916	$20,059,077	100%	43.8	8.8	California	9%

						Florida	6%
						Georgia	6%
						Other(2)	42%

						Total	100%

(1)
Excludes loans which we are not collecting a servicing fee.

(2)
No other individual state represented 4% or more of the total.

Management Agreement

        In connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM" or our "Former Manager") in the third quarter of 2016 (the "Acquisition,") we had the option to fully internalize our management team and terminate the management agreement we had with ACM. Effective May 31, 2017, we exercised our option to fully internalize our management team and terminate the existing management agreement for $25.0 million. In addition, we also entered into a shared services agreement with ACM where we provide limited support services to ACM and it reimburses us for the costs of performing such services.

Operations

        The following describes our lending and investment process for both our Structured and Agency Businesses.

        Origination.    We have a network of sales offices in California, Florida, Georgia, Idaho, Indiana, Massachusetts, New Jersey, New York and Oklahoma that staff approximately 27 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower's needs. Loan originators in every sales office are able to offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

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

  •
  Market assessment, including property inspection, review of tenant lease files, surveys of comparable properties and an analysis of area economic and demographic trends;

  •
  Review of an acceptable mortgagee's title policy and an "as built" survey;

  •
  Construction quality of the property to determine future maintenance and capital expenditure requirements;

  •
  The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and

  •
  For any application for one of our Agency products, we will underwrite the loan to the relevant agency or Company guidelines.

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

        Our structured finance investments are financed primarily by collateralized loan obligations ("CLOs"), credit facilities and repurchase agreements with institutional lenders, and senior and convertible debt instruments. Although we expect that these will be the principal means of leveraging these investments, we may issue common stock, preferred stock or senior, unsecured or convertible notes of any maturity if it appears advantageous to do so.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM has approximately 15% of the voting interest in our stock as of December 31, 2019. Our chairman and chief executive officer is also the chief executive officer of ACM and beneficially owns approximately 31% of the outstanding membership interests of ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. Our general counsel is also the general counsel to ACM. Our chief financial officer is the chief financial officer of ACM. Our treasurer is the treasurer of ACM. Our chief executive officer, one of our directors, general counsel, chief financial officer and treasurer, as well as our executive vice president of structured finance, executive vice president of structured securitization and chief credit officer, are members of ACM's executive committee and, excluding our chief executive officer, own minority membership interests in ACM.

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

Employees

        At December 31, 2019, we employed 532 individuals, none of which are represented by a union or subject to a collective bargaining agreement.

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

        The Financial Accounting Standards Board ("FASB") has adopted a new accounting standard that will be effective for us beginning in 2020. This standard, referred to as Current Expected Credit Loss, or "CECL," will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and debt securities, including loans sold to certain GSEs, and recognize the expected credit losses through the statement of income. This will change the current method of providing credit losses that are probable, which will require us to increase our credit losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of expected losses. Any increase in our credit losses, or expenses incurred to determine the appropriate level of expected credit losses, may have a material adverse effect on our financial condition and results of operations. See Note 2 for details.

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

        Additional liquidity, future equity or debt financing may not be available on terms that are favorable to us, or at all. Our ability to access additional debt and equity capital depends on various conditions in these markets, which are beyond our control. If we do complete future equity offerings, they could be dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity and operating results.

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

Changes in interest rates and the potential replacement of LIBOR could have an adverse effect on our net investment income.

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

        In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. We have formed a task force composed of individuals from treasury, finance, marketing, asset management, servicing, compliance, and legal who are responsible for overseeing the coordination of our transition from LIBOR, which includes evaluating and mitigating the risks associated with the transition. Key areas of focus for the task force include managing the transition for legacy transactions, updating agreements and contracts that may use LIBOR as a reference rate, modifying policies and procedures to account for the transition, communicating with our internal and external stakeholders, and preparing for the risks associated with transitioning from LIBOR to its ultimate successor. As it carries out its responsibilities, the task force is responsible for considering and helping to mitigate all financial, customer/counterparty, regulatory and legal impacts. Even with seamless execution on the part of the task force, the transition away from LIBOR may ultimately have a material adverse effect on our business, financial condition and results of operations, including the result of changes in interest rates payable to us by our borrowers or payable by us to our lenders.

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

We invest in multifamily and commercial real estate loans, which may involve a greater risk of loss than single-family real estate loans.

        Our investments include multifamily and commercial real estate loans that may involve a higher degree of risk than single-family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity and provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

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

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations. See Note 15 for information on our current litigation.

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

        Currently, the Agency Business originates a significant portion of its loans for sale through GSE and HUD programs. The Agency Business is approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in New York, New Jersey and Connecticut, a Freddie Mac Targeted Affordable Housing, Manufactured Housing Community, Seniors Housing and SBL lender nationwide, a HUD MAP and LEAN lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

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

        Currently, the Agency Business originates a significant portion of its loans for sale through GSE and HUD programs. Additionally, a substantial majority of our servicing rights are derived from loans we sell through GSE and HUD programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we may originate with the GSEs, which in turn would lead to a reduction in fee and interest income we derive with respect to such loans and would also adversely affect our servicing revenue. These effects would likely cause our Agency Business to realize significantly lower revenues from loan originations and servicing fees and ultimately would have a material adverse impact on our financial results.

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

Housing Finance Reform

        In the past, members of Congress have introduced several bills to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs' activities prior to being wound down or placed into receivership. The Trump Administration has made comments indicating that housing finance reform may be on its agenda, however, it is unclear at this time what its goals are with respect to the future of the GSE's.

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

        In September 2019, the FHFA announced a revised cap structure to its previously released GSE 2019 Scorecard. The loan origination caps for both Fannie Mae and Freddie Mac were adjusted to $100 billion for each enterprise for a combined total of $200 billion ("2019/2020 Caps") and will run for a five-quarter period through the end of 2020. The 2019/2020 Caps apply to all multifamily business and has no exclusions. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Our Agency Business is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral with Fannie Mae and we are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2019, the Agency Business had pledged $45.0 million as collateral against future losses under $14.83 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2019, the Agency Business's allowance for loss-sharing balance was $34.6 million. We cannot ensure that this balance will be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

We satisfy all of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit became unavailable to us for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

        Our Agency Business is required to pledge restricted cash as collateral for possible losses resulting from loans originated under the Fannie Mae DUS program in accordance with the terms of loss sharing agreements with Fannie Mae. As of December 31, 2019, this requirement totaled $46.3 million and was satisfied with a $45.0 million letter of credit issued to Fannie Mae by one of our lenders and $1.9 million of cash collateral. Our letter of credit facility expires in September 2020. The facility is collateralized by the servicing cash flow generated from the Agency Business's Fannie Mae portfolio and contains certain financial and other covenants. If we fail to satisfy any of these covenants, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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

Through our Private Label platform we expect to engage in securitization transactions relating to real estate mortgage loans that expose us to potentially material risks.

        Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets.

        When engaging in securitization transactions, we may also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we may retain various third-party service providers when we engage in securitization transactions, including special servicers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

The securitization market is subject to an evolving regulatory environment that may affect certain aspects of these activities.

        As a result of the dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain at least 5% of the risk associated with the securities. To the extent we utilize the securitization market and retain this risk of loss from subordinate interests or B Piece bonds in our CLO and Private Label securitizations, this could reduce our returns in these transactions.

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

        Certain Agency Business operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires the Agency Business to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires its DUS lenders to maintain collateral, which may include pledged securities, for their risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

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

        Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 60 to 75 basis points in 2013, which applied to a large portion of the Agency Business's outstanding Fannie Mae at risk portfolio. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 48 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae has indicated that it may increase collateral requirements in the future, which may adversely impact our Agency Business.

If we are unable to safeguard against cyber security breaches and cyber-attacks with respect to our information systems, our business may be adversely affected.

        Cyber security incidents and cyber-attacks, which includes, but is not limited to, malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could incur increased litigation as a result of any potential cyber-security breach. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

Risks Related to Our Corporate and Ownership Structure

We are significantly influenced by ACM and our chief executive officer.

        Our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 31% of the outstanding membership interests of ACM. ACM has approximately 15% of the voting power of our outstanding stock as of December 31, 2019. As a result of our chief executive officer's beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 16% of the voting power of our outstanding stock as of December 31, 2019. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

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

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2022, 2020 and 2021, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The "taxable mortgage pool" rules may increase the taxes that we may incur and reduce the amount of our distributions to our shareholders.

        Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. So long as 100% of the equity interests in a taxable mortgage pool are owned by an entity that qualifies as a REIT, including our subsidiary Arbor Realty SR, Inc., we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other tax benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. To the extent that we elect to retain excess inclusion income attributable to the taxable mortgage pool rather than passing it through to our stockholders, we may incur corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to our stockholders by the amount of tax paid by us.

The "taxable mortgage pool" rules may limit the manner in which we effect future securitizations.

        Certain of our securitization and other financing transactions could result in us, or a portion of our assets, to be treated as a taxable mortgage pools for federal income tax purposes. If we enter into such transactions, we could be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization and financing transactions.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal corporate offices are located in leased space at 333 Earle Ovington Boulevard, Uniondale, New York, 11553.

Item 3.    Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than the litigation described in Note 15 of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." On February 6, 2020, there were 56,687 record holders of our common stock, including persons holding shares in broker accounts under street names.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2019 regarding the 2017 Amended Omnibus Stock Incentive Plan, as amended and restated (the "2017 Plan"), which is our only equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Plan	0	N/A	1,377,848
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	1,377,848

Stockholder Return

        The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2014 to December 31, 2019. The graph assumes a $100 investment on January 1, 2015 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from S&P Global Market Intelligence.

Total Return Performance

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Arbor Realty Trust, Inc.	100.00	115.09	130.94	165.76	215.46	334.55
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT All REIT Index	100.00	102.29	111.79	122.14	117.14	150.01
FTSE NAREIT Mortgage REITs Index	100.00	91.12	111.95	134.10	130.71	158.60

        In accordance with SEC rules, this "Stockholder Return" section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this report ($ in thousands, except per share data).

	Year Ended December 31,
	2019	2018	2017	2016(1)	2015
Operating Data:
Net interest income	$129,541	$97,950	$66,105	$55,089	$64,933
Total other revenue	219,845	233,131	190,487	94,511	27,936
Total other expenses	182,308	169,454	149,889	110,920	74,067
Total other gains (losses), net	3,196	(3,845)	4,165	24,626	34,627
Provision for income taxes	(15,036)	(9,731)	(13,359)	(825)	—
Net income	155,238	148,051	97,509	62,481	53,429
Preferred stock dividends	7,554	7,554	7,554	7,554	7,554
Net income attributable to common stockholders	121,074	108,312	65,835	42,796	45,875
Share Data:
Income per share, basic	1.30	1.54	1.14	0.83	0.90
Income per share, diluted	1.27	1.50	1.12	0.83	0.90
Dividends declared per common share	1.14	1.13	0.72	0.62	0.58

	December 31,
	2019	2018	2017	2016(1)	2015
Balance Sheet Data:
Loans and investments, net	$4,189,960	$3,200,145	$2,579,127	$1,695,732	$1,450,334
Total assets	6,239,160	4,612,175	3,625,945	2,970,786	1,827,392
Total debt	4,621,938	3,314,869	2,531,236	2,018,118	1,173,189
Redeemable preferred stock	89,501	89,502	89,508	89,508	89,296
Total equity	1,356,027	1,065,566	864,556	747,038	565,091

	Year Ended December 31,
	2019	2018	2017	2016(1)	2015
Loan Volume Data:
Structured Business Originations
New loan originations	$2,803,251	$1,656,020	$1,842,974	$847,683	$828,218
Loan payoffs / paydowns	1,748,387	955,575	924,120	553,409	828,670
Agency Business Originations
Fannie Mae	$3,346,272	$3,332,100	$2,929,481	$1,668,581	$—
Freddie Mac	728,317	1,587,958	1,322,498	456,422	—
FHA	123,095	153,523	189,087	24,630	—
CMBS/Conduit	211,325	50,908	21,370	—	—
Private Label	401,216	—	—	—	—

Total	$4,810,225	$5,124,489	$4,462,436	$2,149,633	$—

Total loan commitment volume	$4,829,721	$5,104,072	$4,344,328	$2,129,720	$—

	Year Ended December 31,
	2019	2018	2017	2016(1)	2015
Agency Business Loan Sales
Fannie Mae	$3,296,523	$3,217,006	$3,223,953	$1,130,392	$—
Freddie Mac	786,993	1,540,483	1,399,029	332,320	—
FHA	106,271	115,747	170,554	29,673	—
CMBS/Conduit	211,325	50,908	21,370	—	—

Total(2)	$4,401,112	$4,924,144	$4,814,906	$1,492,385	$—

Sales margin (fee-based services as a % of loan sales)	1.49%	1.42%	1.51%	1.65%	—

MSR rate (MSR income as a % of loan commitments)	1.88%	1.94%	1.77%	2.11%	—

Other Data:
Funds from operations(3)	$149,895	$143,704	$94,330	$56,883	$43,902
Adjusted funds from operations(3)	158,013	113,055	83,880	48,992	58,262
Funds from operations per share, diluted(3)	1.29	1.53	1.17	0.92	0.86
Adjusted funds from operations per share, diluted(3)	1.36	1.21	1.04	0.79	1.14

(1)
The 2016 information includes the operating results and financial data of the Acquisition, which was completed on July 14, 2016. See Note 21 for details of the operating results and financial data pertaining to the Agency Business.

(2)
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

Overview

        Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Through our Agency Business, we originate, sell and service a range of multifamily finance products through GSE, HUD and CMBS programs and our own Private Label loans. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs and intend to do the same for our Private Label loans. We were previously externally managed and advised by ACM and on May 31, 2017 we exercised our option to fully internalize our management team and terminate the existing management agreement. We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met.

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

Significant Developments During 2019

        Capital Markets Activity.    We raised $713.5 million of capital, primarily through public offerings of our common stock, issuances of senior debt and convertible senior debt. We used a significant portion of the net proceeds from these capital raises to make investments related to our business, to redeem higher cost convertible senior debt and for general corporate purposes. See Note 11 and Note 17 for details.

Financing Activity.

  •
  We closed our eleventh and twelfth collateralized securitization vehicles (CLO XI and CLO XII) totaling $1.29 billion of real estate related assets and cash, of which $1.07 billion of investment grade notes were issued to third party investors and $120.7 million of below investment-grade notes and a $97.1 million equity interest in the portfolio were retained by us;

  •
  We completed the unwind of CLO VI and CLO VII, redeeming $529.3 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO XI and CLO XII), as well as with cash held by CLO VI and CLO VII; and

  •
  We increased the capacity in our credit facilities and repurchase agreements by approximately $1.00 billion, primarily from new facilities entered into in our Structured Business.

        See Note 11 for details of our financing activity.

        Dividend.    We raised our quarterly common dividend three times during 2019 to $0.30 per share, an 11% increase over the dividend declared in the fourth quarter of 2018 of $0.27 per share.

Agency Business Activity.

  •
  Loan originations and sales totaled $4.81 billion and $4.40 billion, respectively;

  •
  Our fee-based servicing portfolio grew 8% to $20.06 billion from $18.60 billion at December 31, 2018; and

  •
  In the second half of 2019, we began originating and servicing permanent financing loans underwritten using the guidelines of our existing agency loans (our Private Label loans); during 2019, we originated $401.2 million in loans under this new product, which is included in the total loan originations noted above.

Structured Business Activity.

  •
  Our Structured loan and investment portfolio grew 30% to $4.28 billion on loan originations totaling $2.80 billion, partially offset by loan runoff totaling $1.75 billion; and

  •
  During 2019, we began underwriting loans for single-family rental portfolios and originated $108.4 million under this new product, which is included in the total loan originations noted above.

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

        We rely on the capital markets to generate capital for financing the growth of our business. While we have been successful in generating capital through the debt and equity markets over the past several years, there can be no assurance that we will continue to have access to such markets. If we were to experience a prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

        The trend in recent years of the Federal Reserve gradually increasing the federal funds rate was reversed in 2019 as they reduced the rate three times from 5.50% at the beginning of 2019 to the current rate of 4.75%. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. To date, we have not been significantly impacted by rate changes and do not anticipate a significant decline in origination volume or profitability as interest rates remain at relatively low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases or decreases by the Federal Reserve, combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

        The Trump administration continues to focus on several issues that could impact interest rates and the U.S. economy. While there is uncertainty regarding the specifics and timing of any future policy changes, any such actions could impact our business.

        We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In September 2019, the FHFA announced a revised cap structure to its previously released GSE 2019 Scorecard. The loan origination caps for both Fannie Mae and Freddie Mac were adjusted to $100 billion for each enterprise for a combined total of $200 billion ("2019/2020 Caps") and will run for a five-quarter period through the end of 2020. The 2019/2020 Caps apply to all multifamily business and has no exclusions. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2019 to December 31, 2018:

        Our Structured loan and investment portfolio balance was $4.28 billion and $3.28 billion at December 31, 2019 and 2018, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $1.05 billion. See below for details.

        Our portfolio had a weighted average current interest pay rate of 5.98% and 7.02% at December 31, 2019 and 2018, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 6.68% and 7.66% at December 31, 2019 and 2018, respectively. Advances on our financing facilities totaled $3.93 billion and $2.89 billion at December 31, 2019 and 2018, respectively, with a weighted average funding cost of 3.82% and 4.66%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 4.35% and 5.24% at December 31, 2019 and 2018, respectively.

        Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2019	2018
Loans originated	$2,803,251	$1,656,020
Number of loans	173	90
Weighted average interest rate	6.50%	7.36%
Loans paid-off / paid-down	$1,748,387	$955,575
Number of loans	137	79
Weighted average interest rate	7.36%	7.60%
Loans extended	$808,140	$425,162
Number of loans	45	27

        Loans held-for-sale from the Agency Business increased $379.7 million, primarily related to $401.2 million of Private Label loan originations. Our Agency Business loan originations and loan sales during 2019 are noted in the following table (in thousands). Our GSE loans are generally sold within

60 days, while our Private Label loans are expected to be sold and securitized within 180 days from the loan origination date.

	Loan Originations	Loan Sales
Fannie Mae	$3,346,272	$3,296,523
Freddie Mac	728,317	786,993
FHA	123,095	106,271
CMBS/Conduit	211,325	211,325
Private Label	401,216	—

Total	$4,810,225	$4,401,112

        Securities held-to-maturity increased $12.3 million, primarily due to the purchase of $20.0 million of single-family rental ("SFR") bonds, partially offset by principal payments received from underlying loan payoffs from our B Piece bonds.

        Investments in equity affiliates increased $20.2 million, primarily due to investments in two new joint ventures totaling $13.3 million, and income from our investment in a residential mortgage banking business of $7.2 million. See Note 8 for details.

        Due from related party increased $9.4 million, primarily due to funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period. These amounts were remitted to us in early 2020.

        Other assets increased $39.7 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease ROU asset (see Note 2 for details), an increase in interest and fee receivables and the 2019 purchase of over-the-counter interest rate swap futures ("Swap Futures").

Liabilities—Comparison of balances at December 31, 2019 to December 31, 2018:

        Credit facilities and repurchase agreements increased $542.7 million, primarily due to funding of new structured loan activity and an increase in financings on our loans held-for-sale, as a result of Private Label loan originations.

        Collateralized loan obligations increased $536.6 million, primarily due to the issuance of two new CLOs, where we issued $1.07 billion of notes to third party investors, partially offset by the unwind of two CLOs totaling $529.3 million.

        Senior unsecured notes increased $197.3 million, primarily due to the issuances of an additional $200.0 million aggregate principal amount of senior unsecured notes during 2019. See Note 11 for details.

        Convertible senior unsecured notes, net increased $29.4 million, primarily due to the issuance of $264.0 million of 4.75% convertible notes, partially offset by the exchange of $228.7 million of our 5.25% convertible notes.

        Due to related party was $13.1 million at December 31, 2019 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

        Other liabilities increased $15.5 million, primarily due to the adoption of ASU 2016-02, which required us to record an operating lease liability, and an increase in certain accrued expenses (such as accrued compensation and professional fees), partially offset by the payment made in 2019 of the special dividend declared in 2018.

Equity

        During 2019, we sold 19.8 million shares of our common stock through two public stock offerings and our "At-The-Market" agreement, raising net proceeds of $260.6 million. We also issued 4.7 million shares of our common stock in connection with the exchanges of our convertible notes. We used a portion of the net proceeds from the first public offering to purchase an aggregate of 0.9 million shares of our common stock from our chief executive officer and ACM during 2019. We used a portion of the net proceeds from the second public offering to purchase, in February 2020, an aggregate of 0.7 million shares of our common stock and OP Units from our chief executive officer and ACM. See Note 17 for details of these transactions.

Distributions

        The following table presents dividends declared (on a per share basis) for 2019:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125
July 31, 2019	$0.29	July 31, 2019	$0.515625	$0.484375	$0.53125
October 30, 2019	$0.30	October 30, 2019	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019. The dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019. The dividend declared on July 31, 2019 was for June 1, 2019 through August 31, 2019. The dividend declared on October 30, 2019 was for September 1, 2019 through November 30, 2019.

        Common Stock—On February 13, 2020, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on March 17, 2020 to common stockholders of record as of the close of business on February 28, 2020.

        Preferred Stock—On January 31, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2019 through February 29, 2020 and are payable on March 2, 2020 to preferred stockholders of record on February 15, 2020.

Deferred Compensation

        We issued 516,691 shares of restricted stock to our employees, including our chief executive officer, 55,244 shares to the independent members of the Board of Directors and up to 352,427 shares of performance-based restricted common stock units and 246,508 shares of performance-based restricted stock to our chief executive officer during 2019. See Note 17 for details.

Agency Servicing Portfolio

        The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2019
					Interest Rate Type
			Wtd. Avg. Age of Portfolio (in years)	Wtd. Avg. Portfolio Maturity (in years)				Annualized Prepayments as a Percentage of Portfolio(1)
	Servicing Portfolio UPB	Loan Count					Wtd. Avg. Note Rate		Delinquencies as a Percentage of Portfolio(2)
Product					Fixed	Adjustable
Fannie Mae	$14,832,844	2,349	3.0	8.6	95%	5%	4.52%	11.37%	0.23%
Freddie Mac	4,534,714	1,475	2.2	12.6	96%	4%	4.23%	11.37%	0.57%
FHA	691,519	92	3.6	32.1	100%	0%	3.71%	3.98%	0.00%

Total	$20,059,077	3,916	2.9	10.3	95%	5%	4.43%	11.12%	0.30%

	December 31, 2018
Fannie Mae	$13,562,667	2,232	3.1	8.2	91%	9%	4.70%	13.33%	0.26%
Freddie Mac	4,394,287	1,415	1.6	12.8	96%	4%	4.24%	7.54%	0.00%
FHA	644,687	91	3.1	32.3	100%	0%	3.68%	1.15%	0.00%

Total	$18,601,641	3,738	2.7	10.1	92%	8%	4.56%	11.54%	0.19%

(1)
Prepayments reflect loans repaid prior to nine months from the loan's maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.

(2)
Delinquent loans reflect loans that are contractually 60 days or more past due. As of December 31, 2019 and 2018, delinquent loans totaled $59.2 million and $35.6 million, respectively, of which $33.5 million and $35.6 million, respectively, were in the foreclosure process. In addition, as of December 31, 2019, loans collateralizing our servicing portfolio totaling $3.2 million are currently in bankruptcy.

        Our servicing portfolio represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days to 180 days from the date the loan is funded. Primarily all of the loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 12.

Comparison of Results of Operations for Years Ended 2019 and 2018

        The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2019	2018	Amount	Percent
Interest income	$315,940	$251,768	$64,172	25%
Interest expense	186,399	153,818	32,581	21%

Net interest income	129,541	97,950	31,591	32%

Other revenue:
Gain on sales, including fee-based services, net	65,652	70,002	(4,350)	(6)%
Mortgage servicing rights	90,761	98,839	(8,078)	(8)%
Servicing revenue, net	54,542	46,034	8,508	18%
Property operating income	9,674	10,095	(421)	(4)%
Other income, net	(784)	8,161	(8,945)	nm

Total other revenue	219,845	233,131	(13,286)	(6)%

Other expenses:
Employee compensation and benefits	122,102	110,470	11,632	11%
Selling and administrative	40,329	37,074	3,255	9%
Property operating expenses	10,220	10,431	(211)	(2)%
Depreciation and amortization	7,510	7,453	57	1%
Impairment loss on real estate owned	1,000	2,000	(1,000)	(50)%
Provision for loss sharing (net of recoveries)	1,147	3,843	(2,696)	(70)%
Provision for loan losses (net of recoveries)	—	8,353	(8,353)	nm
Littigation settlement gain	—	(10,170)	10,170	nm

Total other expenses	182,308	169,454	12,854	8%

Income before extinguishment of debt, income from equity
affiliates and income taxes	167,078	161,627	5,451	3%
Loss on extinguishment of debt	(7,439)	(5,041)	(2,398)	48%
Income from equity affiliates	10,635	1,196	9,439	nm
Provision for income taxes	(15,036)	(9,731)	(5,305)	55%

Net income	155,238	148,051	7,187	5%

Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	26,610	32,185	(5,575)	(17)%

Net income attributable to common stockholders	$121,074	$108,312	$12,762	12%

nm—not meaningful

        The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2019			2018
	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)	Average Carrying Value(1)	Interest Income / Expense	W/A Yield / Financing Cost(2)
Structured Business interest-earning assets:
Bridge loans	$3,331,336	$239,955	7.20%	$2,769,871	$196,847	7.11%
Mezzanine / junior participation loans	183,324	22,529	12.29%	88,884	10,909	12.27%
Preferred equity investments	180,336	20,679	11.47%	162,740	16,354	10.05%
Other	36,796	1,130	3.07%	—	—	—

Core interest-earning assets	3,731,792	284,293	7.62%	3,021,495	224,110	7.42%
Cash equivalents	382,492	5,548	1.45%	233,646	2,640	1.13%

Total interest-earning assets	$4,114,284	$289,841	7.04%	$3,255,141	$226,750	6.97%

Structured Business interest-bearing liabilities:
CLO	$1,816,217	$80,094	4.41%	$1,519,870	$68,469	4.50%
Warehouse lines	871,407	43,018	4.94%	527,932	24,120	4.57%
Unsecured debt	488,865	32,930	6.74%	378,994	32,285	8.52%
Trust preferred	154,336	8,314	5.39%	154,379	7,892	5.11%
Debt fund	70,000	5,446	7.78%	68,255	4,953	7.26%

Total interest-bearing liabilities	$3,400,825	169,802	4.99%	$2,649,430	137,719	5.20%

Net interest income		$120,039			$89,031

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        The increase in interest income was primarily due to an increase of $63.1 million, or 28%, from our Structured Business. The increase was primarily due to a 24% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, and a 3% increase in the average yield on core interest-earning assets. The increase in the average yield was largely due to increases in the average LIBOR rate, acceleration fees from early runoff and default interest and fees on a loan that paid off during 2019. In addition, LIBOR floors on a portion of our loans resulted in an increase to interest income, which is due to the decline in the LIBOR during the second half of 2019.

        The increase in interest expense is primarily due to an increase of $32.1 million, or 23%, from our Structured Business. The increase was primarily due to a 28% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional CLO and unsecured debt. The increase was partially offset by a 4% decrease in the average cost of our interest-bearing liabilities, primarily due to an increase in accelerated deferred financing costs from the redemptions of our CLOs and senior unsecured notes in 2019, as compared to 2018, partially offset by an increase in the average LIBOR rate.

Agency Business Revenue

        The decrease in gain on sales, including fee-based services, net was primarily due to a decrease of $523.0 million, or 11%, in loan sales volume, partially offset by a 5% increase in sales margin (gain on sale, including fee-based services, net as a percentage of loan sales volume) from 1.42% to 1.49%.

        The decrease in income from MSRs was primarily due to a 3% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.94% to 1.88%, as well as a decrease of $274.4 million, or 5%, in loan commitment volume.

        The increase in servicing revenue, net was primarily due to an increase in our servicing portfolio and an increase in earnings on escrows due to increases in average escrow balances and the average LIBOR rate. Our servicing portfolio increased 8% from $18.60 billion at December 31, 2018 to $20.06 billion at December 31, 2019. Our servicing revenue, net in 2019 and 2018, included $48.7 million and $48.1 million, respectively, of amortization expense.

Other Income, Net

        The decrease in other income, net was primarily due to changes in the fair value of rate lock commitments, partially offset by gains recognized on Swap Futures in our Agency Business. See Note 13 for details.

Other Expenses

        The increase in employee compensation and benefits expense is comprised of $7.8 million from our Agency Business and $3.8 million from our Structured Business. Increases in salary and stock-based compensation expense for both businesses is primarily due to increased headcount associated with each business's portfolio growth.

        The increase in selling and administrative expenses was primarily due to a $2.5 million increase in our Structured Business, mainly from higher professional fees, as well as increases in general administrative expenses.

        Impairment loss on real estate owned was $1.0 million and $2.0 million in 2019 and 2018, respectively. During these periods, we received market analysis which resulted in impairment losses on our real estate properties owned. See Note 9 for details.

        The decrease in our provision for loss sharing was primarily related to a $1.0 million recovery recorded on loans that fully paid off in 2019 and a $1.7 million specific provision recorded in 2018.

        The provision for loan losses in 2018 was primarily related to a $12.3 million provision recorded on six loans secured by a land development project, partially offset by reserve recoveries of $3.1 million related to previously written-off loans and investments.

        The litigation settlement gain in 2018 was due to net proceeds received in July 2018 from the settlement of a litigation related to a prior investment.

Loss on Extinguishment of Debt

        The loss on extinguishment of debt in both 2019 and 2018 were primarily due to the exchange transactions of our convertible notes. See Note 11 for details.

Income from Equity Affiliates

        Income from equity affiliates in 2019 primarily reflects income from our investment in a residential mortgage banking business of $7.2 million and distributions from an equity investment totaling $3.5 million. Income from equity affiliates in 2018 primarily reflects distributions from an equity investment totaling $2.5 million and $0.7 million of income from our investment in a residential mortgage banking business, partially offset by a $2.2 million other-than-temporary impairment recorded on one of our investments. See Note 8 for details.

Provision for Income Taxes

        In 2019 and 2018, we recorded a tax provision of $15.0 million and $9.7 million, respectively. The tax provision recorded in 2019 consisted of a current tax provision of $14.9 million and a deferred tax provision of $0.2 million. The tax provision in 2018 consisted of a current tax provision of $21.8 million and a deferred tax benefit of $12.0 million. The deferred tax benefit in 2018 was due primarily to our payoff in January 2018 of the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price.

Net Income Attributable to Noncontrolling Interest

        The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,484,094 OP Units and 20,653,584 OP Units outstanding as of December 31, 2019 and 2018, respectively, which represented 15.7% and 19.7% of our outstanding stock at December 31, 2019 and 2018, respectively.

Comparison of Results of Operations for Years Ended 2018 and 2017

        For a discussion of our results of operations for the year ended 2018 compared to 2017, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 15, 2019, and is available on the SEC's website at www.sec.gov and the "Investor Relations" section of our website at www.arbor.com.

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

        While we have been successful in obtaining proceeds from debt and equity offerings, CLOs and certain financing facilities, there is no guarantee that these forms of financing will continue to be available or available at attractive terms. Therefore, we will continue to rely, in part, on cash flows provided by operating and investing activities for working capital.

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

        Cash Flows.    Cash flows used in operating activities totaled $226.5 million during 2019, primarily due to net cash outflows of $374.2 million as a result of loan originations exceeding loan sales in our Agency Business (mainly from $401.2 million of Private Label loan originations which have not yet been sold and securitized), partially offset by net income of $155.2 million.

        Cash flows used in investing activities totaled $994.7 million during 2019. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $2.71 billion, net of payoffs and paydowns of $1.75 billion, resulted in net cash outflows of $958.7 million. Cash outflows also included $20.0 million to purchase SFR bonds and $13.5 million of investments in two new equity investments.

        Cash flows provided by financing activities totaled $1.39 billion during 2019, and consisted primarily of net proceeds of $1.07 billion from CLO activity, net cash inflows of $543.0 million from debt facility activities (funded loan originations were greater than facility paydowns), $464.0 million received from the issuance of senior unsecured debt and $260.4 million of net proceeds from the issuances of common stock. These cash inflows were partially offset by cash outflows of $761.2 million for the redemption of CLOs and certain convertible senior unsecured notes and $138.8 million of distributions to our stockholders and OP Unit holders.

        Agency Business Requirements.    The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of December 31, 2019. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $1.9 million of cash collateral. See Note 15 for details about our performance regarding these requirements.

        We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 13.

        Debt Facilities.    We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2019
Debt Facilities	Commitment(1)	UPB(2)	Available	Maturity Dates
Structured Business
Credit facilities and repurchase agreements	$1,698,603	$936,768	$761,835	2020 - 2022
Collateralized loan obligations(3)	2,147,467	2,147,467	—	2020 - 2024
Debt fund(3)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	325,000	325,000	—	2023 - 2024
Convertible senior unsecured notes	300,914	300,914	—	2020 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037

Structured Business total	4,696,320	3,934,485	761,835
Agency Business
Credit facilities(4)	2,100,446	744,378	1,356,068	2020

Consolidated total	$6,796,766	$4,678,863	$2,117,903

(1)
Includes temporary increases to committed amounts which have not expired as of December 31, 2019.

(2)
Excludes the impact of deferred financing costs.

(3)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2019.

(4)
The Multifamily As Soon as Pooled ® Plus ("ASAP") agreement we have with Fannie Mae has no expiration date.

        These debt facilities, including their restrictive covenants, are described in Note 11.

        Contractual Obligations.    As of December 31, 2019, we had the following material contractual obligations (in thousands):

	Payments Due by Period(1)
	Year Ending December 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Totals
Credit facilities and repurchase agreements	$1,376,612	$954	$94,572	$—	$—	$209,008	$1,681,146
Collateralized loan obligations(2)	213,744	452,737	1,111,028	354,804	15,154	—	2,147,467
Debt fund(3)	37,655	6,100	10,000	16,245	—	—	70,000
Senior unsecured notes	—	—	—	125,000	200,000	—	325,000
Convertible senior unsecured notes	1,104	35,810	264,000	—	—	—	300,914
Junior subordinated notes(4)	—	—	—	—	—	154,336	154,336
Outstanding unfunded commitments(5)	94,962	54,541	13,880	393	26	—	163,802
Operating leases(6)	5,301	3,044	2,775	2,052	1,459	3,304	17,935

Totals	$1,729,378	$553,186	$1,496,255	$498,494	$216,639	$366,648	$4,860,600

(1)
Represents principal amounts due based on contractual maturities. Excludes the total projected interest payments on our debt obligations of $145.4 million in 2020, $117.3 million in 2021, $98.5 million in 2022, $42.8 million in 2023, $18.7 million in 2024 and $142.4 million thereafter based on current LIBOR rates.

(2)
Comprised of debt totaling $282.9 million for CLO VIII, $356.4 million for CLO IX, $441.0 million for CLO X, $533.0 million for CLO XI and $534.2 million for CLO XII with a weighted average contractual maturity of 1.81 years, 1.92 years, 1.94 years, 2.47 years and 3.25 years, respectively, as of December 31, 2019.

(3)
The weighted average contractual maturity of the underlying loans is 1.55 years.

(4)
Represents the face amount due upon maturity. The carrying value is $140.9 million, which is net of a deferred amount of $11.4 million and deferred financing fees of $2.0 million at December 31, 2019.

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

        Off-Balance-Sheet Arrangements.    At December 31, 2019, we had no off-balance-sheet arrangements.

        Inflation.    Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. See "Quantitative and Qualitative Disclosures about Market Risk" below.

Derivative Financial Instruments

        We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 13 for details.

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

        A summary of our significant accounting policies is presented in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change.

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

        During the fourth quarter of 2019, we updated our definition of AFFO to (i) exclude one-time gains and losses on the early extinguishment of debt, (ii) exclude gains and losses on derivative instruments associated with Private Label loans that have not yet been sold and securitized and (iii) include the cumulative gains or losses on derivative instruments associated with Private Label loans that were sold during the periods presented. All prior period amounts presented below have been conformed to reflect this change. Therefore, we now define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, income from MSRs, gains or losses on Private Label-related derivative instruments until the loans are sold, changes in fair value of GSE-related derivatives that temporarily flow through earnings, amortization and write-offs of MSRs, deferred taxes and amortization of convertible senior notes conversion options. We also add back one-time charges such as acquisition costs, gains and losses on the extinguishment of debt, impairment losses on real estate and gains (losses) on sales of real estate. We are generally not in the business of operating real estate property and had obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure. Therefore, we deem such impairment and gains on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

        FFO and AFFO are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$121,074	$108,312	$65,835
Adjustments:
Net income attributable to noncontrolling interest	26,610	32,185	24,120
Impairment loss on real estate owned	1,000	2,000	3,200
Depreciation—real estate owned	701	708	769
Depreciation—investments in equity affiliates	510	499	406

Funds from operations(1)	$149,895	$143,704	$94,330
Adjustments:
Income from mortgage servicing rights	(90,761)	(98,839)	(76,820)
Impairment loss on real estate owned	(1,000)	(2,000)	(3,200)
Deferred tax provision (benefit)	150	(12,033)	(7,399)
Amortization and write-offs of MSRs	71,105	73,182	63,034
Depreciation and amortization	9,983	9,618	7,697
Loss (gain) on extinguishment of debt	7,439	5,041	(7,116)
Net gain on Private Label-related derivatives prior to sale	(6,098)	—	—
Net loss (gain) on changes in fair value of GSE-related derivatives	7,785	(6,672)	1,398
Stock-based compensation	9,515	6,095	4,840

Adjusted funds from operations(1)	$158,013	$118,096	$76,764

Diluted FFO per share(1)	$1.29	$1.53	$1.17

Diluted AFFO per share(1)	$1.36	$1.26	$0.96

Diluted weighted average shares outstanding(1)	116,192,951	93,642,168	80,311,252

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

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
Interest income from loans and investments	$4,279,611	$3,197	$(2,399)	$7,513	$(4,355)
Interest expense from debt obligations	(3,934,485)	8,263	(8,263)	16,527	(16,527)

Total net interest income		$(5,066)	$5,864	$(9,014)	$12,172

(1)
Represents the UPB of our loan portfolio and the principal balance of our debt.

        Based on our structured loans and investments and corresponding debt as of December 31, 2019, increases in LIBOR of 0.25% and 0.50% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of December 31, 2019, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

        We also receive interest on cash, restricted cash and escrow balances. While the interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates. Based on our balances as of December 31, 2019, a 0.25% increase in rate would result in an increase in our annual interest received of $3.6 million. Conversely, a 0.25% decrease in rate would result in a decrease of our annual interest received by the same amount.

        We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates would have resulted in a gain of $8.0 million and $15.7 million, respectively, in 2019, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $8.2 million and $16.5 million, respectively.

        Our Agency Business originates, sells and services a range of multifamily finance products with Fannie Mae, Freddie Mac and HUD. Our loans held-for-sale that are sold to the GSEs are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we establish the interest rate with the investor.

        In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $11.0 million as of December 31, 2019, while a 100 basis point decrease would increase the fair value by $11.7 million.

Item 8.    Financial Statements and Supplementary Data

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

        The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Mortgage Servicing Rights
Description of the Matter
The Company's capitalized mortgage servicing rights (MSRs) totaled $286.4 million as of December 31, 2019. As explained in Note 2 to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. The MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate, prepayment rate, servicing cost and estimated life.

Auditing the valuation of MSRs was complex and involved a high degree of subjectivity due to the nature of the assumptions. In particular, the valuation of MSRs was sensitive to assumptions such as discount rate, prepayment rate, servicing cost and estimated life, which were based on current market data and had a significant effect on the valuation of the MSRs.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the MSR valuation process. This included testing controls over management's evaluation of the MSR valuations prepared by the third-party expert and controls over the data inputs and the significant assumptions used in the discounted cash flow models.

We involved our valuation professionals to assist with our procedures. Our audit procedures included, among others, testing the completeness and accuracy of the data provided to management's third-party expert, evaluating the appropriateness of the methodology used to determine the fair value of the MSRs and testing the significant assumptions used in the discounted cash flow models. We utilized information obtained from market participants and recent market activity on other MSR transactions to test management's assumptions and identify potential sources of contrary information.
Allowance for Loan Losses
Description of the Matter
The Company's loans held for investment totaled $4.2 billion as of December 31, 2019, and the allowance for loan losses (ALL) was $71.1 million. As discussed in Notes 2 and 3 to the consolidated financial statements, management assigned a credit risk rating to each loan and evaluated each loan on a quarterly basis to determine whether a loan is impaired. Management utilized internally developed discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral for use when evaluating whether a loan is impaired. Management utilized information at both a loan level and general market trends level to determine the appropriate assumptions, such as capitalization and market discount rates, in the discounted cash flow and direct capitalization models.

Auditing management's evaluation of whether a loan is impaired and estimating the ALL was complex and involved a high degree of subjectivity due to the significant uncertainty associated with the assumptions used in the estimation. In particular, the estimation of the ALL was sensitive to significant assumptions such as discount rates, capitalization rates, and revenue growth rates. These assumptions are based on current market data and had a significant effect on the estimation of the ALL.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ALL process. This included testing internal controls over management's risk rating process, management's evaluation of whether a loan is impaired and the models used to value the loan collateral, including testing controls over significant assumptions, and data inputs used in those models.

Our audit procedures included, among others, testing management's identification of individually impaired loans and evaluating the ALL for loans that are impaired but not specifically identified by assessing the assumptions and parameters in the ALL models. We involved our valuation professionals to assist in testing a sample of models used to determine the value of the loan collateral. We tested the completeness and accuracy of data used in the discounted cash flow or direct capitalization models and evaluated whether assumptions, such as capitalization rates, discount rates and revenue growth rates, used in the models were representative of current market data. We utilized information obtained from market participants and recent market activity on similar property transactions to test management's assumptions and identify potential sources of contrary information.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.

New York, New York
February 14, 2020

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$299,687	$160,063
Restricted cash	210,875	180,606
Loans and investments, net	4,189,960	3,200,145
Loans held-for-sale, net	861,360	481,664
Capitalized mortgage servicing rights, net	286,420	273,770
Securities held-to-maturity, net	88,699	76,363
Investments in equity affiliates	41,800	21,580
Real estate owned, net	13,220	14,446
Due from related party	10,651	1,287
Goodwill and other intangible assets	110,700	116,165
Other assets	125,788	86,086

Total assets	$6,239,160	$4,612,175

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,678,288	$1,135,627
Collateralized loan obligations	2,130,121	1,593,548
Debt fund	68,629	68,183
Senior unsecured notes	319,799	122,484
Convertible senior unsecured notes, net	284,152	254,768
Junior subordinated notes to subsidiary trust issuing preferred securities	140,949	140,259
Due to related party	13,100	—
Due to borrowers	79,148	78,662
Allowance for loss-sharing obligations	34,648	34,298
Other liabilities	134,299	118,780

Total liabilities	4,883,133	3,546,609

Commitments and contingencies (Note 15)
Equity:
Arbor Realty Trust, Inc. stockholders' equity:

Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,484,094 and 20,653,584 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding;

7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,501	89,502
Common stock, $0.01 par value: 500,000,000 shares authorized; 109,706,214 and 83,987,707 shares
issued and outstanding, respectively	1,097	840
Additional paid-in capital	1,154,932	879,029
Accumulated deficit	(60,920)	(74,133)

Total Arbor Realty Trust, Inc. stockholders' equity	1,184,610	895,238
Noncontrolling interest	171,417	170,328

Total equity	1,356,027	1,065,566

Total liabilities and equity	$6,239,160	$4,612,175

        Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of December 31, 2019 and 2018, assets of our consolidated VIEs totaled $2,784,756 and $2,198,096, respectively, and the liabilities of our consolidated VIEs totaled $2,209,599 and $1,665,139, respectively. See Note 16 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income	$315,940	$251,768	$156,177
Interest expense	186,399	153,818	90,072

Net interest income	129,541	97,950	66,105

Other revenue:
Gain on sales, including fee-based services, net	65,652	70,002	72,799
Mortgage servicing rights	90,761	98,839	76,820
Servicing revenue, net	54,542	46,034	29,210
Property operating income	9,674	10,095	10,973
Other income, net	(784)	8,161	685

Total other revenue	219,845	233,131	190,487

Other expenses:
Employee compensation and benefits	122,102	110,470	92,126
Selling and administrative	40,329	37,074	30,738
Property operating expenses	10,220	10,431	10,482
Depreciation and amortization	7,510	7,453	7,385
Impairment loss on real estate owned	1,000	2,000	3,200
Provision for loss sharing (net of recoveries)	1,147	3,843	(259)
Provision for loan losses (net of recoveries)	—	8,353	(456)
Litigation settlement gain	—	(10,170)	—
Management fee—related party	—	—	6,673

Total other expenses	182,308	169,454	149,889

Income before extinguishment of debt, income from equity affiliates and income taxes	167,078	161,627	106,703
(Loss) gain on extinguishment of debt	(7,439)	(5,041)	7,116
Income (loss) from equity affiliates	10,635	1,196	(2,951)
Provision for income taxes	(15,036)	(9,731)	(13,359)

Net income	155,238	148,051	97,509

Preferred stock dividends	7,554	7,554	7,554
Net income attributable to noncontrolling interest	26,610	32,185	24,120

Net income attributable to common stockholders	$121,074	$108,312	$65,835

Basic earnings per common share	$1.30	$1.54	$1.14

Diluted earnings per common share	$1.27	$1.50	$1.12

Weighted average shares outstanding:
Basic	92,851,327	70,208,165	57,890,574

Diluted	116,192,951	93,642,168	80,311,252

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$155,238	$148,051	$97,509
Reclassification of net unrealized gains on available-for-sale
securities into accumulated deficit	—	(176)	—
Unrealized loss on securities available-for-sale, at fair value	—	—	(382)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	237

Comprehensive income	155,238	147,875	97,364
Less:
Comprehensive income attributable to noncontrolling interest	26,610	32,142	24,091
Preferred stock dividends	7,554	7,554	7,554

Comprehensive income attributable to common stockholders	$121,074	$108,179	$65,719

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2016	24,942,269	$89,508	51,401,295	$514	$621,932	$(125,134)	$321	$587,141	$159,897	$747,038
Issuance of common stock			9,500,000	95	76,130			76,225		76,225
Stock-based compensation			827,283	8	4,832			4,840		4,840
Issuance of convertible senior unsecured notes, net					4,556			4,556		4,556
Forfeiture of unvested restricted stock			(5,191)					—		—
Distributions—common stock						(42,612)		(42,612)		(42,612)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest								—	(15,286)	(15,286)
Unrealized loss on securities available-for-sale							(382)	(382)		(382)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							237	237		237
Net income						73,389		73,389	24,120	97,509

Balance—December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock			15,152,700	152	156,265			156,417		156,417
Repurchase of common stock			(870,000)	(9)	(10,057)			(10,066)		(10,066)
Issuance of common stock from convertible debt			7,296,893	73	80,118			80,191		80,191
Issuance of convertible senior unsecured notes, net					9,436			9,436		9,436
Extinguishment of convertible senior unsecured notes					(70,271)			(70,271)		(70,271)
Stock-based compensation			691,015	7	6,088			6,095		6,095
Forfeiture of unvested restricted stock			(6,288)					—		—
Distributions—common stock						(80,681)		(80,681)		(80,681)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(14)		(14)		(14)
Distributions—noncontrolling interest								—	(23,749)	(23,749)
Redemption of operating partnership units	(577,185)	(6)						(6)	(6,839)	(6,845)
Reclassification of net unrealized gains on available-for-sale securities into accumulated deficit						176	(176)	—		—
Net income						115,866		115,866	32,185	148,051

Balance—December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$—	$895,238	$170,328	$1,065,566

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Arbor Realty Trust, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Issuance of common stock			19,837,000	198	260,185			260,383		260,383
Repurchase of common stock			(920,000)	(9)	(11,565)			(11,574)		(11,574)
Issuance of common stock upon vesting of restricted units			203,492	2	(2,904)			(2,902)		(2,902)
Net settlement on vesting of restricted stock			(58,070)	(1)	(731)			(732)		(732)
Issuance of common stock from convertible debt			4,695,653	47	69,232			69,279		69,279
Issuance of convertible senior unsecured notes, net					8,684			8,684		8,684
Extinguishment of convertible senior unsecured notes					(69,510)			(69,510)		(69,510)
Stock-based compensation			818,443	8	9,506			9,514		9,514
Forfeiture of unvested restricted stock			(18,120)					—		—
Issuance of common stock from special dividend			901,432	9	10,070			10,079		10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2						2	2,476	2,478
Distributions—common stock						(107,846)		(107,846)		(107,846)
Distributions—preferred stock						(7,554)		(7,554)		(7,554)
Distributions—preferred stock of private REIT						(15)		(15)		(15)
Distributions—noncontrolling interest								—	(23,387)	(23,387)
Redemption of operating partnership units	(391,156)	(3)	258,677	3	2,936			2,936	(4,610)	(1,674)
Net income						128,628		128,628	26,610	155,238

Balance—December 31, 2019	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$—	$1,184,610	$171,417	$1,356,027

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$155,238	$148,051	$97,509
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,510	7,453	7,385
Stock-based compensation	9,514	6,095	4,840
Amortization and accretion of interest and fees, net	5,045	9,291	4,682
Amortization of capitalized mortgage servicing rights	48,681	48,124	47,202
Impairment loss on real estate owned	1,000	2,000	3,200
Originations of loans held-for-sale	(4,564,032)	(5,074,662)	(4,444,939)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,189,787	4,893,886	4,814,906
Mortgage servicing rights	(90,761)	(98,839)	(76,820)
Write-off of capitalized mortgage servicing rights from payoffs	22,425	25,058	15,832
Provision for loan losses (net of recoveries)	—	8,353	(456)
Provision for loss sharing (net of recoveries)	1,147	3,843	(259)
Net charge-offs for loss sharing obligations	(797)	(56)	(1,638)
Deferred tax provision (benefit)	150	(12,033)	(7,399)
(Income) loss from equity affiliates	(10,635)	(1,196)	2,951
Loss (gain) on extinguishment of debt	7,439	5,041	(7,116)
Payoffs and paydowns of loans held-for-sale	84	61	132
Changes in operating assets and liabilities	(8,332)	(8,205)	(308)

Net cash (used in) provided by operating activities	(226,537)	(37,735)	459,704

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,712,354)	(1,545,499)	(1,867,393)
Payoffs and paydowns of loans and investments	1,753,691	960,769	959,696
Internalization of management team	—	—	(25,000)
Deferred fees	22,340	13,114	10,982
Investments in real estate, net	(475)	(367)	(672)
Contributions to equity affiliates	(13,522)	(2,493)	(693)
Distributions from equity affiliates	213	3,122	4,671
Due to borrowers and reserves	(37,121)	(65,213)	38,372
Purchases of securities held-to-maturity, net	(20,000)	(47,499)	(27,173)
Payoffs and paydowns of securities held-to-maturity	12,488	2,269	460
Purchases of capitalized mortgage servicing rights	—	—	(1,199)
(Distributions of) proceeds from insurance settlements, net	—	(78)	1,104

Net cash used in investing activities	(994,740)	(681,875)	(906,845)

Financing activities:
Proceeds from repurchase agreements and credit facilities	8,986,286	9,166,255	8,215,669
Paydowns and payoffs of repurchase agreements and credit facilities	(8,443,275)	(8,559,057)	(8,593,411)
Proceeds from issuance of collateralized loan obligations	1,067,193	441,000	918,274
Payoffs and paydowns of collateralized loan obligations	(529,250)	(267,750)	(219,000)
Proceeds from issuance of convertible senior unsecured notes	264,000	264,500	157,500
Extinguishment of convertible senior unsecured notes	(231,940)	(228,287)	—
Proceeds from issuance of senior unsecured notes	200,000	125,000	—
Payoffs of senior unsecured notes	—	(97,860)	—
Payment of withholding taxes on net settlement of vested stock	(3,634)	—	—
Proceeds from issuance of common stock	260,383	156,417	76,225
Distribution for repurchase of common stock	(11,574)	(10,066)	—
Redemption of operating partnership units	(1,674)	(6,845)	—
Distributions paid on common stock	(107,846)	(68,083)	(42,612)
Distributions paid on noncontrolling interest	(23,387)	(20,650)	(15,286)
Distributions paid on preferred stock	(7,554)	(7,554)	(7,554)
Distributions paid on preferred stock of private REIT	(15)	(14)	(15)
Payoffs of related party financing	—	(50,000)	—
Payment of deferred financing costs	(26,543)	(20,499)	(24,576)
Proceeds from debt fund	—	—	70,000
Payoffs of junior subordinated notes to subsidiary trust issuing preferred securities	—	—	(12,691)
Receipts on swaps and returns of margin calls from counterparties	—	—	430

Net cash provided by financing activities	1,391,170	816,507	522,953

Net increase in cash, cash equivalents and restricted cash	169,893	96,897	75,812
Cash, cash equivalents and restricted cash at beginning of period	340,669	243,772	167,960

Cash, cash equivalents and restricted cash at end of period	$510,562	$340,669	$243,772

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$160,063	$104,374	$138,645
Restricted cash at beginning of period	180,606	139,398	29,315

Cash, cash equivalents and restricted cash at beginning of period	$340,669	$243,772	$167,960

Cash and cash equivalents at end of period	$299,687	$160,063	$104,374
Restricted cash at end of period	210,875	180,606	139,398

Cash, cash equivalents and restricted cash at end of period	$510,562	$340,669	$243,772

Supplemental cash flow information:
Cash used to pay interest	$167,581	$118,923	$75,582

Cash used to pay taxes	$19,611	$20,026	$20,823

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock from convertible debt	$69,232	$80,118	$—

Extinguishment of convertible senior unsecured notes	$(69,510)	$(70,271)	$—

Fair value of conversion feature of convertible senior unsecured notes	$8,453	$9,750	$4,703

Special dividend—common stock issued	$10,079	$—	$—

Special dividend—special voting preferred stock and operating partnership units issued	$2,478	$—	$—

Redemption of operating partnership units for common stock	$2,939	$—	$—

Distributions accrued on 8.25% Series A preferred stock	$267	$267	$267

Distributions accrued on 7.75% Series B preferred stock	$203	$203	$203

Distributions accrued on 8.50% Series C preferred stock	$159	$159	$159

Distributions accrued for special dividend declared	$—	$15,696	$—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1—Description of Business

        Arbor is a Maryland corporation formed in 2003. We are a nationwide REIT and direct lender, providing loan origination and servicing for multifamily, seniors housing, healthcare and other diverse commercial real estate assets. We operate through two business segments: our Structured Business and our Agency Business.

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

        Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and sell finance products through CMBS programs and during the second half of 2019, we began to originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans. We intend to pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche bond referred to as the "B Piece."

        In July 2016, we acquired the Agency platform of ACM and, in May 2017, we terminated our existing management agreement with ACM and internalized our management team. Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the general partner, and ARLP's subsidiaries.

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

Reclassification

        Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the retrospective adoption in 2018 of Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows, we reclassified $1.1 million of net proceeds from insurance settlements from net cash provided by operating activities to net cash used in investing activities in the 2017 consolidated cash flow statement. In addition, we adjusted the 2017 consolidated cash flow statement in connection with the retrospective adoption in 2018 of ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires changes in the total of cash, cash equivalents, restricted cash,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

and restricted cash equivalents to be shown in the statement of cash flows. Previous guidance required the change in cash and cash equivalents be shown on the statement of cash flows, with cash used to fund restricted cash and restricted cash equivalents shown as a component of operating, investing, or financing activities.

        The following table shows the impact of the adoption of ASU 2016-15 and ASU 2016-18:

(in thousands)	Year Ended December 31, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$138,645
Net decrease in cash and cash equivalents	(34,271)
Cash and cash equivalents at end of period	104,374
Net cash provided by (used in) operating activities: changes in operating assets and liabilities	822
Net cash used in investing activities	(907,949)
Net cash provided by financing activities	412,844
As currently reported under ASU 2016-15 and ASU 2016-18
Cash, cash equivalents and restricted cash at beginning of period	$167,960
Net increase (decrease) in cash, cash equivalents and restricted cash	75,812
Cash, cash equivalents and restricted cash at end of period	243,772
Net cash provided by (used in) operating activities: changes in operating assets and liabilities	(308)
Net cash used in investing activities	(906,845)
Net cash provided by financing activities	522,953

Principles of Consolidation

        The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities ("VIEs") of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. See Note 16 for information about our VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        Loans, Investments and Securities.    Loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, we determine whether such investment should be accounted for as a loan, equity interest or as real estate. To date, we have determined that all such investments are properly accounted for and reported as loans.

        At the time of purchase, we designate a debt security as available-for-sale, held-to-maturity, or trading depending on our ability and intent for the security. Securities available-for-sale, which is included as a component of other assets in the consolidated balance sheets, is reported at fair value with the fluctuations in fair value recognized through earnings. Held-to-maturity securities are carried at cost net of any unamortized premiums or discounts, which are amortized or accreted over the life of the securities. For securities classified as held-to-maturity, an evaluation is performed as to whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that we believe to be adequate to absorb probable losses.

        Loan terms may be modified if we determine that, based on the individual circumstances of a loan and the underlying collateral, a modification would more likely increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. Typical triggers for a modification would include situations where the projected cash flow is insufficient to cover required debt service, when asset performance is lagging the initial projections, where there is a requirement for rebalancing, where there is an impending maturity of the loan, and where there is an actual loan default. Loan terms that have been modified have included, but are not limited to, maturity date, interest rate and, in certain cases, principal amount. Length and amounts of each modification have varied based on individual circumstances and are determined on a case by case basis. If the loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring. If we receive a benefit, either monetary or strategic, and the above criteria are not met, the modification is not considered to be a troubled debt restructuring. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current.

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

        Loans Held-for-Sale, Net.    Loans held-for-sale, net represents our Agency Business commercial real estate loans originated and sold under the GSE and HUD programs, which are generally transferred or sold within 60 days of loan origination, as well as our Private Label loans, which are generally sold and securitized within 180 days of loan origination. Such loans are reported at the lower of cost or market on an aggregate basis and include the value allocated to the associated future MSRs. During the period prior to its sale, interest income on a loan held-for-sale is calculated in accordance with the terms of the individual loan and the loan origination fees and direct loan origination costs are deferred until the loan is sold. All of our held-for-sale loans are financed with matched borrowings from credit facilities

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

contracted to finance such loans. Interest income and expense are earned or incurred after a loan is closed and before a loan is sold.

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated, put presumptively beyond the reach of the entity, even in bankruptcy, (2) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and the entity is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (3) we or our agents do not maintain effective control over the transferred financial assets or third-party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity. We have determined that all loans sold have met these specific conditions and account for all transfers of mortgage loans as completed sales.

        Allowance for Loss-Sharing Obligations.    When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. Generally, we are responsible for losses equal to the first 5% of the UPB and a portion of any additional losses to an overall maximum of 20% of the original principal balance. Fannie Mae bears any remaining loss. In addition, under the terms of the master loss-sharing agreement with Fannie Mae, we are responsible for funding 100% of mortgage delinquencies (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the UPB at the date of default. Thereafter, we may request interim loss-sharing adjustments which allow us to fund 25% of such advances until final settlement.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gain on real estate sold is recognized when the collectability of the sale price is reasonably assured, we are not obligated to perform significant activities after the sale and when control of the asset transfers to the buyer. A gain may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2019, there was no indication that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2019.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

        Our Swap Futures associated with (1) our Structured Business SFR loans, and (2) our held-for-sale Agency Business Private Label loans do not meet the criteria for hedge accounting and are tied to the five-year and ten-year swap rates. Our Swap Futures are cleared by a central clearing house and variation margin payments (made in cash) are treated as a legal settlement of the derivative itself, as opposed to a pledge of collateral. Realized and unrealized gains and losses related to our Swap Futures are recorded through earnings.

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

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

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

portfolio, and changes in the fair value of certain derivatives. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Leases.    We determine if an arrangement is a lease at inception. Our right to use an underlying asset for the lease term is recorded as operating lease right-of-use ("ROU") assets and our obligation to make lease payments arising from the lease are recorded as lease liabilities. The operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. At the adoption date, we made an accounting policy election to exclude leases with an initial term of twelve months or less.

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

December 31, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements
ASU 2016-02, Leases (Topic 842) requires lessees to record most leases on their balance sheet through operating and finance lease liabilities and corresponding ROU assets, as well as adding additional footnote disclosures of key information about those arrangements. ASU 2018-11, Leases (Topic 842)—Targeted Improvements provides transition relief on comparative period reporting through a cumulative-effect adjustment at the beginning of the period of adoption ("Effective Date Method").	First quarter of 2019	We adopted this guidance using the Effective Date Method and elected the group of optional practical expedients, therefore, comparative reporting periods have not been adjusted and are reported under the previous accounting guidance. Upon adoption, we recorded an operating lease ROU asset and corresponding lease liability of $20.1 million, which are included as other assets and other liabilities in our consolidated balance sheets. We also added the required footnote disclosures in Note 15.

ASU 2018-07, Compensation—Stock Compensation expands the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements.

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset.	First quarter of 2019	The adoption of this guidance did not have a material impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will be required to use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.	First quarter of 2020 with early adoption permitted	We expect the adoption of this guidance on January 1, 2020 to increase our allowance for loan losses by $27 million to $37 million related to our Structured Business loan and investment portfolio, our Agency Business loss-sharing obligations under the Fannie Mae DUS program and our held-to-maturity debt securities within both businesses. We will record the cumulative effect of initially applying this guidance as an adjustment to our Accumulated Deficit using the modified retrospective method of adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.	First quarter of 2021 with early adoption permitted	We do not expect the adoption of this guidance to have a significant impact on consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments

        The composition of our Structured Business loan and investment portfolio is as follows ($ in thousands):

	December 31, 2019	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio(2)	Wtd. Avg. Last Dollar LTV Ratio(3)
Bridge loans(4)	$3,836,832	90%	217	5.77%	18.0	0%	75%
Mezzanine loans	191,575	4%	24	9.70%	36.7	22%	73%
Preferred equity investments	181,058	4%	10	7.62%	68.8	69%	89%
Other(5)	70,146	2%	21	2.88%	84.8	0%	70%

	4,279,611	100%	272	5.98%	22.1	4%	76%

Allowance for loan losses	(71,069)
Unearned revenue	(18,582)

Loans and investments, net	$4,189,960

	December 31, 2018
Bridge loans	$2,992,814	91%	167	6.84%	18.5	0%	74%
Mezzanine loans	108,867	3%	13	10.57%	22.1	28%	72%
Preferred equity investments	181,661	6%	10	7.97%	78.0	66%	89%

	3,283,342	100%	190	7.02%	22.0	5%	75%

Allowance for loan losses	(71,069)
Unearned revenue	(12,128)

Loans and investments, net	$3,200,145

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments (Continued)

(4)
Included within bridge loans are 11 single-family rental loans with an aggregate UPB of $66.7 million, of which $30.0 million was funded.

(5)
Included within other are 12 single-family rental permanent loans with an aggregate UPB of $41.6 million and 9 purchased loans with an aggregate UPB of $28.6 million.

Concentration of Credit Risk

        We are subject to concentration risk in that, at December 31, 2019, the UPB related to 24 loans with five different borrowers represented 13% of total assets. At December 31, 2018, the UPB related to 45 loans with five different borrowers represented 22% of total assets. During both 2019 and 2018, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 19 for details on our concentration of related party loans and investments.

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

        As a result of the loan review process, at December 31, 2019 and 2018, we identified eight loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $127.6 million and $128.7 million, respectively, and a weighted average last dollar LTV ratio of 98% and 99%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments (Continued)

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

	December 31, 2019
Asset Class	UPB	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$3,429,278	80%	pass/watch	4%	76%
Land	221,489	5%	special mention	0%	87%
Healthcare	203,694	5%	pass/watch	0%	76%
Hotel	142,300	3%	pass/watch	10%	60%
Office	134,007	3%	special mention	3%	67%
Single-Family Rental	71,592	2%	pass	0%	71%
Retail	49,258	1%	special mention	6%	62%
Self Storage	26,293	1%	pass/watch	24%	53%
Other	1,700	<1%	doubtful	63%	63%

Total	$4,279,611	100%	pass/watch	4%	76%

	December 31, 2018
Multifamily	$2,427,920	74%	pass/watch	5%	75%
Land	151,628	5%	substandard	0%	90%
Healthcare	122,775	4%	pass/watch	0%	77%
Hotel	100,075	3%	pass/watch	13%	66%
Office	132,047	4%	special mention	3%	68%
Retail	45,367	1%	pass/watch	6%	65%
Self Storage	301,830	9%	pass/watch	0%	72%
Other	1,700	<1%	doubtful	63%	63%

Total	$3,283,342	100%	pass/watch	5%	75%

Geographic Concentration Risk

        As of December 31, 2019, 18% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2018, 23% and 18% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments (Continued)

Impaired Loans and Allowance for Loan Losses

        A summary of the changes in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowance at beginning of period	$71,069	$62,783	$83,712
Provision for loan losses	—	13,986	2,000
Charge-offs	—	(3,173)	(20,473)
Recoveries of reserves	—	(2,527)	(2,456)

Allowance at end of period	$71,069	$71,069	$62,783

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

        The ratio of net recoveries (charge-offs) to the average loans and investments outstanding was 0.1% and (0.8)% for 2018 and 2017, respectively.

        There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2019, 2018 and 2017.

        We have six loans with a carrying value totaling $120.3 million at December 31, 2019 that are collateralized by a land development project. These loans were scheduled to mature in September 2019 and were extended to March 2020, with the expectation to further extend these loans. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.0 million entitle us to a weighted average accrual rate of interest of 8.74%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both December 31, 2019 and 2018, we had cumulative allowances for loan losses of $61.4 million related to these loans. The loans are subject to certain risks

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments (Continued)

associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

        A summary of our impaired loans by asset class is as follows (in thousands):

	December 31, 2019			Year Ended December 31, 2019
Asset Class	UPB	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Land	$134,215	$126,800	$67,869	$134,215	$107
Office	2,226	2,226	1,500	2,246	132
Commercial	1,700	1,700	1,700	1,700	—

Total	$138,141	$130,726	$71,069	$138,161	$239

	December 31, 2018			Year Ended December 31, 2018
Land	$134,215	$127,869	$67,869	$132,651	$103
Hotel	—	—	—	17,375	—
Office	2,266	2,266	1,500	2,277	127
Commercial	1,700	1,700	1,700	1,700	—

Total	$138,181	$131,835	$71,069	$154,003	$230

(1)
Represents the UPB of five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both December 31, 2019 and 2018.

(2)
Represents an average of the beginning and ending UPB of each asset class.

        At December 31, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. At December 31, 2018, two loans with an aggregate net carrying value of $0.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 3—Loans and Investments (Continued)

        A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2019			December 31, 2018
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Commercial	$1,700	$—	$1,700	$1,700	$—	$1,700
Retail	990	—	990	—	—	—
Office	833	—	833	832	—	832

Total	$3,523	$—	$3,523	$2,532	$—	$2,532

        At both December 31, 2019 and 2018, we had no loans contractually past due 90 days or more that are still accruing interest.

        There were no loan modifications, refinancing's and/or extensions during 2019 and 2018 that were considered troubled debt restructurings.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2019 and 2018, we had total interest reserves of $37.0 million and $48.9 million, respectively, on 131 loans and 110 loans, respectively, with an aggregate UPB of $2.43 billion and $2.22 billion, respectively.

Note 4—Loans Held-for-Sale, Net

        Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Fannie Mae	$408,534	$358,790
Private Label	401,207	—
Freddie Mac	36,303	95,004
FHA	1,082	19,170

	847,126	472,964
Fair value of future MSR	16,519	10,253
Unearned discount	(2,285)	(1,553)

Loans held-for-sale, net	$861,360	$481,664

        Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are expected to be sold and securitized within 180 days of loan origination. During 2019, 2018 and 2017, we sold $4.40 billion, $4.92 billion and $4.81 billion, respectively, of loans held-for-sale and recorded gain on sales of $61.1 million, $65.5 million and $68.3 million, respectively. At December 31, 2019 and 2018, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 5—Capitalized Mortgage Servicing Rights

        Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business, or MSRs acquired as part of the Acquisition or in the open market from third parties. The weighted average estimated life remaining of our MSRs was 8.0 years and 7.6 years at December 31, 2019 and 2018, respectively.

        A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Acquired	Originated	Total	Acquired	Originated	Total
Balance at beginning of period	$97,084	$176,686	$273,770	$143,270	$109,338	$252,608
Additions	—	83,756	83,756	—	94,344	94,344
Amortization	(21,042)	(27,639)	(48,681)	(28,958)	(19,166)	(48,124)
Write-downs and payoffs	(11,523)	(10,902)	(22,425)	(17,228)	(7,830)	(25,058)

Balance at end of period	$64,519	$221,901	$286,420	$97,084	$176,686	$273,770

        We collected prepayment fees totaling $18.4 million and $21.9 million during 2019 and 2018, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2019 and 2018, we had no valuation allowance recorded on any of our MSRs.

        The expected amortization of capitalized MSRs recorded as of December 31, 2019 is as follows (in thousands):

Year	Amortization
2020	$46,307
2021	42,538
2022	37,596
2023	33,203
2024	28,981
Thereafter	97,795

Total	$286,420

        Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 6—Mortgage Servicing

        Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2019
Product Concentrations			Geographic Concentrations
Product	UPB(1)	Percent of Total	State	UPB Percent of Total
Fannie Mae	$14,832,844	74%	Texas	19%
Freddie Mac	4,534,714	23%	North Carolina	9%
FHA	691,519	3%	New York	9%

Total	$20,059,077	100%	California	9%

			Florida	6%
			Georgia	6%
			Other(2)	42%

			Total	100%

December 31, 2018
Product Concentrations			Geographic Concentrations
Product	UPB(1)	Percent of Total	State	UPB Percent of Total
Fannie Mae	$13,562,667	73%	Texas	20%
Freddie Mac	4,394,287	24%	North Carolina	10%
FHA	644,687	3%	New York	8%

Total	$18,601,641	100%	California	8%

			Georgia	6%
			Florida	6%
			Other(2)	42%

			Total	100%

(1)
Excludes loans which we are not collecting a servicing fee.

(2)
No other individual state represented 4% or more of the total.

        At December 31, 2019 and 2018, our weighted average servicing fee was 43.8 basis points and 45.2 basis points, respectively. At December 31, 2019 and 2018, we held total escrow balances of $947.1 million and $824.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $562.1 million and $521.2 million at December 31, 2019 and 2018, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $17.3 million, $12.8 million and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 6—Mortgage Servicing (Continued)

$5.2 million during 2019, 2018 and 2017, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7—Securities Held-to-Maturity

        Agency B Piece Bonds.    Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase through a bidding process the B Piece bond, that represents the bottom 10%, or highest risk, of the securitization. As of December 31, 2019, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.8 years. The weighted average effective interest rate was 10.85% and 10.94% at December 31, 2019 and 2018, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $14.2 million is estimated to mature within one year, $40.8 million is estimated to mature after one year through five years, $20.6 million is estimated to mature after five years through ten years and $15.4 million is estimated to mature after ten years.

        Structured Single-Family Rental Bonds.    During 2019, we purchased $20.0 million initial face value of Class A2 securitized SFR bonds at par, which are collateralized by a pool of single-family rental properties. These securities have a three-year maturity, bear interest at a weighted average fixed interest rate of 4.58% and have an estimated weighted average remaining maturity of 0.5 years. Approximately $18.7 million is estimated to mature within one year and $1.3 million is estimated to mature after one year through five years.

        A summary of our securities held-to-maturity is as follows (in thousands):

Period	Face Value	Carrying Value	Unrealized Gain	Estimated Fair Value
December 31, 2019	$111,028	$88,699	$3,039	$91,738

December 31, 2018	$103,515	$76,363	$2,734	$79,097

        As of December 31, 2019, no impairment was recorded on these held-to-maturity securities. During 2019, 2018 and 2017, we recorded interest income (including the amortization of discount) of $9.9 million, $5.8 million and $1.8 million, respectively, related to these investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 8—Investments in Equity Affiliates

        We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

	Investments in Equity Affiliates at
			UPB of Loans to Equity Affiliates at December 31, 2019
Equity Affiliates	December 31, 2019	December 31, 2018
Arbor Residential Investor LLC	$26,520	$19,260	$—
AMAC Holdings III LLC	10,520	—	15,600
North Vermont Avenue	2,440	—	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	30,470
East River Portfolio	—	—	—

Total	$41,800	$21,580	$47,758

        Arbor Residential Investor LLC ("ARI").    In 2015, we invested $9.6 million for 50% of our Former Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which was subject to dilution upon attaining certain profit hurdles of the business, and at December 31, 2019, our indirect interest was 16.3%. During 2019, 2018 and 2017, we recorded income of $7.2 million, income of $0.7 million and a loss of $7.3 million, respectively, to income (loss) from equity affiliates in the consolidated statements of income related to this investment. The loss in 2017 included a $5.5 million charge for our proportionate share of a litigation settlement that was paid. During 2018, we made a $2.4 million payment for our proportionate share of the litigation settlement, which was distributed back to us by our equity affiliate.

        In 2015, we invested $1.7 million through ARI for a 50% noncontrolling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. During 2018 and 2017, we received cash distributions totaling $0.7 million and $3.2 million, respectively, as a result of the joint venture selling most of its mortgage assets, which were classified as returns of capital. The income (loss) associated with this investment for all periods presented was de minimis. At December 31, 2019, our basis in this investment was zero.

        AMAC Holdings III LLC ("AMAC III").    In the first quarter of 2019, we committed to a $30.0 million investment (of which $10.9 million was funded as of December 31, 2019) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. We received a $0.2 million cash distribution, which was classified as a return of capital, related to this investment. The loss associated with this investment for 2019 was de minimis.

        North Vermont Avenue.    In the fourth quarter of 2019, we invested $2.4 million for an initial 85% noncontrolling interest in a joint venture that acquired three parcels of land, which currently has three

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 8—Investments in Equity Affiliates (Continued)

residential structures, a commercial structure and a parking lot. The joint venture intends to tear down the existing structures and construct a new 206 unit multifamily complex with ground floor retail.

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

        West Shore Café.    We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in March 2020 and bears interest at LIBOR plus 4.0%. During 2018, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment, which was recorded in income (loss) from equity affiliates in the consolidated statements of income. Also during 2018, we recorded a provision for loan loss of $1.7 million, fully reserving the first mortgage loan.

        Lexford Portfolio.    We own a $44,000 noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2019, 2018 and 2017, we received distributions from this equity investment and recognized income totaling $3.5 million, $2.5 million and $2.5 million, net of expenses, respectively.

        East River Portfolio.    We invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties) who together own an interest of 95%. We originated a $1.7 million bridge loan to the joint venture with an interest rate of 5.5% over LIBOR that was repaid in full during 2017. The losses associated with this investment for all periods presented was de minimis.

        Equity Participation Interest.    During 2017, we received $1.5 million from the redemption of a 25% equity participation interest we held in a multifamily property, which is included in income (loss) from equity affiliates in our consolidated statements of income. Our basis in this investment was zero prior to this transaction.

        See Note 19 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 9—Real Estate Owned

        Our real estate assets at both December 31, 2019 and 2018 were comprised of a hotel property and an office building.

	December 31, 2019			December 31, 2018
(in thousands)	Hotel Property	Office Building	Total	Hotel Property	Office Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,541	2,010	33,551	31,066	2,010	33,076
Less: Impairment loss	(14,307)	(2,500)	(16,807)	(13,307)	(2,500)	(15,807)
Less: Accumulated depreciation and amortization	(10,320)	(1,007)	(11,327)	(9,778)	(848)	(10,626)

Real estate owned, net	$10,208	$3,012	$13,220	$11,275	$3,171	$14,446

        During 2019, 2018 and 2017, our hotel property had a weighted average occupancy rate of 51%, 49% and 52%, respectively, a weighted average daily rate of $111, $108 and $108, respectively, and weighted average revenue per available room of $57, $53 and $56, respectively. The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

        Our office building was fully occupied by a single tenant until April 2017, when the lease expired. The building is currently vacant.

        Through site visits and discussions with market participants, we determined that our real estate assets exhibited indicators of impairment and, based on our impairment analyses performed, we recorded impairment losses of $1.0 million, $2.0 million and $3.2 million in 2019, 2018 and 2017, respectively.

        Our real estate assets had restricted cash balances due to escrow requirements totaling $0.5 million at both December 31, 2019 and 2018.

Note 10—Goodwill and Other Intangible Assets

        Goodwill.    The goodwill balance at both December 31, 2019 and 2018 was $56.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 10—Goodwill and Other Intangible Assets (Continued)

        Other Intangible Assets.    The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite-lived intangible assets:
Broker relationships	$25,000	$(10,807)	$14,193	$25,000	$(7,683)	$17,317
Borrower relationships	14,400	(4,980)	9,420	14,400	(3,540)	10,860
Below market leases	4,010	(2,548)	1,462	4,010	(1,811)	2,199
Acquired technology	900	(900)	—	900	(737)	163
Infinite-lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200

	$73,310	$(19,235)	$54,075	$73,310	$(13,771)	$59,539

        The amortization expense recorded for these intangible assets were $5.5 million, $5.6 million and $5.6 million during 2019, 2018 and 2017, respectively.

        At December 31, 2019, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the succeeding five years are as follows ($ in thousands):

		Estimated Amortization Expense for the Years Ending December 31,
	Wtd. Avg. Remaining Life (in years)
		2020	2021	2022	2023	2024
Finite-lived intangible assets:
Broker relationships	4.5	$3,125	$3,125	$3,125	$3,125	$1,693
Borrower relationships	6.5	1,440	1,440	1,440	1,440	1,440
Below market leases	4.8	684	126	126	126	126

	5.3	$5,249	$4,691	$4,691	$4,691	$3,259

        See Note 21 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations

Credit Facilities and Repurchase Agreements

        Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

	December 31, 2019				December 31, 2018
	UPB	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB	Debt Carrying Value(1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$400 million joint repurchase facility	$225,051	$224,658	$339,378	4.06%	$336,428	$334,696	$467,680	4.75%
$300 million repurchase facility	218,891	218,418	291,292	3.76%	—	—	—	—
$200 million repurchase facility	40,612	40,530	48,086	4.22%	—	—	—	—
$128.7 million loan specific credit facilities	128,677	128,274	184,116	4.13%	85,044	84,701	124,844	4.93%
$100 million repurchase facility	45,962	45,843	63,800	3.56%	71,017	70,837	98,597	4.31%
$75 million credit facility	4,690	4,570	7,000	3.56%	10,237	10,237	16,889	4.31%
$75 million credit facility	—	—	—	—	—	—	—	—
$50 million credit facility	14,948	14,933	17,650	3.81%	14,160	14,159	17,700	4.57%
$50 million credit facility	12,349	12,191	16,499	4.32%	—	—	—	—
$50 million credit facility	5,280	5,254	6,600	4.32%	—	—	—	—
$25 million credit facility	19,936	19,651	28,572	4.07%	—	—	—	—
$25 million working capital facility	—	—	—	—	—	—	—	—
$20 million credit facility	—	—	—	—	20,000	19,912	41,650	5.07%
$8 million credit facility	—	—	—	—	8,000	7,946	10,000	5.07%
$3.3 million master security agreements	3,267	3,267	—	4.08%	2,846	2,846	—	4.06%
Repurchase facilities—securities(2)	217,105	217,105	—	3.90%	118,112	118,112	—	5.07%

Structured Business total	$936,768	$934,694	$1,002,993	3.94%	$665,844	$663,446	$777,360	4.78%

Agency Business
$750 million ASAP agreement	$148,725	$148,725	$148,725	2.81%	$104,619	$104,619	$104,619	3.55%
$500 million repurchase facility	187,742	187,698	187,742	2.91%	130,917	130,906	130,917	3.78%
$300 million joint repurchase facility	300,446	299,824	300,446	3.26%	—	—	—	—
$250 million credit facility	—	—	—	—	26,651	26,651	26,651	3.75%
$150 million credit facility	89,673	89,657	89,673	2.91%	113,685	113,666	113,685	3.80%
$150 million credit facility	17,792	17,690	17,792	2.91%	96,419	96,339	96,419	3.80%

Agency Business total	$744,378	$743,594	$744,378	3.03%	$472,291	$472,181	$472,291	3.74%

Consolidated total	$1,681,146	$1,678,288	$1,747,371	3.54%	$1,138,135	$1,135,627	$1,249,651	4.35%

(1)
The debt carrying value for the Structured Business at December 31, 2019 and 2018 was net of unamortized deferred finance costs of $2.1 million and $2.4 million, respectively. The debt carrying value for the Agency Business at December 31, 2019 and 2018 was net of unamortized deferred finance costs of $0.2 million and $0.1 million, respectively.

(2)
As of December 31, 2019 and 2018, these facilities were collateralized by CLO bonds retained by us with a principal balance of $234.9 million and $114.2 million, respectively, B Piece bonds with a carrying value of $68.7 million and $76.4 million, respectively, and SFR bonds with a carrying value of $20.0 million at December 31, 2019.

        Joint Repurchase Facility.    We have a $700.0 million joint repurchase facility, which is shared between the Structured Business and the Agency Business, used to finance structured loans as well as Private Label loans. The facility bears interest at a rate of 175 basis points over LIBOR on structured multifamily senior mortgage loans, 200 to 225 basis points over LIBOR on structured non-multifamily senior mortgage loans, 350 basis points over LIBOR on structured junior mortgage loans and 150 basis points over LIBOR on Private Label loans. The facility matures in March 2020, with a one-year extension option, and has a maximum advance rate of 80% on all structured loans and 85% on Private Label loans. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

        Structured Business.    We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as described below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

        At December 31, 2019 and 2018, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.39% and 5.07%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% and 70% at December 31, 2019 and 2018, respectively.

        We have a $300.0 million repurchase facility to finance loans that bears interest at a rate of 195 basis points over LIBOR that matures in December 2020, with quarterly extension options having an extended maturity date no later than March 2023. The facility has a maximum advance rate of 80%.

        We have a $200.0 million repurchase facility to finance single-family rental properties that bears interest at a rate of 240 basis points over LIBOR and matures in August 2020, with six-month extension options in perpetuity.

        We have several loan specific credit facilities totaling $128.7 million used to finance individual bridge loans. The facilities bear interest at rates ranging from 210 to 250 basis points over LIBOR and mature between May 2020 and May 2022.

        We have a $100.0 million repurchase facility to finance multifamily bridge loans that bears interest at a rate ranging from 175 to 195 basis points over LIBOR (depending on the class of loan financed) and matures in June 2020. The facility has a maximum advance rate of 80%.

        We have a $75.0 million credit facility to finance multifamily bridge loans that bears interest at 175 basis points over LIBOR and matures in May 2020, with three one-year extension options. This facility includes a $25.0 million sublimit to finance healthcare related loans at an interest rate ranging from 212.5 to 250 basis points over LIBOR depending on the type of healthcare facility financed and the advance rate. The facility has a maximum advance rate of 80% on multifamily bridge loans and 75% on healthcare related loans.

        We have another $75.0 million credit facility to finance bridge loans that bears interest at a rate of 175 basis points over LIBOR and matures in June 2020. The facility has a maximum advance rate of 70% to 80%, depending on the property type.

        We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of 200 basis points over LIBOR and matures in April 2020, with two one-year extension options. This facility has a maximum advance rate of 80%.

        We have a $50.0 million credit facility to finance single-family rental properties that bears interest at a rate of 250 basis points over LIBOR with an interest rate floor of 4.00%. The facility matures in October 2022, with a one-year extension option, and has a maximum advance rate equal to the lesser of: (1) 75% of the UPB, (2) 50% of the appraised value of the collateral, or (3) 55% of the projected cost of construction.

        We have another $50.0 million credit facility that bears interest at a rate ranging from 250 to 325 basis points over LIBOR, depending on the type of healthcare facility financed, and matures in September 2020. The facility includes a one-year extension option and has a maximum advance rate of 80%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

        We have a $25.0 million credit facility used to purchase loans. The facility bears interest at a rate of 225 basis points over LIBOR and matures in June 2022, with a one-year extension option.

        We have a $25.0 million unsecured working capital line of credit that bears interest at a rate of 225 basis points over LIBOR. This line matures in August 2020 and is renewable annually.

        We had a $20.0 million credit facility used to finance a healthcare facility bridge loan. The facility bore interest at a rate of 250 basis points over LIBOR and, in the fourth quarter of 2019, the facility was repaid and the loan collateralizing this facility was placed into another facility.

        We had an $8.0 million credit facility used to finance a healthcare facility bridge loan. The facility bore interest at a rate of 250 basis points over LIBOR and, in the second quarter of 2019, the loan collateralizing this facility was placed into a CLO and we simultaneously repaid this facility.

        We have four notes payable under master security agreements that were used to finance leasehold improvements and capital expenditures for our corporate office. The notes bear interest at a weighted average fixed rate of 4.08%, require monthly amortization payments and mature between 2020 and 2022.

        We have four uncommitted repurchase facilities that are used to finance securities we retained in connection with our CLOs and our purchases of B Piece bonds from SBL program securitizations and SFR bonds. These facilities bear interest at rates ranging from 120 to 275 basis points over LIBOR and have no stated maturity dates.

        Agency Business.    We utilize credit facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below.

        We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of 105 basis points over LIBOR, with a LIBOR Floor of 0.35%.

        We have a $500.0 million repurchase facility that bears interest at a rate of 115 basis points over LIBOR and matures in October 2020. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $100.0 million repurchase facility that bears interest at a rate of 115 basis points over LIBOR and matures in June 2020. The committed amount under the facility was temporarily increased $150.0 million to $250.0 million, which expired in January 2020. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $150.0 million credit facility that bears interest at a rate of 115 basis points over LIBOR and was scheduled to mature in January 2020, which was temporarily extended to March 2020. We are currently in negotiations with the lender to further amend and extend the agreement. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

        We have another $150.0 million credit facility that bears interest at a rate of 115 basis points over LIBOR and matures in July 2020. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

        We have a $50.0 million letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program. The facility bears interest at a fixed rate of 2.875%, matures in September 2020 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2019, the letters of credit outstanding include $45.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

CLOs

        We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

        Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

				Collateral(3)
	Debt			Loans		Cash
December 31, 2019	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
CLO XII	$534,193	$529,448	3.30%	$596,366	$593,652	$17,800
CLO XI	533,000	528,690	3.25%	624,443	621,508	15,550
CLO X	441,000	437,391	3.26%	509,887	507,854	37,287
CLO IX	356,400	353,473	3.17%	407,696	406,463	47,230
CLO VIII	282,874	281,119	3.12%	359,186	357,914	544

Total CLOs	$2,147,467	$2,130,121	3.23%	$2,497,578	$2,487,391	$118,411

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

				Collateral(3)
	Debt			Loans		Cash
December 31, 2018	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
CLO X	$441,000	$436,384	4.01%	$539,007	$536,869	$20,993
CLO IX	356,400	352,244	3.92%	440,906	439,691	20,094
CLO VIII	282,874	279,857	3.87%	354,713	353,574	10,287
CLO VII	279,000	276,527	4.56%	325,057	324,195	30,725
CLO VI	250,250	248,536	5.05%	279,348	278,364	41,404

Total CLOs	$1,609,524	$1,593,548	4.22%	$1,939,031	$1,932,693	$123,503

(1)
Debt carrying value is net of $17.3 million and $16.0 million of deferred financing fees at December 31, 2019 and 2018, respectively.

(2)
At December 31, 2019 and 2018, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 3.63% and 4.73%, respectively.

(3)
As of December 31, 2019 and 2018, there was no collateral at risk of default or deemed to be a "credit risk" as defined by the CLO indenture.

(4)
Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $58.6 million and $25.1 million at December 31, 2019 and 2018, respectively.

        CLO XII.    In November 2019, we completed CLO XII, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $585.8 million. Of the total CLO notes issued, $534.2 million were investment grade notes issued to third party investors and $51.6 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $510.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $124.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $635.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $100.8 million, including the $51.6 million below investment grade notes. The notes had an initial weighted average interest rate of 1.50% plus one-month LIBOR and interest payments on the notes are payable monthly.

        CLO XI.    In June 2019, we completed CLO XI, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $602.1 million. Of the total CLO notes issued, $533.0 million were investment grade notes issued to third party investors and $69.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

portfolio of loan obligations with a face value of $520.4 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $129.6 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $650.0 million, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $117.0 million, including the $69.1 million below investment grade notes. The notes had an initial weighted average interest rate of 1.44% plus one-month LIBOR and interest payments on the notes are payable monthly.

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

December 31, 2019

Note 11—Debt Obligations (Continued)

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

        CLO VII.    In November 2019, we unwound CLO VII redeeming $279.0 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO XII), as well as with cash held by CLO VII, and expensed $1.4 million of deferred financing fees into interest expense on the consolidated statements of income.

        CLO VI.    In June 2019, we unwound CLO VI redeeming $250.3 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within our existing financing facilities (including CLO XI), as well as with cash held by CLO VI, and expensed $1.2 million of deferred financing fees into interest expense on the consolidated statements of income.

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

December 31, 2019

Note 11—Debt Obligations (Continued)

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

        Borrowings and the corresponding collateral under our Debt Fund are as follows ($ in thousands):

				Collateral(3)
	Debt			Loans		Cash
Period	Face Value	Carrying Value(1)	Wtd. Avg. Rate(2)	UPB	Carrying Value	Restricted Cash(4)
December 31, 2019	$70,000	$68,629	5.99%	$70,755	$68,629	$29,245

December 31, 2018	$70,000	$68,183	6.75%	$69,186	$68,924	$30,814

(1)
Debt carrying value is net of $1.4 million and $1.8 million of deferred financing fees at December 31, 2019 and 2018, respectively.

(2)
At December 31, 2019 and 2018, the aggregate weighted average note rate, including certain fees and costs, was 7.17% and 7.49%, respectively.

(3)
At both December 31, 2019 and 2018, there was no collateral at risk of default or deemed to be a "credit risk."

(4)
Represents restricted cash held for reinvestment. Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

        In October 2019, we issued $110.0 million aggregate principal amount of 4.75% senior unsecured notes due in October 2024 (the "4.75% Notes") in a private placement. We received proceeds of $108.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes. The 4.75% Notes are unsecured and can be redeemed by us at any time prior to October 15, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 4.75% Notes on or after October 15, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October starting in April 2020. At December 31, 2019, the debt carrying value of the 4.75% Notes was $108.4 million, net of $1.6 million of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 5.23%.

        In March 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 (the "5.75% Notes") in a private placement. We received proceeds of $88.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes. The 5.75% Notes

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

are unsecured and can be redeemed by us at any time prior to April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 5.75% Notes on or after April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October. At December 31, 2019, the debt carrying value of the 5.75% Notes was $88.4 million, net of $1.6 million of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 6.18%.

        In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the "Initial Notes") in a private placement, and, in May 2018, we issued an additional $25.0 million (the "Reopened Notes" and, together with the Initial Notes, the "5.625% Notes,") which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% Notes totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes. The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November. At December 31, 2019 and 2018, the debt carrying value of the 5.625% Notes were $123.1 million and $122.5 million, respectively, net of $1.9 million and $2.5 million, respectively, of deferred financing fees. At both December 31, 2019 and 2018, the weighted average note rate was 6.08%, respectively, including certain fees and costs.

Convertible Senior Unsecured Notes

        In November 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible notes through a private placement offering, which includes the exercised purchaser's total over-allotment option of $34.0 million. The 4.75% convertible notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter's discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible notes for a combination of $233.1 million in cash (which includes accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1 million.

        In 2018, we completed a similar exchange where we used the net proceeds from two separate private placements of our 5.25% convertible notes to initially exchange $127.6 million of our 5.375% convertible notes and $99.8 million of our 6.50% convertible notes for a combination of $219.8 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

in cash (which includes accrued interest) and 6,820,196 shares of our common stock. During 2018, we recorded a loss on extinguishment of debt of $5.0 million in connection with these exchanges, which included an inducement charge of $1.1 million.

        At December 31, 2019, there were $11.5 million, $24.3 million and $1.1 million aggregate principal amount remaining of our 5.25% convertible notes issued on July 3, 2018, 5.25% convertible notes issued on July 20, 2018 and 5.375% convertible notes, respectively. The initial conversion rates of the 5.25% convertible notes issued on July 3, 2018, 5.25% convertible notes issued on July 20, 2018 and 5.375% convertible notes were 86.9943 shares, 77.8331 shares and 107.7122 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share, $12.85 per share and $9.28 per share of common stock, respectively. At December 31, 2019, the 5.25% convertible notes issued on July 3, 2018, 5.25% convertible notes issued on July 20, 2018 and 5.375% convertible notes had conversion rates of 89.2795 shares, 79.8777 shares and 114.6568 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.20 per share, $12.52 per share and $8.72 per share of common stock, respectively. The 5.25% convertible notes and 5.375% convertible notes pay interest semiannually in arrears and have scheduled maturity dates in July 2021 and November 2020, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

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

        Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.67 years and 2.49 years at December 31, 2019 and 2018, respectively, on a weighted average basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

        The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability Component				Equity Component
Period	UPB	Unamortized Debt Discount	Unamortized Deferred Financing Fees	Net Carrying Value	Net Carrying Value
December 31, 2019	$300,914	$9,235	$7,527	$284,152	$9,962

December 31, 2018	$270,057	$8,229	$7,060	$254,768	$9,436

        During 2019, we incurred total aggregate interest expense on the notes of $28.3 million, of which $13.5 million, $6.8 million and $7.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. During 2018, we incurred total aggregate interest expense on the notes of $21.1 million, of which $13.4 million, $4.8 million and $2.9 million related to the cash coupon, amortization of the deferred financing fees and of the debt discount, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.80% and 7.45% at December 31, 2019 and 2018, respectively.

Junior Subordinated Notes

        In 2017, we purchased, at a discount, $20.9 million of our junior subordinated notes with a carrying value of $19.8 million and recorded a gain on extinguishment of debt of $7.1 million. The carrying value of borrowings under our junior subordinated notes were $140.9 million and $140.3 million at December 31, 2019 and 2018, respectively, which is net of a deferred amount of $11.4 million and $12.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $2.0 million and $2.1 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 4.75% and 5.66% at December 31, 2019 and 2018, respectively. Including certain fees and costs, the weighted average note rate was 4.83% and 5.75% at December 31, 2019 and 2018, respectively.

Debt Covenants

        Credit Facilities, Repurchase Agreements and Unsecured Debt.    The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2019.

        CLOs.    Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2019, as well as on the most recent determination dates in January

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

2020. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

        Our CLO compliance tests as of the most recent determination dates in January 2020 are as follows:

Cash Flow Triggers	CLO VIII	CLO IX	CLO X	CLO XI	CLO XII
Overcollateralization(1)
Current	129.03%	134.68%	126.98%	121.95%	118.87%
Limit	128.03%	133.68%	125.98%	120.95%	117.87%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	285.83%	250.76%	250.52%	229.31%	187.58%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11—Debt Obligations (Continued)

        Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination(1)	CLO VIII	CLO IX	CLO X	CLO XI	CLO XII
January 2020	129.03%	134.68%	126.98%	121.95%	118.87%
October 2019	129.03%	134.68%	126.98%	121.95%	—
July 2019	129.03%	134.68%	126.98%	121.95%	—
April 2019	129.03%	134.69%	126.98%	—	—
January 2019	129.03%	134.68%	126.98%	—	—

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

Note 12—Allowance for Loss-Sharing Obligations

        Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$34,298	$30,511
Provision for loss sharing	4,879	7,126
Provision reversal for loan repayments	(3,732)	(3,283)
Charge-offs, net	(797)	(56)

Ending balance	$34,648	$34,298

        When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2019 and 2018, we had outstanding advances of $0.5 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

        At December 31, 2019 and 2018, our allowance for loss-sharing obligations represented 0.23% and 0.25%, respectively, of the Fannie Mae servicing portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 12—Allowance for Loss-Sharing Obligations (Continued)

        At December 31, 2019 and 2018, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.73 billion and $2.46 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 13—Derivative Financial Instruments

        We enter into derivative financial instruments to manage exposures that arise from business activities resulting in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. We do not use these derivatives for speculative purposes, but are instead using them to manage our exposure to interest rate risk.

        Agency Rate Lock and Forward Sale Commitments.    We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower "rate locks" a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers under the GSE programs, we enter into a forward sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

        These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2019, 2018 and 2017, we recorded net losses of $7.8 million, net gains of $6.0 million and net losses of $1.4 million, respectively, from changes in the fair value of these derivatives in other income, net and $90.8 million, $98.8 million and $76.8 million, respectively, of income from MSRs. See Note 14 for details.

        Interest Rate Swap Futures.    We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. The Swap Futures do not meet the criteria for hedge accounting, typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our Swap Futures are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 13—Derivative Financial Instruments (Continued)

cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

        During 2019, we recorded realized losses of $0.4 million and unrealized gains of $0.2 million, respectively, to our Structured Business related to our Swap Futures. During 2019, we recorded realized gains of $4.6 million and unrealized gains of $1.5 million to our Private Label Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in other income, net on our consolidated statements of income.

        A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

December 31, 2019
	Notional Value			Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Agency Business
Rate Lock Commitments	5	$37,657	Other Assets/ Other Liabilities	$1,066	$(202)
Forward Sale Commitments	79	483,576	Other Assets/ Other Liabilities	369	(2,895)
Swap Futures	3,274	327,400		—	—

		$848,633		$1,435	$(3,097)

Structures Business
Swap Futures	271	$27,100	Other Assets/ Other Liabilities	$—	$—

December 31, 2018
Agency Business
Rate Lock Commitments	4	$18,161	Other Assets/ Other Liabilities	$324	$(95)
Forward Sale Commitments	90	491,125	Other Assets/ Other Liabilities	5,789	(637)

		$509,286		$6,113	$(732)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2019			December 31, 2018
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$4,279,611	$4,189,960	$4,228,071	$3,283,342	$3,200,145	$3,249,499
Loans held-for-sale, net	847,126	861,360	876,975	472,964	481,664	489,546
Capitalized mortgage servicing rights, net	n/a	286,420	328,995	n/a	273,770	322,463
Securities held-to-maturity, net	111,028	88,699	91,738	103,515	76,363	79,097
Derivative financial instruments	173,532	1,435	1,435	400,661	6,113	6,113
Financial liabilities:
Credit and repurchase facilities	$1,681,146	$1,678,288	$1,677,658	$1,138,135	$1,135,627	$1,135,774
Collateralized loan obligations	2,147,467	2,130,121	2,147,944	1,609,524	1,593,548	1,588,989
Debt fund	70,000	68,629	70,138	70,000	68,183	70,154
Senior unsecured notes	325,000	319,799	331,225	125,000	122,484	123,750
Convertible senior unsecured notes, net	300,914	284,152	310,778	270,057	254,768	267,324
Junior subordinated notes	154,336	140,949	97,668	154,336	140,259	95,873
Derivative financial instruments	347,701	3,097	3,097	108,625	732	732

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value (Continued)

        Loans and investments, net.    Fair values of loans and investments that are not impaired are estimated using inputs based on direct capitalization rate and discounted cash flow methodologies using discount rates, which, in our opinion, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality (Level 3). Fair values of impaired loans and investments are estimated using inputs that require significant judgments, which include assumptions regarding discount rates, capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans and other factors (Level 3).

        Loans held-for-sale, net.    Consists of originated loans that are generally transferred or sold within 60 days to 180 days of loan funding, and are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics (Level 2). Fair value includes the fair value allocated to the associated future MSRs and is calculated pursuant to the valuation techniques described below for capitalized mortgage servicing rights, net (Level 3).

        Capitalized mortgage servicing rights, net.    Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). The fair value of MSRs carried at amortized cost are estimated using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the contractually specified servicing fees, prepayment speed of the underlying loans, discount rate, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.

        Securities held-to-maturity, net.    Fair values are approximated using inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third-party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions (Level 3).

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

        Credit facilities and repurchase agreements.    Fair values for credit facilities and repurchase agreements of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit facilities and repurchase agreement for the Agency Business bear interest at rates that are similar to those available in the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value (Continued)

market currently and the fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.

        Collateralized loan obligations, Debt Fund and junior subordinated notes.    Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads (Level 3).

        Senior unsecured notes.    Fair values are estimated at current market quotes received from active markets when available (Level 1). If quotes from active markets are unavailable, then the fair values are estimated utilizing current market quotes received from inactive markets (Level 2).

        Convertible senior unsecured notes, net.    Fair values are estimated based on current market quotes received from inactive markets (Level 2).

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of December 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,435	$1,435	$—	$369	$1,066
Financial liabilities:
Derivative financial instruments	$3,097	$3,097	$—	$3,097	$—

        We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of December 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$59,657	$59,657	$—	$—	$59,657
Non-financial assets:
Long-lived assets(2)	$13,220	$13,220	$—	$—	$13,220

(1)
We had an allowance for loan losses of $71.1 million relating to five loans with an aggregate carrying value, before loan loss reserves, of $130.7 million at December 31, 2019.

(2)
We recorded a $1.0 million impairment loss during 2019 on the hotel property we own. See Note 9 for details.

        Loan impairment assessments.    Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value (Continued)

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

        Quantitative information about Level 3 fair value measurements at December 31, 2019 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$58,931	Discounted cash flows	Discount rate	23.00%
			Revenue growth rate	3.00%
Office	726	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	1,066	Discounted cash flows	W/A discount rate	13.59%
Long-lived assets:
Hotel property	10,208	Broker quotes	N/A	N/A

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value (Continued)

        The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2019	2018	2017
Derivative assets
Balance at beginning of period	$324	$276	$2,816
Settlements	(83,992)	(98,791)	(79,360)
Realized gains recorded in earnings	83,668	98,515	76,544
Unrealized gains recorded in earnings	1,066	324	276

Balance at end of period	$1,066	$324	$276

        The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

December 31, 2019	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Total Fair Value Adjustment
Rate lock commitments	$37,657	$1,066	$(202)	$864
Forward sale commitments	483,576	—	202	202
Loans held-for-sale, net(1)	847,126	16,519	—	16,519

Total		$17,585	$—	$17,585

(1)
Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 14—Fair Value (Continued)

        We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels as of December 31, 2019 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$4,189,960	$4,228,071	$—	$—	$4,228,071
Loans held-for-sale, net	861,360	876,975	—	860,456	16,519
Capitalized mortgage servicing rights, net	286,420	328,995	—	—	328,995
Securities held-to-maturity, net	88,699	91,738	—	—	91,738
Financial liabilities:
Credit and repurchase facilities	$1,678,288	$1,677,658	$—	$743,594	$934,064
Collateralized loan obligations	2,130,121	2,147,944	—	—	2,147,944
Debt fund	68,629	70,138	—	—	70,138
Senior unsecured notes	319,799	331,225	331,225	—	—
Convertible senior unsecured notes, net	284,152	310,778	—	310,778	—
Junior subordinated notes	140,949	97,668	—	—	97,668

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

        As of December 31, 2019, we were required to maintain at least $14.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

        We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2019, we met the restricted liquidity requirement with a $45.0 million letter of credit and $1.9 million of cash collateral.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 15—Commitments and Contingencies (Continued)

        As of December 31, 2019, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $36.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

        We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2019, we met all of Fannie Mae's quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA and we believe we have met all requirements as of December 31, 2019.

        As an approved designated seller/servicer under Freddie Mac's SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

        We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in more detail in Note 13 and Note 14.

        Debt Obligations and Operating Leases.    As of December 31, 2019, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2020	$1,629,115	$5,301	$1,634,416
2021	495,601	3,044	498,645
2022	1,479,600	2,775	1,482,375
2023	496,049	2,052	498,101
2024	215,154	1,459	216,613
Thereafter	363,344	3,304	366,648

Total	$4,678,863	$17,935	$4,696,798

        As of December 31, 2019, our leases had remaining lease terms of 0.7 - 7.2 years with a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 4.7%. We recorded lease expense of $6.1 million, $5.4 million and $4.7 million during 2019, 2018 and 2017, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 15—Commitments and Contingencies (Continued)

        Unfunded Commitments.    In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $163.8 million as of December 31, 2019 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

        The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC ("ACM") and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment ("Fiduciary Duty Claims") and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 15—Commitments and Contingencies (Continued)

The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. During a status conference held in March 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling. Subsequent to that hearing, a new judge was assigned to the case and, in November 2016, the new judge entered an order directing the parties to file supplemental briefs addressing new cases decided since the last round of briefing. Oral arguments regarding the motion to dismiss were heard at a hearing held in January 2017. The Court reserved decision at that hearing. The next hearing is scheduled for February 19, 2020.

        We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

        Litigation Settlement.    In 2018, we received net proceeds of $10.2 million from the settlement of a litigation related to a prior investment, which was recognized as a gain.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 16—Variable Interest Entities (Continued)

        The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Restricted cash	$208,467	$179,855
Loans and investments, net	2,557,909	2,001,617
Other assets	18,380	16,624

Total assets	$2,784,756	$2,198,096

Liabilities:
Collateralized loan obligations	$2,130,121	$1,593,548
Debt fund	68,629	68,183
Due to related party	6,734	—
Other liabilities	4,115	3,408

Total liabilities	$2,209,599	$1,665,139

        Assets held by the CLOs and Debt Fund are restricted and can only be used to settle obligations of the CLOs and Debt Fund, respectively. The liabilities of the CLOs and Debt Fund are non-recourse to us and can only be satisfied from each respective asset pool. See Note 11 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs or Debt Fund.

        Unconsolidated VIEs.    We determined that we are not the primary beneficiary of 30 VIEs in which we have a variable interest as of December 31, 2019 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance.

        A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2019 is as follows (in thousands):

Type	Carrying Amount(1)
Loans	$436,169
B Piece and SFR bonds	88,699
Equity investments	12,961
Agency interest only strips	2,735

Total	$540,564

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2019, $129.0 million of loans to VIEs had corresponding loan loss reserves of $69.4 million. See Note 3 for details. In addition, the maximum loss exposure as of December 31, 2019 would not exceed the carrying amount of our investment.

        These unconsolidated VIEs have exposure to real estate debt of approximately $4.48 billion at December 31, 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 17—Equity

        Preferred Stock.    The Series A, B and C preferred stock outstanding are redeemable by us.

        Common Stock.    In December 2019, we completed a public offering in which we sold 7,475,000 shares of our common stock (which includes the underwriter's exercised over-allotment option of 975,000 shares) for $13.93 per share, and received net proceeds of $104.0 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used a portion of the net proceeds to purchase, in February 2020, an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

        In May 2019, we completed a public offering in which we sold 9,200,000 shares of our common stock (which includes the underwriter's exercised over-allotment option of 1,200,000 shares) for $12.58 per share, and received net proceeds of $115.6 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used a portion of the net proceeds to purchase an aggregate of 920,000 shares of our common stock from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

        In August 2019, we amended our "At-The-Market" equity offering sales agreement with JMP Securities LLC ("JMP"). In connection with the amendment we are entitled to issue and sell up to 7,500,000 shares of our common stock through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2019, we sold an aggregate of 3,162,000 shares under the JMP agreement for net proceeds of $41.0 million. As of February 7, 2020, we had approximately 3,000,000 shares available under this agreement.

        During 2019, we issued approximately 4,700,000 shares of our common stock in connection with the exchanges and subsequent settlements of our 5.25% convertible notes, 5.375% convertible notes and 6.50% convertible notes.

        In December 2018, our Board of Directors declared a special dividend of $0.15 per common share, which was paid in January 2019 with a combination of $2.5 million of cash and 901,432 common shares.

        As of December 31, 2019, we had $137.9 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

        Noncontrolling Interest.    Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

        In 2019, we redeemed 391,156 OP Units with a combination of cash totaling $1.7 million and 258,677 common shares. We also redeemed 577,185 OP Units in 2018 for cash totaling $6.8 million. In addition, our Board of Directors declared a special dividend of $0.15 per common share in December

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 17—Equity (Continued)

2018, which was paid to the OP Unit holders in a combination of $0.6 million of cash and 221,666 OP Units in January 2019.

        At December 31, 2019, there were 20,484,094 OP Units outstanding, which represented 15.7% of the voting power of our outstanding stock.

        Distributions.    Dividends declared (on a per share basis) for the year ended December 31, 2019 are as follows:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2019	$0.27	February 1, 2019	$0.515625	$0.484375	$0.53125
May 1, 2019	$0.28	May 1, 2019	$0.515625	$0.484375	$0.53125
July 31, 2019	$0.29	July 31, 2019	$0.515625	$0.484375	$0.53125
October 30, 2019	$0.30	October 30, 2019	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 1, 2019 was for December 1, 2018 through February 28, 2019. The dividend declared on May 1, 2019 was for March 1, 2019 through May 31, 2019. The dividend declared on July 31, 2019 was for June 1, 2019 through August 31, 2019. The dividend declared on October 30, 2019 was for September 1, 2019 through November 30, 2019.

        Common Stock—On February 13, 2020, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on March 17, 2020 to common stockholders of record as of the close of business on February 28, 2020.

        Preferred Stock—On January 31, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2019 through February 29, 2020 and are payable on March 2, 2020 to preferred stockholders of record on February 15, 2020.

        We have determined that 100% of the common stock and preferred stock dividends paid during 2019, 2018 and 2017 represented ordinary income to our stockholders for income tax purposes. Pursuant to Internal Revenue Code Section 59(d), alternative minimum tax ("AMT") could be apportioned between a REIT and its stockholders' to the extent the REIT distributes its regular taxable income. However, among the numerous provisions included in the Tax Reform enacted in December 2017, the AMT was repealed for corporate taxpayers. Therefore, the apportionment of AMT between a REIT and its stockholders is no longer applicable for tax years beginning after December 31, 2017.

        Deferred Compensation.    We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers, directors and, prior to May 31, 2017, employees of our Former Manager.

        In 2019, 2018 and 2017, we granted 333,884 shares, 265,444 shares and 299,750 shares, respectively, of restricted common stock with a total grant date fair value of $4.2 million, $2.3 million and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 17—Equity (Continued)

$2.4 million, respectively, to certain employees of ours and our Former Manager. One third of the shares vested as of the grant date and one third will vest on each of the first and second anniversaries of the grant date. In 2019, 2018 and 2017, we granted 55,244 shares, 67,002 shares and 74,375 shares, respectively, of fully vested common stock with a grant date fair value of $0.7 million, $0.6 million and $0.6 million, respectively, to the independent members of our Board of Directors. In July 2019, we also issued 124,069 shares of restricted common stock to an employee with a total grant date fair value of $1.5 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date.

        In 2019, 2018 and 2017, we granted our chief executive officer 58,738 shares 63,584 shares 74,830 shares, respectively, of restricted common stock with a grant date fair value of $0.7 million, $0.6 million and $0.6 million, respectively, and up to 352,427, 381,503 and 448,980, respectively, of performance-based restricted stock units with a grant date fair value of $1.7 million, $0.8 million and $1.0 million, respectively. One quarter of the restricted common stock vested on the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. To date, our chief executive officer was granted in the aggregate up to 2,050,023 performance-based restricted stock units, of which 421,348 units and 445,765 units fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2019 and 2018, respectively. The 445,765 fully vested units were net settled for 203,492 common shares in 2019.

        In 2019, 2018 and 2017, we also granted our chief executive officer 246,508 shares, 294,985 shares and 357,569 shares, respectively, of performance-based restricted stock with a grant date fair value of $3.0 million, $3.4 million and $2.7 million, respectively, as a result of achieving goals related to the integration of the Acquisition. The performance-based restricted stock vests in full three years after the grant date.

        During 2019, 2018 and 2017, we recorded total stock-based compensation expense of $8.8 million, $5.4 million and $3.2 million, respectively, to employee compensation and benefits and $0.7 million, $0.6 million and $1.7 million, respectively, to selling and administrative expense.

        During 2019, a total of 900,092 shares of restricted stock and restricted stock units with a grant date fair value of $5.9 million vested.

        As of December 31, 2019 and 2018, there were 1,379,615 shares and 1,033,616 shares, respectively, of unvested restricted common stock with a grant date fair value of $14.8 million and $9.5 million, respectively.

        At December 31, 2019, total unrecognized compensation cost related to unvested restricted common stock was $7.0 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.8 years.

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

December 31, 2019

Note 17—Equity (Continued)

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

        A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Year Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders(1)	$121,074	$121,074	$108,312	$108,312	$65,835	$65,835
Net income attributable to noncontrolling interest(2)	—	26,610	—	32,185	—	24,120

Net income attributable to common stockholders and noncontrolling interest	$121,074	$147,684	$108,312	$140,497	$65,835	$89,955

Weighted average shares outstanding	92,851,327	92,851,327	70,208,165	70,208,165	57,890,574	57,890,574
Dilutive effect of OP Units(2)	—	20,502,128	—	21,033,103	—	21,230,769
Dilutive effect of restricted stock units(3)	—	1,421,528	—	1,476,653	—	1,092,072
Dilutive effect of convertible notes(4)	—	1,417,968	—	908,861	—	97,837
Dilutive effect of stock dividend(5)	—	—	—	15,386	—	—

Weighted average shares outstanding	92,851,327	116,192,951	70,208,165	93,642,168	57,890,574	80,311,252

Net income per common share(1)	$1.30	$1.27	$1.54	$1.50	$1.14	$1.12

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

Note 18—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. In 2019, we elected to retain excess inclusion income rather than passing it through to our shareholders. Consequently, we had REIT-federal taxable income, net of dividends

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 18—Income Taxes (Continued)

paid deduction, for 2019, and therefore, have provided for REIT federal income tax expense of $0.6 million attributable to excess inclusion income. We did not have any REIT—federal taxable income, net of dividends paid and net operating loss deductions, for 2018 and 2017, and therefore, have not provided for REIT federal income tax expense. The REIT incurred state tax expense/(benefit) for 2019, 2018 and 2017, in the amount of $0.1 million, ($0.1) million and $1.0 million, respectively. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018.

        Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business, are owned or conducted through our TRS Consolidated Group, the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group has federal net operating losses from prior years which will be used against the income from the Agency Business. For 2019, 2018 and 2017, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $15.0 million, $9.7 million and $13.4 million, respectively. In 2019, valuation allowance previously recorded at the TRS Consolidated Group was released in the amount of $3.3 million on the deferred tax assets subject to loss limitation rules. In 2018, valuation allowance was recorded at the TRS Consolidated Group in the amount of $0.3 million on the deferred tax assets related to capital loss carryforwards. In 2017, valuation allowance previously recorded at the TRS Consolidated Group was released in the amount of $3.5 million.

        In January 2018, the $50.0 million preferred equity interest entered into with ACM to finance a portion of the Acquisition purchase price was paid off. When we entered into the Acquisition, we established a deferred tax liability in connection with the $50.0 million preferred equity interest. Upon payoff in January 2018, the deferred tax liability was written off and we recorded a deferred tax benefit in the amount of $12.5 million. See Note 19 for details.

        A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Pre-tax GAAP income:
REIT	$94,076	$64,260	$66,988
TRS Consolidated Group	76,198	93,522	43,880

Total pre-tax GAAP income	$170,274	$157,782	$110,868

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 18—Income Taxes (Continued)

        Our provision for (benefit from) income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax provision:
Federal	$12,380	$17,479	$17,201
State	2,505	4,285	3,557

Total	14,885	21,764	20,758

Deferred tax provision (benefit) :
Federal	$2,744	$(9,446)	$(2,928)
State	688	(2,867)	(929)
Valuation allowance	(3,281)	280	(3,542)

Total	151	(12,033)	(7,399)

Total income tax expense	$15,036	$9,731	$13,359

        A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
REIT non-taxable income	(11.3)	(8.6)	(21.2)
State and local income taxes, net of federal tax benefit	1.5	0.6	1.6
Change in valuation allowance	(1.9)	0.2	(1.3)
Preferred equity interest deferred tax write-off	—	(6.3)	—
Tax rate change	—	—	(4.8)
Other	(0.5)	(0.7)	2.7

Effective income tax rate	8.8%	6.2%	12.0%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 18—Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Expenses not currently deductible	$14,850	$11,853
Loan loss reserves	8,863	8,614
Net operating and capital loss carryforwards	417	417
Valuation allowance	(417)	(3,698)

Deferred tax assets, net	$23,713	$17,186

Deferred tax liabilities:
Interest in equity affiliates—net	$1,587	$136
Intangibles	8,684	9,674
Mortgage servicing rights	11,476	5,290
Other	837	807

Deferred tax liabilities, net	$22,584	$15,907

        The Tax Reform was signed into law on December 22, 2017. Among numerous provisions included in the new tax law was the reduction of the corporate federal income tax rate from 35% to 21%. The provision for income taxes for 2019 and 2018 reflects the newly enacted corporate federal income tax rate of 21%. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Reform throughout 2018 and in 2017. At December 31, 2018, we completed our accounting for the enactment-date income tax effects of the Tax Reform and no material adjustments were recorded. At December 31, 2017, the provision for income taxes for 2017 included the newly enacted corporate federal income tax rate of 21%, which resulted in a deferred income tax benefit of approximately $5.3 million primarily from applying the new lower income tax rates to our net long term deferred tax assets and liabilities recorded on our consolidated balance sheets.

        At December 31, 2019, our TRS Consolidated Group, had approximately $23.7 million of deferred tax assets net of a $0.4 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by approximately $22.6 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles, and mortgage servicing rights.

        At December 31, 2018, our TRS Consolidated Group, had approximately $17.2 million of deferred tax assets net of a $3.7 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by approximately $15.9 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles, and mortgage servicing rights.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 18—Income Taxes (Continued)

        As of both December 31, 2019 and 2018, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards remaining and no capital loss carryforwards.

        At both of December 31, 2019 and 2018, the TRS Consolidated Group had federal and state net operating loss carryforwards of approximately $0.5 million, which will expire through 2031 and capital loss carryforwards of approximately $1.1 million, which will expire through 2023.

        We have assessed our tax positions for all open years, which includes 2016-2019, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2016 through 2019.

Note 19—Agreements and Transactions with Related Parties

        Management Agreement.    Prior to May 31, 2017, we had a management agreement with ACM, pursuant to which ACM provided us with a variety of professional and advisory services vital to our operations, including underwriting, accounting and treasury, compliance, marketing, information technology and human resources. Pursuant to the terms of the management agreement, we reimbursed ACM for its actual costs incurred in connection with managing our business through a base management fee, and, under certain circumstances, an annual incentive fee. In May 2017, we terminated the existing management agreement. We incurred base management fees of $6.7 million in 2017.

        Shared Services Agreement.    We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During 2019, 2018 and 2017, we incurred $2.7 million, $1.3 million and $0.7 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

        Other Related Party Transactions.    Due from related party was $10.7 million and $1.3 million at December 31, 2019 and 2018, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2019 and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

        Due to related party was $13.1 million at December 31, 2019 and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

        In certain instances our business requires our executives to charter privately-owned aircraft in furtherance of our business. In October 2019, we entered into an aircraft time sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During 2019, we reimbursed the aircraft owner $0.1 million for the flights chartered by our executives pursuant the agreement.

        In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 19—Agreements and Transactions with Related Parties (Continued)

members. We committed to a $30.0 million investment (of which $10.9 million was funded as of December 31, 2019) for an 18% interest in AMAC III. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower which we have an outstanding $34.0 million bridge loan. In connection with the AMAC III mezzanine loan, we entered into an inter-creditor agreement with AMAC III. In addition, we originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. We received a $0.2 million cash distribution and recorded a $0.2 million loss in 2019 related to this investment. Interest income recorded from our bridge and Private Label loans totaled $3.3 million for 2019.

        In November 2018, we originated a $61.2 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. In the fourth quarter of 2019, the loan commitment was reduced to $22.6 million (of which $17.4 million was funded as of December 31, 2019) and the related party investors liquidated their equity investment. Interest income recorded from this loan totaled $1.3 million and $0.2 million for 2019 and 2018, respectively.

        In October 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and matures in October 2020. Interest income recorded from this loan totaled $2.7 million for 2019.

        In October 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $1.3 million and $0.3 million for 2019 and 2018, respectively.

        In August 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and is scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan totaled $1.8 million and $0.8 million for 2019 and 2018, respectively.

        In June 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $1.4 million and $0.6 million for 2019 and 2018, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 19—Agreements and Transactions with Related Parties (Continued)

        In April 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $8.6 million was funded as of December 31, 2019. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.6 million and $0.3 million for 2019 and 2018, respectively.

        In January 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million and $3.8 million for 2018 and 2017, respectively.

        In December 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was scheduled to mature in June 2020. In October 2019, the borrower repaid this loan in full. Interest income recorded from this loan totaled $1.7 million, $2.4 million and $0.1 million for 2019, 2018 and 2017, respectively.

        In the fourth quarter of 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and was scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in November 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $2.2 million, $2.1 million and $0.2 million for 2019, 2018 and 2017, respectively.

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

        In May 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was $0.1 million, $0.1 million and less than $0.1 million for 2019, 2018 and 2017, respectively.

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

December 31, 2019

Note 19—Agreements and Transactions with Related Parties (Continued)

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

        In January 2017, Ginkgo Investment Company LLC ("Ginkgo"), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2019. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was $0.1 million for all periods presented.

        In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans have an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from these loans totaled $0.3 million, $1.9 million and $2.7 million for 2019, 2018 and 2017, respectively.

        In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment has a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. Interest income recorded from these loans totaled $0.6 million, $1.4 million and $1.3 million for 2019, 2018 and 2017, respectively.

        In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 19—Agreements and Transactions with Related Parties (Continued)

January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million and $1.1 million for 2018 and 2017, respectively.

        In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. Since the initial investment, we invested an additional $16.1 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business's origination platform and we received cash distributions totaling $16.9 million (that were classified as returns of capital) as a result of the joint venture selling most of its mortgage assets. We recorded income from these investments of $7.2 million, $0.9 million and a loss of $7.2 million for 2019, 2018 and 2017, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. As of December 31, 2019, our maximum exposure under this guaranty totals $0.4 million. We have not accrued this amount as we do not believe that we will be required to make any nonrefundable payments under this guaranty.

        Interest income recorded from loans originated in 2015 or prior years with our affiliates totaled $1.3 million and $5.8 million for 2018 and 2017, respectively.

        We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the "Lexford" portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans, which we originated in June 2018, have interest rates of LIBOR plus 4.0% and mature in June 2021 (with 2 one-year extension options). During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million. Interest income recorded from these loans totaled $9.6 million and $10.1 million during 2019 and 2018, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $3.5 million, $2.5 million and $2.5 million during 2019, 2018 and 2017, respectively, which were recorded as income (loss) from equity affiliates. Separate from the loans we originated in June 2018, we provide limited ("bad boy") guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2019, this debt had an aggregate outstanding balance of $617.9 million and is scheduled to mature between 2020 and 2029.

        Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 31% of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 19—Agreements and Transactions with Related Parties (Continued)

outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At December 31, 2019, ACM holds 4,285,694 shares of our common stock and 14,685,729 OP Units, which represents 14.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 20—Employee Benefits

        401(k).    We have a 401(k) defined contribution plan (the "401(k) Plan") which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2019, 2018 and 2017, we recorded $0.7 million, $0.6 million and $0.6 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

        Deferred Compensation.    We have a non-qualified deferred compensation plan (the "Deferred Comp Plan") which is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. Under the Deferred Comp Plan, which can be modified or discontinued at any time, participating employees may defer a portion of their compensation and we are contractually obligated to match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests. All employee deferrals vest immediately and matching contributions vest over a nine-year period beginning after year five. For 2019, 2018 and 2017, there were $4.7 million, $3.4 million and $2.4 million, respectively, of employee deferrals. At December 31, 2019 and 2018, we had recorded liabilities totaling $13.2 million and $8.8 million, respectively, and assets of $8.2 million and $5.9 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 21—Segment Information

        The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses, management fees (through May 31, 2017—effective date of the termination of the existing management agreement with ACM) and stock-based compensation.

	Year Ended December 31, 2019
	Structured Business	Agency Business	Other / Eliminations(1)	Consolidated
Interest income	$289,841	$26,099	$—	$315,940
Interest expense	169,802	16,597	—	186,399

Net interest income	120,039	9,502	—	129,541

Other revenue:
Gain on sales, including fee-based services, net	—	65,652	—	65,652
Mortgage servicing rights	—	90,761	—	90,761
Servicing revenue	—	103,223	—	103,223
Amortization of MSRs	—	(48,681)	—	(48,681)
Property operating income	9,674	—	—	9,674
Other income, net	903	(1,687)	—	(784)

Total other revenue	10,577	209,268	—	219,845

Other expenses:
Employee compensation and benefits	31,264	90,838	—	122,102
Selling and administrative	18,099	22,230	—	40,329
Property operating expenses	10,220	—	—	10,220
Depreciation and amortization	2,046	5,464	—	7,510
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	1,147	—	1,147

Total other expenses	62,629	119,679	—	182,308

Income before extinguishment of debt, income from equity affiliates and income taxes	67,987	99,090	—	167,078
Loss on extinguishment of debt	(7,439)	—	—	(7,439)
Income from equity affiliates	10,635	—	—	10,635
Provision for income taxes	(668)	(14,368)	—	(15,036)

Net income	70,515	84,722	—	155,238

Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	26,610	26,610

Net income attributable to common stockholders	$62,961	$84,722	$(26,610)	$121,074

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 21—Segment Information (Continued)

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

December 31, 2019

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 21—Segment Information (Continued)

	December 31, 2019
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$264,468	$35,219	$299,687
Restricted cash	208,926	1,949	210,875
Loans and investments, net	4,189,960	—	4,189,960
Loans held-for-sale, net	—	861,360	861,360
Capitalized mortgage servicing rights, net	—	286,420	286,420
Securities held-to-maturity, net	20,000	68,699	88,699
Investments in equity affiliates	41,800	—	41,800
Goodwill and other intangible assets	12,500	98,200	110,700
Other assets	118,175	31,484	149,659

Total assets	$4,855,829	$1,383,331	$6,239,160

Liabilities:
Debt obligations	$3,878,343	$743,595	$4,621,938
Allowance for loss-sharing obligations	—	34,648	34,648
Other liabilities	171,004	55,543	226,547

Total liabilities	$4,049,347	$833,786	$4,883,133

	December 31, 2018
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$89,457	$70,606	$160,063
Restricted cash	180,606	—	180,606
Loans and investments, net	3,200,145	—	3,200,145
Loans held-for-sale, net	—	481,664	481,664
Capitalized mortgage servicing rights, net	—	273,770	273,770
Securities held-to-maturity, net	—	76,363	76,363
Investments in equity affiliates	21,580	—	21,580
Goodwill and other intangible assets	12,500	103,665	116,165
Other assets	81,494	20,325	101,819

Total assets	$3,585,782	$1,026,393	$4,612,175

Liabilities:
Debt obligations	$2,842,688	$472,181	$3,314,869
Allowance for loss-sharing obligations	—	34,298	34,298
Other liabilities	159,413	38,029	197,442

Total liabilities	$3,002,101	$544,508	$3,546,609

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 21—Segment Information (Continued)

	Year Ended December 31,
	2019	2018	2017
Origination Data:
Structured Business
New loan originations	$2,803,251	$1,656,020	$1,842,974
Loan payoffs / paydowns	1,748,387	955,575	924,120
Agency Business
Origination Volumes by Investor:
Fannie Mae	$3,346,272	$3,332,100	$2,929,481
Freddie Mac	728,317	1,587,958	1,322,498
FHA	123,095	153,523	189,087
CMBS/Conduit	211,325	50,908	21,370
Private Label	401,216	—	—

Total	$4,810,225	$5,124,489	$4,462,436

Total loan commitment volume	$4,829,721	$5,104,072	$4,344,328

Loan Sales Data:
Agency Business
Fannie Mae	$3,296,523	$3,217,006	$3,223,953
Freddie Mac	786,993	1,540,483	1,399,029
FHA	106,271	115,747	170,554
CMBS/Conduit	211,325	50,908	21,370

Total	$4,401,112	$4,924,144	$4,814,906

Sales margin (fee-based services as a % of loan sales)	1.49%	1.42%	1.51%

MSR rate (MSR income as a % of loan commitments)	1.88%	1.94%	1.77%

	December 31, 2019
Key Servicing Metrics for Agency Business:	UPB of Servicing Portfolio	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (in years)
Fannie Mae	$14,832,844	49.3	7.8
Freddie Mac	4,534,714	30.0	10.6
FHA	691,519	15.4	18.7

Total	$20,059,077	43.8	8.8

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 21—Segment Information (Continued)

	December 31, 2018
Fannie Mae	$13,562,667	51.3	7.4
Freddie Mac	4,394,287	30.8	10.8
FHA	644,687	15.5	19.6

Total	$18,601,641	45.2	8.6

Note 22—Selected Quarterly Financial Data—Unaudited

        Summarized quarterly financial data for 2019 and 2018 is as follows ($ in thousands, except per share data):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net interest income	$33,797	$32,445	$33,887	$29,412
Total other revenue	62,365	62,558	50,072	44,848
Total other expenses	41,670	48,882	45,471	46,287

Income before extinguishment of debt, income from equity affiliates and income taxes	54,492	46,121	38,488	27,973
Loss on extinguishment of debt	(7,311)	—	—	(128)
Income from equity affiliates	1,502	3,718	3,264	2,151
(Provision for) benefit from income taxes	(4,072)	(6,623)	(4,350)	10

Net income	44,611	43,216	37,402	30,006
Preferred stock dividends	1,888	1,888	1,888	1,888
Net income attributable to noncontrolling interest	7,181	7,363	6,598	5,468

Net income attributable to common stockholders	$35,542	$33,965	$28,916	$22,650

Basic earnings per common share(1)	$0.35	$0.36	$0.32	$0.27

Diluted earnings per common share(1)	$0.34	$0.35	$0.31	$0.26

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 22—Selected Quarterly Financial Data—Unaudited (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2019

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO / PI	2020 - 2021	LIBOR + 2.75% - 3.60%	$—	$417,100	$415,703	$—
				Floor 1.36% - 2.38%
Bridge loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2020 - 2024	LIBOR + 2.50% - 12.72%	—	2,695,857	2,683,189	—
				Floor 0.43% - 2.75%
				Fixed 9.00% - 11.00%
Healthcare	Various	IO	2020 - 2022	LIBOR + 4.00% - 11.60%	—	203,694	202,756	—
				Floor 1.12% - 2.63%
Land	Various	IO / PI	2020	LIBOR + 4.00% - 4.50%	—	172,657	104,788	—
				Floor 0.15% - 0.75%
				Fixed 0.00% - 11.64%
Hotel	NY	IO	2020 - 2022	LIBOR + 2.75% - 7.60%	60,000	142,300	141,574	—
				Floor 1.50% - 2.38%
Office	Various	IO / PI	2020	LIBOR + 3.10% - 6.19%	—	122,127	120,437	—
				Floor 1.12% - 2.13%
Retail	Various	IO	2020 - 2024	LIBOR + 4.00% - 6.00%	—	39,500	39,329	—
				Floor 2.13% - 2.50%
Single-Family Rental	Various	IO	2020 - 2021	LIBOR + 4.50% - 4.85%	—	30,017	29,384	—
				Floor 2.02% - 2.50%
Self Storage	MA	PI	2020	LIBOR + 3.90%	—	13,580	13,550	—
				Floor 1.23%

Total Bridge Loans less than 3% of carrying amount of total loans					60,000	723,875	651,818	—

Total Bridge Loans					60,000	3,836,832	3,750,710	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2019

($ in thousands)

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2020 - 2029	Fixed 5.00% - 12.00%	337,352	109,272	108,819	—
Land	Various	IO	2020	Fixed 0.00% - 13.00%	—	48,832	48,767	—
Self Storage	CA	PI	2020	Fixed 11.00%	30,471	12,713	12,687	—
Office	Various	IO	2020 - 2028	LIBOR + 7.44% Floor 2.13% Fixed 9.00%	60,000	11,000	10,980	—
Retail	Various	IO / PI	2021 - 2024	Fixed 12.00%	30,554	9,758	9,727	—

Total Mezzanine Loans					458,377	191,575	190,980	—

Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2022 - 2029	Fixed 4.00% - 14.00%	794,984	178,478	177,399	—
Commercial	NY	IO	2020	Fixed 6.00%	29,792	1,700	—	—
Office	SC	IO	2024	Fixed 15.00%	9,739	880	871	—

Total Preferred Equity Investments					834,515	181,058	178,270	—

Other Loans:
Other loans less than 3% of carrying amount of total loans(6):
Single-Family Rental	Various	IO / PI	2024 - 2029	Fixed 4.40% - 5.90%	—	41,575	41,428	—
Multifamily	Various	IO	2021 - 2030	Fixed 2.83% - 5.32%	—	28,571	28,572	—

					—	70,146	70,000	—

Total Loans					$1,352,892	$4,279,611	$4,189,960	$—

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2019, $808.1 million of loans were extended.

(5)
The federal income tax basis is approximately $4.29 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2019

($ in thousands)

        The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$3,200,145	$2,579,127	$1,695,732
Additions during period:
New loan originations	2,831,822	1,658,732	1,842,974
Loan charge-offs	—	3,173	20,473
Funding of unfunded loan commitments(1)	65,531	21,027	51,689
Accretion of unearned revenue	12,083	9,278	6,519
Recoveries of reserves	—	2,527	2,456
Deductions during period:
Loan payoffs and paydowns	(1,753,693)	(957,163)	(929,796)
Unfunded loan commitments(1)	(147,392)	(88,617)	(77,233)
Use of loan charge-offs	—	(3,173)	(20,473)
Provision for loan losses	—	(13,986)	(2,000)
Unearned revenue and costs	(18,536)	(10,780)	(11,214)

Balance at end of year	$4,189,960	$3,200,145	$2,579,127

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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
February 14, 2020

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2019 all filings required by Section 16(a) of the Exchange Act were made timely.

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2020 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" of the 2020 Proxy Statement is incorporated herein by reference.

        The information regarding our corporate governance under the caption "Board Committees" in the 2020 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the 2020 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2020 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2020 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2020 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

        See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b)   Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.❖
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock.▪▪
3.7	Articles Supplementary designating Special Voting Preferred Stock.**
3.8	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.****
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.❖
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪▪
4.5	Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.6	First Supplemental Indenture, dated May 12, 2014, between Arbor Realty Trust, Inc., as issuer, and U.S. Bank National Association, as trustee.▪▪▪
4.7	Second Supplemental Indenture, dated as of October 5, 2016, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.ªª
4.8	Third Supplemental Indenture, dated as of November 13, 2017, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.ªªª
4.9	Indenture, dated March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦
4.10	Indenture, dated July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦
4.11	Indenture, dated July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦♦
4.12	Indenture, dated November 12, 2019, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦♦♦
4.13	Description of securities of Arbor Realty Trust, Inc.

Exhibit Number	Description
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.**
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
10.11	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.▲▲▲
10.12	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.▲▲▲▲
10.13
Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K).ª
10.14
Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto.ª
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.**
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.***

Exhibit Number	Description
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.**
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.**
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2019, filed on February 14, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule IV.

        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

 EXHIBIT INDEX

▲	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of Form 8-K filed December 11, 2017.
▲▲▲	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
▲▲▲▲	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2018.
*	Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.
**	Incorporated by reference to Form 8-K filed July 15, 2016.
***	Incorporated by reference to Exhibit 1.1 of Form 8-K filed May 10, 2017.
****	Incorporated by reference to Registration Statement on Form S-11/A (No. 333-110472), as amended, filed December 31, 2003.
❖	Incorporated by reference to Form 8-A filed February 1, 2013.
❖❖	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ª	Incorporated by reference to Form 8-K filed March 2, 2016.
ªª	Incorporated by reference to Form 8-K filed October 5, 2016.
ªªª	Incorporated by reference to Form 8-K filed November 13, 2017.
▪	Incorporated by reference to Form 8-A filed May 8, 2013.
▪▪	Incorporated by reference to Form 8-A filed February 24, 2014.
▪▪▪	Incorporated by reference to Form 8-K filed May 12, 2014.
♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed March 13, 2018.
♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 3, 2018.
♦♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 20, 2018.
♦♦♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed November 12, 2019.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.
Date: February 14, 2020	By:	/s/ IVAN KAUFMAN
		Name:	Ivan Kaufman
		Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2020
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 14, 2020
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 14, 2020
/s/ EDWARD FARRELL Edward Farrell	Director	February 14, 2020
/s/ WILLIAM C. GREEN William C. Green	Director	February 14, 2020
/s/ WILLIAM HELMREICH William Helmreich	Director	February 14, 2020
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 14, 2020
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 14, 2020
/s/ ELLIOT SCHWARTZ Elliot Schwartz	Director	February 14, 2020
/s/ GEORGE TSUNIS George Tsunis	Director	February 14, 2020