Form 10-Q
period 2020-03-31
ARBOR REALTY TRUST INC
filed 2020-05-08
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 110,251,395 outstanding as of May 1, 2020.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally, and the real estate market specifically, in particular, due to the uncertainties created by the COVID-19 pandemic; the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020 and in our other reports and filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and cash equivalents	$222,330	$299,687
Restricted cash	304,067	210,875
Loans and investments, net (allowance for credit losses of $142,252 and $71,069, respectively)	4,638,004	4,189,960
Loans held-for-sale, net	991,696	861,360
Capitalized mortgage servicing rights, net	288,954	286,420
Securities held-to-maturity, net (allowance for credit losses of $992 and $0, respectively)	84,406	88,699
Investments in equity affiliates	44,701	41,800
Real estate owned, net	13,270	13,220
Due from related party	13,821	10,651
Goodwill and other intangible assets	109,371	110,700
Other assets	224,030	125,788
Total assets	$6,934,650	$6,239,160

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,846,473	$1,678,288
Collateralized loan obligations	2,513,096	2,130,121
Debt fund	68,717	68,629
Senior unsecured notes	591,854	319,799
Convertible senior unsecured notes, net	264,689	284,152
Junior subordinated notes to subsidiary trust issuing preferred securities	141,128	140,949
Due to related party	3,103	13,100
Due to borrowers	81,447	79,148
Allowance for loss-sharing obligations	70,752	34,648
Other liabilities	127,341	134,299
Total liabilities	5,708,600	4,883,133

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,369,265 and 20,484,094 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,500	89,501
Common stock, $0.01 par value: 500,000,000 shares authorized; 110,608,903 and 109,706,214 shares issued and outstanding, respectively	1,106	1,097
Additional paid-in capital	1,163,161	1,154,932
Accumulated deficit	(177,589)	(60,920)
Total Arbor Realty Trust, Inc. stockholders' equity	1,076,178	1,184,610
Noncontrolling interest	149,872	171,417
Total equity	1,226,050	1,356,027
Total liabilities and equity	$6,934,650	$6,239,160

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of March 31, 2020 and December 31, 2019, assets of our consolidated VIEs totaled $3,233,013 and $2,784,756, respectively, and the liabilities of our consolidated VIEs totaled $2,585,588 and $2,209,599, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest income	$88,526	$71,277
Interest expense	49,982	41,865
Net interest income	38,544	29,412
Other revenue:
Gain on sales, including fee-based services, net	14,305	16,389
Mortgage servicing rights	21,934	14,232
Servicing revenue, net	13,302	13,552
Property operating income	2,192	2,803
Loss on derivative instruments, net	(50,731)	(2,465)
Other income, net	1,303	337
Total other revenue	2,305	44,848
Other expenses:
Employee compensation and benefits	34,252	31,764
Selling and administrative	11,052	9,761
Property operating expenses	2,443	2,396
Depreciation and amortization	1,947	1,912
Provision for loss sharing (net of recoveries)	21,537	454
Provision for credit losses (net of recoveries)	54,382	—
Total other expenses	125,613	46,287
(Loss) income before extinguishment of debt, income from equity affiliates and income taxes	(84,764)	27,973
Loss on extinguishment of debt	(1,954)	(128)
Income from equity affiliates	3,992	2,151
Benefit from income taxes	14,370	10
Net (loss) income	(68,356)	30,006
Preferred stock dividends	1,888	1,888
Net (loss) income attributable to noncontrolling interest	(10,934)	5,468
Net (loss) income attributable to common stockholders	$(59,310)	$22,650

Basic (loss) earnings per common share	$(0.54)	$0.27
Diluted (loss) earnings per common share	$(0.54)	$0.26

Weighted average shares outstanding:
Basic	110,792,412	85,151,878
Diluted	131,217,199	107,869,511

Dividends declared per common share	$0.30	$0.27

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2020

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (Note 2)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	1,350,000	14	19,410	—	19,424	—	19,424
Repurchase of common stock	—	—	(1,249,777)	(13)	(11,278)	—	(11,291)	—	(11,291)
Net settlement on vesting of restricted stock	—	—	65,419	1	(1,631)	—	(1,630)	—	(1,630)
Issuance of common stock from convertible debt	—	—	360,860	3	(186)	—	(183)	—	(183)
Stock-based compensation	—	—	381,315	4	3,513	—	3,517	—	3,517
Forfeiture of unvested restricted stock	—	—	(5,128)	—	—	—	—	—	—
Distributions - common stock	—	—	—	—	—	(33,249)	(33,249)	—	(33,249)
Distributions - preferred stock	—	—	—	—	—	(1,888)	(1,888)	—	(1,888)
Distributions - preferred stock of private REIT	—	—	—	—	—	(4)	(4)	—	(4)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,110)	(6,110)
Redemption of operating partnership units	(114,829)	(1)	—	—	(1,599)	—	(1,600)	—	(1,600)
Net loss	—	—	—	—	—	(57,422)	(57,422)	(10,934)	(68,356)
Balance – March 31, 2020	24,080,765	$89,500	110,608,903	$1,106	$1,163,161	$(177,589)	$1,076,178	$149,872	$1,226,050

Three Months Ended March 31, 2019

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance – January 1, 2019	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$895,238	$170,328	$1,065,566
Issuance of common stock upon vesting of restricted stock units	—	—	203,492	2	(2,904)	—	(2,902)	—	(2,902)
Net settlement on vesting of restricted stock	—	—	(45,953)	—	(585)	—	(585)	—	(585)
Issuance of common stock from convertible debt	—	—	210,466	2	2,505	—	2,507	—	2,507
Extinguishment of convertible senior unsecured notes	—	—	—	—	(1,331)	—	(1,331)	—	(1,331)
Stock-based compensation	—	—	440,174	4	3,752	—	3,756	—	3,756
Issuance of common stock from special dividend	—	—	901,432	9	10,070	—	10,079	—	10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2	—	—	—	—	2	2,476	2,478
Distributions - common stock	—	—	—	—	—	(23,101)	(23,101)	—	(23,101)
Distributions - preferred stock	—	—	—	—	—	(1,888)	(1,888)	—	(1,888)
Distributions - preferred stock of private REIT	—	—	—	—	—	(5)	(5)	—	(5)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,566)	(5,566)
Redemption of operating partnership units	(387,706)	(3)	258,677	3	2,935	—	2,935	(4,566)	(1,631)
Net income	—	—	—	—	—	24,538	24,538	5,468	30,006
Balance – March 31, 2019	24,199,044	$89,501	85,955,995	$860	$893,471	$(74,589)	$909,243	$168,140	$1,077,383

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(68,356)	$30,006
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,947	1,912
Stock-based compensation	3,517	3,756
Amortization and accretion of interest and fees, net	1,633	653
Amortization of capitalized mortgage servicing rights	11,822	12,282
Originations of loans held-for-sale	(1,088,699)	(746,315)
Proceeds from sales of loans held-for-sale, net of gain on sale	957,060	996,341
Mortgage servicing rights	(21,934)	(14,232)
Write-off of capitalized mortgage servicing rights from payoffs	5,920	4,458
Provision for loss sharing (net of recoveries)	21,537	454
Provision for credit losses (net of recoveries)	54,382	—
Net recoveries (charge-offs) for loss sharing obligations	160	(234)
Deferred taxbenefit	(19,904)	(4,168)
Income from equity affiliates	(3,992)	(2,151)
Loss on extinguishment of debt	1,954	128
Changes in operating assets and liabilities	(90,282)	(14,501)
Net cash (used in) provided by operating activities	(233,235)	268,389

Investing Activities:
Loans and investments funded, originated and purchased, net	(815,501)	(403,756)
Payoffs and paydowns of loans and investments	298,701	280,819
Deferred fees	4,857	2,014
Investments in real estate, net	(230)	(202)
Contributions to equity affiliates	(60)	(6,030)
Purchase of securities held-to-maturity, net	—	(10,000)
Payoffs and paydowns of securities held-to-maturity	3,313	1,521
Due to borrowers and reserves	(1,834)	(2,763)
Net cash used in investing activities	(510,754)	(138,397)

Financing activities:
Proceeds from repurchase agreements and credit facilities	2,229,200	1,625,430
Paydowns and payoffs of repurchase agreements and credit facilities	(2,058,588)	(1,728,631)
Proceeds from issuance of collateralized loan obligations	668,000	—
Payoffs and paydowns of collateralized loan obligations	(282,874)	—
Proceeds from issuance of common stock	19,424	—
Settlements of convertible senior unsecured notes	(21,516)	(3,019)
Proceeds from issuance of senior unsecured notes	275,000	90,000
Redemption of operating partnership units	(1,600)	(1,631)
Payments of withholding taxes on net settlement of vested stock	(1,630)	(3,487)
Repurchase of common stock	(11,291)	—
Distributions paid on common stock	(33,249)	(23,101)
Distributions paid on noncontrolling interest	(6,110)	(5,566)
Distributions paid on preferred stock	(1,888)	(1,888)
Distributions paid on preferred stock of private REIT	(4)	(5)
Payment of deferred financing costs	(13,050)	(2,393)
Net cash provided by (used in) financing activities	759,824	(54,291)
Net increase in cash, cash equivalents and restricted cash	15,835	75,701
Cash, cash equivalents and restricted cash at beginning of period	510,562	340,669
Cash, cash equivalents and restricted cash at end of period	$526,397	$416,370

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2020	2019

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$299,687	$160,063
Restricted cash at beginning of period	210,875	180,606
Cash, cash equivalents and restricted cash at beginning of period	$510,562	$340,669

Cash and cash equivalents at end of period	$222,330	$124,505
Restricted cash at end of period	304,067	291,865
Cash, cash equivalents and restricted cash at end of period	$526,397	$416,370

Supplemental cash flow information:
Cash used to pay interest	$42,666	$39,180
Cash used to pay taxes	1,681	2,008

Supplemental schedule of non-cash investing and financing activities:
Cummulative-effect adjustment (Note 2)	$28,607	$—
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159
Issuance of common stock from convertible debt	4,595	2,507
Special dividend - common stock issued	—	10,079
Special dividend - special voting preferred stock and operating partnership units issued	—	2,478
Fair value of conversion feature of convertible senior unsecured notes	(183)	1,175
Settlements of convertible senior unsecured notes	(4,778)	(1,331)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business, or "Structured Business," and our Agency Loan Origination and Servicing Business, or "Agency Business."

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily , single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2019 Annual Report.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which utilizes a current expected credit loss methodology (“CECL”) for the recognition of credit losses for our structured loans and investments, held-to-maturity debt securities and our loss-sharing obligations related to the Fannie Mae DUS program, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple existing impairment methods in GAAP and generally requires that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2020 have been unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, we recorded a $28.6 million increase to accumulated deficit,which is net of a deferred tax asset of $3.6 million as of January 1, 2020.

The following table illustrates the impact of adopting ASU 2016-13 (in thousands):

	January 1, 2020
	As Reported
	Under	As Reported	Impact of
	ASU 2016-13	Pre-Adoption	Adoption
Assets:
Allowance for credit losses:
Structured loans and investments (1)	$88,363	$71,069	$17,294
Held-to-maturity debt securities	501	—	501
Deferred taxassets	27,307	23,713	3,594
Liabilities:
Allowance for loss-sharing obligations	16,847	2,441	14,406
(1)	See Note 3 for details by asset class.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Other Accounting Pronouncements Adopted

Description	Adoption Date	Effect on Financial Statements

In November 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP).

	First quarter of 2020	The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	First quarter of 2020	The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU eliminates step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value with the carrying amount of goodwill.

	First quarter of 2020	The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.

This ASU is effective as of March 12, 2020 through December 31, 2022.

We have not adopted any of the optional expedients or exceptions through March 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2019 Annual Report for a description of our significant accounting policies. Upon the adoption of ASU 2016-13 on January 1, 2020, we adjusted certain significant accounting policies, as follows:

Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third party model to assist with the measurement of expected credit losses, which utilizes incurred losses inherent in the portfolio. The loss factors are determined through the generation of probability of defaults (PD) and loss

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

given defaults (LGD) for similar loans with similar credit. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect our expected credit losses.

Our method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on our assessment of the most likely scenario of assumptions and plausible outcomes for the US economy, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect our loss experience. We regularly evaluate the reasonable and supportable forecast period to determine if a change is needed.

Beyond our reasonable and supportable forecast period, we generally revert to historical loss information over the remaining loan/asset period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. We may make adjustments to historical loss information for differences in risk that may not reflect the characteristics of our current portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. We generally expect to use an average historical loss for reversion, utilizing an immediate or straight line method for the remaining life of the investments.

We also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as necessary. Our qualitative analysis includes a review of data that may directly impact our estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e. refinance, sale, bankruptcy) which allows us to more accurately and reasonably determine the amount of the expected loss for these investments. We also evaluate the contractual life of our assets to determine if changes are needed for contractual extension options, renewals, modifications and prepayments.

To the extent possible, we estimate our allowance for credit losses using a pooling approach for homogeneous assets with similar risk characteristics with the goal of enhancing the precision of their estimate. If particular assets no longer display risk characteristics that are similar to those of the pool, we may decide to revise our pools or perform an individual assessment of expected credit losses. If it is determined that a foreclosure is probable, or we expect repayment through the operation or sale of the collateral and the borrower is experiencing financial difficulty, we calculate expected credit losses based on the fair value of the collateral as of the reporting date.

During the loan review process, if we determine that it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of a loan, we consider that loan impaired. We evaluate the capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, we record a specific allowance for credit losses with a corresponding charge to the provision for credit losses, and remove the impaired loan from the CECL analysis described above.

If the loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current. The allowance for credit losses on a troubled debt restructuring is measured using the same method as all other loans held for investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Charge-offs to the allowance for credit losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.

Loss on restructured loans is recorded when we have granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. In addition, a gain or loss may be recorded upon the sale of a loan to a third party in the consolidated statements of operations in the period in which the loan was sold.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	March 31, 2020	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$4,342,335	90%	234	5.50%	18.4	1%	77%
Preferred equity investments	201,509	4%	11	8.30%	59.2	70%	88%
Mezzanine loans	175,389	4%	27	7.85%	48.4	24%	75%
Other (5)	81,311	2%	20	5.14%	76.1	0%	69%
	4,800,544	100%	292	5.70%	22.2	4%	77%
Allowance for credit losses	(142,252)
Unearned revenue	(20,288)
Loans and investments, net	$4,638,004

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	December 31, 2019	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$3,836,832	90%	217	5.77%	18.0	0%	75%
Preferred equity investments	181,058	4%	10	7.62%	68.8	69%	89%
Mezzanine loans	191,575	4%	24	9.70%	36.7	22%	73%
Other (5)	70,146	2%	21	2.88%	84.8	0%	70%
	4,279,611	100%	272	5.98%	22.1	4%	76%
Allowance for credit losses	(71,069)
Unearned revenue	(18,582)
Loans and investments, net	$4,189,960
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of March 31, 2020 and December 31, 2019, bridge loans included 10 and 11, respectively, single-family rental loans with an aggregate UPB of $54.4 million and $66.7 million, respectively, of which $24.0 million and $30.0 million, respectively, was funded.
(5)	As of March 31, 2020 and December 31, 2019, other included 19 and 12, respectively, single-family rental permanent loans with an aggregate UPB of $74.9 million and $41.6 million, respectively, and 1 and 9, respectively, purchased loans with an aggregate UPB of $6.4 million and $28.6 million, respectively.

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2020, the UPB related to 25 loans with five different borrowers represented 13% of total assets. At December 31, 2019, the UPB related to 24 loans with five different borrowers represented 13% of total assets. During both the three months ended March 31, 2020 and the year ended December 31, 2019, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

Generally speaking, given our typical loan profile, risk ratings of pass, pass/watch and special mention suggest that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement. A risk rating of substandard indicates we anticipate the loan may require a modification of some kind. A risk rating of doubtful indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, market strength or asset quality may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
March 31,2020	2020	2019	2018	2017	2016	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Risk Rating:
Pass	$425,994	$758,705	$75,000	$32,500	$—	$350	$1,292,549
Pass/Watch	195,114	903,609	188,500	22,100	—	17,685	1,327,008
Special Mention	49,173	616,097	150,459	288,800	—	—	1,104,529
Substandard	23,500	10,594	41,494	86,020	8,250	28,800	198,658
Doubtful	—	—	—	—	—	—	—
Total Multifamily	$693,781	$2,289,005	$455,453	$429,420	$8,250	$46,835	$3,922,744	4%	76%
Land:						Percentage of portfolio	82%
Risk Rating:
Pass	$—	$—	$—	$—	$—	$—	$—
Pass/Watch	—	—	—	—	—	—	—
Special Mention	71,019	19,523	—	19,975	—	—	110,517
Substandard	—	—	—	—	—	127,928	127,928
Doubtful	—	—	—	—	—	—	—
Total Land	$71,019	$19,523	$—	$19,975	$—	$127,928	$238,445	0%	90%
Healthcare:						Percentage of portfolio	5%
Risk Rating:
Pass	$—	$21,350	$10,000	$—	$—	$—	$31,350
Pass/Watch	—	51,069	66,500	41,650	—	—	159,219
Special Mention	—	8,500	—	—	—	—	8,500
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	4,625	—	—	4,625
Total Healthcare	$—	$80,919	$76,500	$46,275	$—	$—	$203,694	0%	78%
Office:						Percentage of portfolio	4%
Risk Rating:
Pass	$—	$—	$5,000	$—	$—	$—	$5,000
Pass/Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	43,151	—	9,961	53,112
Substandard	—	—	41,000	34,000	—	—	75,000
Doubtful	—	—	—	—	—	880	880
Total Office	$—	$—	$46,000	$77,151	$—	$10,841	$133,992	3%	69%
Single Family Rental:						Percentage of portfolio	3%
Risk Rating:
Pass	$8,575	$34,490	$—	$—	$—	$—	$43,065
Pass/Watch	17,570	30,853	—	—	—	—	48,423
Special Mention	7,287	161	—	—	—	—	7,448
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Single Family Rental	$33,432	$65,504	$—	$—	$—	$—	$98,936	0%	70%
Hotel:						Percentage of portfolio	2%
Risk Rating:
Pass	$—	$—	$—	$—	$—	$—	$—
Pass/Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	91,000	—	—	—	—	91,000
Doubtful	—	—	—	—	—	—	—
Total Hotel	$—	$91,000	$—	$—	$—	$—	$91,000	32%	100%
Other:						Percentage of portfolio	2%
Risk Rating:
Pass	$—	$—	$—	$—	$—	$—	$—
Pass/Watch	—	—	—	3,574	—	—	3,574
Special Mention	—	—	51,300	10,006	—	—	61,306
Substandard	—	—	41,600	—	—	3,553	45,153
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$92,900	$13,580	$—	$5,253	$111,733	4%	77%
						Percentage of portfolio	2%

Grand Total	$798,232	$2,545,951	$670,853	$586,401	$8,250	$190,857	$4,800,544	4%	77%

Geographic Concentration Risk

As of March 31, 2020, 16% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2019, 18% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2020
	Land	Multifamily	Retail	Hotel	Office	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$—	$1,500	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	15,688	333	29	287	64	816	17,294
Provision for credit losses (net of recoveries)	10,473	16,585	10,983	7,500	4,310	3,870	168	53,889
Ending balance	$78,419	$32,273	$11,316	$7,529	$6,097	$3,934	$2,684	$142,252

	Three Months Ended March 31, 2019

Allowance for credit losses	$67,869	$—	$—	$—	$1,500	$—	$1,700	$71,069

The increase in the provision for credit losses during the three months ended March 31, 2020 of $53.9 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $17.3 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic. Our estimate of allowance for credit losses on our structured loans and investments including related unfunded loan commitments during the first quarter of 2020 was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets in which we operate will experience a decline in economic conditions, increases in unemployment rates and other market driven factors largely the result of the COVID-19 pandemic that will likely impact loan delinquencies, modifications and potential risk of loss. For the periods beyond the reasonable and supportable forecast, we reverted to our historical loss rate, which was adjusted to address for factors that are not present in our existing portfolio. During the quarter, we also made adjustments for loans that were anticipated to extend based on available extension options and timing of their maturities in relation to the current economic conditions.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our CECL allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of March 31, 2020, we had outstanding unfunded commitments of $183.8 million that we are obligated to fund as borrowers meet certain requirements.

As of March 31, 2020, accrued interest receivable related to our loans totaling $37.7 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

All of our structured loans and investments are collateral dependent, and as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows (in thousands):

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

	March 31, 2020
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$126,800	$77,869	0%	97%
Hotel	50,000	49,663	7,500	59%	100%
Retail	33,520	31,921	11,292	3%	100%
Healthcare	4,625	4,845	3,845	0%	100%
Office	2,211	2,211	1,500	0%	76%
Commercial	1,700	1,700	1,700	63%	63%
Total	$226,271	$217,140	$103,706	14%	98%

	December 31, 2019
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$126,800	$67,869	0%	97%
Office	2,226	2,226	1,500	0%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$138,141	$130,726	$71,069	1%	96%
(1)	Represents the UPB of nine and five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at March 31, 2020 and December 31, 2019, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of March 31, 2020 and December 31, 2019.

At March 31, 2020, four loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing and, at December 31, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2020			December 31, 2019
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Healthcare	$4,625	$—	$4,625	$—	$—	$—
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	1,000	—	1,000
Office	880	—	880	880	—	880
Total	$8,125	$—	$8,125	$3,580	$—	$3,580

In addition, we have six loans with a carrying value totaling $120.3 million at March 31, 2020, that are collateralized by a land development project. These loans were scheduled to mature in March 2020 and were extended to September 2020. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.0 million entitle us to a weighted average accrual rate of interest of 8.38%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At March 31, 2020 and December 31, 2019, we had a cumulative allowance for credit losses of $71.4 million and $61.4 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both March 31, 2020 and December 31, 2019, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three months ended March 31, 2020 and 2019, interest income recognized on nonaccrual loans was de minimis.

There were no loan modifications, refinancing's and/or extensions during both the three months ended March 31, 2020 and 2019 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2020 and December 31, 2019, we had total interest reserves of $51.1 million and $37.0 million, respectively, on 141 loans and 131 loans, respectively, with an aggregate UPB of $2.64 billion and $2.43 billion, respectively.

Note 4 — Loans Held-for-Sale, Net

Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Private Label	$683,526	$401,207
Fannie Mae	236,459	408,534
Freddie Mac	56,311	36,303
FHA	2,440	1,082
	978,736	847,126
Fair value of future MSR	15,254	16,519
Unearned discount	(2,294)	(2,285)
Loans held-for-sale, net	$991,696	$861,360

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. During the three months ended March 31, 2020 and 2019, we sold $957.1 million and $1.10 billion, respectively, of loans held-for-sale and recorded gain on sales of $13.2 million and $15.1 million, respectively. At March 31, 2020 and December 31, 2019, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 13%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.1 years and 8.0 years at March 31, 2020 and December 31, 2019, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2020
	Acquired	Originated	Total
Balance at beginning of period	$64,519	$221,901	$286,420
Additions	—	20,275	20,275
Amortization	(4,206)	(7,615)	(11,821)
Write-downs and payoffs	(1,736)	(4,184)	(5,920)
Balance at end of period	$58,577	$230,377	$288,954

	Three Months Ended March 31, 2019
Balance at beginning of period	$97,084	$176,686	$273,770
Additions	—	20,609	20,609
Amortization	(5,915)	(6,367)	(12,282)
Write-downs and payoffs	(3,140)	(1,318)	(4,458)
Balance at end of period	$88,029	$189,610	$277,639

We collected prepayment fees totaling $5.1 million and $4.9 million during the three months ended March 31, 2020 and 2019, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of March 31, 2020 is as follows (in thousands):

Year	Amortization
2020 (nine months ending 12/31/2020)	$34,716
2021	43,228
2022	38,728
2023	34,495
2024	30,481
2025	27,573
Thereafter	79,733
Total	$288,954

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2020
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$14,946,922	74%	Texas	18%
Freddie Mac	4,570,521	23%	North Carolina	9%
FHA	679,685	3%	New York	9%
Total	$20,197,128	100%	California	8%
			Georgia	6%
			Florida	6%
			Other (2)	44%
			Total	100%

December 31, 2019
Fannie Mae	$14,832,844	74%	Texas	19%
Freddie Mac	4,534,714	23%	North Carolina	9%
FHA	691,519	3%	New York	9%
Total	$20,059,077	100%	California	9%
			Florida	6%
			Georgia	6%
			Other (2)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At March 31, 2020 and December 31, 2019, our weighted average servicing fee was 43.6 basis points and 43.8 basis points, respectively. At March 31, 2020 and December 31, 2019, we held total escrow balances of $957.1 million and $947.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $545.6 million and $562.1 million at March 31, 2020 and December 31, 2019, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $3.1 million and $4.0 million during the three months ended March 31, 2020 and 2019, respectively, and is a component of servicing revenue, net in the consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds . Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of March 31, 2020, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.6 years. The weighted average effective interest rate was 10.91% and 10.85% at March 31, 2020 and December 31, 2019, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $13.5 million is estimated to mature within one year, $38.7 million is estimated to mature after one year through five years, $19.6 million is estimated to mature after five years through ten years and $14.7 million is estimated to mature after ten years.

Structured Single -Family Rental Bonds (“SFR bonds”). As of March 31, 2020, we held $20.0 million initial face value of Class A2 securitized SFR bonds at par, which are collateralized by a pool of single-family rental properties. These securities have a three-year maturity, bear interest at a weighted average fixed interest rate of 4.58% and have an estimated weighted average remaining maturity of 0.5 years. Approximately $18.2 million is estimated to mature within one year and $1.8 million is estimated to mature after one year through five years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	(Loss)/Gain	Fair Value	Credit Losses
March 31, 2020
B Piece bonds	$86,484	$64,406	$(2,143)	$62,263	$992
SFR bonds	20,000	20,000	(376)	19,624	—
Total	$106,484	$84,406	$(2,519)	$81,887	$992
December 31, 2019
B Piece bonds	$91,028	$68,699	$2,965	$71,664	$—
SFR bonds	20,000	20,000	74	20,074	—
Total	$111,028	$88,699	$3,039	$91,738	$—

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2020
	B Piece Bonds	SFR Bonds	Total

Beginning balance, prior to adoption of CECL	$—	$—	$—
Impact of adopting CECL - January 1, 2020	501	—	501
Provision for credit loss expense	491	—	491
Ending balance	$992	$—	$992

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our bonds. As of March 31, 2020, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

During the three months ended March 31, 2020 and 2019, we recorded interest income (including the amortization of discount) of $2.3 million and $2.1 million, respectively, related to these investments. As of March 31, 2020, accrued interest receivable related to these bonds totaling $0.1 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	March 31, 2020	December 31, 2019	March 31, 2020
Arbor Residential Investor LLC	$29,452	$26,520	$—
AMAC Holdings III LLC	10,471	10,520	15,600
North Vermont Avenue	2,458	2,440	—
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	1,390
East River Portfolio	—	—	—
Total	$44,701	$41,800	$18,678

Arbor Residential Investor LLC (“ARI”). During the three months ended March 31, 2020 and 2019, we recorded income of $2.9 million and $0.8 million, respectively, to income from equity affiliates in our consolidated statements of operations.

Lexford Portfolio. During the three months ended March 31, 2020 and 2019, we received distributions of $1.1 million and $1.3 million, respectively, from this equity investment, which was recognized as income.

See Note 18 for details of certain investments described above.

Note 9 — Real Estate Owned

Our real estate assets at both March 31, 2020 and December 31, 2019 were comprised of a hotel property and an office building.

	March 31, 2020			December 31, 2019
	Hotel	Office		Hotel	Office
(in thousands)	Property	Building	Total	Property	Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,771	2,010	33,781	31,541	2,010	33,551
Less: Impairment loss	(14,307)	(2,500)	(16,807)	(14,307)	(2,500)	(16,807)
Less: Accumulated depreciation and amortization	(10,460)	(1,047)	(11,507)	(10,320)	(1,007)	(11,327)
Real estate owned, net	$10,298	$2,972	$13,270	$10,208	$3,012	$13,220

During the three months ended March 31, 2020 and 2019, our hotel property had a weighted average occupancy rate of 41% and 53%, respectively, a weighted average daily rate of $154 and $130, respectively, and weighted average revenue per available room of $64 and $69, respectively. The operation of a hotel property is seasonal with the majority of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

revenues earned in the first two quarters of the calendar year. As a result of the COVID-19 pandemic, our hotel property has temporarily ceased operations beginning in April 2020.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

Our real estate owned assets had restricted cash balances due to escrow requirements totaling $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively.

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

							March 31, 2020			December 31, 2019
							Debt	Collateral		Debt	Collateral
	Current	Extended					Carrying	Carrying	Wtd. Avg.	Carrying	Carrying	Wtd. Avg.
	Maturity	Maturity	Note Rate				Value (1)	Value	Note Rate	Value (1)	Value	Note Rate
Structured Business
$500 million joint repurchase facility	Mar. 2022	N/A	L +	1.75%	to	3.50%	$300,476	$481,126	3.22%	$224,658	$339,378	4.06%
$400 million repurchase facility	Dec. 2020	Mar. 2023	L +	1.95%			214,647	289,961	2.98%	218,418	291,292	3.76%
$200 million repurchase facility	Feb. 2021	(2)	L +	2.40%			48,893	55,682	3.44%	40,530	48,086	4.22%
$150 million credit facility (3)	May 2020	May 2023	L +	1.75%	to	2.50%	25,560	31,790	2.78%	4,570	7,000	3.56%
$128.7 million loan specific credit facilities	May 2020 to May 2022	June 2021 to Dec. 2021	L +	2.10%	to	2.50%	128,370	184,212	3.35%	128,274	184,116	4.13%
$100 million repurchase facility	June 2020	June 2021	L +	1.75%	to	1.95%	50,247	66,486	2.78%	45,843	63,800	3.56%
$75 million credit facility	June 2020	June 2023	L +	1.75%			—	—	—	—	—	—
$50 million credit facility	April 2020	April 2022	L +	2.00%			—	—	—	14,933	17,650	3.81%
$50 million credit facility	Oct. 2022	Oct. 2023	L +	2.50%			15,202	22,817	3.54%	12,191	16,499	4.32%
$50 million credit facility	Sept. 2020	Sept. 2021	L +	2.50%	to	3.25%	5,264	6,600	3.54%	5,254	6,600	4.32%
$25 million credit facility	June 2022	June 2023	L +	2.25%			19,659	30,900	3.29%	19,651	28,572	4.07%
$25 million working capital facility	Aug. 2020	N/A	L +	2.25%			25,000	—	3.29%	—	—	—
$2.8 million master security agreements	Dec. 2022	N/A		2.97%	to	4.60%	2,761	—	4.10%	3,267	—	4.08%
Repurchase facilities - securities (4)	N/A	N/A	L +	1.20%	to	2.75%	219,655	—	3.10%	217,105	—	3.90%
Structured Business total							$1,055,734	$1,169,574	3.15%	$934,694	$1,002,993	3.94%

Agency Business
$750 million ASAP agreement (5)	N/A	N/A	L +	1.05%			$81,451	$81,451	2.04%	$148,725	$148,725	2.81%
$600 million joint repurchase facility	Mar. 2021	Mar. 2022	L +	1.50%	to	2.00%	497,692	655,716	2.56%	299,824	300,446	3.26%
$300 million repurchase facility	Oct. 2020	N/A	L +	1.15%			104,261	104,291	2.14%	187,698	187,742	2.91%
$150 million credit facility	Mar. 2021	N/A	L +	1.15%			71,474	71,667	2.14%	89,657	89,673	2.91%
$150 million credit facility	July 2020	N/A	L +	1.15%			35,861	35,912	2.14%	17,690	17,792	2.91%
$100 million credit facility	June 2020	N/A	L +	1.15%			—	—	—	—	—	—
Agency Business total							$790,739	$949,037	2.39%	$743,594	$744,378	3.03%
Consolidated total							$1,846,473	$2,118,611	2.83%	$1,678,288	$1,747,371	3.54%
(1)	The debt carrying value for the Structured Business at March 31, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $3.9 million and $2.1 million, respectively. The debt carrying value for the Agency Business at March 31, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $1.4 million and $0.2 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

(2)	This repurchase facility includes six-month extension options into perpetuity.
(3)	In February 2020, the committed amount under the facility was temporarily increased $75.0 million to $150.0 million, which expires on May 29, 2020.
(4)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of March 31, 2020 and December 31, 2019, these facilities were collateralized by our CLO bonds retained and consolidated by us with a principal balance of $275.7 million and $234.9 million, respectively, B Piece bonds held-to-maturity with a carrying value of $64.4 million and $68.7 million, respectively, and SFR bonds with a carrying value of $20.0 million at both March 31, 2020 and December 31, 2019. At March 31, 2020, we had posted $54.7 million of cash collateral related to margin calls, which was used to reduce the UPB of the facilities in April 2020. We further reduced this debt in April 2020 to approximately $40.0 million through a debt restructuring and the use of proceeds from our senior notes issued in April 2020.
(5)	The note rate under this agreement is subject to a LIBOR Floor of 35 basis points.

Generally, our credit facilities and repurchase agreements have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.

Joint Repurchase Facility. During the three months ended March 31, 2020, we amended our joint repurchase facility shared between the Structured Business and the Agency Business to increase the total committed amount by $400.0 million to $1.10 billion, of which $600.0 million matures in March 2021 and $500.0 million matures in March 2022, with each maturity eligible for a one-year extension option. The amended facility includes an $800.0 million sublimit for Private Label loans, which reduces to $500.0 million in March 2021 unless that portion of the facility is extended through March 2022.

Structured Business

At March 31, 2020 and December 31, 2019, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 3.55% and 4.39%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 69% and 71% at March 31, 2020 and December 31, 2019, respectively.

In March 2020, we amended a $300.0 million repurchase agreement, increasing the committed amount to $400.0 million.

Agency Business

In March 2020, we amended our $500.0 million repurchase facility reducing the committed amount to $300.0 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

				Collateral (3)
	Debt			Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
March 31, 2020	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XIII	$668,000	$662,918	2.44%	$665,381	$662,287	$100,777
CLO XII	534,193	529,748	2.52%	613,317	610,760	—
CLO XI	533,000	528,981	2.47%	640,272	637,633	2,208
CLO X	441,000	437,652	2.48%	535,613	533,588	3,656
CLO IX	356,400	353,797	2.39%	410,558	409,403	60,854
Total CLOs	$2,532,593	$2,513,096	2.46%	$2,865,141	$2,853,671	$167,495

				Collateral (3)
	Debt			Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
December 31, 2019	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XII	$534,193	$529,448	3.30%	$596,366	$593,652	$17,800
CLO XI	533,000	528,690	3.25%	624,443	621,508	15,550
CLO X	441,000	437,391	3.26%	509,887	507,854	37,287
CLO IX	356,400	353,473	3.17%	407,696	406,463	47,230
CLO VIII	282,874	281,119	3.12%	359,186	357,914	544
Total CLOs	$2,147,467	$2,130,121	3.23%	$2,497,578	$2,487,391	$118,411
(1)	Debt carrying value is net of $19.5 million and $17.3 million of deferred financing fees at March 31, 2020 and December 31, 2019, respectively.
(2)	At March 31, 2020 and December 31, 2019, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 2.87% and 3.63%, respectively.
(3)	As of March 31, 2020 and December 31, 2019, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $89.1 million and $58.6 million at March 31, 2020 and December 31, 2019, respectively.

CLO XIII. In March 2020, we completed CLO XIII, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date (a majority of which was subsequently utilized ) which will result in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VIII. In March 2020, we completed the unwind of CLO VIII, redeeming $282.9 million of outstanding notes, which were repaid primarily from the refinancing of the remaining assets primarily within CLO XIII, as well as with cash held

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

by CLO VIII, and expensed $1.5 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of operations.

Luxembourg Debt Fund

Our Luxembourg commercial real estate debt fund (“Debt Fund”) was a VIE for which we were the primary beneficiary and was consolidated in our financial statements. As previously planned, in April 2020 we completed the unwind of the Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020 described below.

Borrowings and the corresponding collateral under our Debt Fund were as follows ($ in thousands):

Collateral (3)
	Debt			Loans		Cash
	Face	Carrying	Wtd. Avg.		Carrying	Restricted
Period	Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
March 31, 2020	$70,000	$68,717	5.21%	$57,795	$57,586	$42,205

December 31, 2019	$70,000	$68,629	5.99%	$70,755	$68,629	$29,245
(1)	Debt carrying value is net of $1.3 million and $1.4 million of deferred financing fees at March 31, 2020 and December 31, 2019, respectively.
(2)	At March 31, 2020 and December 31, 2019, the aggregate weighted average note rate, including certain fees and costs, was 6.52% and 7.17%, respectively.
(3)	At both March 31, 2020 and December 31, 2019, there was no collateral at risk of default or deemed to be a “credit risk.”
(4)	Represents restricted cash held for reinvestment. Excludes restricted cash related to interest payments, delayed fundings and expenses.

Senior Unsecured Notes

In March 2020, we issued $275.0 million aggregate principal amount of 4.50% senior unsecured notes due in March 2027 (the "4.50% Notes") in a private placement. We received proceeds of $271.8 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the net proceeds to repay secured indebtedness. The 4.50% Notes are unsecured and can be redeemed by us at any time prior to December 15, 2026, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 4.50% Notes on or after December 15, 2026, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in March and September starting in September 2020. At March 31, 2020, the debt carrying value of the 4.50% Notes was $271.8 million, net of $3.2 million of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 4.69%.

In October 2019, we issued $110.0 million aggregate principal amount of 4.75% senior unsecured notes due in October 2024 (the "4.75% Notes") in a private placement. We received proceeds of $108.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes. The 4.75% Notes are unsecured and can be redeemed by us at any time prior to October 15, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 4.75% Notes on or after October 15, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October starting in April 2020. At both March 31, 2020 and December 31, 2019, the debt carrying value of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

4.75% Notes was $108.4 million, net of $1.6 million of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 5.23%.

In March 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 (the "5.75% Notes") in a private placement. We received proceeds of $88.2 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes. The 5.75% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the 5.75% Notes on or after April 1, 2024, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in April and October. At March 31, 2020 and December 31, 2019, the debt carrying value of the 5.75% Notes were $88.5 million and $88.4 million, respectively, net of $1.5 million and $1.6 million, respectively, of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 6.18% at both March 31, 2020 and December 31, 2019.

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the "Initial Notes") in a private placement, and, in May 2018, we issued an additional $25.0 million (the "Reopened Notes" and, together with the Initial Notes, the "5.625% Notes,") which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem our 7.375% Notes totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes. The 5.625% Notes are unsecured and can be redeemed by us at any time prior to April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus a "make- whole" premium and accrued and unpaid interest. We have the right to redeem the 5.625% Notes on or after April 1, 2023, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest. The interest is paid semiannually in May and November. At March 31, 2020 and December 31, 2019, the debt carrying value of the 5.625% Notes were $123.2 million and $123.1 million, respectively, net of $1.8 million and $1.9 million, respectively, of deferred financing fees, and the weighted average note rate, including certain fees and costs, was 6.08% at both March 31, 2020 and December 31, 2019.

Subsequent Event

In April 2020, we issued $40.5 million aggregate principal amount of 8.00% senior unsecured notes due in 2023 in a private offering, generating net proceeds of $39.8 million. A significant portion of the net proceeds were used to repay secured indebtedness that financed our securities with margin call exposure.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible notes for a combination of $233.1 million in cash (which includes accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

million. As of March 31, 2020, the 4.75% Convertible Notes had conversion rates of 56.1695 shares, common stock per $1,000 of principal, which represented a conversion price of $17.80 per share of common stock.

In 2018, we completed a similar exchange where we used the net proceeds from two separate private placements of our 5.25% convertible senior notes (the "5.25% Convertible Notes") to initially exchange portions of our 5.375% convertible senior notes (the "5.375% Convertible Notes") and 6.50% convertible senior notes (the "6.50% Convertible Notes").

At March 31, 2020, there were $0.5 million, $14.7 million and $0.2 million aggregate principal amount remaining of our 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes, respectively. The initial conversion rates of the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes were 86.9943 shares, 77.8331 shares and 107.7122 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share, $12.85 per share and $9.28 per share of common stock, respectively. At March 31, 2020, the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes had conversion rates of 89.6066 shares, 80.1703 shares and 115.5849 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.16 per share, $12.47 per share and $8.65 per share of common stock, respectively. The 5.25% Convertible Notes and 5.375% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in July 2021 and November 2020, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible by the holder into, at our election, cash, shares of our common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements. We intend to settle the principal balance of our convertible debt in cash and have not assumed share settlement of the principal balance for purposes of computing earnings per share (“EPS”). At the time of issuance, there was no precedent or policy that would indicate that we would settle the principal in shares or the conversion spread in cash.

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.51 years and 2.67 years at March 31, 2020 and December 31, 2019, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
March 31, 2020	$279,398	$8,045	$6,664	$264,689	$9,962

December 31, 2019	$300,914	$9,235	$7,527	$284,152	$9,962

During the three months ended March 31, 2020, we incurred interest expense on the notes totaling $5.2 million, of which $3.4 million, $0.9 million and $0.9 million related to the cash coupon, the debt discount and amortization of the deferred

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

financing fees, respectively. During the three months ended March 31, 2019, we incurred total interest expense on the notes of $5.2 million, of which $3.5 million, $0.9 million and $0.8 million related to the cash coupon, the debt discount and amortization of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% and 6.80% at March 31, 2020 and December 31, 2019, respectively.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $141.1 million and $140.9 million at March 31, 2020 and December 31, 2019, respectively, which is net of a deferred amount of $11.3 million and $11.4 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.9 million and $2.0 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 4.28% and 4.75% at March 31, 2020 and December 31, 2019, respectively. Including certain fees and costs, the weighted average note rate was 4.37% and 4.83% at March 31, 2020 and December 31, 2019, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2020.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of March 31, 2020, as well as on the most recent determination dates in April 2020. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Our CLO compliance tests as of the most recent determination dates in April 2020 are as follows:

Cash Flow Triggers	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
Overcollateralization (1)

Current	134.68%	126.98%	121.95%	118.87%	119.76%
Limit	133.68%	125.98%	120.95%	117.87%	118.76%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	361.00%	372.24%	338.30%	289.89%	228.91%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
April 2020	134.68%	126.98%	121.95%	118.87%	119.76%
January 2020	134.68%	126.98%	121.95%	118.87%	—
October 2019	134.68%	126.98%	121.95%	—	—
July 2019	134.68%	126.98%	121.95%	—	—
April 2019	134.69%	126.98%	—	—	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$34,648	$34,298
Impact of adopting CECL - January 1, 2020	14,406	—
Provisions for loss sharing	21,896	879
Provisions reversal for loan repayments	(358)	(425)
Recoveries (charge-offs), net	160	(234)
Ending balance	$70,752	$34,518

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At March 31, 2020 and 2019, guarantee obligations of $32.4 million and $31.5 million, respectively, were included in the allowance for loss-sharing obligations.

In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The current expected loss related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. The increase in the provision for credit losses during the three months ended March 31, 2020 of $21.9 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $14.4 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2020 and December 31, 2019, we had outstanding advances of $0.4 million and $0.5 million, respectively, which were netted against the allowance for loss-sharing obligations.

At March 31, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL was $38.4 million and represented 0.26% of the Fannie Mae servicing portfolio.

At March 31, 2020 and December 31, 2019, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.76 billion and $2.73 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

March 31, 2020

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During the three months ended March 31, 2020 and 2019, we recorded a net gain of $8.2 million and a net loss of $2.5 million, respectively, from changes in the fair value of these derivatives in loss on derivative instruments, net and $21.9 million and $14.2 million, respectively, of income from MSRs. See Note 13 for details.

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

During the three months ended March 31, 2020, we recorded realized losses of $2.6 million and unrealized losses of $0.4 million to our Structured Business and realized losses of $46.0 million and unrealized losses of $9.8 million to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	March 31, 2020
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	10	$99,893	Other Assets/Other Liabilities	$2,069	$(4,808)
Forward Sale Commitments	59	395,103	Other Assets/Other Liabilities	10,614	(305)
Swap Futures	6,307	630,700		—	—
		$1,125,696		$12,683	$(5,113)

Structured Business
Swap Futures	345	$34,500		—	—

	December 31, 2019
Agency Business
Rate Lock Commitments	5	$37,657	Other Assets/Other Liabilities	$1,066	$(202)
Forward Sale Commitments	79	483,576	Other Assets/Other Liabilities	369	(2,895)
Swap Futures	3,274	327,400		—	—
		$848,633		$1,435	$(3,097)

Structured Business
Swap Futures	271	$27,100		—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2020			December 31, 2019
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$4,800,544	$4,638,004	$4,679,039	$4,279,611	$4,189,960	$4,228,071
Loans held-for-sale, net	978,736	991,696	1,001,224	847,126	861,360	876,975
Capitalized mortgage servicing rights, net	n/a	288,954	320,052	n/a	286,420	328,995
Securities held-to-maturity, net	106,484	84,406	81,887	111,028	88,699	91,738
Derivative financial instruments	341,180	12,683	12,683	173,532	1,435	1,435

Financial liabilities:
Credit and repurchase facilities	$1,851,758	$1,846,473	$1,848,149	$1,681,146	$1,678,288	$1,677,658
Collateralized loan obligations	2,532,593	2,513,096	2,260,964	2,147,467	2,130,121	2,147,944
Debt fund	70,000	68,717	70,115	70,000	68,629	70,138
Senior unsecured notes	600,000	591,854	514,100	325,000	319,799	331,225
Convertible senior unsecured notes, net	279,398	264,689	246,200	300,914	284,152	310,778
Junior subordinated notes	154,336	141,128	98,143	154,336	140,949	97,668
Derivative financial instruments	153,816	5,113	5,113	347,701	3,097	3,097

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

March 31, 2020

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

Loans held-for-sale, net. Consists of originated loans that are generally expected to be transferred or sold within 60 days to 180 days of loan funding, and are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics (Level 2). Fair value includes the fair value allocated to the associated future MSRs and is calculated pursuant to the valuation techniques described below for capitalized mortgage servicing rights, net (Level 3).

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

March 31, 2020

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of March 31, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$12,683	$12,683	$—	$10,614	$2,069

Financial liabilities:
Derivative financial instruments	$5,113	$5,113	$—	$5,113	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of March 31, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$113,434	$113,434	$—	$—	$113,434
(1)	We had an allowance for loan losses of $103.7 million relating to nine impaired loans with an aggregate carrying value, before loan loss reserves, of $217.1 million at March 31, 2020.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Quantitative information about Level 3 fair value measurements at March 31, 2020 were as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$48,931	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

Hotel	42,163	Discounted cash flows /	Discount rate	11.50%
		direct capitalization	Capitalization rate	3.10%
			Revenue growth rate	25.00%

Retail	20,629	Discounted cash flows	Discount rate	10.04%
			Capitalization rate	9.25%
			Revenue growth rate	1.55%

Healthcare	1,000	Discounted cash flows	Capitalization rate	14.30%

Office	711	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	2,069	Discounted cash flows	W/A discount rate	9.62%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2020	2019
Derivative assets and liabilities, net
Balance at beginning of period	$1,066	$324
Settlements	(11,717)	(14,157)
Realized gains recorded in earnings	10,651	13,833
Unrealized gains recorded in earnings	2,069	400
Balance at end of period	$2,069	$400

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
March 31, 2020	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$99,893	$3,987	$(4,808)	$(821)
Forward sale commitments	395,103	—	4,808	4,808
Loans held-for-sale, net (1)	978,735	15,254	—	15,254
Total		$19,241	$—	$19,241
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of March 31, 2020 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$4,638,004	$4,679,039	$—	$—	$4,679,039
Loans held-for-sale, net	991,696	1,001,224	—	985,970	15,254
Capitalized mortgage servicing rights, net	288,954	320,052	—	—	320,052
Securities held-to-maturity, net	84,406	81,887	—	—	81,887

Financial liabilities:
Credit and repurchase facilities	$1,846,473	$1,848,149	$—	$790,739	$1,057,410
Collateralized loan obligations	2,513,096	2,260,964	—	—	2,260,964
Debt fund	68,717	70,115	—	—	70,115
Senior unsecured notes	591,854	514,100	514,100	—	—
Convertible senior unsecured notes, net	264,689	246,200	—	246,200	—
Junior subordinated notes	141,128	98,143	—	—	98,143

Note 14 — Commitments and Contingencies

Impact of COVID-19. The magnitude and duration of COVID-19 and its impact on our business and on our borrowers is uncertain and will mostly depend on future events, which cannot be predicted. As this pandemic continues and if economic conditions worsen, it may have long-term impacts on our financial position, results of operations and cash flows. See Note 2 and Item 1A. Risk Factors for further discussion of COVID-19.

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

As of March 31, 2020, we were required to maintain at least $14.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of March 31, 2020, we met the restricted liquidity requirement with a $45.0 million letter of credit and $2.6 million of cash collateral.

As of March 31, 2020, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of March 31, 2020, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac's SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in more detail in Note 12 and Note 13.

Debt Obligations and Operating Leases. As of March 31, 2020, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2020 (nine months ending December 31, 2020)	$820,368	$3,984	$824,352
2021	409,457	3,124	412,581
2022	2,366,841	2,775	2,369,616
2023	781,235	2,052	783,287
2024	378,013	1,459	379,472
2025	—	1,503	1,503
Thereafter	732,171	1,802	733,973
Total	$5,488,085	$16,699	$5,504,784

During the three months ended March 31, 2020 and 2019, we recorded lease expense of $1.6 million and $1.5 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $183.8 million as of March 31, 2020 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation other than the following:

In June 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the U.S. Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of ours

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

and certain other entities that are affiliates of ours are included as defendants. The New York State Court action has been removed to the Bankruptcy Court. Our affiliates filed a motion to dismiss the three lawsuits.

The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC ("ACM ") and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named ACM and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

In June 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17. The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. During a status conference held in March 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling. Subsequent to that hearing, a new judge was assigned to the case and, in November 2016, the new judge entered an order directing the parties to file supplemental briefs addressing new cases decided since the last round of briefing. Oral arguments regarding the motion to dismiss were heard at a hearing held in January 2017. The Court reserved decision at that hearing. The next hearing on the case has been adjourned to May 19, 2020.

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

March 31, 2020

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

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Restricted cash	$301,045	$208,467
Loans and investments, net	2,911,257	2,557,909
Other assets	20,711	18,380
Total assets	$3,233,013	$2,784,756

Liabilities:
Collateralized loan obligations	$2,513,096	$2,130,121
Debt fund	68,717	68,629
Due to related party	231	6,734
Other liabilities	3,544	4,115
Total liabilities	$2,585,588	$2,209,599

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

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 28 VIEs in which we have a variable interest as of March 31, 2020 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2020 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$341,010
B Piece and SFR bonds	85,398
Equity investments	12,930
Agency interest only strips	2,424
Total	$441,762

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

(1)	Represents the carrying amount of loans and investments before reserves. At March 31, 2020, $129.0 million of loans to VIEs had corresponding loan loss reserves of $79.4 million. The maximum loss exposure as of March 31, 2020 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.21 billion at March 31, 2020.

Note 16 — Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock.

We have an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”) which entitles us to issue and sell up to 7,500,000 shares of our common stock through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the three months ended March 31, 2020, we sold 1,350,000 shares for net proceeds of $19.4 million. As of March 31, 2020, we had approximately 3,000,000 shares available under this agreement.

In March 2020, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. As of April 30, 2020, we repurchased 993,106 shares of our common stock under this program at a total cost of $3.9 million and an average cost of $3.98 per share.

During the three months ended March 31, 2020, we issued 319,259 and 41,601 shares in connection with the settlements of our 5.25% and 5.375% Convertible Notes, respectively. In February 2020, we also used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

As of March 31, 2020, we had $118.2 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the "Acquisition"). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

At March 31, 2020, there were 20,369,265 OP Units outstanding, which represented 15.6% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2020 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

(1)	The dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock – On May 6, 2020, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on July 15, 2020 to common stockholders of record as of the close of business on June 30, 2020.

Preferred Stock – On May 1, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from March 1, 2020 through May 31, 2020 and are payable on June 1, 2020 to preferred stockholders of record on May 15, 2020.

Deferred Compensation. In March 2020, we issued 298,991 shares of restricted common stock to employees under the 2017 Amended Omnibus Stock Incentive Plan (the “2017 Plan”) with a total grant date fair value of $3.2 million. Substantially all of these shares have one third vest as of the grant date and one third vesting on each of the first and second anniversaries of the grant date. In March 2020, we issued 36,396 shares of fully vested common stock to the independent members of the Board of Directors under the 2017 Plan with a grant date fair value of $0.4 million.

In March 2020, we issued 45,928 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.5 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 275,569 performance-based restricted stock units with a grant date fair value of $0.1 million that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. During the first quarter of 2020, 421,348 shares of previously granted performance-based restricted stock units fully vested, which were net settled for 215,014 common shares.

During the first quarter of 2020, 143,096 shares were withheld by us from the net settlement of restricted common stock by employees for payment of withholding taxes.

Earnings Per Share. Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer, OP Units and convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

irad
	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net (loss) income attributable to common stockholders (1)	$(59,310)	$(59,310)	$22,650	$22,650
Net (loss) income attributable to noncontrolling interest (2)	—	(10,934)	—	5,468
Net (loss) income attributable to common stockholders and noncontrolling interest	$(59,310)	$(70,244)	$22,650	$28,118

Weighted average shares outstanding	110,792,412	110,792,412	85,151,878	85,151,878
Dilutive effect of OP Units (2)	—	20,424,787	—	20,554,434
Dilutive effect of restricted stock units (3)	—	—	—	1,376,514
Dilutive effect of convertible notes (4)	—	—	—	786,685
Weighted average shares outstanding	110,792,412	131,217,199	85,151,878	107,869,511
Net (loss) income per common share (1)	$(0.54)	$(0.54)	$0.27	$0.26
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture, of which was antidilutive for March 31, 2020.

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

In the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $14.4 million and less than $0.1 million, respectively. The tax benefit recorded in the three months ended March 31, 2020 consisted of a deferred tax benefit of $19.9 million and a current tax provision of $5.5 million. The tax benefit recorded in the three months ended March 31, 2019 consisted of a deferred tax benefit of $4.2 million and a current tax provision of $4.2 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement.We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three months ended March 31, 2020 and 2019, we incurred $0.7 million and $0.9 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $13.8 million and $10.7 million at March 31, 2020 and December 31, 2019, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $3.1 million and $13.1 million at March 31, 2020 and December 31, 2019, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In certain instances our business requires our executives to charter privately-owned aircraft in furtherance of our business. In October 2019, we entered into an aircraft time sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the three months ended March 31, 2020, we reimbursed the aircraft owner $0.3 million for the flights chartered by our executives pursuant the agreement.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC Holdings III LLC ("AMAC III"), a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $10.9 million was funded as of March 31, 2020) for an 18% interest in AMAC III.

In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In connection with the AMAC III mezzanine loan, we entered into an inter-creditor agreement with AMAC III. In addition, we originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. We recorded income of less than $0.1 million in the three months ended March 31, 2020 related to this investment. Interest income recorded from our bridge and Private Label loans totaled $0.9 million for the three months ended March 31, 2020.

In 2018, we originated a $61.2 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 2.00% and matures in October 2021. In the fourth quarter of 2019, the related party investors liquidated their equity investment. Interest income recorded from this loan totaled $0.3 million for the three months ended March 31, 2019.

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan has an interest rate of LIBOR plus 4.25% with a LIBOR floor of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

2.375% and matures in October 2020. Interest income recorded from this loan totaled $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million for both the three months ended March 31, 2020 and 2019.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan had a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan totaled $0.1 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

In 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $8.9 million was funded as of March 31, 2020. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million for both the three months ended March 31, 2020 and 2019.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was scheduled to mature in June 2020. In October 2019, the borrower repaid this loan in full. Interest income recorded from this loan totaled $0.6 million for the three months ended March 31, 2019.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in November 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2020 and 2019.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2020. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2020 and 2019.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan totaled $0.1 million for both the three months ended March 31, 2020 and 2019.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment has a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan to the properties. The Private Label loan bears interest at a fixed rate of 3.10% and the mezzanine loan bears interest at a fixed rate of 9.00% and both loans mature in April 2030. Interest income recorded from these loans totaled less than $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. We recorded income from these investments of $2.9 million and $0.8 million in the three months ended March 31, 2020 and 2019, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. The final payment was made under this settlement in January 2020 and we have no additional exposure.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million. In March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. Interest income recorded from these loans totaled $0.2 million and $4.5 million during the three months ended March 31, 2020 and 2019, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million and $1.3 million during the three months ended March 31, 2020 and 2019, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited ("bad boy") guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2020, this debt had an aggregate outstanding balance of $616.5 million and is scheduled to mature between 2020 and 2029.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 31% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At March 31, 2020, ACM holds 3,898,554 shares of our common stock and 14,669,101 OP Units, which represents 14.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 19 — Segment Information

The summarized statements of operations and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses and stock-based compensation.

	Three Months Ended March 31, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$78,477	$10,049	$—	$88,526
Interest expense	43,399	6,583	—	49,982
Net interest income	35,078	3,466	—	38,544
Other revenue:
Gain on sales, including fee-based services, net	—	14,305	—	14,305
Mortgage servicing rights	—	21,934	—	21,934
Servicing revenue	—	25,124	—	25,124
Amortization of MSRs	—	(11,822)	—	(11,822)
Property operating income	2,192	—	—	2,192
Loss on derivative instruments, net	(3,000)	(47,731)	—	(50,731)
Other income, net	1,303	—	—	1,303
Total other revenue	495	1,810	—	2,305
Other expenses:
Employee compensation and benefits	10,846	23,406	—	34,252
Selling and administrative	4,450	6,602	—	11,052
Property operating expenses	2,443	—	—	2,443
Depreciation and amortization	620	1,327	—	1,947
Provision for loss sharing (net of recoveries)	—	21,537	—	21,537
Provision for credit losses (net of recoveries)	53,890	492	—	54,382
Total other expenses	72,249	53,364	—	125,613
Loss before extinguishment of debt, income from equity affiliates and income taxes	(36,676)	(48,088)	—	(84,764)
Loss on extinguishment of debt	(1,954)	—	—	(1,954)
Income from equity affiliates	3,992	—	—	3,992
(Provision for) benefit from income taxes	(83)	14,453	—	14,370
Net loss	(34,721)	(33,635)	—	(68,356)
Preferred stock dividends	1,888	—	—	1,888
Net loss attributable to noncontrolling interest	—	—	(10,934)	(10,934)
Net loss attributable to common stockholders	$(36,609)	$(33,635)	$10,934	$(59,310)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

	Three Months Ended March 31, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$65,809	$5,468	$—	$71,277
Interest expense	38,257	3,608	—	41,865
Net interest income	27,552	1,860	—	29,412
Other revenue:
Gain on sales, including fee-based services, net	—	16,389	—	16,389
Mortgage servicing rights	—	14,232	—	14,232
Servicing revenue	—	25,834	—	25,834
Amortization of MSRs	—	(12,282)	—	(12,282)
Property operating income	2,803	—	—	2,803
Loss on derivative instruments, net	—	(2,465)	—	(2,465)
Other income, net	337	—	—	337
Total other revenue	3,140	41,708	—	44,848
Other expenses:
Employee compensation and benefits	8,464	23,300	—	31,764
Selling and administrative	4,421	5,340	—	9,761
Property operating expenses	2,396	—	—	2,396
Depreciation and amortization	512	1,400	—	1,912
Provision for loss sharing (net of recoveries)	—	454	—	454
Total other expenses	15,793	30,494	—	46,287
Income before extinguishment of debt, income from equity affiliates and income taxes	14,899	13,074	—	27,973
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	2,151	—	—	2,151
Benefit from income taxes	—	10	—	10
Net income	16,922	13,084	—	30,006
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	5,468	5,468
Net income attributable to common stockholders	$15,034	$13,084	$(5,468)	$22,650
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

	March 31, 2020
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$106,879	$115,451	$222,330
Restricted cash	301,468	2,599	304,067
Loans and investments, net	4,638,004	—	4,638,004
Loans held-for-sale, net	—	991,696	991,696
Capitalized mortgage servicing rights, net	—	288,954	288,954
Securities held-to-maturity, net	20,000	64,406	84,406
Investments in equity affiliates	44,701	—	44,701
Goodwill and other intangible assets	12,500	96,871	109,371
Other assets	174,409	76,712	251,121
Total assets	$5,297,961	$1,636,689	$6,934,650

Liabilities:
Debt obligations	$4,635,218	$790,739	$5,425,957
Allowance for loss-sharing obligations	—	70,752	70,752
Other liabilities	155,383	56,508	211,891
Total liabilities	$4,790,601	$917,999	$5,708,600

	December 31, 2019
Assets:
Cash and cash equivalents	$264,468	$35,219	$299,687
Restricted cash	208,926	1,949	210,875
Loans and investments, net	4,189,960	—	4,189,960
Loans held-for-sale, net	—	861,360	861,360
Capitalized mortgage servicing rights, net	—	286,420	286,420
Securities held-to-maturity, net	20,000	68,699	88,699
Investments in equity affiliates	41,800	—	41,800
Goodwill and other intangible assets	12,500	98,200	110,700
Other assets	118,175	31,484	149,659
Total assets	$4,855,829	$1,383,331	$6,239,160

Liabilities:
Debt obligations	$3,878,343	$743,595	$4,621,938
Allowance for loss-sharing obligations	—	34,648	34,648
Other liabilities	171,004	55,543	226,547
Total liabilities	$4,049,347	$833,786	$4,883,133

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

	Three Months Ended March 31,
	2020	2019
Origination Data:
Structured Business
New loan originations	$856,229	$416,295
Loan payoffs / paydowns	275,292	279,471

Agency Business
Origination Volumes by Investor:
Fannie Mae	$581,973	$546,886
Private Label	282,345	—
Freddie Mac	199,711	192,492
FHA	17,944	1,110
CMBS/Conduit	—	105,425
Total	$1,081,973	$845,913
Total loan commitment volume	$1,267,219	$846,963

Loan Sales Data:
Agency Business
Fannie Mae	$754,044	$746,937
Freddie Mac	179,703	223,773
FHA	23,313	25,631
CMBS/Conduit	—	105,425
Total	$957,060	$1,101,766
Sales margin (fee-based services as a % of loan sales)	1.49%	1.49%
MSR rate (MSR income as a % of loan commitments)	1.73%	1.68%

	March 31, 2020
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$14,946,922	49.3	8.0
Freddie Mac	4,570,521	29.4	10.6
FHA	679,685	15.2	19.1
Total	$20,197,128	43.6	8.9

	December 31, 2019
Fannie Mae	$14,832,844	49.3	7.8
Freddie Mac	4,534,714	30.0	10.6
FHA	691,519	15.4	18.7
Total	$20,059,077	43.8	8.8

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

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. If interest rates were to rise, it is likely that income from these investments would be significantly impacted, particularly from our investment in a residential mortgage banking business, since rising interest rates generally decrease the demand for residential real estate loans and the number of loan originations. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

COVID-19 Impact. During the first quarter of 2020, the global outbreak of COVID-19 has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect the effects of the COVID-19 pandemic to negatively impact our financial performance and operating results for the remainder of 2020.

Significant Developments During the First Quarter of 2020

Capital Markets Activity. We raised approximately $295.0 million of capital through the issuance of 4.50% senior unsecured debt and sales of our common stock through an “At-The-Market” equity offering sales agreement. We used a significant portion of the net proceeds from these capital raises to redeem secured indebtedness, make investments related to our business and for general corporate purposes.

Financing Activity.

●	We closed our thirteenth collateralized securitization vehicle (CLO XIII) totaling $800.0 million of real estate related assets and cash, of which $668.0 million of investment grade notes were issued to third party investors and $70.0 million of below investment-grade notes and a $62.0 million equity interest in the portfolio were retained by us;
●	We completed the unwind of CLO VIII, redeeming $282.9 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO XIII), as well as with cash held by CLO VIII;
●	We were required to post $54.7 million of cash collateral in connection with margin calls on our securities repurchase facilities, which were used to reduce the UPB of those facilities in April 2020; and
●	We increased the capacity of the credit facilities and repurchase agreements in our Structured Business by more than $375.0 million by increasing the capacity of existing facilities.

Share Repurchases. In March 2020, we implemented a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. As of April 30, 2020, we repurchased 993,106 shares of our common stock under this program at a total cost of $3.9 million and an average cost of $3.98 per share.

Adoption of CECL. We recorded a $75.9 million credit loss provision in connection with the adoption of CECL. See Note 2 for details.

Agency Business Activity.

●	Loan originations and sales totaled $1.08 billion and $957.1 million, respectively;
●	Our fee-based servicing portfolio grew 1% to $20.20 billion; and
●	We recorded losses on derivative instruments totaling $47.7 million, primarily related to our Swap Futures held to hedge interest rate exposure on our Private Label loans until they are securitized.

Structured Business Activity.  Our Structured loan and investment portfolio grew 12% to $4.80 billion on loan originations totaling $856.2 million, partially offset by loan runoff of $275.3 million.

Dividend. We declared a cash dividend on common stock of $0.30 per share, which is payable on July 15, 2020 to common stockholders of record on June 30, 2020.

Subsequent Events. In April 2020, we issued $40.5 million aggregate principal amount of 8.00% senior unsecured notes due in 2023 in a private offering, generating net proceeds of $39.8 million. A significant portion of the net proceeds were used to repay secured indebtedness that financed our securities with margin call exposure. In addition, as previously planned, we also completed the unwind of the $70.0 million Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020.

Current Market Conditions, Risks and Recent Trends

As discussed throughout this quarterly report on Form 10-Q, the COVID-19 pandemic has impacted the global economy in an unprecedented way, swiftly halting activity across many industries, and causing significant disruption and liquidity constraints in many market segments, including the financial services, real estate and credit markets. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic remain unclear. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. Adverse economic conditions could result in declining real estate values, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Prior to the current market dislocation, we were very active in the capital markets during the first quarter of 2020, closing a new $800.0 million CLO and issuing $275.0 million of senior notes. As a result of the market dislocation, our Board of Directors authorized a $100.0 million stock repurchase program. In addition, many commercial mortgage REITs have suffered from reduced available liquidity and, despite a reduction in available liquidity, we closed a $40.5 million private placement debt offering in April 2020.

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. On the other side, our Structured Business is more reliant on the capital markets to grow, and therefore, we expect growth in this business to be limited until liquidity is more readily available.

In our Structured Business, 82% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

In our Agency Business, we have received requests for forbearances related to April 2020 payments totaling approximately 0.5% of our $14.95 billion Fannie Mae DUS portfolio and 4.0% of our $4.57 billion Freddie Mac portfolio. With respect to our outlook for May and June 2020 payments, we think there will be additional economic stress, which we will closely monitor and manage.

The federal government, Fannie Mae and Freddie Mac have made certain forbearance and non-eviction programs available to borrowers and tenants should they need to counteract any short-term pressure on their properties from COVID-19 and its impact on the economy. For borrowers, in order to qualify for a forbearance, they need to demonstrate they have been adversely affected by the pandemic and their ability to make their loan payments has been impacted. All loan and rent payments that are suspended remain the obligations of the borrowers and tenants and we are offering tenants of our borrowers impacted by the COVID-19 pandemic financial assistance through a $2.0 million rental assistance program that we launched in April 2020.

Interest rates have trended downward over the past several quarters and are currently at relatively low levels. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. We are somewhat insulated from decreasing interest rates, since a large portion of our structured loan portfolio has LIBOR floors, which could increase our net interest income in the future if rates continue to decline.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In September 2019, the Federal Housing Finance Agency's ("FHFA") announced a revised cap structure to its previously released GSE 2019 Scorecard. The loan origination caps for both Fannie Mae and Freddie Mac were adjusted to $100 billion for each enterprise for a combined total of $200 billion ("2019/2020 Caps") and will run for a five-quarter period through the end of 2020. The new caps also mandate that 37.5% be directed towards mission driven business or affordable housing. The 2019/2020 Caps apply to all multifamily business and has no exclusions. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2020 to December 31, 2019:

Our Structured loan and investment portfolio balance was $4.80 billion and $4.29 billion at March 31, 2020 and December 31, 2019, respectively.  This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $580.9 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.70% and 5.98% at March 31, 2020 and December 31, 2019, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 6.35% and 6.68% at March 31, 2020 and December 31, 2019, respectively. Advances on our financing facilities totaled $4.70 billion and $3.93 billion at March 31, 2020 and December 31, 2019, respectively, with a weighted average funding cost of 3.19% and 3.82%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 3.68% and 4.35% at March 31, 2020 and December 31, 2019, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

Three Months Ended
March 31, 2020
Loans originated	$856,229
Number of loans	47
Weighted average interest rate	5.67%

Loan paid-off / paid-down	$275,292
Number of loans	21
Weighted average interest rate	7.18%

Loans extended(1)	$373,214
Number of loans	18
(1)	The majority of our loan extensions did not include rate concessions and were completed under the normal course of business prior to the COVID-19 pandemic.

Loans held-for-sale from the Agency Business increased $130.3 million, primarily related to $282.3 million of Private Label loan originations, partially offset by Fannie Mae loan sales exceeding originations by $172.1 million as noted in the following table (in thousands). Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended
	March 31, 2020
	Loan
	Originations	Loan Sales
Fannie Mae	$581,973	$754,044
Private Label	282,345	—
Freddie Mac	199,711	179,703
FHA	17,944	23,313
Total	$1,081,973	$957,060

Other assets increased $98.2 million, primarily due to $54.7 million of cash collateral we posted related to margin calls on our secured debt, a $23.5 million increase to deferred tax assets and a $22.2 million increase in derivative assets associated with the changes in fair value of our forward sales commitments and cash posted in connection with our Swap Futures.

Liabilities – Comparison of balances at March 31, 2020 to December 31, 2019:

Credit facilities and repurchase agreements increased $168.2 million, primarily due to funding of new structured loan activity and the financing of CLO bonds in connection with the completion of CLO XIII.

Collateralized loan obligations increased $383.0 million, primarily due to the issuance of a new CLO, where we issued $668.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $282.9 million.

Senior unsecured notes increased $272.1 million due to our issuance of $275.0 million of our 4.50% Notes.

Allowance for loss-sharing obligations increased $36.1 million, primarily due to the adoption of ASU 2016-13, which required us to record credit losses based on the CECL methodology. See Note 2 for details.

Equity

During the three months ended March 31, 2020, we sold 1,350,000 shares of our common stock through our “At-The-Market” agreement, raising net proceeds of $19.4 million. We also issued 360,860 million shares of our common stock in connection with settlements of our convertible notes. In February 2020, we used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM. In addition, through April 30, 2020, we repurchased 993,106 shares of our common stock under our share repurchase program.

Distributions – Dividends declared (on a per share basis) for the three months ended March 31, 2020 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock — On May 6, 2020, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on July 15, 2020 to common stockholders of record as of the close of business on June 30, 2020.

Preferred Stock — On May 1, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from March 1, 2020 through May 31, 2020 and are payable on June 1, 2020 to preferred stockholders of record on May 15, 2020.

Deferred Compensation

We issued 344,919 shares of restricted stock to our employees, including our chief executive officer, 36,396 shares to the independent members of the Board of Directors and up to 275,569 shares of performance-based restricted stock units to our chief executive officer during the three months ended March 31, 2020. See Note 16 for details.

In addition, we also withheld 143,096 shares of restricted common stock from employees to net settle and pay their respective withholding taxes in connection with awards that vested.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2020
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$14,946,922	2,376	3.1	8.6	96%	4%	4.49%	10.24%	0.22%
Freddie Mac	4,570,521	1,443	2.3	12.4	97%	3%	4.20%	11.26%	0.58%
FHA	679,685	89	3.7	32.0	100%	0%	3.74%	20.15%	0.00%
Total	$20,197,128	3,908	2.9	10.3	96%	4%	4.40%	10.81%	0.30%

	December 31, 2019
Fannie Mae	$14,832,844	2,349	3.0	8.6	95%	5%	4.52%	11.37%	0.23%
Freddie Mac	4,534,714	1,475	2.2	12.6	96%	4%	4.23%	11.37%	0.57%
FHA	691,519	92	3.6	32.1	100%	0%	3.71%	3.98%	0.00%
Total	$20,059,077	3,916	2.9	10.3	95%	5%	4.43%	11.12%	0.30%
(1)	Prepayments reflect loans repaid prior to nine months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of March 31, 2020 and December 31, 2019, delinquent loans totaled $60.0 million and $59.2 million, respectively, of which $33.3 million and $33.5 million, respectively, were in the foreclosure process. In addition, at December 31, 2019, loans collateralizing our servicing portfolio totaling $3.2 million were in bankruptcy.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019	Amount	Percent

Interest income	$88,526	$71,277	$17,249	24%
Interest expense	49,982	41,865	8,117	19%
Net interest income	38,544	29,412	9,132	31%
Other revenue:
Gain on sales, including fee-based services, net	14,305	16,389	(2,084)	(13)%
Mortgage servicing rights	21,934	14,232	7,702	54%
Servicing revenue, net	13,302	13,552	(250)	(2)%
Property operating income	2,192	2,803	(611)	(22)%
Loss on derivative instruments, net	(50,731)	(2,465)	(48,266)	nm
Other income, net	1,303	337	966	nm
Total other revenue	2,305	44,848	(42,543)	(95)%
Other expenses:
Employee compensation and benefits	34,252	31,764	2,488	8%
Selling and administrative	11,052	9,761	1,291	13%
Property operating expenses	2,443	2,396	47	2%
Depreciation and amortization	1,947	1,912	35	2%
Provision for loss sharing (net of recoveries)	21,537	454	21,083	nm
Provision for credit losses (net of recoveries)	54,382	—	54,382	nm
Total other expenses	125,613	46,287	79,326	171%
(Loss) income before extinguishment of debt, income from equity affiliates and income taxes	(84,764)	27,973	(112,737)	nm
Loss on extinguishment of debt	(1,954)	(128)	(1,826)	nm
Income from equity affiliates	3,992	2,151	1,841	86%
Benefit from income taxes	14,370	10	14,360	nm
Net (loss) income	(68,356)	30,006	(98,362)	nm
Preferred stock dividends	1,888	1,888	—	—
Net (loss) income attributable to noncontrolling interest	(10,934)	5,468	(16,402)	nm
Net (loss) income attributable to common stockholders	$(59,310)	$22,650	$(81,960)	nm

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,114,038	$64,462	6.30%	$3,027,916	$55,747	7.47%
Preferred equity investments	201,974	5,876	11.70%	131,536	3,830	11.81%
Mezzanine / junior participation loans	176,528	4,849	11.05%	181,639	5,048	11.27%
Other	86,173	1,866	11.32%	—	—	—
Core interest-earning assets	4,578,713	77,053	6.77%	3,341,091	64,625	7.37%
Cash equivalents	443,026	1,424	1.29%	273,923	1,184	1.75%
Total interest-earning assets	$5,021,739	$78,477	6.29%	$3,615,014	$65,809	6.99%

Structured Business interest-bearing liabilities:

CLO	$2,251,885	$18,497	3.30%	$1,609,524	$18,471	4.65%
Warehouse lines	1,074,622	11,102	4.16%	722,893	9,179	5.15%
Unsecured debt	697,605	10,687	6.16%	402,199	7,117	7.18%
Trust preferred	154,336	1,834	4.78%	154,336	2,143	5.63%
Debt fund	70,000	1,279	7.35%	70,000	1,347	7.80%
Total interest-bearing liabilities	$4,248,448	43,399	4.11%	$2,958,952	38,257	4.93%
Net interest income		$35,078			$27,552
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to increases of $12.7 million, or 19%, from our Structured Business and $4.6 million, or 84%, from our Agency Business. The increase from our Structured Business was primarily due to a 37% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, partially offset by an 8% decrease in the average yield on core interest-earning assets. The decrease in the average yield was largely due to lower rates on originations, as compared to loan runoff, and a decrease in the average LIBOR rate. The increase from our Agency Business was primarily due to an increase in the average loans held-for-sale, which is primarily due to Private Label loan originations that have not yet been securitized.

The increase in interest expense was due to increases of $5.1 million, or 13%, from our Structured Business and $3.0 million, or 82%, from our Agency Business. The increase from our Structured Business was primarily due to a 44% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of an additional CLO and unsecured debt, partially offset by a 17% decrease in the average cost of our interest-bearing liabilities. The decrease in the average cost was primarily due to lower rates on recently issued debt and a decrease in the average LIBOR rate. The increase from our Agency Business was primarily due to an increase in the average debt balance used to finance the increase in loans held-for-sale.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 13% decrease ($144.7 million) in loan sales volume.

The increase in income from MSRs was primarily due to a 50% increase ($420.3 million) in loan commitment volume.

Loss on Derivative Instruments, Net

The increase in loss on derivative instruments was primarily due to increases of $45.3 million from our Agency Business and $3.0 million from our Structured Business, which were primarily due to losses recognized on our Swap Futures held in connection with our Private Label and SFR loans, respectively. See Note 12 for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase of $2.4 million, or 28%, from our Structured Business, which was mainly due to an increase in headcount associated with portfolio growth.

The increase in selling and administrative expense was primarily due to an increase of $1.3 million, or 24%, from our Agency Business, which was mainly due to increases in professional fees and technology costs.

The increases in our provision for loss sharing and provision for credit losses were primarily due to additional reserves of $75.9 million recorded in connection with the adoption of ASU 2016-13. See Note 2 for details.

Loss on Extinguishment of Debt

The increase in loss on extinguishment of debt was primarily due to $1.5 million of deferred financing fees recognized in connection with the unwind of CLO VIII.

Income from Equity Affiliates

Income from equity affiliates in the first quarter of 2020 primarily reflects income from our investment in a residential mortgage banking business of $2.9 million and distributions from an equity investment totaling $1.1 million. Income from equity affiliates in the first quarter of 2019 primarily reflects distributions from an equity investment totaling $1.3 million and $0.8 million of income from our investment in a residential mortgage banking business.

Benefit from Income Taxes

In the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $14.4 million and less than $0.1 million, respectively. The tax benefit recorded in the three months ended March 31, 2020 consisted of a deferred tax benefit of $19.9 million and a current tax provision of $5.5 million. The tax benefit recorded in the three months ended March 31, 2019 consisted of a deferred tax benefit of $4.2 million and a current tax provision of $4.2 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,369,265 OP Units and 20,487,544 OP Units outstanding as of March 31, 2020 and 2019, respectively, which represented 15.6% and 19.2% of our outstanding stock at March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity. Liquidity is a measure of our ability to meet our potential cash requirements, including ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and, as an approved designated seller/servicer of Freddie Mac's SBL program, operational liquidity requirements of the GSE agencies, fund new loans and investments, fund operating costs and distributions to our stockholders, as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, proceeds from CLOs and securitizations, debt facilities and cash flows from operations. We closely monitor our liquidity position and believe our existing sources of funds and access to additional liquidity will be adequate to meet our liquidity needs.

We are monitoring the COVID-19 pandemic and its impact on our financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve. To the extent that our financing sources, borrower’s and their tenants continue to be impacted by the pandemic, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

We have approximately $4.70 billion in total structured debt outstanding at March 31, 2020. Of this total, approximately $3.57 billion, or 76%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $1.06 billion of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with and substantially all of which have maturity extension options. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms may be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $350.0 million in cash and available liquidity as well as other liquidity sources, including our $20.20 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $90.0 million a year in recurring cash flow.

During the first quarter of 2020, we had $350.0 million of securities financed with $235.0 million of debt that was subject to margin calls related to changes in interest spreads. We have significantly reduced this exposure to currently about $40.0 million through margin call payments, restructuring a portion of the debt and paying down a portion of the debt with the majority of our senior notes issued in April 2020.

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

Cash Flows. Cash flows used in operating activities totaled $233.2 million during the three months ended March 31, 2020 and consisted primarily of net cash outflows of $131.6 million as a result of loan originations exceeding loan sales in our Agency Business, a net loss of $68.4 million and $54.7 million of cash collateral posted in connection with margin calls on our secured debt.

Cash flows used in investing activities totaled $510.8 million during the three months ended March 31, 2020. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $815.5 million, net of payoffs and paydowns of $298.7 million, resulted in net cash outflows of $516.8 million.

Cash flows provided by financing activities totaled $759.8 million during the three months ended March 31, 2020, and consisted primarily of net proceeds of $385.1 million from CLO activity, $275.0 million received from the issuance of senior unsecured notes and net cash inflows of $170.6 million from debt facility activities (funded loan originations were greater than facility paydowns). These cash inflows were partially offset by $41.3 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of March 31, 2020. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $2.6 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	March 31, 2020
				Maturity
Debt Instruments	Commitment (1)	UPB (2)	Available	Dates(3)
Structured Business
Credit facilities and repurchase agreements	$1,976,093	$1,059,651	$916,442	2020 - 2022
Collateralized loan obligations (4)	2,532,593	2,532,593	—	2020 - 2025
Debt fund (4)	70,000	70,000	—	2020 - 2023
Senior unsecured notes	600,000	600,000	—	2023 - 2027
Convertible senior unsecured notes	279,398	279,398	—	2020 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	5,612,420	4,695,978	916,442

Agency Business
Credit facilities (5)	2,050,000	792,107	1,257,893	2020 - 2021
Consolidated total	$7,662,420	$5,488,085	$2,174,335
(1)	Includes temporary increases to committed amounts which have not expired as of March 31, 2020.
(2)	Excludes the impact of deferred financing costs.
(3)	See Note 14 for a breakdown of debt maturities by year.
(4)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2020.
(5)	The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10.

Contractual Obligations. During the three months ended March 31, 2020, the following significant changes were made to our contractual obligations disclosed in our 2019 Annual Report; (1) closed CLO XIII issuing $668.0 million of investment grade notes to third party investors; (2) unwound CLO VIII redeeming $282.9 million of outstanding notes; (3) issued $275.0 million of our 4.50% Notes; and (4) modified existing credit facilities. In addition, as previously planned, in April 2020 we completed the unwind of the Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020.

See Note 10 for details and refer to Note 14 for a description of our debt maturities by year and unfunded commitments as of March 31, 2020.

Off-Balance Sheet Arrangements. At March 31, 2020, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2019 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2020, there were no material changes to these policies, except for the credit loss policy established in connection with the adoption of ASU 2016-13. See Note 2 for details.

Non-GAAP Financial Measures

Core Earnings. Beginning in the first quarter of 2020, we are presenting core earnings as our non-GAAP financial measure in replacement of adjusted funds from operations (“AFFO”). Core earnings is comparable to our previous AFFO metric, revised to exclude provisions for credit losses (including CECL) related to our structured loan portfolio, securities held-to-maturity and loss-sharing obligations related to the Fannie Mae program. We are presenting core earnings because we believe it is an important supplemental measure of our operating performance and is frequently used by peers, analysts, investors and other parties in the evaluation of REITs. Prior period amounts presented below have been conformed to reflect this change.

We define core earnings as net income (loss) attributable to common stockholders (computed in accordance with GAAP) adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains and losses on derivative instruments primarily associated with Private Label loans that have not yet been sold and securitized, the cumulative gains or losses on derivative instruments associated with Private Label loans that were sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax (benefit) provision, provisions for credit losses (including CECL) and the amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and one-time gains or losses on the early extinguishment of debt.

Core earnings is not intended to be an indication of our cash flows from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of core earnings may be different from the calculations used by other companies and, therefore, comparability may be limited.

Core earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019

Net (loss) income attributable to common stockholders	$(59,310)	$22,650
Adjustments:
Net (loss) income attributable to noncontrolling interest	(10,934)	5,468
Income from mortgage servicing rights	(21,934)	(14,232)
Deferred taxbenefit	(19,904)	(4,168)
Amortization and write-offs of MSRs	17,741	16,739
Depreciation and amortization	2,958	2,865
Loss on extinguishment of debt	1,954	128
Provision for credit losses	75,919	454
Loss on derivative instruments, net	50,731	2,465
Stock-based compensation	3,517	3,756
Core earnings (1)	$40,738	$36,125
Diluted core earnings per share (1)	$0.31	$0.33
Diluted weighted average shares outstanding (1)	131,217,199	107,869,511
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2019. The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR (in thousands):

	Assets (Liabilities)	25 Basis	25 Basis	50 Basis	50 Basis
	Subject to Interest	Point	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase	Decrease

Interest income from loans and investments	$4,800,544	$699	$(512)	$2,443	$(954)
Interest expense from debt obligations	(4,695,978)	9,535	(9,535)	19,069	(19,069)
Total net interest income		$(8,836)	$9,023	$(16,626)	$18,115
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.

Based on our structured loans and investments and corresponding debt as of March 31, 2020, increases in LIBOR of 0.25% and 0.50% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of March 31, 2020, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We also receive interest on cash, restricted cash and escrow balances. While the interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates. Based on our balances as of March 31, 2020, a 25 basis point and a 50 basis point increase in rates would result in an increase in our annual interest received of $3.7 million and $7.4 million, respectively. Conversely, a 25 basis point and a 50 basis point decrease in rate would result in a decrease of our annual interest received by the same amounts.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates would have resulted in a gain of $17.0 million and $33.5 million, respectively, in the three months ended March 31, 2020, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $17.4 million and $35.3 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $10.4 million as of March 31, 2020, while a 100 basis point decrease would increase the fair value by $11.0 million.

The COVID-19 pandemic has impacted the global economy in an unprecedented way, swiftly halting activity across many industries, and causing significant disruption and liquidity constraints in many market segments, including the commercial real estate markets, causing requests from tenants for rent deferral or abatement and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers' ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and are utilizing these relationships to address any potential impacts of the COVID-19 pandemic on our loans.

To date, we have not closed any significant loan modifications that have resulted in interest rate concessions and are encouraged by conversations with our borrowers and their initial response to the pandemic's impacts on their properties. Our senior management team has over 30 years of industry experience with a track record of navigating and operating through all market cycles.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.       Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2019 Annual Report, except as follows:

The novel coronavirus pandemic, the measures intended to prevent its spread and those government actions intended to mitigate its economic impact have had, and may continue to have, adverse effects, some of which may be material, on our business, results of operations and financial condition.

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in equity, credit and mortgage markets. The outbreak has led the federal and state governments to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The impact of the pandemic and measures to prevent its spread and limit the economic impact of the pandemic have negatively impacted us and could further negatively impact our business, perhaps in a material manner.

More particularly, among the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are:

-We may experience declines in the value of our assets, including our loan and securities portfolios

-Declines in the value of our assets may result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets

-In the current environment, forced sales of the securities and other assets that secure our repurchase and other financing arrangements may be on terms less favorable to us than might otherwise be available under more normal conditions, which could result in losses

-Disruption in the financial markets may have an adverse effect on our ability to obtain financing on terms and conditions that are favorable to us, or our ability to obtain financing at all

-Continued disruptions in the credit markets may negatively impact our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations

-To the extent current conditions persist or worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses of all sizes, state and local governments, and other public facilities suffering the impact of the pandemic. The Cares Act includes mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. In addition, the Federal Reserve has announced its commitment to purchase U.S. Treasury securities, asset backed securities, municipal bonds and other assets, in addition to making loans to and purchasing bonds from private companies.

Among the possible impacts of this legislation and regulatory action are:

-Over the near and intermediate term, the economic impacts of the pandemic may negatively impact the financial stability of our mortgage loan borrowers and the properties underlying the loans, due in part to the effects of mortgage loan forbearance and modification programs and suspensions of landlords' ability to enforce evictions

-Weakness in the economy may result in us receiving fewer requests for new loans, which may adversely affect our results of operations

-Under applicable Fannie Mae policies and guidelines, we are required to make principal and interest advances on the loans we service for Fannie Mae and are responsible for bearing the burden of funding these advances for extended periods of time before receiving reimbursement from Fannie Mae, which may adversely affect our liquidity and financial condition

-If we are unable to find a financing source for these servicing advance obligations, or if we can obtain financing, but the cost and terms of any such financing are less advantageous that we have received in the past, that could have material adverse consequences on our liquidity and financial condition

-There can be no assurance as to how, in the long term, these actions and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations, financial condition and cash flows may continue to be adversely affected, perhaps materially.

The COVID-19 pandemic may impact the health of our employee base, and in order to operate during the pandemic, we have implemented a work-from-home policy to protect our employees and have transitioned our employees to work remotely.

The possible adverse effects of the pandemic on our workforce are:

-The COVID-19 pandemic may also adversely impact the continued availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel

-Operationally, although we have initiated a work-from-home policy, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the adverse impact on our business could be material.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in the ''Risk Factors'' section of our 2019 Annual Report. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak on our operations and financial results is highly uncertain and subject to change.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2020, filed on May 8, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: May 8, 2020	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 8, 2020	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer