Form 10-Q
period 2020-06-30
ARBOR REALTY TRUST INC
filed 2020-07-31
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 112,213,035 outstanding as of July 24, 2020.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and cash equivalents	$384,182	$299,687
Restricted cash	94,847	210,875
Loans and investments, net (allowance for credit losses of $152,811 and $71,069, respectively)	4,800,176	4,189,960
Loans held-for-sale, net	360,372	861,360
Capitalized mortgage servicing rights, net	313,288	286,420
Securities held-to-maturity, net (allowance for credit losses of $3,148 and $0, respectively)	119,019	88,699
Investments in equity affiliates	64,991	41,800
Real estate owned, net	12,990	13,220
Due from related party	8,416	10,651
Goodwill and other intangible assets	108,040	110,700
Other assets	123,803	125,788
Total assets	$6,390,124	$6,239,160

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,235,613	$1,678,288
Collateralized loan obligations	2,514,524	2,130,121
Debt fund	—	68,629
Senior unsecured notes	661,757	319,799
Convertible senior unsecured notes, net	265,244	284,152
Junior subordinated notes to subsidiary trust issuing preferred securities	141,295	140,949
Due to related party	584	13,100
Due to borrowers	70,132	79,148
Allowance for loss-sharing obligations	73,220	34,648
Other liabilities	169,979	134,299
Total liabilities	5,132,348	4,883,133

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 20,369,265 and 20,484,094 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,500	89,501
Common stock, $0.01 par value: 500,000,000 shares authorized; 112,211,461 and 109,706,214 shares issued and outstanding, respectively	1,122	1,097
Additional paid-in capital	1,182,449	1,154,932
Accumulated deficit	(167,165)	(60,920)
Total Arbor Realty Trust, Inc. stockholders' equity	1,105,906	1,184,610
Noncontrolling interest	151,870	171,417
Total equity	1,257,776	1,356,027
Total liabilities and equity	$6,390,124	$6,239,160

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of June 30, 2020 and December 31, 2019, assets of our consolidated VIEs totaled $3,127,169 and $2,784,756, respectively, and the liabilities of our consolidated VIEs totaled $2,517,315 and $2,209,599, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$83,080	$82,171	$171,606	$153,448
Interest expense	41,302	48,284	91,284	90,149
Net interest income	41,778	33,887	80,322	63,299
Other revenue:
Gain on sales, including fee-based services, net	26,366	14,211	40,671	30,600
Mortgage servicing rights	32,417	18,709	54,351	32,941
Servicing revenue, net	13,506	12,612	26,809	26,164
Property operating income	751	3,147	2,943	5,950
(Loss) gain on derivative instruments, net	(7,368)	742	(58,099)	(1,723)
Other income, net	1,049	651	2,351	989
Total other revenue	66,721	50,072	69,026	94,921
Other expenses:
Employee compensation and benefits	34,438	29,022	68,690	60,786
Selling and administrative	8,606	10,481	19,658	20,242
Property operating expenses	1,035	2,691	3,478	5,086
Depreciation and amortization	1,961	1,909	3,908	3,821
Impairment loss on real estate owned	—	1,000	—	1,000
Provision for loss sharing (net of recoveries)	2,395	368	23,932	822
Provision for credit losses (net of recoveries)	12,714	—	67,096	—
Total other expenses	61,149	45,471	186,762	91,757
Income (loss) before extinguishment of debt, income from equity affiliates and income taxes	47,350	38,488	(37,414)	66,463
Loss on extinguishment of debt	(1,592)	—	(3,546)	(128)
Income from equity affiliates	20,408	3,264	24,401	5,415
(Provision for) benefit from income taxes	(12,077)	(4,350)	2,293	(4,341)
Net income (loss)	54,089	37,402	(14,266)	67,409
Preferred stock dividends	1,888	1,888	3,777	3,777
Net income (loss) attributable to noncontrolling interest	8,110	6,598	(2,824)	12,066
Net income (loss) attributable to common stockholders	$44,091	$28,916	$(15,219)	$51,566

Basic earnings (loss) per common share	$0.40	$0.32	$(0.14)	$0.59
Diluted earnings (loss) per common share	$0.40	$0.31	$(0.14)	$0.57

Weighted average shares outstanding:
Basic	110,745,572	89,955,923	110,768,992	87,567,171
Diluted	131,882,398	113,624,384	131,166,018	110,779,680

Dividends declared per common share	$0.30	$0.28	$0.60	$0.55

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended June 30, 2020

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - April 1, 2020	24,080,765	$89,500	110,608,903	$1,106	$1,163,161	$(177,589)	$1,076,178	$149,872	$1,226,050
Issuance of common stock	—	—	1,958,008	19	18,565	—	18,584	—	18,584
Repurchase of common stock	—	—	(376,000)	(3)	(1,467)	—	(1,470)	—	(1,470)
Issuance of common stock from convertible debt	—	—	2,153	—	276	—	276	—	276
Stock-based compensation, net	—	—	18,397	—	1,914	—	1,914	—	1,914
Distributions - common stock	—	—	—	—		(33,671)	(33,671)	—	(33,671)
Distributions - preferred stock	—	—	—	—		(1,884)	(1,884)	—	(1,884)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,112)	(6,112)
Net income	—	—	—	—	—	45,979	45,979	8,110	54,089
Balance – June 30, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776

Six Months Ended June 30, 2020

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (Note 2)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	3,308,008	33	37,975	—	38,008	—	38,008
Repurchase of common stock	—	—	(1,625,777)	(16)	(12,745)	—	(12,761)	—	(12,761)
Issuance of common stock from convertible debt	—	—	363,013	3	90	—	93	—	93
Stock-based compensation, net	—	—	460,003	5	3,796	—	3,801	—	3,801
Distributions - common stock	—	—	—	—	—	(66,920)	(66,920)	—	(66,920)
Distributions - preferred stock	—	—	—	—	—	(3,777)	(3,777)	—	(3,777)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(12,222)	(12,222)
Redemption of operating partnership units	(114,829)	(1)	—	—	(1,599)	—	(1,600)	—	(1,600)
Net loss	—	—	—	—	—	(11,442)	(11,442)	(2,824)	(14,266)
Balance – June 30, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended June 30, 2019

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - April 1, 2019	24,199,044	$89,501	85,955,995	$860	$893,471	$(74,589)	909,243	$168,140	$1,077,383
Issuance of common stock	—	—	9,200,000	91	115,494	—	115,585	—	115,585
Repurchase of common stock	—	—	(920,000)	(9)	(11,565)	—	(11,574)	—	(11,574)
Extinguishment of convertible senior unsecured notes	—	—	—	—	(6)	—	(6)	—	(6)
Stock-based compensation, net	—	—	(10,428)	—	1,503	—	1,503	—	1,503
Distributions - common stock	—	—	—	—	—	(26,645)	(26,645)	—	(26,645)
Distributions - preferred stock	—	—	—	—	—	(1,891)	(1,891)	—	(1,891)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,736)	(5,736)
Redemption of operating partnership units	—	—	—	—	—	—	—	(43)	(43)
Net income	—	—	—	—	—	30,804	30,804	6,598	37,402
Balance – June 30, 2019	24,199,044	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978

Six Months Ended June 30, 2019

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance – January 1, 2019	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	895,238	$170,328	$1,065,566
Issuance of common stock	—	—	9,200,000	91	115,494		115,585		115,585
Repurchase of common stock	—	—	(920,000)	(9)	(11,565)		(11,574)		(11,574)
Issuance of common stock upon vesting of restricted stock units	—	—	203,492	2	(2,904)	—	(2,902)	—	(2,902)
Issuance of common stock from convertible debt	—	—	210,466	2	2,505	—	2,507	—	2,507
Extinguishment of convertible senior unsecured notes	—	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Stock-based compensation, net	—	—	383,793	4	4,669	—	4,673	—	4,673
Issuance of common stock from special dividend	—	—	901,432	9	10,070	—	10,079	—	10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2	—	—	—	—	2	2,476	2,478
Distributions - common stock	—	—	—	—	—	(49,746)	(49,746)	—	(49,746)
Distributions - preferred stock	—	—	—	—	—	(3,785)	(3,785)	—	(3,785)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(11,302)	(11,302)
Redemption of operating partnership units	(387,706)	(3)	258,677	3	2,936	—	2,936	(4,609)	(1,673)
Net income	—	—	—	—	—	55,343	55,343	12,066	67,409
Balance – June 30, 2019	24,199,044	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(14,266)	$67,409
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,908	3,821
Stock-based compensation	3,801	5,258
Amortization and accretion of interest and fees, net	3,007	2,092
Amortization of capitalized mortgage servicing rights	23,713	24,606
Originations of loans held-for-sale	(2,452,745)	(1,971,876)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,949,949	1,847,488
Payoffs and paydowns of loans held-for-sale	62	66
Mortgage servicing rights	(54,351)	(32,941)
Write-off of capitalized mortgage servicing rights from payoffs	9,570	9,048
Impairment loss on real estate owned	—	1,000
Provision for loss sharing (net of recoveries)	23,932	822
Provision for credit losses (net of recoveries)	67,096	—
Net recoveries (charge-offs) for loss sharing obligations	233	(703)
Deferred tax benefit	(9,025)	(3,250)
Income from equity affiliates	(24,401)	(5,415)
Loss on extinguishment of debt	3,546	128
Changes in operating assets and liabilities	(297)	(25,251)
Net cash provided by (used in) operating activities	533,732	(77,698)

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,117,004)	(1,398,834)
Payoffs and paydowns of loans and investments	459,489	796,652
Deferred fees	5,835	11,505
Investments in real estate, net	(129)	(287)
Contributions to equity affiliates	(60)	(6,105)
Distributions from equity affiliates	77	—
Purchase of securities held-to-maturity, net	(37,927)	(10,000)
Payoffs and paydowns of securities held-to-maturity	5,823	2,679
Due to borrowers and reserves	(44,028)	(24,052)
Net cash used in investing activities	(727,924)	(628,442)

Financing activities:
Proceeds from repurchase agreements and credit facilities	4,781,801	4,126,430
Paydowns and payoffs of repurchase agreements and credit facilities	(5,222,038)	(3,640,107)
Proceeds from issuance of collateralized loan obligations	668,000	533,000
Payoffs and paydowns of collateralized loan obligations	(282,874)	(250,250)
Payoffs and paydowns of debt fund	(70,000)	—
Proceeds from issuance of common stock	38,008	115,736
Settlements of convertible senior unsecured notes	(22,145)	(3,037)
Proceeds from issuance of senior unsecured notes	345,750	90,000
Redemption of operating partnership units	(1,600)	(1,673)
Payments of withholding taxes on net settlement of vested stock	—	(3,487)
Repurchase of common stock	(12,761)	(11,574)
Distributions paid on common stock	(33,249)	(49,746)
Distributions paid on noncontrolling interest	(6,110)	(11,302)
Distributions paid on preferred stock	(3,781)	(3,785)
Payment of deferred financing costs	(16,342)	(9,362)
Net cash provided by financing activities	162,659	880,843
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,533)	174,703
Cash, cash equivalents and restricted cash at beginning of period	510,562	340,669
Cash, cash equivalents and restricted cash at end of period	$479,029	$515,372

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2020	2019

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$299,687	$160,063
Restricted cash at beginning of period	210,875	180,606
Cash, cash equivalents and restricted cash at beginning of period	$510,562	$340,669

Cash and cash equivalents at end of period	$384,182	$198,917
Restricted cash at end of period	94,847	316,455
Cash, cash equivalents and restricted cash at end of period	$479,029	$515,372

Supplemental cash flow information:
Cash used to pay interest	$76,294	$85,776
Cash used to pay taxes	2,832	13,186

Supplemental schedule of non-cash investing and financing activities:
Dividends declared on common stock and operating partnership units	$39,778	$—
Cummulative-effect adjustment (Note 2)	28,607	—
Issuance of common stock from convertible debt	93	2,507
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159
Settlements of convertible senior unsecured notes	(4,778)	(1,337)
Fair value of conversion feature of convertible senior unsecured notes	(185)	1,175
Special dividend - common stock issued	—	10,079
Special dividend - special voting preferred stock and operating partnership units issued	—	2,478

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD"). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs and during the second half of 2019, we began to originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans. We pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate.

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

June 30, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. During the first half of 2020, there has been a global outbreak of a novel coronavirus ("COVID-19"), which has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The net gain/loss from changes in fair value of derivative instruments previously recorded to other income, net is now recorded to (loss) gain on derivative instruments, net. These reclassifications had no effect on the previously reported net income.

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which utilizes a current expected credit loss methodology (“CECL”) for the recognition of credit losses for our structured loans and investments, held-to-maturity debt securities and our loss-sharing obligations related to the Fannie Mae DUS program, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple existing impairment methods in GAAP and generally requires that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2020 have been unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, we recorded a $28.6 million increase to accumulated deficit, which is net of a deferred tax asset of $3.6 million as of January 1, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

The following table illustrates the impact of adopting ASU 2016-13 (in thousands):

	January 1, 2020
	As Reported
	Under	As Reported	Impact of
	ASU 2016-13	Pre-Adoption	Adoption
Assets:
Allowance for credit losses:
Structured loans and investments (1)	$88,363	$71,069	$17,294
Held-to-maturity debt securities	501	—	501
Deferred tax assets	27,307	23,713	3,594
Liabilities:
Allowance for loss-sharing obligations	16,847	2,441	14,406
(1)	See Note 3 for details by asset class.

Other Accounting Pronouncements Adopted

Description	Adoption Date	Effect on Financial Statements

In November 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required under GAAP).

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

This ASU is effective as of March 12, 2020 through December 31, 2022

We have not adopted any of the optional expedients or exceptions through June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2019 Annual Report for a description of our significant accounting policies. Upon the adoption of ASU 2016-13 on January 1, 2020, we adjusted certain significant accounting policies, as follows:

Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third party model to assist with the measurement of expected credit losses, which utilizes incurred losses inherent in the portfolio. The loss factors are determined through the generation of probability of defaults (PD) and loss given defaults (LGD) for similar loans with similar credit. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect our expected credit losses.

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

June 30, 2020

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

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	June 30, 2020	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)

Bridge loans (4)	$4,504,232	91%	234	5.37%	16.6	1%	77%
Preferred equity investments	216,934	4%	12	8.33%	53.3	67%	89%
Mezzanine loans	170,917	3%	28	7.78%	46.9	28%	78%
Other (5)	80,055	2%	20	5.10%	73.8	0%	69%
	4,972,138	100%	294	5.57%	20.2	4%	78%
Allowance for credit losses	(152,811)
Unearned revenue	(19,151)
Loans and investments, net	$4,800,176

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	December 31, 2019	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$3,836,832	90%	217	5.77%	18.0	0%	75%
Preferred equity investments	181,058	4%	10	7.62%	68.8	69%	89%
Mezzanine loans	191,575	4%	24	9.70%	36.7	22%	73%
Other (5)	70,146	2%	21	2.88%	84.8	0%	70%
	4,279,611	100%	272	5.98%	22.1	4%	76%
Allowance for credit losses	(71,069)
Unearned revenue	(18,582)
Loans and investments, net	$4,189,960
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of June 30, 2020 and December 31, 2019, bridge loans included 5 and 11, respectively, single-family rental loans with an aggregate UPB of $53.4 million and $66.7 million, respectively, of which $28.3 million and $30.0 million, respectively, was funded.
(5)	As of June 30, 2020 and December 31, 2019, other included 19 and 12, respectively, single-family rental permanent loans with an aggregate UPB of $73.7 million and $41.6 million, respectively, and 1 and 9, respectively, purchased loans with an aggregate UPB of $6.4 million and $28.6 million, respectively.

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2020, the UPB related to 23 loans with five different borrowers represented 13% of total assets. At December 31, 2019, the UPB related to 24 loans with five different borrowers represented 13% of total assets. During both the six months ended June 30, 2020 and the year ended December 31, 2019, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

June 30, 2020

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

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of June 30, 2020 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2020	2019	2018	2017	2016	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$487,598	$454,747	$19,300	$32,500	$—	$905	$995,050
Pass/Watch	454,466	1,131,309	187,805	173,600	—	28,800	1,975,980
Special Mention	24,925	572,887	160,749	134,300	—	17,080	909,941
Substandard	—	35,379	42,927	17,700	8,250	—	104,256
Total Multifamily	$966,989	$2,194,322	$410,781	$358,100	$8,250	$46,785	$3,985,227	4%	77%
Land:						Percentage of portfolio	80%
Special Mention	$71,018	$19,524	$—	$19,975	$—	$—	$110,517
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$71,018	$19,524	$—	$19,975	$—	$127,928	$238,445	0%	91%
Healthcare:						Percentage of portfolio	5%
Pass	$—	$6,600	$10,000	$—	$—	$—	$16,600
Pass/Watch	—	14,750	51,500	41,650	—	—	107,900
Special Mention	—	59,569	15,000	—	—	—	74,569
Doubtful	—	—	—	4,625	—	—	4,625
Total Healthcare	$—	$80,919	$76,500	$46,275	$—	$—	$203,694	0%	78%
Student Housing:						Percentage of portfolio	4%
Special Mention	$—	$44,500	$3,350	$—	$—	$—	$47,850
Substandard	23,500	—	13,000	67,250	—	—	103,750
Total Student Housing	$23,500	$44,500	$16,350	$67,250	$—	$—	$151,600	12%	76%
Office:						Percentage of portfolio	3%
Pass	$—	$—	$5,000	$—	$—	$—	$5,000
Pass/Watch	—	—	—	34,000	—	—	34,000
Special Mention	—	—	—	43,151	—	9,946	53,097
Substandard	—	—	42,799	—	—	—	42,799
Doubtful	—	—	—	—	—	880	880
Total Office	$—	$—	$47,799	$77,151	$—	$10,826	$135,776	3%	76%
Single-Family Rental:						Percentage of portfolio	3%
Pass	$8,565	$34,607	$—	$—	$—	$—	$43,172
Pass/Watch	104	34,753	—	—	—	—	34,857
Special Mention	23,773	161	—	—	—	—	23,934
Total Single-Family Rental	$32,442	$69,521	$—	$—	$—	$—	$101,963	0%	75%
Hotel:						Percentage of portfolio	2%
Substandard	$—	$91,000	$—	$—	$—	$—	$91,000
Total Hotel	$—	$91,000	$—	$—	$—	$—	$91,000	32%	91%
Other:						Percentage of portfolio	2%
Pass	$—	$4,000	$—	$—	$—	$—	$4,000
Pass/Watch	—	—	9,000	13,580	—	—	22,580
Substandard	—	—	32,600	—	—	3,553	36,153
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$4,000	$41,600	$13,580	$—	$5,253	$64,433	7%	79%
						Percentage of portfolio	1%

Grand Total	$1,093,949	$2,503,786	$593,030	$582,331	$8,250	$190,792	$4,972,138	4%	78%

Geographic Concentration Risk

As of June 30, 2020, 16% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2019, 18% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2020
	Land	Multifamily	Retail	Office	Hotel	Student Housing	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$78,418	$31,891	$11,322	$6,096	$7,528	$1,142	$3,934	$1,921	$142,252
Provision for credit losses (net of recoveries)	(324)	2,715	2,659	2,436	144	2,968	(4)	(35)	10,559
Charge-offs	—	—	—	—	—		—	—	—
Recoveries of reserves	—	—	—	—	—		—	—	—
Ending balance	$78,094	$34,606	$13,981	$8,532	$7,672	$4,110	$3,930	$1,886	$152,811

Three Months Ended June 30, 2019
Allowance for credit losses	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

	Six Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	29	68	64	112	17,294
Provision for credit losses (net of recoveries)	10,148	18,284	13,646	6,745	7,643	4,042	3,866	74	64,448
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries of reserves	—	—	—	—	—	—	—	—	—
Ending balance	$78,094	$34,606	$13,981	$8,532	$7,672	$4,110	$3,930	$1,886	$152,811

	Six Months Ended June 30, 2019
Allowance for credit losses	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

The increase in the provision for credit losses during the three and six months ended June 30, 2020 of $10.6 million and $64.4 million, respectively, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $17.3 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, during 2020 was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets in which we operate will experience a decline in economic conditions, increases in unemployment rates and other market driven factors largely the result of the COVID-19 pandemic that will likely impact loan delinquencies, modifications and potential risk of loss. For the periods beyond the reasonable and supportable forecast, we reverted to our historical loss rate, which was adjusted to address for factors that are not present in our existing portfolio. We also made adjustments for loans that are expected to extend based on available extension options and the timing of their maturities in relation to the current economic conditions.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our CECL allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of June 30, 2020, we had outstanding unfunded commitments of $150.9 million that we are obligated to fund as borrowers meet certain requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

As of June 30, 2020, accrued interest receivable related to our loans totaling $36.2 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

All of our structured loans and investments are collateral dependent, and as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows (in thousands):

	June 30, 2020
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,168	$77,869	0%	97%
Hotel	50,000	49,691	7,500	59%	100%
Retail	36,154	35,221	13,926	9%	99%
Healthcare	4,625	4,730	3,845	0%	89%
Office	2,196	2,196	1,500	0%	75%
Commercial	1,700	1,700	1,700	63%	63%
Total	$228,890	$220,706	$106,340	14%	98%

	December 31, 2019
Land	$134,215	$126,800	$67,869	0%	97%
Office	2,226	2,226	1,500	0%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$138,141	$130,726	$71,069	1%	96%
(1)	Represents the UPB of ten and five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2020 and December 31, 2019, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of June 30, 2020 and December 31, 2019.

At June 30, 2020, six loans with an aggregate net carrying value of $43.9 million, net of related loan loss reserves of $16.6 million, were classified as non-performing and, at December 31, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2020			December 31, 2019
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Hotel	$50,000	$50,000	$—	$—	$—	$—
Healthcare	4,625	—	4,625	—	—	—
Retail	3,553	—	3,553	1,000	—	1,000
Commercial	1,700	—	1,700	1,700	—	1,700
Office	880	—	880	880	—	880
Total	$60,758	$50,000	$10,758	$3,580	$—	$3,580

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

In addition, we have six loans with a carrying value totaling $120.7 million at June 30, 2020, that are collateralized by a land development project. These loans were scheduled to mature in March 2020 and were extended to September 2020. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.3 million entitle us to a weighted average accrual rate of interest of 7.98%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At June 30, 2020 and December 31, 2019, we had a cumulative allowance for credit losses of $71.4 million and $61.4 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both June 30, 2020 and December 31, 2019, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and six months ended June 30, 2020 and 2019, interest income recognized on nonaccrual loans was de minimis.

There were no loan modifications, refinancing's and/or extensions during both the six months ended June 30, 2020 and 2019 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At June 30, 2020 and December 31, 2019, we had total interest reserves of $54.4 million and $37.0 million, respectively, on 151 loans and 131 loans, respectively, with an aggregate UPB of $2.85 billion and $2.43 billion, respectively.

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Fannie Mae	$312,717	$408,534
Freddie Mac	20,343	36,303
FHA	11,338	1,082
Private Label	5,462	401,207
	349,860	847,126
Fair value of future MSR	11,234	16,519
Unearned discount	(722)	(2,285)
Loans held-for-sale, net	$360,372	$861,360

During the three and six months ended June 30, 2020, we sold $1.99 billion and $2.95 billion, respectively, of loans held-for-sale and recorded gain on sales of $24.9 million and $38.2 million, respectively. Included in the total loans sold in the second quarter of 2020 were Private Label loans totaling $727.2 million, which were sold to an unconsolidated affiliate of ours who pooled and securitized the loans in May 2020. We retained the most subordinate class of certificates in the securitization totaling $63.6 million in satisfaction of credit risk retention requirements (see Note 7 for details), and are the primary servicer of the mortgage loans.

During the three and six months ended June 30, 2019, we sold $923.0 million and $2.02 billion, respectively, of loans held-for-sale and recorded gain on sales of $12.9 million and $28.0 million, respectively. At June 30, 2020 and December 31, 2019, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 15% (representing a weighted average discount rate of 13%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.2 years and 8.0 years at June 30, 2020 and December 31, 2019, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Balance at beginning of period	$230,377	$58,577	$288,954	$221,901	$64,519	$286,420
Additions	39,875	—	39,875	60,151	—	60,151
Amortization	(7,998)	(3,893)	(11,891)	(15,614)	(8,099)	(23,713)
Write-downs and payoffs	(1,802)	(1,848)	(3,650)	(5,986)	(3,584)	(9,570)
Balance at end of period	$260,452	$52,836	$313,288	$260,452	$52,836	$313,288

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Balance at beginning of period	$189,610	$88,029	$277,639	$176,686	$97,084	$273,770
Additions	15,923	—	15,923	36,532	—	36,532
Amortization	(6,778)	(5,546)	(12,324)	(13,145)	(11,461)	(24,606)
Write-downs and payoffs	(1,599)	(2,991)	(4,590)	(2,917)	(6,131)	(9,048)
Balance at end of period	$197,156	$79,492	$276,648	$197,156	$79,492	$276,648

We collected prepayment fees totaling $3.0 million and $8.1 million during the three and six months ended June 30, 2020, respectively, and $3.5 million and $8.5 million during the three and six months ended June 30, 2019, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of June 30, 2020 is as follows (in thousands):

Year	Amortization
2020 (six months ending 12/31/2020)	$24,372
2021	46,434
2022	42,337
2023	38,209
2024	34,141
2025	31,015
Thereafter	96,780
Total	$313,288

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2020
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$15,672,931	73%	Texas	18%
Freddie Mac	4,560,382	21%	New York	9%
Private Label (2)	727,132	3%	North Carolina	9%
FHA	621,487	3%	California	8%
Total	$21,581,932	100%	Florida	7%
			Georgia	6%
			Other (3)	43%
			Total	100%

December 31, 2019
Fannie Mae	$14,832,844	74%	Texas	19%
Freddie Mac	4,534,714	23%	North Carolina	9%
FHA	691,519	3%	New York	9%
Total	$20,059,077	100%	California	9%
			Florida	6%
			Georgia	6%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents loans we service in connection with our Private Label securitization in May 2020 (see Note 4 for details).
(3)	No other individual state represented 4% or more of the total.

At June 30, 2020 and December 31, 2019, our weighted average servicing fee was 44.1 basis points and 43.8 basis points, respectively. At June 30, 2020 and December 31, 2019, we held total escrow balances of $1.02 billion and $947.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $635.4 million and $562.1 million at June 30, 2020 and December 31, 2019, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.4 million and $4.5 million during the three and six months ended June 30, 2020, respectively, and $4.1 million and $8.1 million during the three and six months ended June 30, 2019, respectively, and is a component of servicing revenue, net in the consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of June 30, 2020, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.9 years. The weighted average effective interest rate was 10.66% and 10.85% at June 30, 2020 and December 31, 2019, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $13.4 million is estimated to mature within one year, $39.6 million is estimated to mature after one year through five years, $15.2 million is estimated to mature after five years through ten years and $16.6 million is estimated to mature after ten years.

Agency Private Label Certificates. In connection with our $727.2 million Private Label securitization in May 2020, we retained the most subordinate class of certificates with an initial face value of $63.6 million (the “APL certificates”). We purchased the APL certificates at a discount for $37.9 million, which are collateralized by a pool of 40 fixed rate 10-year mortgage loans secured by first mortgage leans on 49 multifamily properties, bear interest at an initial weighted average variable rate of 4.95% and have an estimated weighted average remaining maturity of 9.5 years. The weighted average effective interest rate was 11.50% at June 30, 2020 and the full $63.6 million is expected to mature after five years through ten years.

Structured Single-Family Rental Bonds (“SFR bonds”). As of June 30, 2020, we held $20.0 million initial face value of Class A2 securitized SFR bonds at par, which are collateralized by a pool of single-family rental properties. These securities have a three-year maturity, bear interest at a weighted average fixed interest rate of 4.58% and have an estimated weighted average remaining maturity of 0.4 years. Approximately $18.4 million is estimated to mature within one year and $1.6 million is estimated to mature after one year through five years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
June 30, 2020
B Piece bonds	$84,830	$63,171	$1,296	$64,467	$1,069
APL certificates	63,627	35,848	2,079	37,927	2,079
SFR bonds	20,000	20,000	(2,513)	17,487	—
Total	$168,457	$119,019	$862	$119,881	$3,148
December 31, 2019
B Piece bonds	$91,028	$68,699	$2,965	$71,664	$—
SFR bonds	20,000	20,000	74	20,074	—
Total	$111,028	$88,699	$3,039	$91,738	$—

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2020
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$—	$992	$992
Provision for credit loss expense	2,079	77	2,156
Ending balance	$2,079	$1,069	$3,148

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Six Months Ended June 30, 2020
	APL Certificates	B Piece Bonds	Total

Beginning balance, prior to adoption of CECL	$—	$—	$—
Impact of adopting CECL - January 1, 2020	—	501	501
Provision for credit loss expense	2,079	568	2,647
Ending balance	$2,079	$1,069	$3,148

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of June 30, 2020, no other-than-temporary impairment was recorded on our held-to-maturity securities.

We recorded interest income (including the amortization of discount) related to these investments of $1.7 million and $4.0 million during the three and six months ended June 30, 2020, respectively, and $2.3 million and $4.4 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, accrued interest receivable related to these bonds totaling $0.6 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	June 30, 2020	December 31, 2019	June 30, 2020
Arbor Residential Investor LLC	$50,355	$26,520	$—
AMAC Holdings III LLC	9,857	10,520	—
North Vermont Avenue	2,459	2,440	—
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$64,991	$41,800	$1,688

Arbor Residential Investor LLC (“ARI”). During the three and six months ended June 30, 2020, we recorded income of $20.9 million and $23.8 million, respectively, and during the three and six months ended June 30, 2019, we recorded income of $2.7 million and $3.5 million, respectively, to income from equity affiliates in our consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Summarized statements of income for our investment in ARI are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Statements of Operations:
Total revenues	$548,046	$192,144
Total expenses	383,556	174,696
Net income	$164,490	$17,448

Lexford Portfolio. During the first quarter of 2020, we received distributions of $1.1 million and during the three and six months ended June 30, 2019, we received distributions of $0.6 million and $1.9 million, respectively, from this equity investment, which was recognized as income. As a result of COVID-19, Lexford has temporarily suspended paying distributions to its equity holders.

See Note 18 for details of certain investments described above.

Note 9 — Real Estate Owned

Our real estate assets at both June 30, 2020 and December 31, 2019 were comprised of a hotel property and an office building.

	June 30, 2020			December 31, 2019
	Hotel	Office		Hotel	Office
(in thousands)	Property	Building	Total	Property	Building	Total
Land	$3,294	$4,509	$7,803	$3,294	$4,509	$7,803
Building and intangible assets	31,670	2,010	33,680	31,541	2,010	33,551
Less: Impairment loss	(14,307)	(2,500)	(16,807)	(14,307)	(2,500)	(16,807)
Less: Accumulated depreciation and amortization	(10,600)	(1,086)	(11,686)	(10,320)	(1,007)	(11,327)
Real estate owned, net	$10,057	$2,933	$12,990	$10,208	$3,012	$13,220

During the six months ended June 30, 2020 and 2019, our hotel property had a weighted average occupancy rate of 20% and 62%, respectively, a weighted average daily rate of $134 and $111, respectively, and weighted average revenue per available room of $27 and $69, respectively. The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. As a result of the COVID-19 pandemic, our hotel property temporarily ceased operations during April and May 2020 and has since resumed operations. During the second quarter of 2019, based on discussions with market participants, we determined that the hotel property exhibited indicators of impairment and performed an impairment analysis. As a result of this analysis, we recorded an impairment loss of $1.0 million.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

Our real estate owned assets had restricted cash balances due to escrow requirements totaling $0.4 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

								June 30, 2020			December 31, 2019
								Debt	Collateral		Debt	Collateral
	Current	Extended						Carrying	Carrying	Wtd. Avg.	Carrying	Carrying	Wtd. Avg.
	Maturity	Maturity	Note Rate					Value (1)	Value	Note Rate	Value (1)	Value	Note Rate
Structured Business
$500 million joint repurchase facility	Mar. 2022	N/A	L +	1.75%	to		3.50%	$321,553	$480,258	2.74%	$224,658	$339,378	4.06%
$400 million repurchase facility	June 2021	Mar. 2023	L +	2.20%;		L floor	0.75%	199,901	279,130	2.99%	218,418	291,292	3.76%
$200 million repurchase facility	Feb. 2021	N/A	L +	2.40%				48,448	57,169	2.60%	40,530	48,086	4.22%
$144.3 million loan specific credit facilities	Nov. 2020 to May 2022	June 2021 to Dec. 2021	L +	2.10%	to		2.50%	144,048	193,209	2.69%	128,274	184,116	4.13%
$125 million credit facility	Aug. 2020	May 2023	L+	2.30%	to	3.00%; L floor	0.50%	25,613	31,790	2.84%	4,570	7,000	3.56%
$100 million repurchase facility (2)	Aug. 2020	June 2021	L +	1.75%	to		1.95%	50,297	66,486	1.94%	45,843	63,800	3.56%
$50 million credit facility	April 2021	April 2022	L +	2.00%				8,800	11,000	2.19%	14,933	17,650	3.81%
$50 million credit facility	Oct. 2022	Oct. 2023	L +	2.50%				19,345	28,042	4.06%	12,191	16,499	4.32%
$50 million credit facility	Sept. 2020	Sept. 2021	L +	2.50%	to		3.25%	5,274	6,600	2.70%	5,254	6,600	4.32%
$25 million credit facility	June 2022	June 2023	L +	2.25%				19,644	30,900	2.45%	19,651	28,572	4.07%
$25 million working capital facility	Aug. 2020	N/A	L +	2.25%				—	—	—	—	—	—
$2.8 million master security agreements	Dec. 2022	N/A		2.97%	to		4.60%	2,249	—	4.12%	3,267	—	4.08%
Repurchase facilities - securities (3)	N/A	N/A	L +	2.25%	to		5.00%	56,968	—	5.11%	217,105	—	3.90%
Structured Business total								$902,140	$1,184,584	2.91%	$934,694	$1,002,993	3.94%

Agency Business
$750 million ASAP agreement	N/A	N/A	L +	1.05%;		L floor	0.35%	$41,553	$41,553	1.40%	$148,725	$148,725	2.81%
$600 million joint repurchase facility	Mar. 2021	Mar. 2022	L +	1.50%	to		2.75%	2,464	5,462	2.91%	299,824	300,446	3.26%
$300 million repurchase facility	Oct. 2020	N/A	L +	1.15%				75,905	75,925	1.31%	187,698	187,742	2.91%
$150 million credit facility	Mar. 2021	N/A	L +	1.15%				85,770	85,913	1.31%	89,657	89,673	2.91%
$150 million credit facility	Aug. 2020	N/A	L +	1.15%				95,761	95,761	1.31%	17,690	17,792	2.91%
$100 million credit facility	June 2021	N/A	L +	1.15%;		L floor	0.50%	32,020	32,020	1.65%	—	—	—
Agency Business total								$333,473	$336,634	1.37%	$743,594	$744,378	3.03%
Consolidated total								$1,235,613	$1,521,218	2.49%	$1,678,288	$1,747,371	3.54%
(1)	The debt carrying value for the Structured Business at June 30, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $4.0 million and $2.1 million, respectively. The debt carrying value for the Agency Business at June 30, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $1.2 million and $0.2 million, respectively.
(2)	This facility was scheduled to mature in July 2020, which was extended to August 2020, and we are currently in negotiations with this lender to renew this facility, which could reflect changes in facility size, pricing and advance rates.
(3)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of June 30, 2020 and December 31, 2019, these facilities were collateralized by our CLO bonds retained and consolidated by us with a principal balance of $275.7 million and $234.9 million, respectively, B Piece bonds held-to-maturity with a carrying value of $63.2 million and $68.7 million, respectively, and SFR bonds with a carrying value of $20.0 million at both June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, we significantly reduced the UPB of these facilities by $160.1 million through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020 and have further reduced this debt to approximately $42.0 million in July 2020.

Generally, our credit facilities and repurchase agreements have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.

Joint Repurchase Facility. During the first quarter of 2020, we amended our joint repurchase facility shared between the Structured Business and the Agency Business to increase the total committed amount by $400.0 million to $1.10 billion, of which $600.0 million matures in March 2021 and $500.0 million matures in March 2022, with each maturity eligible for a one-year extension option. The amended facility includes an $800.0 million sublimit for Private Label loans, which reduces to $500.0 million in March 2021 unless that portion of the facility is extended through March 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Structured Business

At June 30, 2020 and December 31, 2019, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 3.33% and 4.39%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% at both June 30, 2020 and December 31, 2019.

In June 2020, we entered into a $23.0 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a fixed rate of 3.50% and matures in September 2021.

In March 2020, we amended a $300.0 million repurchase agreement, increasing the committed amount to $400.0 million. In June 2020, we further amended this repurchase agreement extending the maturity date to June 2021 and increasing the interest rate by 25 basis points with a LIBOR floor of 75 basis points.

In February 2020, we amended one of our $75.0 million credit facilities to temporarily increase the committed amount under the facility by $75.0 million to $150.0 million, which was scheduled to expire in May 2020. In May 2020, we further amended this facility which now has a total permanent committed amount of $125.0 million, an interest rate range of 230 basis points to 300 basis points over LIBOR, with a LIBOR floor of 50 basis points. This facility was scheduled to mature in July 2020, which was extended to August 2020, and we are currently in negotiations with this lender to renew this facility, which could reflect changes in facility size, pricing and advance rates.

Agency Business

In July 2020, we amended one of our $150.0 million credit facilities to include a $50.0 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program. The sublimit bears interest at a rate of 200 basis points over LIBOR, with a LIBOR floor of 25 basis points.

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

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
June 30, 2020	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XIII	$668,000	$663,209	1.60%	$760,567	$756,806	$—
CLO XII	534,193	530,052	1.68%	621,887	619,639	—
CLO XI	533,000	529,258	1.63%	641,273	639,020	4,632
CLO X	441,000	437,899	1.63%	540,012	538,165	4,256
CLO IX	356,400	354,106	1.55%	462,387	461,126	10,049
Total CLOs	$2,532,593	$2,514,524	1.62%	$3,026,126	$3,014,756	$18,937

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
December 31, 2019	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XII	$534,193	$529,448	3.30%	$596,366	$593,652	$17,800
CLO XI	533,000	528,690	3.25%	624,443	621,508	15,550
CLO X	441,000	437,391	3.26%	509,887	507,854	37,287
CLO IX	356,400	353,473	3.17%	407,696	406,463	47,230
CLO VIII	282,874	281,119	3.12%	359,186	357,914	544
Total CLOs	$2,147,467	$2,130,121	3.23%	$2,497,578	$2,487,391	$118,411
(1)	Debt carrying value is net of $18.1 million and $17.3 million of deferred financing fees at June 30, 2020 and December 31, 2019, respectively.
(2)	At June 30, 2020 and December 31, 2019, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.97% and 3.63%, respectively.
(3)	As of June 30, 2020, there was one loan with a UPB of $46.5 million deemed at risk of default or a “credit risk” as defined by the CLO indenture, which we repurchased from the respective CLOs in July 2020. As of December 31, 2019, there was no collateral deemed a credit risk.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $71.1 million and $58.6 million at June 30, 2020 and December 31, 2019, respectively.

CLO XIII. In March 2020, we completed CLO XIII, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date (a majority of which was subsequently utilized) which will result in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VIII. In March 2020, we completed the unwind of CLO VIII, redeeming $282.9 million of outstanding notes, which were repaid primarily from the refinancing of the remaining assets primarily within CLO XIII, as well as with cash held by CLO VIII, and expensed $1.5 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of operations.

Luxembourg Debt Fund

Our Luxembourg commercial real estate debt fund (“Debt Fund”) was a VIE for which we were the primary beneficiary and was consolidated in our financial statements. In April 2020, we completed the unwind of the Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020 described below and recorded a loss on extinguishment of debt of $1.6 million, which was primarily comprised of deferred financing fees.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			June 30, 2020			December 31, 2019
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
8.00% Notes	Apr. 2020	Apr. 2023	$70,750	$69,593	8.00%	$—	$—	—
4.50% Notes	Mar. 2020	Mar. 2027	275,000	271,763	4.50%	—	—	—
4.75% Notes	Oct. 2019	Oct. 2024	110,000	108,492	4.75%	110,000	108,370	4.75%
5.75% Notes	Mar. 2019	Apr. 2024	90,000	88,559	5.75%	90,000	88,369	5.75%
5.625% Notes	Mar. 2018	May 2023	125,000	123,350	5.63%	125,000	123,060	5.63%
			$670,750	$661,757	5.36%	$325,000	$319,799	5.44%
(1)	At June 30, 2020 and December 31, 2019, the carrying value is net of deferred financing fees of $9.0 million and $5.2 million, respectively.
(2)	At June 30, 2020 and December 31, 2019, the aggregate weighted average note rate, including certain fees and costs, was 5.65% and 5.82%, respectively.

In April 2020, we issued $40.5 million aggregate principal amount of 8.00% senior unsecured notes due in April 2023 (the "Initial Notes") in a private placement, and, in June 2020, we issued an additional $30.3 million (the "Reopened Notes" and, together with the Initial Notes, the "8.00% Notes,") which brought the aggregate outstanding principal amount to $70.8 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We have the right to redeem the 8.00% Notes on or after January 15, 2023. We received total proceeds of $69.6 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the issuances to repay secured indebtedness, make investments relating to our business and for general corporate purposes.

Our senior unsecured notes can be redeemed by us at any time prior to the redemption date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on or after the redemption date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible notes for a combination of $233.1 million in cash (which includes accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1 million. As of June 30, 2020, the 4.75% Convertible Notes had conversion rates of 56.1695 shares, common stock per $1,000 of principal, which represented a conversion price of $17.80 per share of common stock.

In 2018, we completed a similar exchange where we used the net proceeds from two separate private placements of our 5.25% convertible senior notes (the "5.25% Convertible Notes") to initially exchange portions of our 5.375% convertible senior notes (the "5.375% Convertible Notes") and 6.50% convertible senior notes (the "6.50% Convertible Notes").

At June 30, 2020, there were $0.5 million, $13.8 million and $0.2 million aggregate principal amount remaining of our 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

respectively. The initial conversion rates of the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes were 86.9943 shares, 77.8331 shares and 107.7122 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share, $12.85 per share and $9.28 per share of common stock, respectively. At June 30, 2020, the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes had conversion rates of 90.093 shares, 80.6055 shares and 116.9744 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.10 per share, $12.41 per share and $8.55 per share of common stock, respectively. The 5.25% Convertible Notes and 5.375% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in July 2021 and November 2020, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.27 years and 2.67 years at June 30, 2020 and December 31, 2019, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes were as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
June 30, 2020	$278,490	$7,242	$6,004	$265,244	$9,962

December 31, 2019	$300,914	$9,235	$7,527	$284,152	$9,962

During the three months ended June 30, 2020, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the six months ended June 30, 2020, we incurred interest expense on the notes totaling $10.0 million, of which $6.7 million, $1.7 million and $1.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the three months ended June 30, 2019, we incurred total interest expense on the notes of $4.9 million, of which $3.4 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the six months ended June 30, 2019, we incurred total interest expense on the notes of $10.2 million, of which $6.9 million, $1.7 million and $1.5 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% and 6.80% at June 30, 2020 and December 31, 2019, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $141.3 million and $140.9 million at June 30, 2020 and December 31, 2019, respectively, which is net of a deferred amount of $11.1 million and $11.4 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.9 million and $2.0 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 3.12% and 4.75% at June 30, 2020 and December 31, 2019, respectively. Including certain fees and costs, the weighted average note rate was 3.21% and 4.83% at June 30, 2020 and December 31, 2019, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2020.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of June 30, 2020, as well as on the most recent determination dates in July 2020. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in July 2020 are as follows:

Cash Flow Triggers	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
Overcollateralization (1)
Current	134.68%	126.98%	121.95%	118.87%	119.76%
Limit	133.68%	125.98%	120.95%	117.87%	118.76%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	474.64%	459.96%	402.23%	380.51%	363.03%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
July 2020	134.68%	126.98%	121.95%	118.87%	119.76%
April 2020	134.68%	126.98%	121.95%	118.87%	119.76%
January 2020	134.68%	126.98%	121.95%	118.87%	—
October 2019	134.68%	126.98%	121.95%	—	—
July 2019	134.68%	126.98%	121.95%	—	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$70,752	$34,518	$34,648	$34,298
Impact of adopting CECL - January 1, 2020	—	—	14,406	—
Provisions for loss sharing	2,673	1,675	24,569	2,554
Provisions reversal for loan repayments	(277)	(1,307)	(636)	(1,732)
Recoveries (charge-offs), net	72	(469)	233	(703)
Ending balance	$73,220	$34,417	$73,220	$34,417

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2020 and 2019, guarantee obligations of $32.8 million and $31.6 million, respectively, were included in the allowance for loss-sharing obligations.

In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The current expected loss related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. The increase in the provision for credit losses during the six months ended June 30, 2020 of $24.6 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $14.4 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2020 and December 31, 2019, we had outstanding advances of $0.3 million and $0.5 million, respectively, which were netted against the allowance for loss-sharing obligations.

At June 30, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL was $40.4 million and represented 0.26% of the Fannie Mae servicing portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

At June 30, 2020 and December 31, 2019, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $2.91 billion and $2.73 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded a net loss of $4.1 million and a net gain of $4.2 million, respectively, from changes in the fair value of these derivatives in (loss) gain on derivative instruments, net and $32.4 million and $54.4 million, respectively, of income from MSRs. During the three and six months ended June 30, 2019, we recorded a net gain of $1.1 million and a net loss of $1.4 million, respectively, from changes in the fair value of these derivatives in (loss) gain on derivative instruments, net and $18.7 million and $32.9 million, respectively, of income from MSRs. See Note 13 for details.

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

During the three months ended June 30, 2020, we recorded realized losses of $0.2 million and unrealized losses of $0.1 million to our Structured Business and realized losses of $11.2 million and unrealized gains of $8.2 million to our Agency Business related to our Swap Futures. During the six months ended June 30, 2020, we recorded realized losses of $2.8 million and unrealized losses of $0.5 million to our Structured Business and realized losses of $57.3 million and unrealized losses of $1.6 million to our Agency Business related to our Swap Futures. During both the three and six months ended June 30, 2019, we recorded realized losses of $0.3 million and unrealized losses of $0.1 million to our Structured Business from our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	June 30, 2020
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	5	$29,070	Other Assets/Other Liabilities	$549	$(128)
Forward Sale Commitments	54	373,468	Other Assets/Other Liabilities	1,665	(91)
Swap Futures	40	4,000		—	—
		$406,538		$2,214	$(219)

Structured Business
Swap Futures	345	$34,500		—	—

	December 31, 2019
Agency Business
Rate Lock Commitments	5	$37,657	Other Assets/Other Liabilities	$1,066	$(202)
Forward Sale Commitments	79	483,576	Other Assets/Other Liabilities	369	(2,895)
Swap Futures	3,274	327,400		—	—
		$848,633		$1,435	$(3,097)

Structured Business
Swap Futures	271	$27,100		—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2020			December 31, 2019
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$4,972,138	$4,800,176	$4,972,258	$4,279,611	$4,189,960	$4,228,071
Loans held-for-sale, net	349,860	360,372	366,343	847,126	861,360	876,975
Capitalized mortgage servicing rights, net	n/a	313,288	333,374	n/a	286,420	328,995
Securities held-to-maturity, net	168,457	119,019	119,881	111,028	88,699	91,738
Derivative financial instruments	290,081	2,214	2,214	173,532	1,435	1,435

Financial liabilities:
Credit and repurchase facilities	$1,240,910	$1,235,613	$1,238,062	$1,681,146	$1,678,288	$1,677,658
Collateralized loan obligations	2,532,593	2,514,524	2,410,954	2,147,467	2,130,121	2,147,944
Senior unsecured notes	670,750	661,757	552,038	325,000	319,799	331,225
Convertible senior unsecured notes, net	278,490	265,244	253,359	300,914	284,152	310,778
Junior subordinated notes	154,336	141,295	98,628	154,336	140,949	97,668
Derivative financial instruments	112,458	219	219	347,701	3,097	3,097
Debt fund	—	—	—	70,000	68,629	70,138

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

June 30, 2020

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

Collateralized loan obligations, junior subordinated notes and Debt Fund. Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads (Level 3).

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of June 30, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$2,214	$2,214	$—	$1,665	$549

Financial liabilities:
Derivative financial instruments	$219	$219	$—	$219	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of June 30, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$114,366	$114,366	$—	$—	$114,366
(1)	We had an allowance for loan losses of $106.3 million relating to ten impaired loans with an aggregate carrying value, before loan loss reserves, of $220.7 million at June 30, 2020.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Quantitative information about Level 3 fair value measurements at June 30, 2020 were as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$49,299	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

Hotel	42,191	Discounted cash flows /	Discount rate	11.50%
		direct capitalization	Capitalization rate	3.10%
			Revenue growth rate	25.00%

Retail	21,295	Discounted cash flows	Discount rate	10.13%
			Capitalization rate	9.25%
			Revenue growth rate	1.65%

Healthcare	885	Discounted cash flows	Capitalization rate	14.30%

Office	696	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	549	Discounted cash flows	W/A discount rate	11.98%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments were as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivative assets and liabilities, net
Balance at beginning of period	$2,069	$400	$1,066	$324
Settlements	(33,936)	(18,364)	(54,867)	(32,521)
Realized gains recorded in earnings	31,867	17,964	53,801	32,197
Unrealized gains recorded in earnings	549	745	549	745
Balance at end of period	$549	$745	$549	$745

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale were as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
June 30, 2020	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$29,070	$549	$(128)	$421
Forward sale commitments	373,468	—	128	128
Loans held-for-sale, net (1)	349,860	11,234	—	11,234
Total		$11,783	$—	$11,783
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of June 30, 2020 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$4,800,176	$4,972,258	$—	$—	$4,972,258
Loans held-for-sale, net	360,372	366,343	—	355,109	11,234
Capitalized mortgage servicing rights, net	313,288	333,374	—	—	333,374
Securities held-to-maturity, net	119,019	119,881	—	—	119,881

Financial liabilities:
Credit and repurchase facilities	$1,235,613	$1,238,062	$—	$333,473	$904,589
Collateralized loan obligations	2,514,524	2,410,954	—	—	2,410,954
Senior unsecured notes	661,757	552,038	552,038	—	—
Convertible senior unsecured notes, net	265,244	253,359	—	253,359	—
Junior subordinated notes	141,295	98,628	—	—	98,628

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

As of June 30, 2020, we were required to maintain at least $15.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of June 30, 2020, we met the restricted liquidity requirement with a $45.0 million letter of credit and $4.4 million of cash collateral.

As of June 30, 2020, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of June 30, 2020, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of June 30, 2020, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2020 (six months ending December 31, 2020)	$802,105	$2,547	$804,652
2021	442,395	3,124	445,519
2022	1,821,154	2,775	1,823,929
2023	926,676	2,052	928,728
2024	382,904	1,459	384,363
2025	—	1,503	1,503
Thereafter	501,845	1,802	503,647
Total	$4,877,079	$15,262	$4,892,341

During the both the three months ended June 30, 2020 and 2019, we recorded lease expense of $1.5 million, and during the six months ended June 30, 2020 and 2019, we recorded lease expense of $3.1 million and $2.9 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $150.9 million as of June 30, 2020 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

June 30, 2020

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

The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. During a status conference held in March 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling. Subsequent to that hearing, a new judge was assigned to the case and, in November 2016, the new judge entered an order directing the parties to file supplemental briefs addressing new cases decided since the last round of briefing. Oral arguments regarding the motion to dismiss were heard at a hearing held in January 2017. The Court reserved decision at that hearing. The next hearing on the case has been adjourned to August 11, 2020.

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

Consolidated VIEs. We have determined that our operating partnership, ARLP, and our CLO entities, which we consolidate, are VIEs. ARLP is already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements. As described in Note 10, we completed the unwind of the Debt Fund in April 2020 and redeemed all the outstanding notes. Prior to the unwind, the Debt Fund entity was consolidated and considered a VIE.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Our CLO consolidated entities invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all collateral assets held in CLOs, which we believe gives us the power to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued to third parties by the CLOs and Debt Fund, prior to the unwind. Our operating results and cash flows include the gross asset and liability amounts related to the CLOs and Debt Fund, prior to the unwind, as opposed to our net economic interests in those entities.

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Restricted cash	$90,034	$208,467
Loans and investments, net	3,014,756	2,557,909
Other assets	22,379	18,380
Total assets	$3,127,169	$2,784,756

Liabilities:
Collateralized loan obligations	$2,514,524	$2,130,121
Debt fund	—	68,629
Due to related party	13	6,734
Other liabilities	2,778	4,115
Total liabilities	$2,517,315	$2,209,599

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 31 VIEs in which we have a variable interest as of June 30, 2020 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2020 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$391,668
B Piece and SFR bonds	84,240
APL certificates	37,927
Equity investments	12,316
Agency interest only strips	2,235
Total	$528,386
(1)	Represents the carrying amount of loans and investments before reserves. At June 30, 2020, $129.4 million of loans to VIEs had corresponding specific loan loss reserves of $79.4 million. The maximum loss exposure as of June 30, 2020 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.86 billion at June 30, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 16 — Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock. We have an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”) which entitles us to issue and sell up to 7,500,000 shares of our common stock through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the six months ended June 30, 2020, we sold 3,308,008 shares for net proceeds of $38.0 million. As of June 30, 2020, we had approximately 1,000,000 shares available under this agreement.

In March 2020, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. As of June 30, 2020, we repurchased 993,106 shares of our common stock under this program at a total cost of $3.9 million and an average cost of $3.98 per share.

During the six months ended June 30, 2020, we issued 363,013 and 41,601 shares in connection with the settlements of our 5.25% and 5.375% Convertible Notes, respectively. In February 2020, we also used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

As of June 30, 2020, we had $99.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in June 2018.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the "Acquisition"). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2020, there were 20,369,265 OP Units outstanding, which represented 15.4% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2020 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020 and the dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock – On July 29, 2020, the Board of Directors declared a cash dividend of $0.31 per share of common stock. The dividend is payable on August 31, 2020 to common stockholders of record as of the close of business on August 17, 2020.

Preferred Stock – On July 29, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from June 1, 2020 through August 31, 2020 and are payable on August 31, 2020 to preferred stockholders of record on August 15, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Deferred Compensation. In the first quarter of 2020, we issued 298,991 shares of restricted common stock to employees under the 2017 Amended Omnibus Stock Incentive Plan (the “2017 Plan”) with a total grant date fair value of $3.2 million. Substantially all of these shares have one third vest as of the grant date and one third vesting on each of the first and second anniversaries of the grant date. In March 2020, we issued 36,396 shares of fully vested common stock to the independent members of the Board of Directors under the 2017 Plan with a grant date fair value of $0.4 million.

In the first quarter of 2020, we issued 45,928 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.5 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 275,569 performance-based restricted stock units with a grant date fair value of $0.1 million that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. During the first quarter of 2020, 421,348 shares of previously granted performance-based restricted stock units fully vested, which were net settled for 215,014 common shares.

During the first quarter of 2020, we withheld  149,595 shares from the net settlement of restricted common stock by employees for payment of withholding taxes.

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$44,091	$44,091	$28,916	$28,916
Net income attributable to noncontrolling interest (2)	—	8,110	—	6,598
Net income attributable to common stockholders and noncontrolling interest	$44,091	$52,201	$28,916	$35,514
Weighted average shares outstanding	110,745,572	110,745,572	89,955,923	89,955,923
Dilutive effect of OP Units (2)	—	20,369,265	—	20,486,862
Dilutive effect of restricted stock units (3)	—	767,561	—	1,412,925
Dilutive effect of convertible notes (4)	—	—	—	1,768,674
Weighted average shares outstanding	110,745,572	131,882,398	89,955,923	113,624,384
Net income per common share (1)	$0.40	$0.40	$0.32	$0.31

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net (loss) income attributable to common stockholders (1)	$(15,219)	$(15,219)	$51,566	$51,566
Net (loss) income attributable to noncontrolling interest (2)	—	(2,824)	—	12,066
Net (loss) income attributable to common stockholders and noncontrolling interest	$(15,219)	$(18,043)	$51,566	$63,632

Weighted average shares outstanding	110,768,992	110,768,992	87,567,171	87,567,171
Dilutive effect of OP Units (2)	—	20,397,026	—	20,520,461
Dilutive effect of restricted stock units (3)	—	—	—	1,394,821
Dilutive effect of convertible notes (4)	—	—	—	1,297,227
Weighted average shares outstanding	110,768,992	131,166,018	87,567,171	110,779,680
Net (loss) income per common share (1)	$(0.14)	$(0.14)	$0.59	$0.57
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture, of which was antidilutive at June 30, 2020.

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

In the three and six months ended June 30, 2020, we recorded a tax provision of $12.1 million and a tax benefit of $2.3 million, respectively. In the three and six months ended June 30, 2019, we recorded a tax provision of $4.4 million and $4.3 million, respectively. The tax provision recorded in the three months ended June 30, 2020 consisted of a deferred tax provision of $10.9 million and a current tax provision of $1.2 million. The tax benefit recorded in the six months ended June 30, 2020 consisted of a deferred tax benefit of $9.0 million and a current tax provision of $6.7 million. The tax provision recorded in the three months ended June 30, 2019 consisted of a current tax provision of $3.5 million and a deferred tax provision of $0.9 million. The tax provision recorded in the six months ended June 30, 2019 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $3.3 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement.We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three and six months ended June 30, 2020, we incurred $0.7 million and $1.2 million, respectively, and, during the three and six months ended June 30, 2019, we incurred $0.5 million and $1.5 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $8.4 million and $10.7 million at June 30, 2020 and December 31, 2019, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $0.6 million and $13.1 million at June 30, 2020 and December 31, 2019, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

We have a $35.0 million bridge loan and a $7.8 million preferred equity interest on an office building in New York City. The property is controlled by a third party and, beginning in June 2020, its day-to-day operations are managed by an entity owned by an immediate family member of our chief executive officer, which is entitled to an annual fee of $0.3 million and a 33% equity participation interest.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In October 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the six months ended June 30, 2020, we reimbursed the aircraft owner $0.3 million for the flights chartered by our executives pursuant the agreement.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC Holdings III LLC ("AMAC III"), a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $10.9 million was funded as of June 30, 2020) for an 18% interest in AMAC III. We recorded a loss of $0.5 million and $0.6 million in the three and six months ended June 30, 2020, respectively, related to this investment. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In connection with the AMAC III mezzanine loan, we entered into an inter-creditor agreement with AMAC III. In addition, we originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from our bridge and Private Label loans totaled $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

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

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan totaled $0.8 million and $1.4 million for the three and six months ended June 30, 2020 , respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owned a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan had a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan totaled $0.1 million for the six months ended June 30, 2020 and $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30,2019, respectively.

In 2018, we acquired a $9.4 million bridge loan originated by ACM, of which $9.1 million was funded as of June 30, 2020. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was scheduled to mature in June 2020. In October 2019, the borrower repaid this loan in full. Interest income recorded from this loan totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in November 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2020. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan was $0.1 million for both the three and six months ended June 30, 2020 and $0.1 million and $0.2 million for the three and six months ended June 30,2019, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment had a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan to the properties. The Private Label loan bears interest at a fixed rate of 3.10% and the mezzanine loan bears interest at a fixed rate of 9.00% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.2 million for both the three and six months ended June 30, 2020 and $0.2 million and $0.6 million for the three and six months ended June 30, 2019, respectively.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. We recorded income from these investments of $20.9 million and $23.8 million in the three and six months ended June 30, 2020, respectively, and $2.7 million and $3.5 million in the three and six months ended June 30, 2019, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. The final payment was made under this settlement in January 2020 and we have no additional exposure.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million. In March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.2 million during both the three and six months ended June 30, 2020 and $3.5 million and $8.0 million for the three and six months ended June 30, 2019, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million during the six months ended June 30, 2020 and $0.6 million and $1.9 million during the three and six months ended June 30, 2019, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited ("bad boy") guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2020, this debt had an aggregate outstanding balance of $615.2 million and is scheduled to mature between 2020 and 2029.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 33% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At June 30, 2020, ACM holds 3,898,554 shares of our common stock and 14,669,101 OP Units, which represents 14.0% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

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

	Three Months Ended June 30, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$74,295	$8,785	$—	$83,080
Interest expense	36,739	4,563	—	41,302
Net interest income	37,556	4,222	—	41,778
Other revenue:
Gain on sales, including fee-based services, net	—	26,366	—	26,366
Mortgage servicing rights	—	32,417	—	32,417
Servicing revenue	—	25,397	—	25,397
Amortization of MSRs	—	(11,891)	—	(11,891)
Property operating income	751	—	—	751
Loss on derivative instruments, net	(294)	(7,074)	—	(7,368)
Other income, net	990	59	—	1,049
Total other revenue	1,447	65,274	—	66,721
Other expenses:
Employee compensation and benefits	9,161	25,277	—	34,438
Selling and administrative	3,533	5,073	—	8,606
Property operating expenses	1,035	—	—	1,035
Depreciation and amortization	629	1,332	—	1,961
Provision for loss sharing (net of recoveries)	—	2,395	—	2,395
Provision for credit losses (net of recoveries)	10,558	2,156	—	12,714
Total other expenses	24,916	36,233	—	61,149
Income before extinguishment of debt, income from equity affiliates and income taxes	14,087	33,263	—	47,350
Loss on extinguishment of debt	(1,592)	—	—	(1,592)
Income from equity affiliates	20,408	—	—	20,408
Provision for income taxes	(164)	(11,913)	—	(12,077)
Net income	32,739	21,350	—	54,089
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	8,110	8,110
Net income attributable to common stockholders	$30,851	$21,350	$(8,110)	$44,091

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Three Months Ended June 30, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$76,144	$6,027	$—	$82,171
Interest expense	44,716	3,568	—	48,284
Net interest income	31,428	2,459	—	33,887
Other revenue:
Gain on sales, including fee-based services, net	—	14,211	—	14,211
Mortgage servicing rights	—	18,709	—	18,709
Servicing revenue	—	24,936	—	24,936
Amortization of MSRs	—	(12,324)	—	(12,324)
Property operating income	3,147	—	—	3,147
(Loss) gain on derivative instruments, net	(361)	1,103	—	742
Other income, net	651	—	—	651
Total other revenue	3,437	46,635	—	50,072
Other expenses:
Employee compensation and benefits	6,815	22,207	—	29,022
Selling and administrative	5,328	5,153	—	10,481
Property operating expenses	2,691	—	—	2,691
Depreciation and amortization	509	1,400	—	1,909
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	368	—	368
Total other expenses	16,343	29,128	—	45,471
Income before extinguishment of debt, income from equity affiliates and income taxes	18,522	19,966	—	38,488
Income from equity affiliates	3,264	—	—	3,264
Provision for income taxes	—	(4,350)	—	(4,350)
Net income	21,786	15,616	—	37,402
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	6,598	6,598
Net income attributable to common stockholders	$19,898	$15,616	$(6,598)	$28,916

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Six Months Ended June 30, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$152,772	$18,834	$—	$171,606
Interest expense	80,138	11,146	—	91,284
Net interest income	72,634	7,688	—	80,322
Other revenue:
Gain on sales, including fee-based services, net	—	40,671	—	40,671
Mortgage servicing rights	—	54,351	—	54,351
Servicing revenue	—	50,522	—	50,522
Amortization of MSRs	—	(23,713)	—	(23,713)
Property operating income	2,943	—	—	2,943
Loss on derivative instruments, net	(3,294)	(54,805)	—	(58,099)
Other income, net	2,293	58	—	2,351
Total other revenue	1,942	67,084	—	69,026
Other expenses:
Employee compensation and benefits	20,007	48,683	—	68,690
Selling and administrative	7,983	11,675	—	19,658
Property operating expenses	3,478	—	—	3,478
Depreciation and amortization	1,248	2,660	—	3,908
Provision for loss sharing (net of recoveries)	—	23,932	—	23,932
Provision for credit losses (net of recoveries)	64,448	2,648	—	67,096
Total other expenses	97,164	89,598	—	186,762
Loss before extinguishment of debt, income from equity affiliates and income taxes	(22,588)	(14,826)	—	(37,414)
Loss on extinguishment of debt	(3,546)	—	—	(3,546)
Income from equity affiliates	24,401	—	—	24,401
(Provision for) benefit from income taxes	(248)	2,541	—	2,293
Net loss	(1,981)	(12,285)	—	(14,266)
Preferred stock dividends	3,777	—	—	3,777
Net loss attributable to noncontrolling interest	—	—	(2,824)	(2,824)
Net loss attributable to common stockholders	$(5,758)	$(12,285)	$2,824	$(15,219)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Six Months Ended June 30, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$141,953	$11,495	$—	$153,448
Interest expense	82,973	7,176	—	90,149
Net interest income	58,980	4,319	—	63,299
Other revenue:
Gain on sales, including fee-based services, net	—	30,600	—	30,600
Mortgage servicing rights	—	32,941	—	32,941
Servicing revenue	—	50,770	—	50,770
Amortization of MSRs	—	(24,606)	—	(24,606)
Property operating income	5,950	—	—	5,950
Loss on derivative instruments, net	(362)	(1,361)	—	(1,723)
Other income, net	989	—	—	989
Total other revenue	6,577	88,344	—	94,921
Other expenses:
Employee compensation and benefits	15,279	45,507	—	60,786
Selling and administrative	9,749	10,493	—	20,242
Property operating expenses	5,086	—	—	5,086
Depreciation and amortization	1,020	2,801	—	3,821
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	822	—	822
Total other expenses	32,134	59,623	—	91,757
Income before extinguishment of debt, income from equity affiliates and income taxes	33,423	33,040	—	66,463
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	5,415	—	—	5,415
Provision for income taxes	—	(4,341)	—	(4,341)
Net income	38,710	28,699	—	67,409
Preferred stock dividends	3,777	—	—	3,777
Net income attributable to noncontrolling interest	—	—	12,066	12,066
Net income attributable to common stockholders	$34,933	$28,699	$(12,066)	$51,566
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	June 30, 2020
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$268,467	$115,715	$384,182
Restricted cash	90,457	4,390	94,847
Loans and investments, net	4,800,176	—	4,800,176
Loans held-for-sale, net	—	360,372	360,372
Capitalized mortgage servicing rights, net	—	313,288	313,288
Securities held-to-maturity, net	20,000	99,019	119,019
Investments in equity affiliates	64,991	—	64,991
Goodwill and other intangible assets	12,500	95,540	108,040
Other assets	107,134	38,075	145,209
Total assets	$5,363,725	$1,026,399	$6,390,124

Liabilities:
Debt obligations	$4,484,961	$333,472	$4,818,433
Allowance for loss-sharing obligations	—	73,220	73,220
Other liabilities	185,378	55,317	240,695
Total liabilities	$4,670,339	$462,009	$5,132,348

	December 31, 2019
Assets:
Cash and cash equivalents	$264,468	$35,219	$299,687
Restricted cash	208,926	1,949	210,875
Loans and investments, net	4,189,960	—	4,189,960
Loans held-for-sale, net	—	861,360	861,360
Capitalized mortgage servicing rights, net	—	286,420	286,420
Securities held-to-maturity, net	20,000	68,699	88,699
Investments in equity affiliates	41,800	—	41,800
Goodwill and other intangible assets	12,500	98,200	110,700
Other assets	118,175	31,484	149,659
Total assets	$4,855,829	$1,383,331	$6,239,160

Liabilities:
Debt obligations	$3,878,343	$743,595	$4,621,938
Allowance for loss-sharing obligations	—	34,648	34,648
Other liabilities	171,004	55,543	226,547
Total liabilities	$4,049,347	$833,786	$4,883,133

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination Data:
Structured Business
New loan originations	$300,481	$1,014,103	$1,156,710	$1,430,398
Loan payoffs / paydowns	159,174	503,130	434,466	782,601

Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,140,181	$937,977	$1,722,154	$1,484,863
Freddie Mac	135,720	234,851	335,431	427,343
FHA	75,533	43,558	93,476	44,668
Private Label	49,122	—	331,467	—
CMBS/Conduit	—	71,900	—	177,325
Total	$1,400,556	$1,288,286	$2,482,528	$2,134,199
Total loan commitment volume	$1,206,723	$1,302,128	$2,473,941	$2,149,091

Loan Sales Data:
Agency Business
Fannie Mae	$1,063,923	$668,063	$1,817,967	$1,415,001
Private Label	727,154	—	727,154	—
Freddie Mac	171,688	176,544	351,391	400,317
FHA	30,124	6,539	53,437	32,170
CMBS/Conduit	—	71,900	—	177,325
Total	$1,992,889	$923,046	$2,949,949	$2,024,813
Sales margin (fee-based services as a % of loan sales)	1.32%	1.54%	1.38%	1.51%
MSR rate (MSR income as a % of loan commitments)	2.69%	1.44%	2.20%	1.53%

	June 30, 2020
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$15,672,931	50.5	8.2
Freddie Mac	4,560,382	29.5	10.6
Private Label	727,132	20.0	9.5
FHA	621,487	15.4	19.6
Total	$21,581,932	44.1	9.1

	December 31, 2019
Fannie Mae	$14,832,844	49.3	7.8
Freddie Mac	4,534,714	30.0	10.6
FHA	691,519	15.4	18.7
Total	$20,059,077	43.8	8.8

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and sell finance products through CMBS programs and during the second half of 2019, we began to originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans. We pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate.

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

Fees and other revenues recognized from originating, selling and servicing mortgage loans through the GSE and HUD programs. Revenue recognized from the origination and sale of mortgage loans consists of gains on sale of loans (net of any direct loan origination costs incurred), commitment fees, broker fees, loan assumption fees and loan origination fees. These gains and fees are collectively referred to as gain on sales, including fee-based services, net. We record income from MSRs at the time of commitment to the borrower, which represents the fair value of the expected net future cash flows associated with the rights to service mortgage loans that we originate, with the recognition of a corresponding asset upon sale. We also record servicing revenue which consists of fees received for servicing mortgage loans, net of amortization on the MSR assets recorded. Although we have long-established relationships with the GSE and HUD agencies, our operating performance would be negatively impacted if our business relationships with these agencies deteriorate. Additionally, we also recognize revenue from originating, selling and servicing our Private Label loans.

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

COVID-19 Impact. During the first half of 2020, the global outbreak of COVID-19 has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect the effects of the COVID-19 pandemic to negatively impact our financial performance and operating results for the remainder of 2020.

Significant Developments During the Second Quarter of 2020

Capital Markets Activity. We raised $89.5 million of capital through the issuances of 8.00% senior unsecured debt and sales of our common stock through an “At-The-Market” equity offering sales agreement. We used the net proceeds from these capital raises to redeem secured indebtedness, make investments related to our business and for general corporate purposes.

Financing Activity.

●	We closed our first Private Label multifamily mortgage loan securitization totaling $727.2 million, of which we retained the most subordinate certificates totaling $63.6 million. The securitization is backed by a pool of 40 fixed rate, 10-year mortgage loans secured by first priority mortgage liens on 49 multifamily properties; and
●	We completed the unwind of our $70.0 million Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020.

Agency Business Activity.

●	Loan originations and sales totaled $1.40 billion and $1.99 billion, respectively, and our fee-based servicing portfolio grew 7% to $21.58 billion. Our loan sales and servicing portfolio totals include the Private Label loans sold and securitized in May 2020; and
●	We recorded losses on derivative instruments totaling $7.1 million related to our derivative instruments used to hedge interest rate exposure.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 4% to $4.98 billion on loan originations totaling $300.5 million, partially offset by loan runoff of $159.2 million; and
●	We recorded income of $20.9 million from our residential mortgage business joint venture.

Dividend. We raised our quarterly cash dividend to $0.31 per share, which is payable on August 31, 2020 to common stockholders of record on August 17, 2020.

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

The pandemic has caused a dislocation in the capital markets resulting in a significant reduction of available liquidity. Many commercial mortgage REITs are suffering from the reduced available liquidity as access to capital is critical to grow their business. Despite this reduction in liquidity, during the second quarter of 2020 we raised $70.8 million through two private placement debt offerings and raised an additional $18.7 million from sales of our common stock through our “At-The-Market” equity offering sales agreement.

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. On the other side, our Structured Business is more reliant on the capital markets to grow, and therefore, we expect growth in this business to be limited until liquidity is more readily available. In our Structured Business, 80% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

In our Agency Business, we have received requests for forbearances related to approximately 0.4% of our $15.67 billion Fannie Mae DUS portfolio and approximately 6.1% of our $4.56 billion Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress in the third quarter.

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

Interest rates have trended downward over the past several quarters and are currently at historically low levels. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. We are somewhat insulated from decreasing interest rates, since a large portion of our structured loan portfolio has LIBOR floors, which could increase our net interest income in the future if rates remain at these historically low levels.

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

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2020 to December 31, 2019:

Our Structured loan and investment portfolio balance was $4.98 billion and $4.29 billion at June 30, 2020 and December 31, 2019, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $722.2 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.57% and 5.98% at June 30, 2020 and December 31, 2019, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 6.10% and 6.68% at June 30, 2020 and December 31, 2019, respectively. Advances on our financing facilities totaled $4.54 billion and $3.93 billion at June 30, 2020 and December 31, 2019, respectively, with a weighted average funding cost of 2.68% and 3.82%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 3.14% and 4.35% at June 30, 2020 and December 31, 2019, respectively.

Activity from our Structured Business portfolio was comprised of the following ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Loans originated	$300,481	$1,156,710
Number of loans	20	67
Weighted average interest rate	5.93%	5.74%

Loan paid-off / paid-down	$159,174	$434,466
Number of loans	20	41
Weighted average interest rate	6.85%	7.06%

Loans extended	$121,799	$495,013
Number of loans	8	26

Loans held-for-sale from the Agency Business decreased $501.0 million, primarily related to loan sales exceeding originations by $467.4 million as noted in the following table (in thousands). Loan sales includes $727.2 million of Private Label loans which were sold in connection with our first Private Label multifamily mortgage loan securitization in the second quarter of 2020. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$1,140,181	$1,063,923	$1,722,154	$1,817,967
Freddie Mac	135,720	171,688	335,431	351,391
FHA	75,533	30,124	93,476	53,437
Private Label	49,122	727,154	331,467	727,154
Total	$1,400,556	$1,992,889	$2,482,528	$2,949,949

Capitalized mortgage servicing rights increased $26.9 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At June 30, 2020, the weighted average estimated life remaining of our MSRs was 8.2 years.

Securities held-to-maturity increased $30.3 million, primarily due to the purchase, at a discount, of APL certificates in connection with our Private Label securitization totaling $37.9 million, partially offset by principal payments received from underlying loan payoffs in our Freddie Mac SBL B Piece bonds.

Investments in equity affiliates increased $23.2 million, primarily due to income from our investment in a residential mortgage banking business of $23.8 million.

Liabilities – Comparison of balances at June 30, 2020 to December 31, 2019:

Credit facilities and repurchase agreements decreased $442.7 million, primarily due to loan sales exceeding originations by $467.4 million in our Agency Business, as described above.

Collateralized loan obligations increased $384.4 million, primarily due to the issuance of a new CLO, where we issued $668.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $282.9 million.

In April 2020, we completed the unwind of our $70.0 million Debt Fund, as described above.

Senior unsecured notes increased $342.0 million, primarily due to our issuances of $345.8 million of new notes.

Convertible senior unsecured notes decreased $18.9 million, primarily due to partial redemptions of our 5.25% and 5.375% Convertible Notes.

Due to related party was $0.6 million and $13.1 million at June 30, 2020 and December 31, 2019, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

Allowance for loss-sharing obligations increased $38.6 million, primarily due to the adoption of CECL in the first quarter of 2020. See Note 2 for details.

Other liabilities increased $35.7 million, primarily due to $39.8 million of accrued dividends that were paid in July 2020.

Equity

During the first half of 2020, we sold 3,308,008 shares of our common stock through our “At-The-Market” agreement, raising net proceeds of $38.0 million. We also issued 363,013 million shares of our common stock in connection with settlements of our convertible notes. In February 2020, we used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM. In addition, through June 30, 2020, we repurchased 993,106 shares of our common stock under our share repurchase program.

Distributions – Dividends declared (on a per share basis) for the six months ended June 30, 2020 were as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020 and the dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock — On July 29, 2020, the Board of Directors declared a cash dividend of $0.31 per share of common stock. The dividend is payable on August 31, 2020 to common stockholders of record as of the close of business on August 17, 2020.

Preferred Stock — On July 29, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from June 1, 2020 through August 31, 2020 and are payable on August 31, 2020 to preferred stockholders of record on August 15, 2020.

Deferred Compensation

We issued 344,919 shares of restricted stock to our employees, including our chief executive officer, 36,396 shares to the independent members of the Board of Directors and up to 275,569 shares of performance-based restricted stock units to our chief executive officer in the first quarter of 2020. See Note 16 for details.

In addition, we also withheld 143,096 shares of restricted common stock from employees to net settle and pay their respective withholding taxes in connection with awards that vested.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2020
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$15,672,931	2,459	3.0	8.7	96%	4%	4.34%	4.93%	0.37%
Freddie Mac	4,560,382	1,430	2.5	12.3	95%	5%	4.13%	5.75%	0.69%
Private Label	727,132	40	0.5	9.6	100%	0%	3.81%	0.00%	0.00%
FHA	621,487	86	3.8	32.2	100%	0%	3.71%	28.44%	0.00%
Total	$21,581,932	4,015	2.8	10.2	96%	4%	4.26%	5.61%	0.42%

	December 31, 2019
Fannie Mae	$14,832,844	2,349	3.0	8.6	95%	5%	4.52%	11.37%	0.23%
Freddie Mac	4,534,714	1,475	2.2	12.6	96%	4%	4.23%	11.37%	0.57%
FHA	691,519	92	3.6	32.1	100%	0%	3.71%	3.98%	0.00%
Total	$20,059,077	3,916	2.9	10.3	95%	5%	4.43%	11.12%	0.30%
(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of June 30, 2020 and December 31, 2019, delinquent loans totaled $89.7 million and $59.2 million, respectively, of which $7.3 million and $33.5 million, respectively, were in the foreclosure process. In addition, at December 31, 2019, loans collateralizing our servicing portfolio totaling $3.2 million were in bankruptcy.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2020	2019	Amount	Percent

Interest income	$83,080	$82,171	$909	1%
Interest expense	41,302	48,284	(6,982)	(14)%
Net interest income	41,778	33,887	7,891	23%
Other revenue:
Gain on sales, including fee-based services, net	26,366	14,211	12,155	86%
Mortgage servicing rights	32,417	18,709	13,708	73%
Servicing revenue, net	13,506	12,612	894	7%
Property operating income	751	3,147	(2,396)	(76)%
(Loss) gain on derivative instruments, net	(7,368)	742	(8,110)	nm
Other income, net	1,049	651	398	61%
Total other revenue	66,721	50,072	16,649	33%
Other expenses:
Employee compensation and benefits	34,438	29,022	5,416	19%
Selling and administrative	8,606	10,481	(1,875)	(18)%
Property operating expenses	1,035	2,691	(1,656)	(62)%
Depreciation and amortization	1,961	1,909	52	3%
Impairment loss on real estate owned	—	1,000	(1,000)	nm
Provision for loss sharing (net of recoveries)	2,395	368	2,027	nm
Provision for credit losses (net of recoveries)	12,714	—	12,714	nm
Total other expenses	61,149	45,471	15,678	34%
Income before extinguishment of debt, income from equity affiliates and income taxes	47,350	38,488	8,862
Loss on extinguishment of debt	(1,592)	—	(1,592)	nm
Income from equity affiliates	20,408	3,264	17,144	nm
Provision for income taxes	(12,077)	(4,350)	(7,727)	178%
Net income	54,089	37,402	16,687	45%
Preferred stock dividends	1,888	1,888	—	—
Net income attributable to noncontrolling interest	8,110	6,598	1,512	23%
Net income attributable to common stockholders	$44,091	$28,916	$15,175	52%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,330,308	$63,560	5.90%	$3,242,179	$63,794	7.89%
Preferred equity investments	206,000	5,679	11.09%	181,584	5,121	11.31%
Mezzanine / junior participation loans	177,909	3,359	7.59%	174,447	5,268	12.11%
Other	99,793	1,132	4.56%	24,332	226	3.73%
Core interest-earning assets	4,814,010	73,730	6.16%	3,622,542	74,409	8.24%
Cash equivalents	373,281	565	0.61%	436,813	1,735	1.59%
Total interest-earning assets	$5,187,291	$74,295	5.76%	$4,059,355	$76,144	7.52%

Structured Business interest-bearing liabilities:

CLO	$2,532,593	$13,941	2.21%	$1,723,310	$20,993	4.89%
Warehouse lines	913,548	7,635	3.36%	923,768	11,877	5.16%
Unsecured debt	912,118	13,306	5.87%	480,822	8,212	6.85%
Trust preferred	154,336	1,551	4.04%	154,336	2,160	5.61%
Debt fund	20,000	306	6.15%	70,000	1,474	8.45%
Total interest-bearing liabilities	$4,532,595	36,739	3.26%	$3,352,236	44,716	5.35%
Net interest income		$37,556			$31,428
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to an increase of $2.8 million, or 46%, from our Agency Business, partially offset by a decrease of $1.8 million, or 2%, from our Structured Business. The increase from our Agency Business was primarily due to Private Label loan originations over the past several quarters resulting in an increase in the average loans held-for-sale balance prior to securitization in May 2020, partially offset by a decrease in the 10-year treasury note rate in 2020. The decrease from our Structured Business was primarily due to a 25% decrease in the average yield on core interest-earning assets as a result of lower rates on originations as compared to loan runoff, a decrease in the average LIBOR rate and default interest and fees on a loan that paid off during the second quarter of 2019, substantially offset by an increase in our average core interest-earning assets from loan originations exceeding loan runoff.

The decrease in interest expense was primarily due to a decrease of $8.0 million, or 18%, from our Structured Business. The decrease in our Structured Business was the result of a 39% decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and lower rates on recently issued debt, partially offset by a 35% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 116% increase ($1.07 billion) in loan sales volume including the $727.2 million Private Label securitization, partially offset by a 14% decrease in the sales margin as a result of lower margins on Fannie Mae and Private Label loan sales.

The increase in income from MSRs was primarily due to an 87% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.44% to 2.69%, mainly due to an increase in the average servicing fee on loan commitments, partially offset by a 7% decrease in loan commitment volume.

(Loss) Gain on Derivative Instruments, Net

The loss on derivative instruments in the second quarter of 2020 was primarily due to our Agency Business, which was the result of changes in the fair value of rate lock commitments and losses recognized on our Swap Futures held in connection with our Private Label loans. See Note 12 for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to a $3.0 million increase in commissions in our Agency Business resulting from higher loan sales volume including the $727.2 million Private Label securitization in May 2020 as well as increased headcount in both businesses associated with each business’s portfolio growth.

The decrease in selling and administrative expense was primarily due to a decrease of $1.8 million, or 34%, from our Structured Business, which was mainly due to decreases in professional fees.

Impairment loss on real estate owned was $1.0 million in the three months ended June 30, 2019, which relates to an impairment charge taken on our hotel property. See Note 9.

The increases in our provision for loss sharing and provision for credit losses were primarily due to CECL reserves recorded in connection with the adoption of ASU 2016-13 in 2020. See Note 2 for details.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $1.6 million in the second quarter of 2020 relates to the loss recognized in connection with the unwind of the Debt Fund.

Income from Equity Affiliates

Income from equity affiliates in the second quarter of 2020 and 2019 primarily reflects income from our investment in a residential mortgage banking business of $20.9 million and $2.7 million, respectively, and a distribution from an equity investment totaling $0.6 million in the second quarter of 2019.

Provision for Income Taxes

In the three months ended June 30, 2020, we recorded a tax provision of $12.1 million, which consisted of a deferred tax provision of $10.9 million and a current tax provision of $1.2 million. In the three months ended June 30, 2019, we recorded a tax provision of $4.4 million, which consisted of a current tax provision of $3.5 million and a deferred tax provision of $0.9 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,369,265 OP Units and 20,484,094 OP Units outstanding as of June 30, 2020 and 2019, respectively, which represented 15.4% and 17.9% of our outstanding stock at June 30, 2020 and 2019, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table provides our consolidated operating results ($in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2020	2019	Amount	Percent
Interest income	$171,606	$153,448	$18,158	12%
Interest expense	91,284	90,149	1,135	1%
Net interest income	80,322	63,299	17,023	27%
Other revenue:
Gain on sales, including fee-based services, net	40,671	30,600	10,071	33%
Mortgage servicing rights	54,351	32,941	21,410	65%
Servicing revenue, net	26,809	26,164	645	2%
Property operating income	2,943	5,950	(3,007)	(51)%
Loss on derivative instruments, net	(58,099)	(1,723)	(56,376)	nm
Other income, net	2,351	989	1,362	138%
Total other revenue	69,026	94,921	(25,895)	(27)%
Other expenses:
Employee compensation and benefits	68,690	60,786	7,904	13%
Selling and administrative	19,658	20,242	(584)	(3)%
Property operating expenses	3,478	5,086	(1,608)	(32)%
Depreciation and amortization	3,908	3,821	87	2%
Impairment loss on real estate owned	—	1,000	(1,000)	nm
Provision for loss sharing (net of recoveries)	23,932	822	23,110	nm
Provision for credit losses (net of recoveries)	67,096	—	67,096	nm
Total other expenses	186,762	91,757	95,005	104%
(Loss) income before extinguishment of debt, income from equity affiliates and income taxes	(37,414)	66,463	(103,877)	nm
Loss on extinguishment of debt	(3,546)	(128)	(3,418)	nm
Income from equity affiliates	24,401	5,415	18,986	nm
Benefit from (provision for) income taxes	2,293	(4,341)	6,634	nm
Net (loss) income	(14,266)	67,409	(81,675)	nm
Preferred stock dividends	3,777	3,777	—	—
Net (loss) income attributable to noncontrolling interest	(2,824)	12,066	(14,890)	nm
Net (loss) income attributable to common stockholders	$(15,219)	$51,566	$(66,785)	nm

nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,222,173	$128,022	6.10%	$3,135,639	$119,541	7.69%
Preferred equity investments	203,987	11,555	11.39%	181,611	10,169	11.29%
Mezzanine / junior participation loans	177,219	8,208	9.31%	153,110	9,098	11.98%
Other	92,983	2,999	6.49%	12,234	226	3.73%
Core interest-earning assets	4,696,362	150,784	6.46%	3,482,594	139,034	8.05%
Cash equivalents	408,153	1,988	0.98%	355,817	2,919	1.65%
Total interest-earning assets	$5,104,515	$152,772	6.02%	$3,838,411	$141,953	7.46%

Structured Business interest-bearing liabilities:

CLO	$2,392,239	$32,438	2.73%	$1,666,731	$39,464	4.77%
Warehouse lines	994,085	18,737	3.79%	823,886	21,056	5.15%
Unsecured debt	804,862	23,993	5.99%	441,727	15,329	7.00%
Trust preferred	154,336	3,385	4.41%	154,336	4,303	5.62%
Debt fund	45,000	1,585	7.08%	70,000	2,821	8.13%
Total interest-bearing liabilities	$4,390,522	80,138	3.67%	$3,156,680	82,973	5.30%
Net interest income		$72,634			$58,980
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to increases of $10.8 million, or 8%, from our Structured Business and $7.3 million, or 64%, from our Agency Business. The increase from our Structured Business was primarily due to a 35% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, partially offset by a 20% decrease in the average yield on core interest-earning assets, largely due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR rate and default interest and fees on a loan that paid off during the second quarter of 2019. The increase from our Agency Business was primarily due to Private Label loan originations over the past several quarters resulting in an increase in the average loans held-for-sale balance prior to securitization in May 2020, partially offset by a decrease in the 10-year treasury note rate in 2020.

The increase in interest expense was due to an increase of $4.0 million, or 55%, from our Agency Business, partially offset by a decrease of $2.8 million, or 3%, from our Structured Business. The increase from our Agency Business was primarily due to a $436.0 million increase in the average debt balance used to finance the increase in the average loans held-for-sale balance, partially offset by a decrease in the average LIBOR rate. The decrease in our Structured Business was the result of a 31% decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and lower rates on recently issued debt, substantially offset by an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the recent issuance of additional unsecured debt.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 46% increase ($925.1 million) in loan sales volume, partially offset by a 9% decrease in the sales margin.

The increase in income from MSRs was primarily due to a 43% increase in the MSR rate from 1.53% to 2.20%, mainly due to an increase in the average servicing fee on loan commitments, along with a 15% increase in loan commitment volume.

Loss on Derivative Instruments, Net

The increase in loss on derivative instruments was primarily due to an increase of $53.4 million from our Agency Business, which was primarily due to losses recognized on our Swap Futures held in connection with our Private Label loans. See Note 12 for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase in commissions in our Agency Business as described above as well as increased headcount in both businesses associated with each business’s portfolio growth.

Impairment loss on real estate owned was $1.0 million in the six months ended June 30, 2019, which relates to an impairment charge taken on our hotel property in the second quarter of 2019. See Note 9.

The increases in our provision for loss sharing and provision for credit losses were primarily due to CECL reserves recorded in connection with the adoption of ASU 2016-13 in 2020. See Note 2 for details.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2020 was primarily due to losses recognized in connection with the unwind of both CLO VIII and the Debt Fund as well as the conversion of our 5.375% and 5.25% Convertible Notes.

Income from Equity Affiliates

Income from equity affiliates in the first half of 2020 and 2019 primarily reflects income from our investment in a residential mortgage banking business of $23.8 million and $3.5 million, respectively, and distributions from an equity investment totaling $1.1 million and $1.9 million, respectively.

Benefit from (Provision for) Income Taxes

In the six months ended June 30, 2020, we recorded a tax benefit of $2.3 million, which consisted of a deferred tax benefit of $9.0 million and a current tax provision of $6.7 million. In the six months ended June 30, 2019, we recorded a tax provision of $4.3 million, which consisted of a current tax provision of $7.6 million and a deferred tax benefit of $3.3 million.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 20,369,265 OP Units and 20,484,094 OP Units outstanding as of June 30, 2020 and 2019, respectively, which represented 15.4% and 17.9% of our outstanding stock at June 30, 2020 and 2019, respectively.

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

We had approximately $4.54 billion in total structured debt outstanding at June 30, 2020. Of this total, approximately $3.64 billion, or 80%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $906.2 million of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with and substantially all of which have maturity extension options. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms may be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $450 million in cash and available liquidity as well as other liquidity sources, including our $21.58 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $95 million a year in recurring cash flow.

At June 30, 2020, we had $138.2 million of securities financed with $57.0 million of debt that was subject to margin calls related to changes in interest spreads. During the six months ended June 30, 2020, we significantly reduced the UPB of this debt by $160.1 million through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020 and have further reduced this debt to currently approximately $42.0 million.

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

Cash Flows. Cash flows provided by operating activities totaled $533.7 million during the six months ended June 30, 2020 and consisted primarily of net cash inflows of $497.2 million as a result of loan sales exceeding loan originations in our Agency Business.

Cash flows used in investing activities totaled $727.9 million during the six months ended June 30, 2020. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.12 billion, net of payoffs and paydowns of $459.5 million, resulted in net cash outflows of $657.5 million. Cash outflows also included $37.9 million to purchase APL certificates.

Cash flows provided by financing activities totaled $162.7 million during the six months ended June 30, 2020 and consisted primarily of net proceeds of $385.1 million from CLO activity and $345.8 million received from the issuances of senior unsecured notes, partially offset by net cash outflows of $440.2 million from debt facility activities (facility paydowns were greater than funded loan originations), $70.0 million for the unwind of the Debt Fund and $43.1 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of June 30, 2020. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $4.4 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	June 30, 2020
				Maturity
Debt Instruments	Commitment (1)	UPB (2)	Available	Dates (3)
Structured Business
Credit facilities and repurchase agreements	$1,732,257	$906,188	$826,069	2020 - 2022
Collateralized loan obligations (4)	2,532,593	2,532,593	—	2020 - 2025
Senior unsecured notes	670,750	670,750	—	2023 - 2027
Convertible senior unsecured notes	278,490	278,490	—	2020 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	5,368,426	4,542,357	826,069

Agency Business
Credit facilities (4)	2,050,000	334,722	1,715,278	2020 - 2022
Consolidated total	$7,418,426	$4,877,079	$2,541,347
(1)	Includes temporary increases to committed amounts which have not expired as of June 30, 2020.
(2)	Excludes the impact of deferred financing costs.
(3)	See Note 14 for a breakdown of debt maturities by year.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10.

Contractual Obligations. During the six months ended June 30, 2020, the following significant changes were made to our contractual obligations disclosed in our 2019 Annual Report; (1) closed CLO XIII issuing $668.0 million of investment grade notes to third party investors; (2) unwound CLO VIII redeeming $282.9 million of outstanding notes; (3) unwound the Debt Fund and redeemed all of its outstanding notes; (4) issued a total of $345.8 million of senior unsecured notes; and (5) modified existing credit facilities.

See Note 10 for details and refer to Note 14 for a description of our debt maturities by year and unfunded commitments as of June 30, 2020.

Off-Balance Sheet Arrangements. At June 30, 2020, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2019 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2020, there were no material changes to these policies, except for the credit loss policy established in connection with the adoption of ASU 2016-13. See Note 2 for details.

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

We define core earnings as net income (loss) attributable to common stockholders (computed in accordance with GAAP) adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains and losses on derivative instruments primarily associated with Private Label loans that have not yet been sold and securitized, the tax impact on cumulative gains or losses on derivative instruments associated with Private Label loans that were sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax (benefit) provision, provisions for credit losses (including CECL) and the amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and one-time gains or losses on the early extinguishment of debt.

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

Core earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss) attributable to common stockholders	$44,091	$28,916	$(15,219)	$51,566
Adjustments:
Net income (loss) attributable to noncontrolling interest	8,110	6,598	(2,824)	12,066
Income from mortgage servicing rights	(32,417)	(18,709)	(54,351)	(32,941)
Deferred tax provision (benefit)	10,879	918	(9,025)	(3,250)
Amortization and write-offs of MSRs	15,542	16,914	33,283	33,654
Depreciation and amortization	2,906	2,853	5,863	5,717
Loss on extinguishment of debt	1,592	—	3,546	128
Provision for credit losses	15,109	368	91,028	822
(Gain) loss on derivative instruments, net	(7,371)	(742)	43,360	1,723
Stock-based compensation	1,915	1,502	5,432	5,258
Core earnings (1)	$60,356	$38,618	$101,093	$74,743
Diluted core earnings per share (1)	$0.46	$0.34	$0.77	$0.67
Diluted weighted average shares outstanding (1)	131,882,398	113,624,384	131,166,018	110,779,680
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2019. The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of 15 basis points and an increase of 25 basis points in LIBOR (in thousands). As a result of LIBOR rates being close to zero as of June 30, 2020, we have excluded the impact of a 25 basis point decrease in LIBOR.

	Assets (Liabilities)	15 Basis	15 Basis	25 Basis
	Subject to Interest	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase

Interest income from loans and investments	$4,972,138	$308	$(298)	$543
Interest expense from debt obligations	(4,542,357)	5,352	(5,352)	8,920
Total net interest income		$(5,044)	$5,054	$(8,377)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.

Based on our structured loans and investments and corresponding debt as of June 30, 2020, increases in LIBOR of 0.15% and 0.25% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of June 30, 2020, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We also receive interest on cash, restricted cash and escrow balances. While the interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates. Based on our balances as of June 30, 2020, a 25 basis point and a 50 basis point increase in rates would result in an increase in our annual interest received of $3.8 million and $7.5 million, respectively. Conversely, a 25 basis point and a 50 basis point decrease in rate would result in a decrease of our annual interest received by the same amounts.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our Swap Futures held at June 30, 2020 would have resulted in a gain of $0.7 million and $1.5 million, respectively, in the six months ended June 30, 2020, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $0.8 million and $1.5 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $10.9 million as of June 30, 2020, while a 100 basis point decrease would increase the fair value by $11.5 million.

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

Although we have modified some loans that have resulted in interest rate concessions, and may continue to do so during the COVID-19 pandemic, we are encouraged by conversations with our borrowers and their responses to the pandemic’s impacts on their properties. Our senior management team has over 30 years of industry experience with a track record of navigating and operating through all market cycles.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

More particularly, among the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are:

-    We may experience declines in the value of our assets, including our loan and securities portfolios

-    Declines in the value of our assets may result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets

-     In the current environment, forced sales of the securities and other assets that secure our repurchase and other financing arrangements may be on terms less favorable to us than might otherwise be available under more normal conditions, which could result in losses

-    Disruption in the financial markets may have an adverse effect on our ability to obtain financing on terms and conditions that are favorable to us, or our ability to obtain financing at all

-    Continued disruptions in the credit markets may negatively impact our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations

-    To the extent current conditions persist or worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

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

Among the possible impacts of this legislation and regulatory action are:

-    Over the near and intermediate term, the economic impacts of the pandemic may negatively impact the financial stability of our mortgage loan borrowers and the properties underlying the loans, due in part to the effects of mortgage loan forbearance and modification programs and suspensions of landlords' ability to enforce evictions

-    Weakness in the economy may result in us receiving fewer requests for new loans, which may adversely affect our results of operations

-    Under applicable Fannie Mae policies and guidelines, we are required to make principal and interest advances on the loans we service for Fannie Mae and are responsible for bearing the burden of funding these advances for extended periods of time before receiving reimbursement from Fannie Mae, which may adversely affect our liquidity and financial condition

-    If we are unable to find a financing source for these servicing advance obligations, or if we can obtain financing, but the cost and terms of any such financing are less advantageous that we have received in the past, that could have material adverse consequences on our liquidity and financial condition

-    There can be no assurance as to how, in the long term, these actions and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations, financial condition and cash flows may continue to be adversely affected, perhaps materially.

The COVID-19 pandemic may impact the health of our employee base, and in order to operate during the pandemic, we have implemented a work-from-home policy to protect our employees and have transitioned our employees to work remotely.

The possible adverse effects of the pandemic on our workforce are:

-       The COVID-19 pandemic may also adversely impact the continued availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel

-      Operationally, we initiated a work-from-home policy at the start of the pandemic and beginning in July 2020, started a phased-in approach to allow employees back into our offices; however; if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the adverse impact on our business could be material.

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

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. **

10.1	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2020, filed on July 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

In accordance with Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments with respect to long-term debt of the registrant have been omitted but will be furnished to the Securities and Exchange Commission upon request.

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

ARBOR REALTY TRUST, INC.

Date: July 31, 2020	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: July 31, 2020	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer