Form 10-Q
period 2020-09-30
ARBOR REALTY TRUST INC
filed 2020-10-30
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Issuer has 116,131,077 shares of common stock, $0.01 par value per share, outstanding at October 23, 2020.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally, and the real estate market specifically, in particular, due to the uncertainties created by the novel coronavirus (“COVID-19”) pandemic; the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and cash equivalents	$192,204	$299,687
Restricted cash	110,263	210,875
Loans and investments, net (allowance for credit losses: $146,745 and $71,069, respectively)	4,910,872	4,189,960
Loans held-for-sale, net	631,138	861,360
Capitalized mortgage servicing rights, net	335,235	286,420
Securities held-to-maturity, net (allowance for credit losses: $1,628 and $0, respectively)	118,260	88,699
Investments in equity affiliates	82,322	41,800
Real estate owned, net	2,894	13,220
Due from related party	23,814	10,651
Goodwill and other intangible assets	106,716	110,700
Other assets	175,500	125,788
Total assets	$6,689,218	$6,239,160

Liabilities and Equity:
Credit facilities and repurchase agreements	$1,449,940	$1,678,288
Collateralized loan obligations	2,516,032	2,130,121
Debt fund	—	68,629
Senior unsecured notes	662,289	319,799
Convertible senior unsecured notes, net	266,706	284,152
Junior subordinated notes to subsidiary trust issuing preferred securities	141,470	140,949
Due to related party	802	13,100
Due to borrowers	76,304	79,148
Allowance for loss-sharing obligations	71,160	34,648
Other liabilities	181,279	134,299
Total liabilities	5,365,982	4,883,133

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 17,632,371 and 20,369,265 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,472	89,501
Common stock, $0.01 par value: 500,000,000 shares authorized; 115,930,351 and 109,706,214 shares issued and outstanding, respectively	1,159	1,097
Additional paid-in capital	1,222,945	1,154,932
Accumulated deficit	(120,539)	(60,920)
Total Arbor Realty Trust, Inc. stockholders' equity	1,193,037	1,184,610
Noncontrolling interest	130,199	171,417
Total equity	1,323,236	1,356,027
Total liabilities and equity	$6,689,218	$6,239,160

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of September 30, 2020 and December 31, 2019, assets of our consolidated VIEs totaled $3,112,755 and $2,784,756, respectively, and the liabilities of our consolidated VIEs totaled $2,518,745 and $2,209,599, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$81,701	$80,509	$253,307	$233,957
Interest expense	37,888	48,064	129,172	138,213
Net interest income	43,813	32,445	124,135	95,744
Other revenue:
Gain on sales, including fee-based services, net	19,895	21,298	60,566	51,897
Mortgage servicing rights	42,357	29,911	96,708	62,852
Servicing revenue, net	13,348	13,790	40,156	39,954
Property operating income	1,033	2,237	3,976	8,187
Loss on derivative instruments, net	(753)	(5,003)	(58,852)	(6,726)
Other income, net	1,050	325	3,404	1,314
Total other revenue	76,930	62,558	145,958	157,478
Other expenses:
Employee compensation and benefits	32,962	32,861	101,652	93,647
Selling and administrative	9,356	10,882	29,013	31,122
Property operating expenses	1,300	2,563	4,778	7,649
Depreciation and amortization	1,922	1,841	5,830	5,663
Impairment loss on real estate owned	—	—	—	1,000
Provision for loss sharing (net of recoveries)	(2,227)	735	21,706	1,557
Provision for credit losses (net of recoveries)	(7,586)	—	59,510	—
Total other expenses	35,727	48,882	222,489	140,638
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	85,016	46,121	47,604	112,584
Loss on extinguishment of debt	—	—	(3,546)	(128)
Loss on sale of real estate	(1,868)	—	(1,868)	—
Income from equity affiliates	32,358	3,718	56,758	9,133
Provision for income taxes	(17,785)	(6,623)	(15,493)	(10,963)
Net income	97,721	43,216	83,455	110,626
Preferred stock dividends	1,888	1,888	5,665	5,665
Net income attributable to noncontrolling interest	13,836	7,363	11,012	19,429
Net income attributable to common stockholders	$81,997	$33,965	$66,778	$85,532

Basic earnings per common share	$0.72	$0.36	$0.60	$0.95
Diluted earnings per common share	$0.72	$0.35	$0.59	$0.93

Weighted average shares outstanding:
Basic	113,766,446	94,486,839	111,775,436	89,899,074
Diluted	133,997,087	117,468,044	132,401,315	113,033,968

Dividends declared per common share	$0.31	$0.29	$0.91	$0.84

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended September 30, 2020

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance – June 30, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776
Issuance of common stock	—	—	3,579,266	36	40,506	—	40,542	—	40,542
Stock-based compensation, net	—	—	139,624	1	(10)	—	(9)	—	(9)
Distributions - common stock	—	—	—	—	—	(35,371)	(35,371)	—	(35,371)
Distributions - preferred stock	—	—	—	—	—	(1,888)	(1,888)	—	(1,888)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,880)	(5,880)
Redemption of OP Units	(2,736,894)	(28)	—	—	—	—	(28)	(29,627)	(29,655)
Net income	—	—	—	—	—	83,885	83,885	13,836	97,721
Balance – September 30, 2020	21,343,871	$89,472	115,930,351	$1,159	$1,222,945	$(120,539)	$1,193,037	$130,199	$1,323,236

Nine Months Ended September 30, 2020

Balance - January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (Note 2)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	6,887,274	69	78,481	—	78,550	—	78,550
Repurchase of common stock	—	—	(1,625,777)	(16)	(12,745)	—	(12,761)	—	(12,761)
Issuance of common stock from convertible debt	—	—	363,013	3	90	—	93	—	93
Stock-based compensation, net	—	—	599,627	6	3,786	—	3,792	—	3,792
Distributions - common stock	—	—	—	—	—	(102,283)	(102,283)	—	(102,283)
Distributions - preferred stock	—	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(18,102)	(18,102)
Redemption of OP Units	(2,851,723)	(29)	—	—	(1,599)	—	(1,628)	(29,627)	(31,255)
Net income	—	—	—	—	—	72,443	72,443	11,012	83,455
Balance – Semptember 30, 2020	21,343,871	$89,472	115,930,351	$1,159	$1,222,945	$(120,539)	$1,193,037	$130,199	$1,323,236

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended September 30, 2019

							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - June 30, 2019	24,195,594	$89,501	94,225,567	$942	$998,897	$(72,321)	$1,017,019	$168,959	$1,185,978
Issuance of common stock	—	—	187,000	2	2,292	—	2,294	—	2,294
Issuance of common stock from convertible debt	—	—	3,563	—	—	—	—	—	—
Stock-based compensation, net	—	—	358,460	4	2,166	—	2,170	—	2,170
Distributions - common stock	—	—	—	—	—	(27,431)	(27,431)	—	(27,431)
Distributions - preferred stock	—	—	—	—	—	(1,891)	(1,891)	—	(1,891)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,940)	(5,940)
Net income	—	—	—	—	—	35,853	35,853	7,363	43,216
Balance – September 30, 2019	24,195,594	$89,501	94,774,590	$948	$1,003,355	$(65,790)	$1,028,014	$170,382	$1,198,396

Nine Months Ended September 30, 2019

Balance – January 1, 2019	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$895,238	$170,328	$1,065,566
Issuance of common stock	—	—	9,387,000	93	117,786	—	117,879	—	117,879
Repurchase of common stock	—	—	(920,000)	(9)	(11,565)	—	(11,574)	—	(11,574)
Issuance of common stock from convertible debt	—	—	214,029	2	2,505	—	2,507	—	2,507
Extinguishment of convertible senior unsecured notes	—	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Stock-based compensation, net	—	—	963,865	10	3,930	—	3,940	—	3,940
Forfeiture of unvested restricted stock	—	—	(18,120)	—	—	—	—	—	—
Issuance of common stock from special dividend	—	—	901,432	9	10,070	—	10,079	—	10,079
Issuance of OP Units and special voting preferred stock from special dividend	221,666	2	—	—	—	—	2	2,476	2,478
Distributions - common stock	—	—	—	—	—	(77,178)	(77,178)	—	(77,178)
Distributions - preferred stock	—	—	—	—	—	(5,676)	(5,676)	—	(5,676)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(17,242)	(17,242)
Redemption of OP Units	(391,156)	(3)	258,677	3	2,937	—	2,937	(4,609)	(1,672)
Net income	—	—	—	—	—	91,197	91,197	19,429	110,626
Balance – Semptember 30, 2019	24,195,594	$89,501	94,774,590	$948	$1,003,355	$(65,790)	$1,028,014	$170,382	$1,198,396

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$83,455	$110,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,830	5,663
Stock-based compensation	7,286	7,574
Amortization and accretion of interest and fees, net	3,172	3,113
Amortization of capitalized mortgage servicing rights	36,129	36,731
Originations of loans held-for-sale	(3,940,322)	(3,358,750)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,169,411	3,301,918
Payoffs and paydowns of loans held-for-sale	117	75
Loss on sale of real estate	1,868	—
Mortgage servicing rights	(96,708)	(62,852)
Write-off of capitalized mortgage servicing rights from payoffs	12,610	15,827
Impairment loss on real estate owned	—	1,000
Provision for loss sharing (net of recoveries)	21,706	1,557
Provision for credit losses (net of recoveries)	59,510	—
Net recoveries (charge-offs) for loss sharing obligations	399	(330)
Deferred tax benefit	(5,172)	(1,026)
Income from equity affiliates	(56,758)	(9,133)
Loss on extinguishment of debt	3,546	128
Changes in operating assets and liabilities	(2,378)	5,030
Net cash provided by operating activities	303,701	57,151

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,425,051)	(1,895,092)
Payoffs and paydowns of loans and investments	674,929	1,243,791
Deferred fees	10,338	16,806
Investments in real estate, net	(131)	(207)
Proceeds from sale of real estate, net	7,499	—
Contributions to equity affiliates	(98)	(9,140)
Purchase of securities held-to-maturity, net	(37,927)	(20,000)
Payoffs and paydowns of securities held-to-maturity	8,914	4,590
Due to borrowers and reserves	(50,168)	(23,276)
Net cash used in investing activities	(811,695)	(682,528)

Financing activities:
Proceeds from repurchase agreements and credit facilities	7,565,743	6,866,169
Paydowns and payoffs of repurchase agreements and credit facilities	(7,792,471)	(6,616,055)
Proceeds from issuance of collateralized loan obligations	668,000	533,000
Payoffs and paydowns of collateralized loan obligations	(282,874)	(250,250)
Payoffs of debt fund	(70,000)	—
Proceeds from issuance of common stock	78,550	117,879
Settlements of convertible senior unsecured notes	(22,145)	(3,149)
Proceeds from issuance of senior unsecured notes	345,750	90,000
Redemption of OP Units	(31,255)	(1,673)
Payments of withholding taxes on net settlement of vested stock	(3,494)	(3,634)
Repurchase of common stock	(12,761)	(11,574)
Distributions paid on common stock	(102,283)	(77,178)
Distributions paid on noncontrolling interest	(18,102)	(17,242)
Distributions paid on preferred stock	(5,673)	(5,676)
Payment of deferred financing costs	(17,086)	(10,578)
Net cash provided by financing activities	299,899	610,039
Net decrease in cash, cash equivalents and restricted cash	(208,095)	(15,338)
Cash, cash equivalents and restricted cash at beginning of period	510,562	340,669
Cash, cash equivalents and restricted cash at end of period	$302,467	$325,331

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2020	2019

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$299,687	$160,063
Restricted cash at beginning of period	210,875	180,606
Cash, cash equivalents and restricted cash at beginning of period	$510,562	$340,669

Cash and cash equivalents at end of period	$192,204	$135,285
Restricted cash at end of period	110,263	190,046
Cash, cash equivalents and restricted cash at end of period	$302,467	$325,331

Supplemental cash flow information:
Cash used to pay interest	$108,573	$121,972
Cash used to pay taxes	22,810	15,686

Supplemental schedule of non-cash investing and financing activities:
Cummulative-effect adjustment (Note 2)	$28,607	$—
Issuance of common stock from convertible debt	93	2,507
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159
Settlements of convertible senior unsecured notes	4,778	1,337
Fair value of conversion feature of convertible senior unsecured notes	185	1,175
Special dividend - common stock issued	—	10,079
Redemption of OP Units for common stock	—	2,939
Special dividend - special voting preferred stock and OP Units issued	—	2,478

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business, or "Structured Business," and our Agency Loan Origination and Servicing Business, or "Agency Business."

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We also invest in real estate-related joint ventures and may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD"). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs and during the third quarter of 2019, we began to originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans. We pool and securitize the Private Label loans and sell certain securities in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate.

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

September 30, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. During the nine months ended September 30, 2020, there has been a global outbreak of COVID-19, which has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 has had, and may continue to have, a prolonged adverse impact on economic and market conditions, which could lead to an extended period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The net gain/loss from changes in fair value of derivative instruments previously recorded to other income, net is now recorded to loss on derivative instruments, net. These reclassifications had no effect on the previously reported net income.

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which utilizes a current expected credit loss methodology (“CECL”) for the recognition of credit losses for our structured loans and investments, held-to-maturity debt securities and our loss-sharing obligations related to the Fannie Mae DUS program, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple existing impairment methods in GAAP and generally requires that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2020 are unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, we recorded a $28.6 million increase to accumulated deficit, which was net of a deferred tax asset of $3.6 million at January 1, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), which includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity. The guidance also simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20 and requires entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments.

	First quarter of 2022, with early adoption permitted beginning in the first quarter of 2021	We are currently evaluating the timing of our adoption and the impact this guidance may have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.

This ASU is effective as of March 12, 2020 through December 31, 2022

We have not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

September 30, 2020

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	September 30, 2020	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)

Bridge loans (4)	$4,648,098	91%	234	5.24%	15.5	0%	77%
Preferred equity investments	216,882	4%	12	7.03%	53.2	66%	89%
Mezzanine loans	171,148	4%	29	7.52%	45.2	31%	81%
Other (5)	60,759	1%	20	4.89%	79.9	0%	70%
	5,096,887	100%	295	5.39%	18.9	4%	78%
Allowance for credit losses	(146,745)
Unearned revenue	(39,270)
Loans and investments, net	$4,910,872

	December 31, 2019
Bridge loans (4)	$3,836,832	90%	217	5.77%	18.0	0%	75%
Preferred equity investments	181,058	4%	10	7.62%	68.8	69%	89%
Mezzanine loans	191,575	4%	24	9.70%	36.7	22%	73%
Other (5)	70,146	2%	21	2.88%	84.8	0%	70%
	4,279,611	100%	272	5.98%	22.1	4%	76%
Allowance for credit losses	(71,069)
Unearned revenue	(18,582)
Loans and investments, net	$4,189,960
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of September 30, 2020 and December 31, 2019, bridge loans included 9 and 11, respectively, single-family rental loans with an aggregate UPB of $150.8 million and $66.7 million, respectively, of which $53.7 million and $30.0 million, respectively, was funded.
(5)	As of September 30, 2020 and December 31, 2019, other included 20 and 12, respectively, single-family rental permanent loans with an aggregate UPB of $60.8 million and $41.6 million, respectively, and, at December 31, 2019, there were 9 purchased loans with an aggregate UPB of $28.6 million.

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2020, the UPB related to 22 loans with five different borrowers represented 13% of total assets. At December 31, 2019, the UPB related to 24 loans with five different borrowers represented 13% of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

total assets. During both the nine months ended September 30, 2020 and the year ended December 31, 2019, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of September 30, 2020 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2020	2019	2018	2017	2016	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$646,448	$354,257	$19,300	$47,100	$—	$853	$1,067,958
Pass/Watch	512,494	1,108,036	139,300	159,000	—	28,800	1,947,630
Special Mention	34,548	587,393	150,903	117,800	—	—	890,644
Substandard	—	42,100	66,546	34,200	8,250	—	151,096
Total Multifamily	$1,193,490	$2,091,786	$376,049	$358,100	$8,250	$29,653	$4,057,328	4%	77%
Land:						Percentage of portfolio	80%
Special Mention	$71,018	$19,523	$—	$19,975	$—	$—	$110,516
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$71,018	$19,523	$—	$19,975	$—	$127,928	$238,444	0%	92%
Healthcare:						Percentage of portfolio	5%
Pass	$—	$6,600	$10,000	$—	$—	$—	$16,600
Pass/Watch	—	—	—	41,650	—	—	41,650
Special Mention	—	65,819	51,500	—	—	—	117,319
Substandard	—	8,500	—	—	—	—	8,500
Doubtful	—	—	—	4,625	—	—	4,625
Total Healthcare	$—	$80,919	$61,500	$46,275	$—	$—	$188,694	0%	79%
Student Housing:						Percentage of portfolio	4%
Special Mention	$—	$44,500	$3,350	$—	$—	$—	$47,850
Substandard	23,500	—	13,000	67,250	—	—	103,750
Total Student Housing	$23,500	$44,500	$16,350	$67,250	$—	$—	$151,600	12%	79%
Hotel:						Percentage of portfolio	3%
Substandard	$60,000	$91,000	$—	$—	$—	$—	$151,000
Total Hotel	$60,000	$91,000	$—	$—	$—	$—	$151,000	0%	90%
Office:						Percentage of portfolio	3%
Pass	$—	$—	$5,000	$—	$—	$—	$5,000
Pass/Watch	35,410	—	—	—	—	—	35,410
Special Mention	—	—	42,799	43,151	—	9,681	95,631
Doubtful	—	—	—	—	—	880	880
Total Office	$35,410	$—	$47,799	$43,151	$—	$10,561	$136,921	3%	80%
Single-Family Rental:						Percentage of portfolio	3%
Pass	$29,804	$34,640	$—	$—	$—	$—	$64,444
Pass/Watch	1,611	38,061	—	—	—	—	39,672
Special Mention	10,351	—	—	—	—	—	10,351
Total Single-Family Rental	$41,766	$72,701	$—	$—	$—	$—	$114,467	0%	64%
Other:						Percentage of portfolio	1%
Pass	$—	$4,000	$—	$3,574	$—	$—	$7,574
Pass/Watch	—	—	9,000	10,006	—	—	19,006
Special Mention	—	—	26,600	—	—	—	26,600
Substandard	—	—	—	—	—	3,553	3,553
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$4,000	$35,600	$13,580	$—	$5,253	$58,433	7%	65%
						Percentage of portfolio	1%

Grand Total	$1,425,184	$2,404,429	$537,298	$548,331	$8,250	$173,395	$5,096,887	4%	78%

Geographic Concentration Risk

As of September 30, 2020, 16% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2019, 18% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2020
	Land	Multifamily	Retail	Office	Hotel	Student Housing	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$78,094	$34,606	$13,981	$8,532	$7,672	$4,110	$3,930	$1,886	$152,811
Provision for credit losses (net of recoveries)	(84)	103	(40)	(6,589)	(133)	675	(21)	23	(6,066)
Ending balance	$78,010	$34,709	$13,941	$1,943	$7,539	$4,785	$3,909	$1,909	$146,745

Three Months Ended September 30, 2019
Allowance for credit losses	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

	Nine Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	29	68	64	112	17,294
Provision for credit losses (net of recoveries)	10,064	18,387	13,606	156	7,510	4,717	3,845	97	58,382
Ending balance	$78,010	$34,709	$13,941	$1,943	$7,539	$4,785	$3,909	$1,909	$146,745

	Nine Months Ended September 30, 2019
Allowance for credit losses	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

The decrease in the provision for credit losses during the three months ended September 30, 2020 of $6.1 million was due to improved market conditions and expected future forecasts during the third quarter of 2020. The increase in the provision for credit losses during the nine months ended September 30, 2020 of $58.4 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $17.3 million, is primarily attributed to the significant adverse change in the economic outlook during the first half of 2020 due to the COVID-19 pandemic. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, during 2020 was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets we operate in will experience declines in economic conditions, increases in unemployment rates and other market driven factors largely the result of the COVID-19 pandemic that will likely impact loan delinquencies, modifications and potential risk of loss. For the periods beyond the reasonable and supportable forecast, we reverted to our historical loss rate, which was adjusted to address for factors that are not present in our existing portfolio. We also made adjustments for loans that are expected to extend based on available extension options and the timing of their maturities in relation to current economic conditions.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our CECL allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of September 30, 2020, we had outstanding unfunded commitments of $194.9 million that we are obligated to fund as borrowers meet certain requirements.

As of September 30, 2020, accrued interest receivable related to our loans totaling $38.1 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

All of our structured loans and investments are collateral dependent, and as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows (in thousands):

	September 30, 2020
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,378	$77,869	0%	98%
Hotel	110,000	89,216	7,500	0%	94%
Retail	30,154	28,774	13,926	11%	74%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,181	2,181	1,500	0%	73%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,875	$253,922	$106,340	0%	87%

	December 31, 2019
Land	$134,215	$126,800	$67,869	0%	97%
Office	2,226	2,226	1,500	0%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$138,141	$130,726	$71,069	1%	96%
(1)	Represents the UPB of ten and five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2020 and December 31, 2019, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of September 30, 2020 and December 31, 2019.

At September 30, 2020, eight loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $9.1 million, were classified as non-performing and, at December 31, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2020			December 31, 2019
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$36,500	$—	$36,500	$—	$—	$—
Multifamily	17,700	—	17,700	—	—	—
Healthcare	4,625	—	4,625	—	—	—
Retail	3,553	—	3,553	1,000	—	1,000
Commercial	1,700	—	1,700	1,700	—	1,700
Office	880	—	880	880	—	880
Total	$64,958	$—	$64,958	$3,580	$—	$3,580

In addition, we have six loans with a carrying value totaling $120.9 million at September 30, 2020, that are collateralized by a land development project. These loans were scheduled to mature in September 2020 and we are currently in negotiations with the borrower to extend the maturity. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $111.5 million entitle us to a weighted average accrual rate of interest of 7.86%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At September 30, 2020 and December 31, 2019, we had a cumulative allowance for credit losses of $71.4 million and $61.4 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both September 30, 2020 and December 31, 2019, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and nine months ended September 30, 2020 and 2019, interest income recognized on nonaccrual loans was de minimis.

In the fourth quarter of 2019, we purchased $50.0 million of a $110.0 million bridge loan, which is collateralized by a hotel property and scheduled to mature in December 2022. In the first quarter of 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraisal value of the property. In August 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The total discount received of $20.1 million was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property is greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid-off by March 2, 2021. The temporary reduction in the interest rate is deferred to payoff.

In August 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity date three years to December 2024. A portion of the foregoing interest equal to 2.00% will be deferred to payoff and will be waived if the loan is paid-off by December 31, 2022. The loan modification agreement also includes a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposits an additional reserve deposit of approximately $4.6 million by December 31, 2021. We have the ability to potentially recapture up to $8.0 million of the principal reduction to the extent that the property is sold or refinanced in excess of the debt.

These two loan modifications were deemed troubled debt restructurings. There were no loan modifications, refinancing's and/or extensions during 2019 that were considered troubled debt restructurings.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At September 30, 2020 and December 31, 2019, we had total interest reserves of $56.6 million and $37.0 million, respectively, on 152 loans and 131 loans, respectively, with an aggregate UPB of $2.99 billion and $2.43 billion, respectively.

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Fannie Mae	$392,343	$408,534
Freddie Mac	155,729	36,303
FHA	58,546	1,082
Private Label	11,302	401,207
	617,920	847,126
Fair value of future MSR	14,577	16,519
Unearned discount	(1,359)	(2,285)
Loans held-for-sale, net	$631,138	$861,360

During the three and nine months ended September 30, 2020, we sold $1.22 billion and $4.17 billion, respectively, of loans held-for-sale and recorded gain on sales of $19.2 million and $57.3 million, respectively. Included in the total loans sold in the second quarter of 2020 were Private Label loans totaling $727.2 million, which were sold to an unconsolidated affiliate of ours who pooled and securitized the loans in May 2020. We retained the most subordinate class of certificates in the securitization totaling $63.6 million in satisfaction of credit risk retention requirements (see Note 7 for details), and are the primary servicer of the mortgage loans.

During the three and nine months ended September 30, 2019, we sold $1.49 billion and $3.51 billion, respectively, of loans held-for-sale and recorded gain on sales of $20.1 million and $48.1 million, respectively. At September 30, 2020 and December 31, 2019, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 13% (representing a weighted average discount rate of 11%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.3 years and 8.0 years at September 30, 2020 and December 31, 2019, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$260,452	$52,836	$313,288	$221,901	$64,519	$286,420
Additions	37,403	—	37,403	97,554	—	97,554
Amortization	(8,811)	(3,605)	(12,416)	(24,425)	(11,704)	(36,129)
Write-downs and payoffs	(2,081)	(959)	(3,040)	(8,067)	(4,543)	(12,610)
Ending balance	$286,963	$48,272	$335,235	$286,963	$48,272	$335,235

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Beginning balance	$197,156	$79,492	$276,648	$176,686	$97,084	$273,770
Additions	25,945	—	25,945	62,477	—	62,477
Amortization	(7,084)	(5,041)	(12,125)	(20,229)	(16,502)	(36,731)
Write-downs and payoffs	(3,772)	(3,008)	(6,780)	(6,689)	(9,139)	(15,828)
Ending balance	$212,245	$71,443	$283,688	$212,245	$71,443	$283,688

We collected prepayment fees totaling $2.0 million and $10.1 million during the three and nine months ended September 30, 2020, respectively, and $5.3 million and $13.8 million during the three and nine months ended September 30, 2019, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of September 30, 2020 and December 31, 2019, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of September 30, 2020 is as follows (in thousands):

Year	Amortization
2020 (three months ending 12/31/2020)	$12,869
2021	49,613
2022	45,577
2023	41,522
2024	37,388
2025	34,236
Thereafter	114,030
Total	$335,235

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2020
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$16,462,041	73%	Texas	17%
Freddie Mac	4,687,197	21%	New York	9%
Private Label (2)	727,063	3%	North Carolina	9%
FHA	685,263	3%	California	8%
Total	$22,561,564	100%	Florida	7%
			Georgia	6%
			Other (3)	44%
			Total	100%

December 31, 2019
Fannie Mae	$14,832,844	74%	Texas	19%
Freddie Mac	4,534,714	23%	North Carolina	9%
FHA	691,519	3%	New York	9%
Total	$20,059,077	100%	California	9%
			Florida	6%
			Georgia	6%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents loans we service in connection with our Private Label securitization in May 2020 (see Note 4 for details).
(3)	No other individual state represented 4% or more of the total.

At September 30, 2020 and December 31, 2019, our weighted average servicing fee was 44.8 basis points and 43.8 basis points, respectively. At September 30, 2020 and December 31, 2019, we held total escrow balances of $1.15 billion and $947.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $784.4 million and $562.1 million at September 30, 2020 and December 31, 2019, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, and $4.7 million and $12.9 million during the three and nine months ended September  30, 2019, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of September 30, 2020, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.7 years. The weighted average effective interest rate was 10.68% and 10.85% at September 30, 2020 and December 31, 2019, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $12.8 million is estimated to mature within one year, $37.8 million is estimated to mature after one year through five years, $14.6 million is estimated to mature after five years through ten years and $15.8 million is estimated to mature after ten years.

Agency Private Label Certificates. In connection with our $727.2 million Private Label securitization in May 2020, we retained the most subordinate class of certificates with an initial face value of $63.6 million (the “APL certificates”). We purchased the APL certificates at a discount for $37.9 million, which are collateralized by a pool of 40 fixed rate 10-year mortgage loans secured by first mortgage leans on 49 multifamily properties, bear interest at an initial weighted average variable rate of 4.95% and have an estimated weighted average remaining maturity of 9.3 years. The weighted average effective interest rate was 10.15% at September 30, 2020 and the full $63.6 million is expected to mature after five years through ten years.

Structured Single-Family Rental Bonds (“SFR bonds”). As of September 30, 2020, we held $20.0 million initial face value of Class A2 securitized SFR bonds at par, which are collateralized by a pool of single-family rental properties. These securities have a three-year maturity, bear interest at a weighted average fixed interest rate of 4.58% and have an estimated weighted average remaining maturity of 0.4 years. Approximately $19.0 million is estimated to mature within one year and $1.0 million is estimated to mature after one year through five years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
September 30, 2020
B Piece bonds	$80,929	$60,662	$953	$61,615	$861
APL certificates	63,627	37,598	(2,012)	35,586	767
SFR bonds	20,000	20,000	(1,588)	18,412	—
Total	$164,556	$118,260	$(2,647)	$115,613	$1,628
December 31, 2019
B Piece bonds	$91,028	$68,699	$2,965	$71,664	$—
SFR bonds	20,000	20,000	74	20,074	—
Total	$111,028	$88,699	$3,039	$91,738	$—

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2020
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$2,079	$1,069	$3,148
Provision for credit loss expense	(1,312)	(208)	(1,520)
Ending balance	$767	$861	$1,628

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Nine Months Ended September 30, 2020
	APL Certificates	B Piece Bonds	Total

Beginning balance, prior to adoption of CECL	$—	$—	$—
Impact of adopting CECL - January 1, 2020	—	501	501
Provision for credit loss expense	767	360	1,127
Ending balance	$767	$861	$1,628

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of September 30, 2020, no other-than-temporary impairment was recorded on our held-to-maturity securities.

We recorded interest income (including the amortization of discount) related to these investments of $2.9 million and $6.9 million during the three and nine months ended September 30, 2020, respectively, and $2.3 million and $6.8 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, accrued interest receivable related to these bonds totaling $0.6 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	September 30, 2020	December 31, 2019	September 30, 2020
Arbor Residential Investor LLC	$67,783	$26,520	$—
AMAC Holdings III LLC	9,746	10,520	—
North Vermont Avenue	2,473	2,440	—
Lightstone Value Plus REIT L.P	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$82,322	$41,800	$1,687

Arbor Residential Investor LLC (“ARI”). During the three and nine months ended September 30, 2020, we recorded income of $32.3 million and $56.1 million, respectively, and during the three and nine months ended September 30, 2019, we recorded income of $2.6 million and $6.1 million, respectively, to income from equity affiliates in our consolidated statements of income. During the third quarter of 2020, we received a $15.0 million cash distribution from this equity investment, which was classified as a return on capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Summarized statements of income for our investment in ARI are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Statements of Income:
Total revenues	$1,050,946	$335,610
Total expenses	665,552	294,660
Net income	$385,394	$40,950

Lexford Portfolio. During the first quarter of 2020, we received distributions of $1.1 million and during the three and nine months ended September 30, 2019, we received distributions of $1.2 million and $3.0 million, respectively, from this equity investment, which was recognized as income. As a result of COVID-19, Lexford has temporarily suspended paying distributions to its equity holders.

See Note 18 for details of certain investments described above.

Note 9 — Real Estate Owned

A summary of our real estate assets is as follows (in thousands):

	September 30, 2020	December 31, 2019
	Office	Hotel	Office
	Building	Property	Building	Total
Land	$4,509	$3,294	$4,509	$7,803
Building and intangible assets	2,010	31,541	2,010	33,551
Less: Impairment loss	(2,500)	(14,307)	(2,500)	(16,807)
Less: Accumulated depreciation and amortization	(1,125)	(10,320)	(1,007)	(11,327)
Real estate owned, net	$2,894	$10,208	$3,012	$13,220

In September 2020, we sold our hotel property for $8.4 million and recorded a $1.9 million loss, which was included in loss on sale of real estate. In addition, we recorded a $2.5 million charge for a litigation settlement, which is included in selling and administrative expenses.

Our office building was fully occupied by a single tenant until April 2017 when the lease expired. The building is currently vacant.

At December 31, 2019, our hotel property had a restricted cash balance totaling $0.5 million due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

										September 30, 2020			December 31, 2019
										Debt	Collateral		Debt	Collateral
	Current	Extended								Carrying	Carrying	Wtd. Avg.	Carrying	Carrying	Wtd. Avg.
	Maturity	Maturity	Note Rate							Value (1)	Value	Note Rate	Value (1)	Value	Note Rate
Structured Business
$500 million joint repurchase facility (2)	Mar. 2022	N/A	L +	1.75%	to				3.50%	$315,181	$485,250	2.82%	$224,658	$339,378	4.06%
$400 million repurchase facility	June. 2021	Mar. 2023	L +	2.20%;				L floor	0.75%	180,642	254,068	2.99%	218,418	291,292	3.76%
$200 million repurchase facility	Sept. 2021	N/A	L +	2.40%	to	3.00	%;	L floor	0.25%	58,112	70,377	2.71%	40,530	48,086	4.22%
$149.6 million loan specific credit facilities	Nov. 2020 to May 2022	June 2021 to Dec. 2021	L +	2.20%	to	2.50	%;		3.50%	149,377	200,549	2.68%	133,528	190,716	4.14%
$100 million credit facility	July 2021	N/A	L+	2.30%	to	3.00	%;	L floor	0.50%	25,633	32,079	1.92%	4,570	7,000	3.56%
$100 million repurchase facility	Sept. 2021	N/A	L +	1.75%	to	2.50	%;	L floor	0.50%	50,309	66,486	1.92%	45,843	63,800	3.56%
$50 million credit facility	April 2021	April 2022	L +	2.00%						24,785	32,300	2.18%	14,933	17,650	3.81%
$50 million credit facility	Oct. 2022	Oct. 2023	L +	2.50%;		4.00%		all in floor rate		23,414	31,374	4.06%	12,191	16,499	4.32%
$25 million credit facility	June 2022	June 2023	L +	2.25%						10,894	17,022	2.43%	19,651	28,572	4.07%
$25 million working capital facility	Nov. 2020	N/A	L +	2.25%						—	—	—	—	—	—
$1.8 million master security agreements	Dec. 2022	N/A		2.97%	to				4.60%	1,815	—	4.14%	3,267	—	4.08%
Repurchase facilities - securities (3)	N/A	N/A	L +	2.25%	to				5.00%	42,226	—	4.72%	217,105	—	3.90%
Structured Business total										$882,388	$1,189,505	2.85%	$934,694	$1,002,993	3.94%

Agency Business
$750 million ASAP agreement	N/A	N/A	L +	1.05%;				L floor	0.35%	$163,851	$163,851	1.40%	$148,725	$148,725	2.81%
$600 million joint repurchase facility	Mar. 2021	Mar. 2022	L +	2.50%	to				2.75%	6,927	11,302	2.77%	299,824	300,446	3.26%
$300 million repurchase facility (4)	Oct. 2020	N/A	L +	1.15%						160,398	183,177	1.30%	187,698	187,742	2.91%
$150 million credit facility	Mar. 2021	N/A	L +	1.15%						54,586	77,676	1.30%	89,657	89,673	2.91%
$150 million credit facility	July 2021	N/A	L +	1.40%;				L floor	0.25%	117,413	117,537	1.65%	17,690	17,792	2.91%
$100 million credit facility	June 2021	N/A	L +	1.15%;				L floor	0.50%	64,377	64,377	1.65%	—	—	—
Agency Business total										$567,552	$617,920	2.98%	$743,594	$744,378	3.03%
Consolidated total										$1,449,940	$1,807,425	2.90%	$1,678,288	$1,747,371	3.54%
(1)	The debt carrying value for the Structured Business at September 30, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $3.5 million and $2.1 million, respectively. The debt carrying value for the Agency Business at September 30, 2020 and December 31, 2019 was net of unamortized deferred finance costs of $0.9 million and $0.2 million, respectively.
(2)	This facility includes a LIBOR floor equal to 75% of the LIBOR floors included in our originated loans.
(3)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of September 30, 2020 and December 31, 2019, these facilities were collateralized by our CLO bonds retained and consolidated by us with a principal balance of $275.7 million and $234.9 million, respectively, B Piece bonds held-to-maturity with a carrying value of $60.7 million and $68.7 million, respectively, and SFR bonds with a carrying value of $20.0 million at both September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020, we significantly reduced the UPB of these facilities by $175.0 million to $42.2 million through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020.
(4)	This facility was amended in October 2020 to increase the facility to $400.0 million, extend the maturity to October 2021 and increase the interest rate to LIBOR plus 150 basis points.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Structured Business

At September 30, 2020 and December 31, 2019, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 3.18% and 4.39%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% at both September 30, 2020 and December 31, 2019.

In September 2020, we amended our $200.0 million repurchase facility to extend the maturity date to September 2021 and increase the interest rate 60 basis points with a LIBOR floor of 25 basis points on new loans and on existing loans after February 2021.

In September 2020, we amended our $100.0 million repurchase facility to extend the maturity date to September 2021, remove the stated interest rate range of 175 basis points to 195 basis points over LIBOR to a loan specific rate to be determined on a loan-by-loan basis and added a LIBOR floor of 50 basis points.

In July 2020, we amended our $125.0 million credit facility decreasing the committed amount under the facility to $100.0 million and extended the maturity date to July 2021. Previously during 2020, we increased the committed amount under this facility from $75.0 million to $125.0 million, increased the interest rate range by 50 to 55 basis points and added a LIBOR floor of 50 basis points.

In June 2020, we entered into a $23.0 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a fixed rate of 3.50% and matures in September 2021.

In March 2020, we amended our $300.0 million repurchase agreement, increasing the committed amount to $400.0 million. In June 2020, we further amended this repurchase agreement extending the maturity date to June 2021 and increasing the interest rate by 25 basis points with a LIBOR floor of 75 basis points.

Agency Business

In the third quarter of 2020, we amended one of our $150.0 million credit facilities increasing the interest rate 25 basis points and adding a LIBOR floor of 25 basis points and extending the maturity date to July 2021. In addition, we added a $50.0 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program. The sublimit bears interest at a rate of 200 basis points over LIBOR, with a LIBOR floor of 25 basis points.

In September 2020, we amended our $50.0 million letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program to extend the maturity three years to September 2023.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
September 30, 2020	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XIII	$668,000	$663,506	1.58%	$764,080	$760,847	$21
CLO XII	534,193	530,361	1.67%	613,702	611,790	9,210
CLO XI	533,000	529,554	1.61%	632,441	630,452	414
CLO X	441,000	438,169	1.62%	520,153	518,537	32,276
CLO IX	356,400	354,442	1.53%	473,158	471,970	3,369
Total CLOs	$2,532,593	$2,516,032	1.61%	$3,003,534	$2,993,596	$45,290

December 31, 2019
CLO XII	$534,193	$529,448	3.30%	$596,366	$593,652	$17,800
CLO XI	533,000	528,690	3.25%	624,443	621,508	15,550
CLO X	441,000	437,391	3.26%	509,887	507,854	37,287
CLO IX	356,400	353,473	3.17%	407,696	406,463	47,230
CLO VIII	282,874	281,119	3.12%	359,186	357,914	544
Total CLOs	$2,147,467	$2,130,121	3.23%	$2,497,578	$2,487,391	$118,411
(1)	Debt carrying value is net of $16.6 million and $17.3 million of deferred financing fees at September 30, 2020 and December 31, 2019, respectively.
(2)	At September 30, 2020 and December 31, 2019, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.94% and 3.63%, respectively.
(3)	As of September 30, 2020, there was one loan with a UPB of $16.6 million deemed at risk of default or a “credit risk” as defined by the CLO indenture, which we repurchased from the respective CLOs in October 2020. As of December 31, 2019, there was no collateral deemed a credit risk.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $58.1 million and $58.6 million at September 30, 2020 and December 31, 2019, respectively.

CLO XIII. In March 2020, we completed CLO XIII, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date (all of which was subsequently utilized) which resulted in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO VIII. In March 2020, we completed the unwind of CLO VIII, redeeming $282.9 million of outstanding notes, which were repaid primarily from the refinancing of the remaining assets primarily within CLO XIII, as well as with cash held by CLO VIII, and expensed $1.5 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			September 30, 2020			December 31, 2019
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
8.00% Notes (3)	Apr. 2020	Apr. 2023	$70,750	$69,691	8.00%	$—	$—	—
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	271,873	4.50%	—	—	—
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	108,580	4.75%	110,000	108,370	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	88,655	5.75%	90,000	88,369	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	123,490	5.63%	125,000	123,060	5.63%
			$670,750	$662,289	5.29%	$325,000	$319,799	5.44%
(1)	At September 30, 2020 and December 31, 2019, the carrying value is net of deferred financing fees of $8.5 million and $5.2 million, respectively.
(2)	At September 30, 2020 and December 31, 2019, the aggregate weighted average note rate, including certain fees and costs, was 5.65% and 5.82%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the notes three months prior to or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

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

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible notes for a combination of $233.1 million in cash (which includes accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1 million. As of September 30, 2020, the 4.75% Convertible Notes had conversion rates of 56.2185 shares, common stock per $1,000 of principal, which represented a conversion price of $17.79 per share of common stock.

In 2018, we completed a similar exchange where we used the net proceeds from two separate private placements of our 5.25% convertible senior notes (the "5.25% Convertible Notes") to initially exchange portions of our 5.375% convertible senior notes (the "5.375% Convertible Notes") and 6.50% convertible senior notes (the "6.50% Convertible Notes").

At September 30, 2020, there were $0.5 million, $13.8 million and $0.2 million aggregate principal amount remaining of our 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes, respectively. The initial conversion rates of the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes were 86.9943 shares, 77.8331 shares and 107.7122 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share, $12.85 per share and $9.28 per share of common stock, respectively. At September 30, 2020, the 5.25% Convertible Notes issued on July 3, 2018, 5.25% Convertible Notes issued on July 20, 2018 and 5.375% Convertible Notes had conversion rates of 90.5672 shares, 81.0297 shares and 118.2123 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.04 per share, $12.34 per share and $8.46 per share of common stock, respectively. The 5.25% Convertible Notes and 5.375% Convertible Notes pay interest semiannually in arrears and have scheduled maturity dates in July 2021 and November 2020, respectively, unless earlier converted or repurchased by the holders pursuant to their terms.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 2.02 years and 2.67 years at September 30, 2020 and December 31, 2019, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
September 30, 2020	$278,490	$6,439	$5,345	$266,706	$9,962

December 31, 2019	$300,914	$9,235	$7,527	$284,152	$9,962

During the three months ended September 30, 2020, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the nine months ended September 30, 2020, we incurred interest expense on the notes totaling $14.8 million, of which $10.0 million, $2.5 million and $2.3 million related to the cash coupon, amortization of the debt discount and of the deferred

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

financing fees, respectively. During the three months ended September 30, 2019, we incurred total interest expense on the notes of $5.0 million, of which $3.5 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the nine months ended September 30, 2019, we incurred total interest expense on the notes of $15.1 million, of which $10.4 million, $2.5 million and $2.2 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% and 6.80% at September 30, 2020 and December 31, 2019, respectively.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $141.5 million and $140.9 million at September 30, 2020 and December 31, 2019, respectively, which is net of a deferred amount of $11.0 million and $11.4 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.9 million and $2.0 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 3.05% and 4.75% at September 30, 2020 and December 31, 2019, respectively. Including certain fees and costs, the weighted average note rate was 3.14% and 4.83% at September 30, 2020 and December 31, 2019, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2020.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of September 30, 2020, as well as on the most recent determination dates in October 2020. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in October 2020 are as follows:

Cash Flow Triggers	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
Overcollateralization (1)
Current	134.68%	126.98%	121.95%	118.87%	119.76%
Limit	133.68%	125.98%	120.95%	117.87%	118.76%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	522.55%	445.37%	403.28%	377.12%	371.60%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
October 2020	134.68%	126.98%	121.95%	118.87%	119.76%
July 2020	134.68%	126.98%	121.95%	118.87%	119.76%
April 2020	134.68%	126.98%	121.95%	118.87%	119.76%
January 2020	134.68%	126.98%	121.95%	118.87%	—
October 2019	134.68%	126.98%	121.95%	—	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$73,220	$34,417	$34,648	$34,298
Impact of adopting CECL - January 1, 2020	—	—	14,406	—
Provisions for loss sharing	(2,031)	1,326	22,538	3,880
Provisions reversal for loan repayments	(196)	(591)	(832)	(2,323)
Recoveries (charge-offs), net	167	373	400	(330)
Ending balance	$71,160	$35,525	$71,160	$35,525

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2020 and 2019, guarantee obligations of $33.2 million and $32.1 million, respectively, were included in the allowance for loss-sharing obligations.

In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The current expected loss related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. The increase in the provision for credit losses during the nine months ended September 30, 2020 of $22.5 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $14.4 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2020 and December 31, 2019, we had outstanding advances of $0.1 million and $0.5 million, respectively, which were netted against the allowance for loss-sharing obligations.

At September 30, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL was $38.0 million and represented 0.23% of the Fannie Mae servicing portfolio.

At September 30, 2020 and December 31, 2019, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.06 billion and $2.73 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of other income, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded a net loss of $0.9 million and a net gain of $3.3 million, respectively, from changes in the fair value of these derivatives in loss on derivative instruments, net and $42.4 million and $96.7 million, respectively, of income from MSRs. During the three and nine months ended September 30, 2019, we recorded a net loss of $4.7 million and $6.1 million, respectively, from changes in the fair value of these derivatives in loss on derivative instruments, net and $29.9 million and $62.9 million, respectively, of income from MSRs. See Note 13 for details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

During the three months ended September 30, 2020, we recorded realized losses of $0.2 million and unrealized gains of $0.4 million to our Structured Business and realized losses of $0.1 million and unrealized gains of $0.1 million to our Agency Business related to our Swap Futures. During the nine months ended September 30, 2020, we recorded realized losses of $3.0 million and unrealized losses of $0.1 million to our Structured Business and realized losses of $57.3 million and unrealized losses of $1.5 million to our Agency Business related to our Swap Futures. During the three and nine months ended September 30, 2019, we recorded realized losses of $0.4 million and $0.6 million, respectively, and unrealized gains of $0.1 million and unrealized losses of less than $0.1 million, respectively, to our Structured Business related to our Swap Futures. During both the three and nine months ended September 30, 2019, we recorded realized gains of $0.2 million and unrealized losses of $0.2 million to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of income.

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	September 30, 2020
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	14	$81,743	Other Assets/Other Liabilities	$2,160	$(110)
Forward Sale Commitments	79	688,361	Other Assets/Other Liabilities	1,387	(742)
Swap Futures	84	8,400		—	—
		$778,504		$3,547	$(852)

Structured Business
Swap Futures	345	$34,500		—	—

	December 31, 2019
Agency Business
Rate Lock Commitments	5	$37,657	Other Assets/Other Liabilities	$1,066	$(202)
Forward Sale Commitments	79	483,576	Other Assets/Other Liabilities	369	(2,895)
Swap Futures	3,274	327,400		—	—
		$848,633		$1,435	$(3,097)

Structured Business
Swap Futures	271	$27,100		—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2020			December 31, 2019
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$5,096,887	$4,910,872	$5,033,017	$4,279,611	$4,189,960	$4,228,071
Loans held-for-sale, net	617,920	631,138	641,616	847,126	861,360	876,975
Capitalized mortgage servicing rights, net	n/a	335,235	363,819	n/a	286,420	328,995
Securities held-to-maturity, net	164,556	118,260	115,613	111,028	88,699	91,738
Derivative financial instruments	394,432	3,547	3,547	173,532	1,435	1,435

Financial liabilities:
Credit and repurchase facilities	$1,454,419	$1,449,940	$1,451,759	$1,681,146	$1,678,288	$1,677,658
Collateralized loan obligations	2,532,593	2,516,032	2,478,949	2,147,467	2,130,121	2,147,944
Senior unsecured notes	670,750	662,289	650,235	325,000	319,799	331,225
Convertible senior unsecured notes, net	278,490	266,706	264,803	300,914	284,152	310,778
Junior subordinated notes	154,336	141,470	99,106	154,336	140,949	97,668
Derivative financial instruments	375,672	852	852	347,701	3,097	3,097
Debt fund	—	—	—	70,000	68,629	70,138

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

September 30, 2020

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of September 30, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$3,547	$3,547	$—	$1,387	$2,160

Financial liabilities:
Derivative financial instruments	$852	$852	$—	$852	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of September 30, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$147,583	$147,583	$—	$—	$147,583
(1)	We had an allowance for loan losses of $106.3 million relating to ten impaired loans with an aggregate carrying value, before loan loss reserves, of $253.9 million at September 30, 2020.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Quantitative information about Level 3 fair value measurements at September 30, 2020 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Hotel	$81,716	Discounted cash flows /	Discount rate	7.50%
		direct capitalization	Capitalization rate	5.00%
			Revenue growth rate	25.00%

Land	49,510	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

Retail	14,848	Discounted cash flows	Discount rate	10.21%
			Capitalization rate	9.25%
			Revenue growth rate	1.76%

Healthcare	828	Discounted cash flows	Capitalization rate	14.30%

Office	681	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	2,160	Discounted cash flows	W/A discount rate	12.75%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative assets and liabilities, net
Beginning balance	$549	$745	$1,066	$324
Settlements	(40,746)	(30,067)	(95,614)	(62,587)
Realized gains recorded in earnings	40,197	29,322	94,548	62,263
Unrealized gains recorded in earnings	2,160	589	2,160	589
Ending balance	$2,160	$589	$2,160	$589

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
September 30, 2020	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$81,743	$2,160	$(110)	$2,050
Forward sale commitments	688,361	—	110	110
Loans held-for-sale, net (1)	617,920	14,704	—	14,704
Total		$16,864	$—	$16,864
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of September 30, 2020 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$4,910,872	$5,033,017	$—	$—	$5,033,017
Loans held-for-sale, net	631,138	641,616	—	626,912	14,704
Capitalized mortgage servicing rights, net	335,235	363,819	—	—	363,819
Securities held-to-maturity, net	118,260	115,613	—	—	115,613

Financial liabilities:
Credit and repurchase facilities	$1,449,940	$1,451,759	$—	$567,552	$884,207
Collateralized loan obligations	2,516,032	2,478,949	—	—	2,478,949
Senior unsecured notes	662,289	650,235	650,235	—	—
Convertible senior unsecured notes, net	266,706	264,803	—	264,803	—
Junior subordinated notes	141,470	99,106	—	—	99,106

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

As of September 30, 2020, we were required to maintain at least $16.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of September 30, 2020, we met the restricted liquidity requirement with a $45.0 million letter of credit and $6.9 million of cash collateral.

As of September 30, 2020, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $39.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of September 30, 2020, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae or FHA, as such requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of September 30, 2020, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2020 (three months ending December 31, 2020)	$691,917	$1,327	$693,244
2021	710,547	4,861	715,408
2022	1,809,657	7,986	1,817,643
2023	938,641	7,754	946,395
2024	456,905	7,652	464,557
2025	18,334	7,696	26,030
Thereafter	464,587	34,041	498,628
Total	$5,090,588	$71,317	$5,161,905

During both the three months ended September 30, 2020 and 2019, we recorded lease expense of $1.5 million, and during the nine months ended September 30, 2020 and 2019, we recorded lease expense of $4.6 million and $4.5 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $194.9 million as of September 30, 2020 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The lawsuits all allege, as a factual basis and background, certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC ("ACM ") and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

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

The remaining counts in the sole remaining amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants.

We moved to dismiss the referenced remaining action in December 2013.

After supplemental briefing and multiple adjourned conferences, in August 2020, the Court issued a decision granting our motion to dismiss in part, dismissing 9 of the 17 counts. The Court permitted claims against director designees to proceed on theories of authorization of illegal dividends and breach of fiduciary duty. The Court permitted claims against the defendant entities, including our affiliated entities, to proceed on theories of constructive fraudulent transfer and fraudulent transfer under state and federal law. Moreover, the Court affirmatively dismissed four counts against the defendant entities to the extent they are based on distributions from certain so-called LIBOR Floor Certificates. According to the amended complaint, the total LIBOR Floor Certificate transfers were $74.0 million in value. As a result, with what remains of the amended complaint, total possible liability against the affiliated entities has correspondingly fallen, whereas total possible liability against the director designees remains at approximately $139.0 million.

The parties have stipulated to a schedule for discovery and we intend to vigorously defend against the remaining claims.

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

September 30, 2020

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

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Restricted cash	$103,411	$208,467
Loans and investments, net	2,993,596	2,557,909
Other assets	15,748	18,380
Total assets	$3,112,755	$2,784,756

Liabilities:
Collateralized loan obligations	$2,516,032	$2,130,121
Debt fund	—	68,629
Other liabilities	2,713	10,849
Total liabilities	$2,518,745	$2,209,599

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 32 VIEs in which we have a variable interest as of September 30, 2020 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2020 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$481,422
B Piece and SFR bonds	81,523
APL certificates	38,365
Equity investments	12,219
Agency interest only strips	2,084
Total	$615,613
(1)	Represents the carrying amount of loans and investments before reserves. At September 30, 2020, $218.8 million of loans to VIEs had corresponding specific loan loss reserves of $86.9 million. The maximum loss exposure as of September 30, 2020 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.88 billion at September 30, 2020.

Note 16 — Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock. In August 2020, we filed a shelf registration statement as a "well-known seasoned issuer" as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The shelf registration statement was declared effective upon filing.

In August 2020, we amended the equity distribution agreement with JMP Securities LLC (“JMP”). In accordance with the terms of the amendment, we may offer and sell up to 10,000,000 shares of our common stock in “At-The-Market” equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the nine months ended September 30, 2020, we sold 6,887,274 shares for net proceeds of $78.5 million. We used a portion of the net proceeds to redeem 2,736,894 operating partnership units ("OP Units") for cash totaling $29.7 million. As of September 30, 2020, we had approximately 7,300,000 shares available under the amended agreement.

In March 2020, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. As of September 30, 2020, we repurchased 993,106 shares of our common stock under this program at a total cost of $3.9 million and an average cost of $3.98 per share.

During the nine months ended September 30, 2020, we issued 321,412 and 41,601 shares in connection with the settlements of our 5.25% and 5.375% Convertible Notes, respectively. In February 2020, we also used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the "Acquisition"). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. As noted above, during the third quarter of 2020, we redeemed 2,736,894 OP Units for

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

cash and there were 17,632,371 OP Units outstanding at September 30, 2020, which represented 13.2% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2020 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
July 29, 2020	$0.31	July 29, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on July 29, 2020 was for June 1, 2020 through August 31, 2020, the dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020 and the dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock – On October 28, 2020, the Board of Directors declared a cash dividend of $0.32 per share of common stock. The dividend is payable on November 30, 2020 to common stockholders of record as of the close of business on November 16, 2020.

Preferred Stock – On October 28, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from September 1, 2020 through November 30, 2020 and are payable on November 30, 2020 to preferred stockholders of record on November 15, 2020.

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

In the first quarter of 2020, we issued 45,928 shares of restricted common stock to our chief executive officer under his 2017 annual incentive agreement with a grant date fair value of $0.5 million. One quarter of the shares vested as of the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. Our chief executive officer was also granted up to 275,569 performance-based restricted stock units with a grant date fair value of $0.1 million that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. During the first quarter of 2020, 421,348 shares of performance-based restricted stock units previously granted fully vested and were net settled for 215,014 common shares. During the third quarter of 2020, our chief executive officer was granted 313,152 shares of performance-based restricted stock with a grant date fair value of $3.0 million as a result of achieving goals related to the integration of the Acquisition, which vests in full three years after the grant date. In addition, 357,569 shares of performance-based restricted stock granted in 2017 vested in the third quarter of 2020, which were net settled for 182,467 common shares.

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

September 30, 2020

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$81,997	$81,997	$33,965	$33,965
Net income attributable to noncontrolling interest (2)	—	13,836	—	7,363
Net income attributable to common stockholders and noncontrolling interest	$81,997	$95,833	$33,965	$41,328
Weighted average shares outstanding	113,766,446	113,766,446	94,486,839	94,486,839
Dilutive effect of OP Units (2)	—	19,196,660	—	20,484,094
Dilutive effect of restricted stock units (3)	—	1,029,668	—	1,427,329
Dilutive effect of convertible notes (4)	—	4,313	—	1,069,782
Weighted average shares outstanding	113,766,446	133,997,087	94,486,839	117,468,044
Net income per common share (1)	$0.72	$0.72	$0.36	$0.35

	Nine Months Ended September 30,
	2020		2019
Net income attributable to common stockholders (1)	$66,778	$66,778	$85,532	$85,532
Net income attributable to noncontrolling interest (2)	—	11,012	—	19,429
Net income attributable to common stockholders and noncontrolling interest	$66,778	$77,790	$85,532	$104,961
Weighted average shares outstanding	111,775,436	111,775,436	89,899,074	89,899,074
Dilutive effect of OP Units (2)	—	19,993,983	—	20,508,205
Dilutive effect of restricted stock units (3)	—	600,648	—	1,405,776
Dilutive effect of convertible notes (4)	—	31,248	—	1,220,913
Weighted average shares outstanding	111,775,436	132,401,315	89,899,074	113,033,968
Net income per common share (1)	$0.60	$0.59	$0.95	$0.93
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

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

September 30, 2020

The Agency Business is operated through our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

In the three and nine months ended September 30, 2020, we recorded a tax provision of $17.8 million and $15.5 million, respectively. In the three and nine months ended September 30, 2019, we recorded a tax provision of $6.6 million and $11.0 million, respectively. The tax provision recorded in the three months ended September 30, 2020 consisted of a current tax provision of $13.9 million and a deferred tax provision of $3.9 million. The tax provision recorded in the nine months ended September 30, 2020 consisted of a current tax provision of $20.7 million and a deferred tax benefit of $5.2 million. The tax provision recorded in the three months ended September 30, 2019 consisted of a current tax provision of $4.4 million and a deferred tax provision of $2.2 million. The tax provision recorded in the nine months ended September 30, 2019 consisted of a current tax provision of $12.0 million and a deferred tax benefit of $1.0 million.

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

Note 18 — Agreements and Transactions with Related Parties

Shared Services Agreement.We have a shared services agreement with ACM where we provide limited support services to ACM and they reimburse us for the costs of performing such services. During the three and nine months ended September 30, 2020, we incurred $0.6 million and $1.8 million, respectively, and, during the three and nine months ended September 30, 2019, we incurred $0.6 million and $2.1 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $23.8 million and $10.7 million at September 30, 2020 and December 31, 2019, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $0.1 million and $13.1 million at September 30, 2020 and December 31, 2019, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

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

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In October 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the nine months ended September 30, 2020, we reimbursed the aircraft owner $0.4 million for the flights chartered by our executives pursuant the agreement.

In the first quarter of 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC Holdings III LLC ("AMAC III"), a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $10.9 million was funded as of September 30, 2020) for an 18% interest in AMAC III. We recorded a loss of less than $0.1 million and $0.6 million in the three and nine months ended September 30, 2020, respectively, related to this investment. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

bridge loan was refinanced with a $35.3 million bridge loan, which bears interest at a rate of 350 basis points over LIBOR and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from our bridge and Private Label loans totaled $1.6 million for the nine months ended September 30, 2020.

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

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In January 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan totaled $1.4 million for the nine months ended September 30, 2020 and $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owned a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan had a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan totaled $0.1 million for the nine months ended September 30, 2020 and $0.4 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30,2019, respectively.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and matures in January 2021. Interest income recorded from this loan totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

scheduled to mature in June 2020. In October 2019, the borrower repaid this loan in full. Interest income recorded from this loan totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in November 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2020. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment had a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan to the properties. The Private Label loan bears interest at a fixed rate of 3.10% and the mezzanine loan bears interest at a fixed rate of 9.00% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million for the nine months ended September 30, 2020 and $0.6 million for the nine months ended September 30, 2019.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. We recorded income from these investments of $32.3 million and $56.1 million in the three and nine months ended September 30, 2020, respectively, and $2.6 million and $6.1 million in the three and nine months ended September 30, 2019, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. The final payment was made under this settlement in January 2020 and we have no additional exposure.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million. In March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million for the nine months ended September 30, 2020 and $1.1 million and $9.1 million for the three and nine months ended September 30, 2019, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million during the nine months ended September 30, 2020 and $1.2 million and $0.7 million during the three and nine months ended September 30, 2019, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited ("bad boy") guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2020, this debt had an aggregate outstanding balance of $613.9 million and is scheduled to mature between 2020 and 2029.

Several of our executives, including our chief financial officer, general counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At September 30, 2020, ACM holds 3,898,554 shares of our common stock and 11,932,207 OP Units, which represents 11.9% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

	Three Months Ended September 30, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$75,471	$6,230	$—	$81,701
Interest expense	35,252	2,636	—	37,888
Net interest income	40,219	3,594	—	43,813
Other revenue:
Gain on sales, including fee-based services, net	—	19,895	—	19,895
Mortgage servicing rights	—	42,357	—	42,357
Servicing revenue	—	25,764	—	25,764
Amortization of MSRs	—	(12,416)	—	(12,416)
Property operating income	1,033	—	—	1,033
Gain (loss) on derivative instruments, net	118	(871)	—	(753)
Other income, net	1,050	—	—	1,050
Total other revenue	2,201	74,729	—	76,930
Other expenses:
Employee compensation and benefits	8,873	24,089	—	32,962
Selling and administrative	4,665	4,691	—	9,356
Property operating expenses	1,300	—	—	1,300
Depreciation and amortization	598	1,324	—	1,922
Provision for loss sharing (net of recoveries)	—	(2,227)	—	(2,227)
Provision for credit losses (net of recoveries)	(6,065)	(1,521)	—	(7,586)
Total other expenses	9,371	26,356	—	35,727
Income before sale of real estate, income from equity affiliates and income taxes	33,049	51,967	—	85,016
Loss on sale of real estate	(1,868)	—	—	(1,868)
Income from equity affiliates	32,358	—	—	32,358
Provision for income taxes	(6,494)	(11,291)	—	(17,785)
Net income	57,045	40,676	—	97,721
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	13,836	13,836
Net income attributable to common stockholders	$55,157	$40,676	$(13,836)	$81,997

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Three Months Ended September 30, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$73,829	$6,680	$—	$80,509
Interest expense	43,209	4,855	—	48,064
Net interest income	30,620	1,825	—	32,445
Other revenue:
Gain on sales, including fee-based services, net	—	21,298	—	21,298
Mortgage servicing rights	—	29,911	—	29,911
Servicing revenue	—	25,916	—	25,916
Amortization of MSRs	—	(12,126)	—	(12,126)
Property operating income	2,237	—	—	2,237
Loss on derivative instruments, net	(308)	(4,695)	—	(5,003)
Other income, net	325	—	—	325
Total other revenue	2,254	60,304	—	62,558
Other expenses:
Employee compensation and benefits	7,769	25,092	—	32,861
Selling and administrative	5,352	5,530	—	10,882
Property operating expenses	2,563	—	—	2,563
Depreciation and amortization	503	1,338	—	1,841
Provision for loss sharing (net of recoveries)	—	735	—	735
Total other expenses	16,187	32,695	—	48,882
Income before income from equity affiliates and income taxes	16,687	29,434	—	46,121
Income from equity affiliates	3,718	—	—	3,718
Provision for income taxes	—	(6,623)	—	(6,623)
Net income	20,405	22,811	—	43,216
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	7,363	7,363
Net income attributable to common stockholders	$18,517	$22,811	$(7,363)	$33,965

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Nine Months Ended September 30, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$228,243	$25,064	$—	$253,307
Interest expense	115,390	13,782	—	129,172
Net interest income	112,853	11,282	—	124,135
Other revenue:
Gain on sales, including fee-based services, net	—	60,566	—	60,566
Mortgage servicing rights	—	96,708	—	96,708
Servicing revenue	—	76,285	—	76,285
Amortization of MSRs	—	(36,129)	—	(36,129)
Property operating income	3,976	—	—	3,976
Loss on derivative instruments, net	(3,176)	(55,676)	—	(58,852)
Other income, net	3,347	57	—	3,404
Total other revenue	4,147	141,811	—	145,958
Other expenses:
Employee compensation and benefits	28,880	72,772	—	101,652
Selling and administrative	12,647	16,366	—	29,013
Property operating expenses	4,778	—	—	4,778
Depreciation and amortization	1,845	3,985	—	5,830
Provision for loss sharing (net of recoveries)	—	21,706	—	21,706
Provision for credit losses (net of recoveries)	58,383	1,127	—	59,510
Total other expenses	106,533	115,956	—	222,489
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	10,467	37,137	—	47,604
Loss on extinguishment of debt	(3,546)	—	—	(3,546)
Loss on sale of real estate	(1,868)	—	—	(1,868)
Income from equity affiliates	56,758	—	—	56,758
Provision for income taxes	(9,337)	(6,156)	—	(15,493)
Net income	52,474	30,981	—	83,455
Preferred stock dividends	5,665	—	—	5,665
Net income attributable to noncontrolling interest	—	—	11,012	11,012
Net income attributable to common stockholders	$46,809	$30,981	$(11,012)	$66,778

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Nine Months Ended September 30, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$215,782	$18,175	$—	$233,957
Interest expense	126,182	12,031	—	138,213
Net interest income	89,600	6,144	—	95,744
Other revenue:
Gain on sales, including fee-based services, net	—	51,897	—	51,897
Mortgage servicing rights	—	62,852	—	62,852
Servicing revenue	—	76,685	—	76,685
Amortization of MSRs	—	(36,731)	—	(36,731)
Property operating income	8,187	—	—	8,187
Loss on derivative instruments, net	(668)	(6,058)	—	(6,726)
Other income, net	1,314	—	—	1,314
Total other revenue	8,833	148,645	—	157,478
Other expenses:
Employee compensation and benefits	23,048	70,599	—	93,647
Selling and administrative	15,101	16,021	—	31,122
Property operating expenses	7,649	—	—	7,649
Depreciation and amortization	1,524	4,139	—	5,663
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	1,557	—	1,557
Total other expenses	48,322	92,316	—	140,638
Income before extinguishment of debt, income from equity affiliates and income taxes	50,111	62,473	—	112,584
Loss on extinguishment of debt	(128)	—	—	(128)
Income from equity affiliates	9,133	—	—	9,133
Provision for income taxes	—	(10,963)	—	(10,963)
Net income	59,116	51,510	—	110,626
Preferred stock dividends	5,665	—	—	5,665
Net income attributable to noncontrolling interest	—	—	19,429	19,429
Net income attributable to common stockholders	$53,451	$51,510	$(19,429)	$85,532
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	September 30, 2020
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$103,655	$88,549	$192,204
Restricted cash	103,412	6,851	110,263
Loans and investments, net	4,910,872	—	4,910,872
Loans held-for-sale, net	—	631,138	631,138
Capitalized mortgage servicing rights, net	—	335,235	335,235
Securities held-to-maturity, net	20,000	98,260	118,260
Investments in equity affiliates	82,322	—	82,322
Goodwill and other intangible assets	12,500	94,216	106,716
Other assets	154,509	47,699	202,208
Total assets	$5,387,270	$1,301,948	$6,689,218

Liabilities:
Debt obligations	$4,468,886	$567,551	$5,036,437
Allowance for loss-sharing obligations	—	71,160	71,160
Other liabilities	194,289	64,096	258,385
Total liabilities	$4,663,175	$702,807	$5,365,982

	December 31, 2019
Assets:
Cash and cash equivalents	$264,468	$35,219	$299,687
Restricted cash	208,926	1,949	210,875
Loans and investments, net	4,189,960	—	4,189,960
Loans held-for-sale, net	—	861,360	861,360
Capitalized mortgage servicing rights, net	—	286,420	286,420
Securities held-to-maturity, net	20,000	68,699	88,699
Investments in equity affiliates	41,800	—	41,800
Goodwill and other intangible assets	12,500	98,200	110,700
Other assets	118,175	31,484	149,659
Total assets	$4,855,829	$1,383,331	$6,239,160

Liabilities:
Debt obligations	$3,878,343	$743,595	$4,621,938
Allowance for loss-sharing obligations	—	34,648	34,648
Other liabilities	171,004	55,543	226,547
Total liabilities	$4,049,347	$833,786	$4,883,133

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination Data:
Structured Business
New loan originations (1)	$291,758	$541,474	$1,448,468	$1,971,872
Loan payoffs / paydowns	206,028	456,847	640,494	1,239,449

(1) We committed to fund two SFR build-to-rent bridge loans totaling $75.3 million in the third quarter of 2020.

Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,117,679	$1,097,095	$2,839,833	$2,581,958
Freddie Mac	252,014	203,981	587,445	631,324
FHA	100,345	—	193,821	44,668
Private Label	5,840	80,740	337,307	80,740
CMBS/Conduit	—	34,000	—	211,325
Total	$1,475,878	$1,415,816	$3,958,406	$3,550,015
Total loan commitment volume	$1,528,551	$1,477,436	$4,002,492	$3,626,528

Loan Sales Data:
Agency Business
Fannie Mae	$1,038,053	$1,141,780	$2,856,020	$2,556,781
Private Label	—	—	727,154	—
Freddie Mac	116,628	262,735	468,019	663,053
FHA	64,781	49,915	118,218	82,085
CMBS/Conduit	—	34,000	—	211,324
Total	$1,219,462	$1,488,430	$4,169,411	$3,513,243
Sales margin (fee-based services as a % of loan sales)	1.63%	1.43%	1.45%	1.48%
MSR rate (MSR income as a % of loan commitments)	2.77%	2.02%	2.42%	1.73%

	September 30, 2020
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$16,462,041	51.6	8.4
Freddie Mac	4,687,197	28.8	10.4
Private Label	727,063	20.0	9.4
FHA	685,263	17.1	20.4
Total	$22,561,564	44.8	9.2

	December 31, 2019
Fannie Mae	$14,832,844	49.3	7.8
Freddie Mac	4,534,714	30.0	10.6
FHA	691,519	15.4	18.7
Total	$20,059,077	43.8	8.8

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  We also invest in real estate-related joint ventures and may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

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

COVID-19 Impact. The global outbreak of COVID-19 that began in early 2020, has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect the effects of the COVID-19 pandemic to negatively impact our financial performance and operating results for the remainder of 2020.

Significant Developments During the Third Quarter of 2020

Capital Markets Activity.

●	We filed a shelf registration statement as a "well-known seasoned issuer," which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The shelf registration statement was declared effective upon filing; and
●	We amended the equity distribution agreement with JMP under which we may offer and sell up to 10,000,000 common shares in "At-The-Market" equity offerings. We sold 3,579,266 shares under this agreement and received net proceeds of $40.5 million, which a portion of the proceeds was used to redeem 2,736,894 OP Units totaling $29.7 million.

Agency Business Activity. Loan originations and sales totaled $1.48 billion and $1.22 billion, respectively, and our fee-based servicing portfolio grew 5% to $22.56 billion.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 3% to $5.10 billion on loan originations totaling $291.8 million, partially offset by loan runoff of $206.0 million;
●	We recorded income of $32.3 million and received a $15.0 million cash distribution from our residential mortgage business joint venture; and
●	We sold our hotel property and recognized a $1.9 million loss. We also recorded a $2.5 million charge for a litigation settlement, which is included in selling and administrative expenses.

Dividend. We raised our quarterly common dividend to $0.32 per share, our second quarterly increase, reflecting a 7% year-to-date increase, which is payable on November 30, 2020 to common stockholders of record as of the close of business on November 16, 2020

Current Market Conditions, Risks and Recent Trends

As discussed throughout this quarterly report on Form 10-Q, the COVID-19 pandemic has impacted the global economy in an unprecedented way, swiftly halting activity across many industries, and causing significant disruption and liquidity constraints in many market segments, including the financial services, real estate and credit markets. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic remain unclear. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. Adverse economic conditions have and may continue to result in declining real estate values, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The pandemic has caused a dislocation in the capital markets resulting in a significant reduction of available liquidity. Many commercial mortgage REITs are suffering from the reduced available liquidity as access to capital is critical to grow their business. Despite this reduction in liquidity, during the second and third quarters of 2020 we raised $130.5 million through two private placement debt offerings and sales of our common stock through our “At-The-Market” equity offering sales agreements.

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

In our Agency Business, we have received requests for forbearances related to approximately 0.3% of our $16.46 billion Fannie Mae DUS portfolio and approximately 5.9% of our $4.69 billion Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress in the fourth quarter.

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

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2020 to December 31, 2019:

Our Structured loan and investment portfolio balance was $5.10 billion and $4.29 billion at September 30, 2020 and December 31, 2019, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $808.0 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.39% and 5.98% at September 30, 2020 and December 31, 2019, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.93% and 6.68% at September 30, 2020 and December 31, 2019, respectively. Advances on our financing facilities totaled $4.52 billion and $3.93 billion at September 30, 2020 and December 31, 2019, respectively, with a weighted average funding cost of 2.66% and 3.82%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 3.09% and 4.35% at September 30, 2020 and December 31, 2019, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Loans originated (1)	$291,758	$1,448,468
Number of loans	13	80
Weighted average interest rate	5.51%	5.69%

(1) We committed to fund two SFR build-to-rent bridge loans totaling $75.3 million in the third quarter of 2020.

Loan paid-off / paid-down	$206,028	$640,494
Number of loans	15	56
Weighted average interest rate	5.92%	6.69%

Loans extended	$197,488	$686,401
Number of loans	15	40

Loans held-for-sale from the Agency Business decreased $230.2 million, primarily related to loan sales exceeding originations by $211.0 million as noted in the following table (in thousands). Loan sales includes $727.2 million of Private Label loans which were sold in connection with our first Private Label multifamily mortgage loan securitization in the second quarter of 2020. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$1,117,679	$1,038,053	$2,839,833	$2,856,020
Freddie Mac	252,014	116,628	587,445	468,019
FHA	100,345	64,781	193,821	118,218
Private Label	5,840	—	337,307	727,154
Total	$1,475,878	$1,219,462	$3,958,406	$4,169,411

Capitalized mortgage servicing rights increased $48.8 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At September 30, 2020, the weighted average estimated life remaining of our MSRs was 8.3 years.

Securities held-to-maturity increased $29.6 million, primarily due to the purchase, at a discount, of APL certificates in connection with our Private Label securitization totaling $37.9 million, partially offset by principal payments received from underlying loan payoffs in our Freddie Mac SBL B Piece bonds.

Investments in equity affiliates increased $40.5 million, primarily due to income from our investment in a residential mortgage banking business of $56.1 million, partially offset by a $15.0 million cash distribution received from the same investment.

Real estate owned decreased $10.3 million as a result of the sale of our hotel property in the third quarter of 2020.

Due from related party increased $13.2 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period. These amounts were remitted to us in October 2020.

Other assets increased $49.7 million, primarily due to an increase in our operating lease right-of-use assets as a result of an office lease extension.

Liabilities – Comparison of balances at September 30, 2020 to December 31, 2019:

Credit facilities and repurchase agreements decreased $228.3 million, primarily due to loan sales exceeding originations by $211.0 million in our Agency Business, as described above.

Collateralized loan obligations increased $385.9 million, primarily due to the issuance of a new CLO, where we issued $668.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $282.9 million.

In April 2020, we completed the unwind of our $70.0 million Debt Fund.

Senior unsecured notes increased $342.5 million, primarily due to our issuances of $275.0 million of 4.50% notes and $70.8 million of 8.00% notes.

Convertible senior unsecured notes decreased $17.4 million, primarily due to partial redemption of our 5.25% Convertible Notes.

Allowance for loss-sharing obligations increased $36.5 million, primarily due to the adoption of CECL in the first quarter of 2020. See Note 2 for details.

Other liabilities increased $47.0 million, primarily due to an increase in our operating lease liabilities as a result of an office lease extension.

Equity

During the nine months ended September 30, 2020, we sold 6,887,274 shares of our common stock through our “At-The-Market” agreement, raising net proceeds of $78.5 million and we used a portion of such proceeds to redeem 2,736,894 OP Units for cash totaling $29.7 million. We also issued 363,013 shares of our common stock in connection with settlements of our convertible notes. In February 2020, we used a portion of the net proceeds from our public offering in December 2019 to purchase an aggregate of 747,500 shares of our common stock and OP Units from our chief executive officer and ACM. In addition, through September 30, 2020, we repurchased 993,106 shares of our common stock under our share repurchase program.

Distributions – Dividends declared (on a per share basis) for the nine months ended September 30, 2020 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
July 29, 2020	$0.31	July 29, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on July 29, 2020 was for June 1, 2020 through August 31, 2020, the dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020 and the dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020.

Common Stock — On October 28, 2020, the Board of Directors declared a cash dividend of $0.32 per share of common stock. The dividend is payable on November 30, 2020 to common stockholders of record as of the close of business on November 16, 2020.

Preferred Stock — On October 28, 2020, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from September 1, 2020 through November 30, 2020 and are payable on November 30, 2020 to preferred stockholders of record on November 15, 2020.

Deferred Compensation

During the first quarter of 2020, we issued 344,919 shares of restricted stock to our employees, including our chief executive officer, 36,396 shares to the independent members of the Board of Directors and up to 275,569 shares of performance-based restricted stock units to our chief executive officer. We also withheld 143,096 shares of restricted common stock from employees to net settle and pay their respective withholding taxes in connection with awards that vested.

During the first quarter of 2020, 421,348 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 215,014 common shares. In addition, during the third quarter of 2020, our chief executive officer was granted 313,152 shares of performance-based restricted stock as a result of achieving goals related to the integration of the Acquisition and 357,569 shares of performance-based restricted stock granted in 2017 vested, which were net settled for 182,467 common shares.

See Note 16 for details.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2020
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$16,462,041	2,547	3.0	8.8	96%	4%	4.25%	7.49%	0.39%
Freddie Mac	4,687,197	1,418	2.6	11.9	93%	7%	4.08%	11.30%	0.57%
Private Label	727,063	40	0.8	9.4	100%	—%	3.81%	—%	—%
FHA	685,263	89	3.5	32.6	100%	—%	3.57%	33.71%	—%
Total	$22,561,564	4,094	2.8	10.2	96%	4%	4.18%	8.84%	0.40%

	December 31, 2019
Fannie Mae	$14,832,844	2,349	3.0	8.6	95%	5%	4.52%	11.37%	0.23%
Freddie Mac	4,534,714	1,475	2.2	12.6	96%	4%	4.23%	11.37%	0.57%
FHA	691,519	92	3.6	32.1	100%	0%	3.71%	3.98%	0.00%
Total	$20,059,077	3,916	2.9	10.3	95%	5%	4.43%	11.12%	0.30%
(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of September 30, 2020 and December 31, 2019, delinquent loans totaled $91.2 million and $59.2 million, respectively, of which $11.9 million and $33.5 million, respectively, were in the foreclosure process. In addition, at December 31, 2019, loans collateralizing our servicing portfolio totaling $3.2 million were in bankruptcy.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2020	2019	Amount	Percent

Interest income	$81,701	$80,509	$1,192	1%
Interest expense	37,888	48,064	(10,176)	(21)%
Net interest income	43,813	32,445	11,368	35%
Other revenue:
Gain on sales, including fee-based services, net	19,895	21,298	(1,403)	(7)%
Mortgage servicing rights	42,357	29,911	12,446	42%
Servicing revenue, net	13,348	13,790	(442)	(3)%
Property operating income	1,033	2,237	(1,204)	(54)%
Loss on derivative instruments, net	(753)	(5,003)	4,250	(85)%
Other income, net	1,050	325	725	nm %
Total other revenue	76,930	62,558	14,372	23%
Other expenses:
Employee compensation and benefits	32,962	32,861	101	—%
Selling and administrative	9,356	10,882	(1,526)	(14)%
Property operating expenses	1,300	2,563	(1,263)	(49)%
Depreciation and amortization	1,922	1,841	81	4%
Provision for loss sharing (net of recoveries)	(2,227)	735	(2,962)	nm %
Provision for credit losses (net of recoveries)	(7,586)	—	(7,586)	nm %
Total other expenses	35,727	48,882	(13,155)	(27)%
Income before sale of real estate, income from equity affiliates and income taxes	85,016	46,121	38,895	84%
Loss on sale of real estate	(1,868)	—	(1,868)	nm %
Income from equity affiliates	32,358	3,718	28,640	nm %
Provision for income taxes	(17,785)	(6,623)	(11,162)	169%
Net income	97,721	43,216	54,505	126%
Preferred stock dividends	1,888	1,888	—	—%
Net income attributable to noncontrolling interest	13,836	7,363	6,473	88%
Net income attributable to common stockholders	$81,997	$33,965	$48,032	141%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,522,755	$64,838	5.70%	$3,496,683	$60,716	6.89%
Preferred equity investments	209,106	5,539	10.54%	181,430	5,445	11.91%
Mezzanine / junior participation loans	176,238	3,617	8.16%	213,568	6,115	11.36%
Other	76,710	943	4.89%	45,903	324	2.80%
Core interest-earning assets	4,984,809	74,937	5.98%	3,937,584	72,600	7.31%
Cash equivalents	346,140	534	0.61%	325,294	1,229	1.50%
Total interest-earning assets	$5,330,949	$75,471	5.63%	$4,262,878	$73,829	6.87%

Structured Business interest-bearing liabilities:

CLO	$2,532,593	$12,284	1.93%	$1,892,274	$19,970	4.19%
Warehouse lines	951,678	7,478	3.13%	921,160	11,525	4.96%
Unsecured debt	949,240	14,182	5.94%	480,733	8,294	6.84%
Trust preferred	154,336	1,308	3.37%	154,336	2,070	5.32%
Debt fund	—	—	—%	70,000	1,350	7.65%
Total interest-bearing liabilities	$4,587,847	35,252	3.06%	$3,518,503	43,209	4.87%
Net interest income		$40,219			$30,620
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mostly due to a $1.6 million increase in our Structured Business primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, substantially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR and 10-year treasury note rates and lower fees on early runoff, partially offset by the amortization of the discount related to our APL certificates.

The decrease in interest expense was primarily due to decreases of $8.0 million, or 18%, from our Structured Business and $2.2 million, or 46%, from our Agency Business. The decrease in our Structured Business was the result of a 37% decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and lower rates on recently issued debt, partially offset by a 30% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. The decrease in our Agency Business was primarily due to a 37% decrease in the average cost of our interest-bearing liabilities as a result of decreases in LIBOR.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to an 18% decrease ($269.0 million) in loan sales volume, partially offset by a 14% increase in the sales margin as a result of higher margins on Fannie Mae, Freddie Mac and FHA loan sales.

The increase in income from MSRs was primarily due to a 37% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.02% to 2.77%, mainly due to an increase in the average servicing fee on loan commitments, and a 3% increase in loan commitment volume.

Other Revenue

The decreases in both property operating income and expenses were primarily due to lower occupancy at our hotel property as a result of the COVID-19 pandemic and the sale of the hotel in September 2020.

The losses on derivative instruments in both the third quarter of 2020 and 2019 were primarily from our Agency Business and were predominantly from changes in the fair value of our rate lock commitments. See Note 12 for details.

Other Expenses

The decrease in selling and administrative expense was primarily due to decreases in general administrative expenses, mainly due to travel restrictions from the COVID-19 pandemic, partially offset by the $2.5 million litigation settlement on the hotel property we sold in the third quarter of 2020.

The decreases in provision for loss sharing and provision for credit losses were primarily due the reversal of CECL reserves in connection with improved market conditions and expected future forecasts.

Loss on Sale of Real Estate

The loss recorded in the third quarter of 2020 was from the hotel property we sold in September 2020.

Income from Equity Affiliates

Income from equity affiliates in the third quarter of 2020 and 2019 primarily reflects income from our investment in a residential mortgage banking business of $32.3 million and $2.6 million, respectively, and a distribution from an equity investment totaling $1.2 million in the third quarter of 2019.

Provision for Income Taxes

In the three months ended September 30, 2020, we recorded a tax provision of $17.8 million, which consisted of current and deferred tax provisions of $13.9 million and $3.9 million, respectively. In the three months ended September 30, 2019, we recorded a tax provision of $6.6 million, which consisted of a current tax provision of $4.4 million and a deferred tax provision of $2.2 million. The tax provision increase is primarily due to an increase in income generated from our residential mortgage banking business joint venture and growth in our agency business.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 17,632,371 OP Units and 20,484,094 OP Units outstanding as of September 30, 2020 and 2019, respectively, which represented 13.2% and 17.8% of our outstanding stock at September 30, 2020 and 2019, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table provides our consolidated operating results ($in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019	Amount	Percent
Interest income	$253,307	$233,957	$19,350	8%
Interest expense	129,172	138,213	(9,041)	(7)%
Net interest income	124,135	95,744	28,391	30%
Other revenue:
Gain on sales, including fee-based services, net	60,566	51,897	8,669	17%
Mortgage servicing rights	96,708	62,852	33,856	54%
Servicing revenue, net	40,156	39,954	202	1%
Property operating income	3,976	8,187	(4,211)	(51)%
Loss on derivative instruments, net	(58,852)	(6,726)	(52,126)	nm %
Other income, net	3,404	1,314	2,090	159%
Total other revenue	145,958	157,478	(11,520)	(7)%
Other expenses:
Employee compensation and benefits	101,652	93,647	8,005	9%
Selling and administrative	29,013	31,122	(2,109)	(7)%
Property operating expenses	4,778	7,649	(2,871)	(38)%
Depreciation and amortization	5,830	5,663	167	3%
Impairment loss on real estate owned	—	1,000	(1,000)	nm %
Provision for loss sharing (net of recoveries)	21,706	1,557	20,149	nm %
Provision for credit losses (net of recoveries)	59,510	—	59,510	nm %
Total other expenses	222,489	140,638	81,851	58%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	47,604	112,584	(64,980)	(58)%
Loss on extinguishment of debt	(3,546)	(128)	(3,418)	nm %
Loss on sale of real estate	(1,868)	—	(1,868)	nm %
Income from equity affiliates	56,758	9,133	47,625	nm %
Provision for income taxes	(15,493)	(10,963)	(4,530)	41%
Net income	83,455	110,626	(27,171)	(25)%
Preferred stock dividends	5,665	5,665	—	—%
Net income attributable to noncontrolling interest	11,012	19,429	(8,417)	(43)%
Net income attributable to common stockholders	$66,778	$85,532	$(18,754)	(22)%

nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,323,098	$192,860	5.96%	$3,257,310	$180,257	7.40%
Preferred equity investments	205,706	17,094	11.10%	181,550	15,614	11.50%
Mezzanine / junior participation loans	176,889	11,825	8.93%	173,484	15,213	11.72%
Other	87,519	3,941	6.01%	23,580	550	3.12%
Core interest-earning assets	4,793,212	225,720	6.29%	3,635,924	211,634	7.78%
Cash equivalents	387,332	2,523	0.87%	345,531	4,148	1.61%
Total interest-earning assets	$5,180,544	$228,243	5.89%	$3,981,455	$215,782	7.25%

Structured Business interest-bearing liabilities:

CLO	$2,439,365	$44,722	2.45%	$1,742,738	$59,434	4.56%
Warehouse lines	979,846	26,215	3.57%	856,667	32,581	5.08%
Unsecured debt	853,339	38,175	5.98%	454,872	23,623	6.94%
Trust preferred	154,336	4,693	4.06%	154,336	6,373	5.52%
Debt fund	29,891	1,585	7.08%	70,000	4,171	7.97%
Total interest-bearing liabilities	$4,456,777	115,390	3.46%	$3,278,613	126,182	5.15%
Net interest income		$112,853			$89,600
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to increases of $12.5 million, or 6%, from our Structured Business and $6.9 million, or 38%, from our Agency Business. The increase from our Structured Business was primarily due to a 32% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, partially offset by a 19% decrease in the average yield on core interest-earning assets, largely due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR rate and default interest and fees on a loan that paid off during 2019. The increase from our Agency Business was primarily due to Private Label loan originations over the past several quarters resulting in an increase in the average loans held-for-sale balance prior to securitization in May 2020, partially offset by a decrease in the 10-year treasury note rate in 2020.

The decrease in interest expense was due to a decrease of $10.8 million, or 9%, from our Structured Business, partially offset by an increase of $1.8 million, or 15%, from our Agency Business. The decrease in our Structured Business was the result of a 33% decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and lower rates on recently issued debt, partially offset by a 36% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the recent issuance of additional unsecured debt. The increase from our Agency Business was primarily due to a $269.5 million increase in the average debt balance used to finance the increase in the average loans held-for-sale balance, partially offset by a decrease in the average LIBOR rate.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 19% increase ($656.2 million) in loan sales volume.

The increase in income from MSRs was primarily due to a 40% increase in the MSR rate from 1.73% to 2.42%, mainly due to an increase in the average servicing fee on loan commitments, along with a 10% increase in loan commitment volume.

Other Revenue

Property operating income and expenses both decreased in 2020 as a result of lower occupancy and closure of the hotel property for most of the second quarter as a result of the COVID-19 pandemic. We sold the hotel in September 2020. See Note 9.

The increase in loss on derivative instruments was primarily due to an increase of $49.6 million from our Agency Business, mostly due to losses recognized on Swap Futures held in connection with our Private Label loans. See Note 12 for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increased headcount in both businesses associated with each business’s portfolio growth, including the full period impact in 2020 of new hires in 2019, as well as an increase in commissions in our Agency Business in connection with the Private Label loan sales.

The decrease in selling and administrative expenses was primarily due to a $2.5 million decline in the Structured Business. Legal and consulting costs were lower as transactions and projects that were terminated or completed in 2019 did not recur in 2020. Administrative expenses were also lower in 2020 as a result of the COVID-19 pandemic due to travel restrictions and fewer events. These decreases were partially offset by the $2.5 million litigation settlement we recorded related to the hotel property that we sold in the third quarter of 2020.

The impairment loss on real estate owned of $1.0 million in 2019 reflects an impairment charge taken on our hotel property in the second quarter. See Note 9.

The increases in provision for loss sharing and provision for credit losses were primarily due to CECL reserves recorded in connection with the adoption of ASU 2016-13 in 2020. See Note 2 for details.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2020 was primarily due to losses recognized in connection with the unwind of both CLO VIII and the Debt Fund as well as the partial conversion of our 5.375% and 5.25% Convertible Notes.

Loss on Sale of Real Estate

The loss recorded in 2020 was from the hotel property we sold in September 2020.

Income from Equity Affiliates

Income from equity affiliates in 2020 and 2019 primarily reflects income from our investment in a residential mortgage banking business of $56.1 million and $6.1 million, respectively, and distributions from an equity investment totaling $1.1 million and $3.0 million, respectively.

Provision for Income Taxes

In the nine months ended September 30, 2020, we recorded a tax provision of $15.5 million, which consisted of a current tax provision of $20.7 million and a deferred tax benefit of $5.2 million. In the nine months ended September 30, 2019, we recorded a tax provision of $11.0 million, which consisted of a current tax provision of $12.0 million and a deferred tax benefit of $1.0 million. The tax provision increase is primarily due to an increase in income generated from our residential mortgage banking business joint venture and growth in our agency business.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 17,632,371 OP Units and 20,484,094 OP Units outstanding as of September 30, 2020 and 2019, respectively, which represented 13.2% and 17.8% of our outstanding stock at September 30, 2020 and 2019, respectively.

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

We had approximately $4.52 billion in total structured debt outstanding at September 30, 2020. Of this total, approximately $3.64 billion, or 80%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $885.9 million of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with and substantially all of which have maturity extension options. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms may be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $500 million in cash and available liquidity as well as other liquidity sources, including our $22.56 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $100 million a year in recurring cash flow.

At September 30, 2020, we had $100.9 million of securities financed with $42.2 million of debt that was subject to margin calls related to changes in interest spreads. During the nine months ended September 30, 2020, we significantly reduced the UPB of this debt by $175.0 million to $42.2 million through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT-taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital and liquidity requirements.

Cash Flows. Cash flows provided by operating activities totaled $303.7 million during the nine months ended September 30, 2020 and consisted primarily of net cash inflows of $229.1 million as a result of loan sales exceeding loan originations in our Agency Business.

Cash flows used in investing activities totaled $811.7 million during the nine months ended September 30, 2020. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $1.43 billion, net of payoffs and paydowns of $674.9 million, resulted in net cash outflows of $750.1 million. Cash outflows also included $37.9 million to purchase APL certificates in connection with out Private Label securitization in the second quarter of 2020.

Cash flows provided by financing activities totaled $299.9 million during the nine months ended September 30, 2020 and consisted primarily of net proceeds of $385.1 million from CLO activity, $345.8 million received from the issuances of senior unsecured notes and $78.6 million received from common stock issuances, partially offset by net cash outflows of $226.7 million from debt facility activities (facility paydowns were greater than funded loan originations), $126.1 million of distributions to our stockholders and OP Unit holders, $70.0 million for the unwind of the Debt Fund and $31.3 million for the redemption of OP units.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of September 30, 2020. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $6.9 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

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

Debt Instruments. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	September 30, 2020
				Maturity
Debt Instruments	Commitment (1)	UPB (2)	Available	Dates (3)
Structured Business
Credit facilities and repurchase agreements	$1,722,361	$885,930	$836,431	2020 - 2022
Collateralized loan obligations (4)	2,532,593	2,532,593	—	2020 - 2025
Senior unsecured notes	670,750	670,750	—	2023 - 2027
Convertible senior unsecured notes	278,490	278,490	—	2021 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	5,358,530	4,522,099	836,431

Agency Business
Credit facilities (5)	2,050,000	568,489	1,481,511	2020 - 2021
Consolidated total	$7,408,530	$5,090,588	$2,317,942
(1)	Includes temporary increases to committed amounts which have not expired as of September 30, 2020.
(2)	Excludes the impact of deferred financing costs.
(3)	See Note 14 for a breakdown of debt maturities by year.
(4)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2020.
(5)	The ASAP agreement we have with Fannie Mae has no expiration date.

The debt facilities, including their restrictive covenants, are described in Note 10.

Contractual Obligations. During the nine months ended September 30, 2020, the following significant changes were made to our contractual obligations disclosed in our 2019 Annual Report: (1) closed CLO XIII issuing $668.0 million of investment grade notes to third party investors; (2) unwound CLO VIII redeeming $282.9 million of outstanding notes; (3) unwound the Debt Fund and redeemed all of its outstanding notes; (4) issued a total of $345.8 million of senior unsecured notes; and (5) modified existing credit facilities.

See Note 10 for details and refer to Note 14 for a description of our debt maturities by year and unfunded commitments as of September 30, 2020.

Off-Balance Sheet Arrangements. At September 30, 2020, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2019 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2020, there were no material changes to these policies, except for the credit loss policy established in connection with the adoption of ASU 2016-13. See Note 2 for details.

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

We define core earnings as net income (loss) attributable to common stockholders (computed in accordance with GAAP) adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains and losses on derivative instruments primarily associated with Private Label loans that have not yet been sold and securitized, the tax impact on cumulative gains or losses on derivative instruments associated with Private Label loans that were sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax (benefit) provision, CECL provisions for credit losses (excluding specifically reserved provisions for loss-sharing) and the amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and one-time gains or losses on the early extinguishment of debt.

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

Core earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income attributable to common stockholders	$81,997	$33,965	$66,778	$85,532
Adjustments:
Net income attributable to noncontrolling interest	13,836	7,363	11,012	19,429
Income from mortgage servicing rights	(42,357)	(29,911)	(96,708)	(62,852)
Deferred tax provision (benefit)	3,853	2,223	(5,172)	(1,026)
Amortization and write-offs of MSRs	15,456	18,904	48,739	52,558
Depreciation and amortization	2,867	2,789	8,731	8,504
Loss on extinguishment of debt	—	—	3,546	128
Provision for credit losses, net	(11,137)	431	79,144	1,021
Loss on derivative instruments, net	753	5,003	44,113	6,726
Stock-based compensation	1,854	2,316	7,286	7,574
Core Earnings (1)	$67,122	$43,083	$167,469	$117,594
Diluted core earnings per share (1)	$0.50	$0.37	$1.26	$1.04
Diluted weighted average shares outstanding (1)	133,997,087	117,468,044	132,401,315	113,033,968

(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2019. The following table projects the potential impact on interest income and interest expense for a 12-month period, assuming an instantaneous increase or decrease of 15 basis points and an increase of 25 basis points in LIBOR (in thousands). Because LIBOR rates were close to zero at September 30, 2020, we have excluded the impact of a 25 basis point decrease in LIBOR.

	Assets (Liabilities)	15 Basis	15 Basis	25 Basis
	Subject to Interest	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase

Interest income from loans and investments	$5,096,887	$203	$(196)	$372
Interest expense from debt obligations	4,522,099	5,322	(5,322)	8,870
Total net interest income		$(5,119)	$5,126	$(8,498)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.

Based on our structured loans and investments and corresponding debt as of September 30, 2020, increases in LIBOR of 0.15% and 0.25% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of September 30, 2020, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We also receive interest on cash, restricted cash and escrow balances. While the interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates. Based on our balances as of September 30, 2020, a 25 basis point and a 50 basis point increase in rates would result in an increase in our annual interest received of $3.6 million and $7.2 million, respectively. Conversely, a 25 basis point and a 50 basis point decrease in rate would result in a decrease of our annual interest received by the same amounts.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our Swap Futures held at September 30, 2020 would have resulted in a gain of $0.9 million and $1.7 million, respectively, in the nine months ended September 30, 2020, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $0.9 million and $1.8 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $12.4 million as of September 30, 2020, while a 100 basis point decrease would increase the fair value by $13.2 million.

The COVID-19 pandemic has impacted the global economy in an unprecedented way, swiftly halting activity across many industries, and causing significant disruption and liquidity constraints in many market segments, including the commercial real estate markets, causing requests from tenants for rent deferral or abatement and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers' ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management function that has strong relationships with our borrowers and are utilizing these relationships to address any potential impacts of the COVID-19 pandemic on our loans.

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

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 14.  Other than the $2.5 million litigation settlement from the hotel property we sold in September 2020, we have not made a loss accrual for any litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.       Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2019 Annual Report, except as follows:

The COVID-19 pandemic, the measures intended to prevent its spread and those government actions intended to mitigate its economic impact have had, and may continue to have, adverse effects, some of which may be material, on our business, results of operations and financial condition.

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

In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which has provided billions of dollars of relief to individuals, businesses of all sizes, state and local governments, and other public facilities suffering the impact of the pandemic. The Cares Act includes mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. In addition, the Federal Reserve has announced its commitment to purchase U.S. Treasury securities, asset backed securities, municipal bonds and other assets, in addition to making loans to and purchasing bonds from private companies.

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

-    Under applicable Fannie Mae policies and guidelines, we are required to make principal and interest advances on the loans we service for Fannie Mae and are responsible for bearing the burden of funding these advances for extended periods of time before receiving reimbursement from Fannie Mae, which may adversely affect our liquidity and financial condition

-    If we are unable to find a financing source for these servicing advance obligations, or if we can obtain financing, but the cost and terms of any such financing are less advantageous than we have received in the past, that could have material adverse consequences on our liquidity and financial condition

-    There can be no assurance as to how, in the long term, these actions and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations, financial condition and liquidity may continue to be adversely affected, perhaps materially.

The COVID-19 pandemic may impact the health of our employee base.

The possible adverse effects of the pandemic on our workforce are:

-       The COVID-19 pandemic may adversely impact the continued availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel

-      Operationally, we initiated a work-from-home policy at the start of the pandemic and beginning in July 2020, started a phased-in approach to allow employees back into our offices; however; if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the adverse impact on our business could be material.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2020, filed on October 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: October 30, 2020	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: October 30, 2020	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer