Form 10-K
period 2020-12-31
ARBOR REALTY TRUST INC
filed 2021-02-19
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2020 (computed based on the closing price on such date as reported on the NYSE) was $970.4 million. As of February 12, 2021, the registrant had 123,921,573 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), to be filed on or before April 30, 2021 are incorporated by reference into Part III of this report.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally, and the real estate market specifically, in particular, due to the uncertainties created by the novel coronavirus (“COVID-19”) pandemic; the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” under Item 7 of this report.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I

Item 1. Business

In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as “Arbor,” “we,” “us,” “our,” or the “Company” unless we specifically state otherwise or the context indicates otherwise.

Overview

Arbor is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business, or “Structured Business,” and our Agency Loan Origination and Servicing Business, or “Agency Business.”

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or "GSEs"), the Government National Mortgage Association ("Ginnie Mae"), Federal Housing Authority ("FHA") and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, "HUD"). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing ("DUS") lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans, and originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization (“APL certificates”).

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

Investment Strategy

The financing of multifamily, senior housing, healthcare, single-family rental and other diverse commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and GSE/agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of borrowers through fully integrated, comprehensive product offerings. We employ the following investment strategies:

Provide Customized Financing. We provide customized financing to meet the needs of borrowers. We target borrowers whose options may be limited by conventional bank financing, have demonstrated a history of enhancing the value of the properties they operate and who may benefit from the customized financing solutions we offer.

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

Long-Established Relationships with GSEs. Our Agency Business benefits from our long-established relationships with Fannie Mae, Freddie Mac and HUD enabling us to offer a broad range of loan products and services which maximizes our ability to meet borrowers’ needs.

Leverage the Experience of Executive Officers and Our Employees. Our executive officers and employees have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 30 years of experience in the financial services industry.

Our Primary Targeted Investments

We pursue short-term and long-term lending and investment opportunities and primarily target transactions where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities. Our primary focus has been, and continues to be, first mortgage lending in the highly attractive and stable multifamily real estate sector.

Through our Structured Business, we offer the following investment types:

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

Our bridge loans are predominantly secured by first mortgage liens on the properties. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers typically use the proceeds of a conventional mortgage, such as our GSE/agency loans, to repay a bridge loan.

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

Single-Family Rental Portfolio Financing. We offer various financing products to borrowers who are looking to acquire conventional, workforce and affordable single-family housing. These borrowers are usually looking to purchase properties to hold for the long-term with permanent financing or acquire investments to develop with bridge, build-to-rent or line of credit financing options.

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

Through our Agency Business, we focus primarily on the following investment types:

GSE and HUD Agency Lending. We are one of 23 approved lenders that participate in Fannie Mae’s DUS program and one of 21 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 12 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. Our Agency Business underwrites, originates, sells and services multifamily mortgage loans across the U.S. through these programs and also originates and sells loans through the conduit markets. Our focus is primarily on small balance loans.

Private Label. We underwrite, originate and service permanent financing loans underwritten using similar guidelines of our existing agency loans sold to the GSEs. We pool and securitize the Private Label loans and sell certain certificates in the securitizations to third-party investors, while retaining the APL certificates.

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

Debt Securities. We have, and may in the future, invest in bond securities, such as those issued by Freddie Mac SBL securitizations from loans originated under the Freddie Mac SBL program and single-family rental bonds. These securities are generally carried at cost and are often purchased at a discount to their face value which is accreted into interest income, if deemed collectable, over the expected remaining life of the related security as a yield adjustment.

Structured Business Portfolio Overview

Product type and asset class information about our loan and investment portfolio as of December 31, 2020 is as follows ($ in thousands):

					Wtd. Avg.
				Wtd. Avg.	Remaining Months
Type	Asset Class	Number	Unpaid Principal	Pay Rate(1)	to Maturity
Bridge Loans	Multifamily	190	$4,139,307	5.22%	17.1
	Land	8	189,613	2.91%	4.8
	Healthcare	9	186,694	7.45%	11.9
	Hotel	4	177,000	1.83%	21.4
	Office	5	123,227	4.26%	10.2
	Single-Family Rental	38	88,089	6.58%	13.3
	Student Housing	4	71,500	4.88%	5.1
	Retail	3	33,500	5.43%	34.5
	Self Storage	2	13,579	5.13%	8.0
		263	5,022,509	5.09%	16.2
Preferred Equity	Multifamily	8	182,949	8.08%	56.5
	Other	6	41,979	2.63%	20.9
		14	224,928	7.07%	49.8
Mezzanine Loans	Multifamily	22	95,832	8.06%	60.3
	Land	3	48,832	6.20%	9.7
	Retail	3	9,578	6.07%	45.2
	Office	1	5,000	9.00%	94.0
		29	159,242	7.40%	45.0
Other	Single‑Family Rental	22	68,403	4.95%	74.8
Total		328	$5,475,082	5.23%	19.2
(1)	“Weighted Average Pay Rate” is a weighted average, based on each loan’s unpaid principal balances (“UPB”), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.80%.

Asset class and geographic concentration information for our loan and investment portfolio as of December 31, 2020 is as follows ($ in thousands):

			Geographic
Asset Class	UPB	Percentage	Concentrations	UPB	Percentage
Multifamily	$4,418,088	81%	New York	$1,027,588	19%
Land	246,544	5%	Texas	583,321	11%
Healthcare	186,694	3%	Georgia	522,014	10%
Hotel	177,000	3%	California	327,486	6%
Single-Family Rental	156,492	3%	Illinois	294,048	5%
Office	136,906	2%	Florida	283,338	5%
Student Housing	95,000	2%	Alabama	260,198	5%
Retail	43,078	1%	Pennsylvania	239,635	4%
Other	15,280	<1%	Connecticut	229,793	4%
Total	$5,475,082	100%	North Carolina	229,724	4%
			Other (1)	1,477,937	27%
			Total	$5,475,082	100%
(1)	No other individual state represented 4% or more of the total.

The overall yield on our loan and investment portfolio in 2020 was 5.83% on average assets of $5.25 billion, which was computed by dividing the interest income earned during 2020 by the average assets during 2020. Our cost of funds in 2020 was 3.35% on average borrowings of $4.50 billion, which was computed by dividing the interest expense incurred during 2020 by the average borrowings during 2020. As of December 31, 2020, our loan and investment portfolio was comprised of 90% floating rate loans and 10% fixed rate loans.

We also own unconsolidated investments in equity affiliates totaling $74.3 million, which consists primarily of a joint venture formed to invest in a residential mortgage banking business and an investment in a multifamily-focused commercial real estate investment fund.

Agency Business Lending and Servicing Overview

One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs are generally sold within 60 days from the loan origination date, while our Private Label loans are pooled and generally expected to be sold and securitized within 180 days of loan origination. Our loan activity in 2020 was comprised of originations totaling $6.71 billion, sales totaling $6.59 billion and commitment volume totaling $6.81 billion. Our gains and fees as a percentage of our loan sales volume ("sales margin,") was 144 basis points for 2020.

We also retain the mortgage servicing rights (“MSRs”) on substantially all of the loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume was 243 basis points for 2020.

Product and geographic concentration information about our Agency Business servicing portfolio as of December 31, 2020 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
					Wtd. Avg.
				Wtd. Avg.	Life of
			Percent	Servicing Fee	Servicing
	Loan		of	Rate	Portfolio
Product	Count	UPB(1)	Total	(basis points)	(years)	State	UPB
Fannie Mae	2,712	$18,268,268	74%	52.3	8.2	Texas	16%
Freddie Mac	1,413	4,881,080	20%	27.9	9.9	New York	9%
FHA	89	752,116	3%	16.3	20.3	North Carolina	9%
Private Label (2)	40	726,992	3%	20.0	8.7	California	9%
Total	4,254	$24,628,456	100%	45.4	8.9	Florida	7%
						Georgia	6%
						New Jersey	4%
						Other (3)	40%
						Total	100%
(1)	Excludes loans in which we are not collecting a servicing fee.
(2)	Represents loans we service in connection with our Private Label securitization in May 2020 (see Note 4 for details).
(3)	No other individual state represented 4% or more of the total.

Operations

The following describes our lending and investment process for both our Structured and Agency Businesses.

Origination. We have a network of sales and support offices in California, Florida, Georgia, Indiana, Massachusetts, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Texas that staff approximately 28 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office are able to offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

Underwriting and Risk Management. Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines below to determine the loan’s conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines require evaluation of the following:

●	The borrower and each person directing a borrowing entity’s activities (a “key principal”), including a review of their experience, credit, operating, bankruptcy and foreclosure history;
●	Historic and current property revenues and expenses;
●	Potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;
●	The property’s location, its attributes and competitive position within its market;
●	Proposed ownership structure, financial strength and real estate experience of the borrower and property management;
●	Third party appraisal, environmental review, flood certification, zoning and engineering studies;
●	Market assessment, including property inspection, review of tenant lease files, surveys of comparable properties and an analysis of area economic and demographic trends;
●	Review of an acceptable mortgagee’s title policy and an “as built” survey;
●	Construction quality of the property to determine future maintenance and capital expenditure requirements;
●	The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and
●	For any application for one of our Agency products, we will underwrite the loan to the relevant agency or Company guidelines.

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

Investment Approval Process. We apply an established investment approval process to all loans and other investments proposed for our Structured Business before submitting each proposal for final approval. A written report is generated for every loan or other investment that is submitted to our credit committee for approval, which consists of our chief executive officer, chief credit officer and executive vice president of structured finance. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. The report also includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. All transactions require the approval of a majority of the members of our credit committee. Following the approval of a transaction, our underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform to lending requirements established for that particular transaction.

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

Operating Policies and Strategies

Investment Guidelines. Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our Structured Business leverage (including junior subordinated notes as equity) will generally not exceed 80% of the UPB of our assets, in the aggregate; (6) we will not co-invest with Arbor Commercial Mortgage, LLC ("ACM"), our former manager, or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to ACM or the affiliate making such co-investment; and (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

Financing Policies. We finance our structured finance investments primarily by borrowing against, or “leveraging,” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity-to-assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the Board of Directors has discretion to deviate from or change our indebtedness policy at any time, provided that we are in compliance with our bank covenants. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

Our Structured Business investments are financed primarily by collateralized loan obligations (“CLOs”), credit facilities and repurchase agreements with institutional lenders, and senior and convertible debt instruments. Although we expect that these will be the principal means of leveraging these investments, we may issue common stock, preferred stock or senior, unsecured or convertible notes of any maturity if it appears advantageous to do so.

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

Disposition Policies. We evaluate our Structured Business portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds for debt reduction, additional originations, or working capital purposes.

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

Conflicts of Interest Policies. We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM has approximately 11% of the voting interest in our stock as of December 31, 2020. Our chairman and chief executive officer is also the chief executive officer of ACM and beneficially owns approximately 35% of the outstanding membership interests of ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. Our senior counsel is also the general counsel to ACM.

Our chief financial officer is the chief financial officer of ACM. Our treasurer is the treasurer of ACM. Our chief executive officer, one of our directors and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.

We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:

●	Our charter requires that a majority of our Board of Directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers; and
●	Decisions concerning our participation in any transaction with ACM, or its affiliates, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved or ratified by a majority of our independent directors.

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

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities and conduct with borrowers, establish maximum interest rates, finance charges and other charges require disclosures to borrowers and prohibit illegal discrimination. Although many states do not regulate commercial finance, certain states impose limitations on interest rates and other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers and servicers and adequate disclosure of certain contract terms. We are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the U.S. Department of the Treasury’s Office of Foreign Asset Control and other federal and state securities laws and regulations. These legal and regulatory requirements that apply to us are subject to change from time to time and may become more restrictive, making compliance with applicable requirements more difficult, expensive or otherwise restrict our ability to conduct our business in the manner that it is now conducted.

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

Requirements of the GSEs and HUD

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by these entities, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We are required to originate loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by these agencies. If we fail to comply with the requirements of any of these programs, the agencies may terminate or withdraw our licenses and approvals to participate in the GSE or HUD programs. In addition, the agencies have the authority under their guidelines to terminate a lender’s authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on our operations and could result in further disqualification with other counterparties.

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

Human Capital

At December 31, 2020, we employed 522 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

The attraction, development and retention of our employees is a critical success factor for our business. We have a dedicated recruitment team which leverages internal and external resources to enable successful employee recruitment. We emphasize employee development and training and have established Arbor University, an on-line portal with a variety of training and development courses for our employees.

Our compensation and benefit programs aim to attract, retain and motivate employees to achieve superior results. We provide employee wages that are competitive and consistent with employee positions, skill levels, knowledge and location. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon promotion and/or internal transfer. All employees are eligible for health insurance including mental health coverage, prescription drug benefits, dental and vision insurance, flexible spending accounts, paid and unpaid leaves, disability/accident coverage and participation in a 401K plan. During the COVID-19 pandemic, we have implemented various flexible plans allowing employees to work remotely in accordance with local safety protocols.

To assess and improve employee retention and engagement, we conduct periodic employee surveys and take actions to address areas of employee concerns. We believe the combination of competitive compensation, career growth and development opportunities, including promoting employees from within, have helped manage our employee tenure and voluntary turnover.

Corporate Governance and Internet Address

Our internet address is www.arbor.com. All of our filings with the Securities and Exchange Commission (“SEC”) are made available free of charge through our website, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the key committees of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

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

Risk Factor Summary

Risks Related to Our Business. The COVID-19 pandemic, the measures intended to prevent its spread and those government actions intended to mitigate its economic impact have had, and may continue to have, adverse effects, some of which may be material, on our business, results of operations and financial condition.

An economic slowdown, a lengthy or severe recession, declining real estate values, or changes in interest rates, including the potential replacement of LIBOR, could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate and/or we experience a turbulent economic environment, we will likely: (i) experience increases in loan loss reserves and other impairments; (ii) encounter difficulty estimating loan loss reserves; and (iii) experience a decline in loan repayments. If we are unable to invest excess equity capital on acceptable terms, or at all, it would likely result is a declining portfolio and would adversely affect the returns from our investments and our operating results.

The real estate investment business is highly competitive and our success depends on our ability to compete, including attracting and retaining qualified loan originators to grow and maintain our relationships with key customers and with the GSEs, U.S. Department of HUD and institutional investors.

Our business is subject to risk of loss in connection with defaults on loans, failed loan deliveries to GSE’s and potential requirements to repurchase loans already sold to GSE’s for a breach of representations or warranties. If we fail to act proactively with delinquent borrowers in an effort to avoid defaults, the number of delinquent loans could increase, which could have a material adverse effect on us.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

A significant portion of our Agency Business's revenue is derived from loan servicing fees. Any declines in the value of our servicing portfolio, including agreement terminations from breaches of servicing agreements, or a reduction in the prices paid for the loans and services could have a material adverse effect on our results of operations and liquidity.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

Risks Related to Our Financing and Hedging Activities. We finance a significant amount of our loans and investments through a variety of means, including CLOs, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings. These vehicles contain restrictive covenants and may require us to provide additional collateral or repurchase assets if the value of pledged assets, some of which we guarantee, decline in value. If we are unable to acquire eligible investments, find suitable replacement investments and access financing sources on favorable terms, or at all, we may not be able to obtain the level of leverage necessary to optimize our return on investment and cash available for distribution to our stockholders may decline.

In certain circumstances, we employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including interest rate swaps, caps, floors and other derivative products. Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies. Hedging instruments often are not guaranteed by an exchange or its clearing house, involve risks and costs, and could expose us to contingent liabilities in the future.

Risks Relating to Regulatory Matters. If we fail to maintain certain qualifications and licenses or comply with GSE and HUD regulations and program requirements, we may lose our approved lender status and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing GSE and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct business, which could materially and adversely affect our financial results.

The changes and effects of government regulation, including the Investment Advisors Act and our exemption from the Investment Company Act, could negatively impact the market value of loans related to development projects or increase our costs, which could materially and adversely affect our financial results.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could materially and adversely affect our Agency Business.

Cybersecurity Risks. If we are unable to safeguard against cybersecurity breaches and cyber-attacks with respect to our information systems, our business may be adversely affected.

Risks Related to Our Corporate and Ownership Structure. Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors. This, along with our staggered board and other provisions of our charter and bylaws, could discourage a change of control of us. In addition, we may be significantly influenced by ACM and our chief executive officer as a result of their beneficial ownership.

Risks Related to Our Status as a REIT. We conduct our operations to qualify as a REIT under the Internal Revenue Code. If we fail to remain qualified as a REIT, we will be subject to corporate tax and could face a substantial tax liability, including taxable mortgage pools resulting from certain of our securitizations. Even if we remain qualified as a REIT, we may face other tax liabilities, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, all of which could reduce our cash flow and our distributions to stockholders. Complying with REIT requirements may cause us to forego or liquidate otherwise attractive opportunities and investments.

The Agency Business may have adverse tax consequences to our business if its value, or the income generated thereby, increases relative to the value of our other REIT-compliant assets and income, which could cause us to fail to satisfy one or more of the Internal Revenue Code requirements applicable to REITs.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders, resulting in the need to borrow funds to satisfy our REIT distribution requirements, which could cause a portion of our distributions to be treated as a return of capital.

General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (i) volatility in our stock price; (ii) losses of key personnel with long standing business relationships; (iii) adverse resolutions of lawsuits; (iv) future terrorist attacks; and (v) changes to laws and regulations.

Risks Related to Our Business

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

More particularly, the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are as follows:

●	We have experienced, and may continue to experience:
o	declines in the value of our assets, including our loan and securities portfolios, resulting in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets;
o	an increase in payment delinquencies from our borrowers resulting in additional credit losses; and
o	an increase in the cost to obtain financing and adverse effects of obtaining financing under terms and conditions that are less favorable to us, and if conditions worsen, could prevent us from obtaining financing at all;
●	In the current environment, forced sales of the securities and other assets that secure our repurchase and other financing arrangements may be on terms less favorable to us than might otherwise be available under more normal conditions, which could result in losses;
●	Continued disruptions in the credit markets may negatively impact our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations; and
●	To the extent current conditions persist or worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

As a result of our adoption of the current expected credit loss (“CECL”) methodology for the recognition of credit losses on January 1, 2020, more fully described in Note 2, our financial results may be negatively affected when weak or deteriorating economic conditions are forecasted, which generally results in increases in credit losses under CECL. As a result of factoring in the COVID-19 pandemic and having to estimate credit losses for the life of our investments under CECL, we incurred significant provision expense for credit losses in 2020 and we may experience increased volatility in our future provisions for credit losses.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in this ''Risk Factors'' section. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak on our operations and financial results is highly uncertain and subject to change.

In response to the pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. Additional COVID-19 federal legislation was enacted as part of the Consolidated Appropriations Act, 2021. Together such legislation has provided billions of dollars of relief to individuals, businesses of all sizes, state and local governments and other public facilities suffering the impact of the pandemic. The CARES Act includes mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. In addition, the Federal Reserve has announced its commitment to purchase U.S. Treasury securities, asset backed securities, municipal bonds and other assets, in addition to making loans to and purchasing bonds from private companies.

Possible impacts of this legislation and regulatory action include:

●	Over the near and intermediate term, the economic impacts of the pandemic have, and may continue to, negatively impact the financial stability of our mortgage loan borrowers and the properties underlying the loans, due in part to the effects of mortgage loan forbearance and modification programs and suspensions of landlords' ability to enforce evictions;
●	Weakness in the economy may result in us receiving fewer requests for new loans, which may adversely affect our results of operations;
●	Under applicable Fannie Mae policies and guidelines, we are required to make principal and interest advances on the loans we service for Fannie Mae and are responsible for bearing the burden of funding these advances for extended periods of time before receiving reimbursement from Fannie Mae, which may adversely affect our liquidity and financial condition;
●	If we are unable to find financing sources for these servicing advance obligations, similar to the credit facility we currently have noted further below, or if we can continue to obtain financing, but the cost and terms of any such financing are less advantageous than we have received in the past, that could have material adverse consequences on our liquidity and financial condition; and
●	There can be no assurance as to how, in the long term, these actions and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations, financial condition and liquidity may continue to be adversely affected, perhaps materially.

Due to the current stimulus actions of the U.S.federal government, the effect of the pandemic may not be fully reflected in our results of operations until future periods.

The COVID-19 pandemic may impact the health and operational efficiencies of our employee base and strain our interactions with our customers.

The possible adverse effects of the pandemic on our workforce and interactions with our customers include:

●	The COVID-19 pandemic may adversely impact the continued availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel;
●	Operationally, we initiated a work-from-home policy at the start of the pandemic and have completed a phased-in approach to allow employees back into our offices, subject to appropriate safety protocols; however; if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the adverse impact on our business could be material; and
●	We have shifted our in-person customer events in 2020 through now to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. This could adversely affect our customers’ ability or willingness to purchase our offerings.

An economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

The risks associated with our business are more severe during periods of economic downturn, particularly if accompanied by declining real estate values. Declining real estate values limit our new mortgage loan originations, since borrowers often use increases in the value of their properties to support the purchase of additional properties and significantly increase the likelihood that we will incur losses on defaulted loans because the value of our collateral may be insufficient to repay the loan in full. Borrowers may also be less able to pay principal and interest on our loans if the economy weakens. Any sustained period of increased payment delinquencies, foreclosures and resulting losses could adversely affect our net interest income as well as our ability to originate, sell and securitize loans, which could significantly harm our results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Commercial real estate can be adversely affected by a lack of liquidity caused by a prolonged economic downturn, which may limit our ability to raise equity or debt in the capital markets or obtain other financing on favorable terms. If we do issue equity, it may be dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our existing securities. If economic or market conditions deteriorate, lending institutions may choose to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and such events could make it more difficult for us to obtain financing on favorable terms or at all, in which event our profitability will be adversely affected. These factors may also make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, obtaining other financing or realize increased costs of financing. Disruptions in the financial markets also may have a material adverse effect on the market value of our common stock.

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate.

A decline in economic conditions could negatively impact the credit quality of our loan and investment portfolio and could cause us to experience increases in loan loss reserves, defaulted loans and other asset impairment charges.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

We perform a quarterly evaluation of our loans to determine whether an impairment charge is necessary and adequate to absorb probable losses. The valuation process requires certain estimates and judgments, which are more difficult to make during a period in which available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for refinancing by other lenders and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Loan repayments are less likely in a volatile market environment.

Loan repayments are a significant source of liquidity for us. If borrowers are unable to refinance loans at maturity, the loans could go into default and the liquidity that we expect to receive from such repayments will not be available. Further, in the event the commercial real estate finance market deteriorates, borrowers that have extension rights will be more likely to exercise such rights, which will further delay our ability to access liquidity through repayments.

We may be unable to invest excess equity capital on acceptable terms or at all, which would adversely affect our operating results.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we do identify. In addition, the investments that we fund with our equity capital may not produce a satisfactory return on capital, which would adversely affect our operating results.

A declining portfolio could adversely affect the returns from our investments.

Conditions in the capital markets could lead to a reduction in our loan and investment portfolio. If we do not have the opportunity to originate quality investments to replace loans that are repaid, it will likely result in reduced returns from our investments.

Changes in interest rates and the potential replacement of LIBOR could have an adverse effect on our net investment income.

A significant portion of our loans and borrowings in our business are variable-rate instruments based on LIBOR. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses, which could adversely affect our liquidity and operating results, and such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities. In addition, if interest rates rise, it is likely that our income from our investment in a residential mortgage banking business would be adversely affected, since rising rates generally decrease the demand for residential real estate loans and the number of loan originations.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain. Operating ahead of the curve, and under the guidance of ARRC and the Federal Housing Finance Agency, Freddie Mac and Fannie Mae ceased purchases of LIBOR-based adjustable rate mortgages and issuance of LIBOR-based mortgage-backed securities as of January 1, 2021, but have not yet released guidance on the transition relative to portfolio loans.

Providing some clarification, in November 2020, the ICE Benchmark Administration (“IBA”) announced that it will consult on its intentions to cease the publication of one week and two month USD LIBOR following the LIBOR publication on December 31, 2021, and to cease the publication of the remaining USD LIBOR settings following the LIBOR publication on June 30, 2023, effectively extending the transition timeline. On or around the same date, the Federal Reserve, along with the Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued supervisory guidance encouraging financial institutions to cease entering into new contracts that are indexed off USD LIBOR by December 31, 2021. At this time, it is unclear what LIBOR or new methods of calculating LIBOR will look like after 2021. We will continue to follow industry announcements made by the Federal Reserve, ARRC, and IBA to secure appropriate guidance, To best prepare for the transition, we have formed an internal task force to oversee the coordination of our transition from LIBOR, which includes evaluating and mitigating the risks associated with the transition. Key areas of focus for the task force include managing the transition for legacy transactions, updating agreements and contracts that use LIBOR as a reference rate, modifying policies and procedures to account for the transition, communicating with our internal and external stakeholders, and preparing for the risks associated with transitioning from LIBOR to a successor reference rate. Notwithstanding our efforts, the transition away from LIBOR may ultimately have a material adverse effect on our business, financial condition and results of operations, including the result of changes in interest rates payable to us by our borrowers or payable by us to our lenders.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key customers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

We depend on our loan originators to generate new loans by developing relationships with commercial property owners, real estate agents and brokers, which leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and we may incur increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we are successful but at higher costs, we could be materially and adversely affected.

The real estate investment business is highly competitive. Our success depends on our ability to compete with other providers of capital for real estate investments.

Our business is highly competitive. Competition may cause us to accept economic or structural features in our investments, particularly in our Structured Business, that we would not have otherwise accepted and it may cause us to search for investments in markets outside of our traditional product expertise. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity vehicles with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources and lower costs of capital than we do, which provides them with a competitive advantage over us.

We may not achieve our targeted rate of return on our investments.

We originate or acquire investments based on our projections of rates of return on such investments, which in turn are principally based upon assumptions regarding the performance of assets, the amount and terms of available financing of such assets and the manner and timing of dispositions, including asset recovery and remediation strategies, all of which are subject to significant uncertainty. In addition, unanticipated events or conditions may occur and may have a significant effect on the actual rate of return received on an investment. As we acquire or originate investments, whether new or as replacements for maturing investments, there can be no assurance that we will be able to produce rates of return comparable to returns on our previous or existing investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the borrower’s management and other factors that are material to the performance of the investment. In performing our diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

Preferred equity investments involve a greater risk of loss than traditional mortgage financing.

In our Structured Business, we invest in preferred equity investments, which involve a higher degree of risk than traditional mortgage financing. Such investments are usually subordinate to other loans and are not secured by the property underlying the investment. Should the issuer default on our investment, we can only proceed against the entity in which we have an interest, and not the underlying property. As a result, we may not recover some or all of our investment.

We invest in mezzanine loans which are subject to a greater risk of loss than loans secured by a first priority mortgage lien.

In our Structured Business, we may invest in mezzanine loans that are generally secured by a pledge of the ownership interests of the entity that directly or indirectly owns the property. Mezzanine loans have a higher degree of risk than senior mortgage loans because the investment may become unsecured as a result of foreclosure by the mortgage holder. In the event of a bankruptcy of our borrower, we may not have full recourse to the assets of the borrower, or the borrower’s assets may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We invest in junior participation loans which may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

In our Structured Business, we may invest in junior participation loans, which are mortgage loans typically secured by a first mortgage on a single commercial property or group of related properties but subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining to pay the junior participation loan after payment of the senior note. Since each transaction is privately negotiated, the structure of such loans can vary. For example, as a holder of a junior participation loan, our rights to control the process following a borrower default may be limited. A junior participation loan may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with a subordinate position in any investment we make could subject us to increased risk of losses.

Volatility in values of multifamily and commercial properties may adversely affect our loans and investments.

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including fires and other casualties, natural disasters, acts of war and/or terrorism, adverse economic conditions, local real estate conditions (such as an oversupply of similar properties), changes or continued weakness in specific industry segments, construction quality, construction cost, age and design, demographic factors, retroactive changes to building or similar codes, increases in operating expenses (such as energy costs) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment. In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could negatively impact our operating results.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest and other reserves once they run out.

Given the transitional nature of many of the loans in our Structured Business portfolio, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover those costs. We generally require the borrower to replenish reserves if they are depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Revenues from the properties underlying these loans may decrease in an economic downturn, making it more difficult for borrowers to replenish the reserves, which could have an adverse impact on our operating results and cash flows.

We may not have control over certain of our loans and investments.

Our ability to manage our structured portfolio of loans and investments may be limited by the form in which they are made. For example, our investments may be subject to rights of senior lenders and servicers under inter-creditor or servicing agreements whose interests may not be aligned with ours. We may co-invest with third parties through participation agreements, partnerships, joint ventures or other entities, and we may have limited control rights. We may rely on independent third party management or strategic partners with respect to the management of an asset. In such event, we may not be able to exercise sufficient control over the loan or investment and the risks associated therewith. Further, a third party partner may have financial difficulties that impact our asset or may have economic or business objectives which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners.

Properties may fail to perform as expected.

We may obtain properties through foreclosure proceedings or through other investment. Such properties may not perform as expected and may subject us to unknown liabilities including environmental remediation and claims by tenants, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Further, operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated.

The loss of, or changes in, our Agency Business's relationships with the GSEs, U.S. Department of HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

Currently, the Agency Business originates a significant portion of its loans for sale through GSE and HUD programs. The Agency Business is approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in New York, New Jersey and Connecticut, a Freddie Mac Targeted Affordable Housing, Manufactured Housing Community, Seniors Housing and SBL lender nationwide, a HUD MAP and LEAN lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages but may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

We also originate and sell loans to investment banks through our Private Label and the CMBS conduit markets. If these investment banks discontinue their relationship with us and replacement investors cannot be found on a timely basis, we could be adversely affected.

Our Agency Business is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae's prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can increase our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2020, the Agency Business had pledged $54.2 million in restricted liquidity as collateral against future losses under $18.27 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2020, the Agency Business's allowance for loss-sharing balance was $64.3 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a to default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a significant reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. As of December 31, 2020, this requirement totaled $54.2 million and was satisfied with a $45.0 million letter of credit issued to Fannie Mae by one of our lenders and $9.2 million of cash collateral. Our current letter of credit facility expires in September 2023. The facility is collateralized by the cash flow generated from the Agency Business's Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

As a loan servicer for GSEs and HUD, we are the primary contact with the borrower throughout the life of the loan and under our servicing agreements, we are responsible for asset management, including actions to mitigate losses. We believe we have developed an effective asset management process for tracking each loan we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can make recommendations, decisions regarding loss mitigation are within the control of the GSEs, HUD and institutional investors. When loans become delinquent, we may incur additional expenses in servicing and asset managing the loans and we are required to advance principal and interest payments and tax and insurance escrow amounts. Our Agency Business could also be subject to a loss of its contractual servicing fee, and for its loss sharing obligations to Fannie Mae. These events could have a negative impact on our cash flows and on the net carrying value of the MSRs on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on our Agency Business.

A reduction in the prices paid for the loans and services of our Agency Business or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

The Agency Business's results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans or services or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae originations, loans are generally sold as Fannie Mae insured securities to third-party investors. For HUD originations, loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have increased due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

A significant portion of our Agency Business's revenue is derived from loan servicing fees and declines in, or terminations of, servicing engagements, or breaches of servicing agreements, could have a material adverse effect on us.

We expect that loan servicing fees will continue to represent a significant portion of our Agency Business' revenues. These fees are primarily derived from loans that have been originated by us and sold through GSE and HUD programs. A decline in the number or value of loans that the Agency Business originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee, which may not compensate us fully for the loss of the future servicing revenue. The Agency Business is also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide required notices. If we fail to perform, or we breach our servicing obligations to the GSEs or HUD, our servicing engagements may be terminated. Declines in or terminations of servicing engagements or breaches of such obligations could materially and adversely affect our financial results.

The Agency Business is subject to the risk of failed loan deliveries, and even after a successful closing and delivery, we may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by the Agency Business in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

Our Agency Business bears the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to purchase a loan under certain circumstances, including, for example, a casualty event that impacts the condition of a property after we fund the loan and prior to the investor purchase date. We also bear the risk of serious errors in loan documentation that prevent timely delivery of the loan prior to the investor purchase date. A failure to deliver a loan could be a default under the warehouse facility we used to finance the loan. Although the Agency Business has experienced only a few failed loan deliveries in its history, none of which had a material impact on its financial condition or results of operations, we can provide no assurance that we will not experience additional failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

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

In the event of a breach of any representation or warranty, investors could, among other things, require us to repurchase the loan or seek indemnification for losses or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because many such representations and warranties are based on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from such third parties that would serve as a claim against them. Even if we receive representations and warranties from such third parties or the borrower, our ability to recover on any such claim may be dependent, in part, upon the financial condition and liquidity of such third party or the borrower. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by the Agency Business are used to reduce the proceeds required to settle any loss share. Our advances may also be reimbursed, to the extent that any recovery on the collateral exceeds the UPB.

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

Although the Agency Business has historically funded all required advances from operating cash flow, there can be no assurance we will be able to do so in the future. If the Agency Business does not have sufficient operating cash flows to fund such advances, we may need to finance such amounts. We currently have a credit facility with a $50 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, however, such financing may not be available to us in the future, or, may be costly and could prevent the Agency Business from pursuing its business and growth strategies.

Risks Related to Our Financing and Hedging Activities

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We finance our Structured Business loans and investments through a variety of means, including CLOs, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings. We finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our access to these sources of funding can be impacted by conditions in the financing markets that are beyond our control, including lack of liquidity and wider credit spreads, which we have experienced in the past. If these conditions deteriorate, there can be no assurance that any existing agreements will be renewed or extended at expiration and alternative sources of financing may not be available or may not accommodate our needs. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Credit facilities may contain restrictive covenants relating to our operations.

Credit facilities may contain various financial covenants and restrictions, including minimum net worth, liquidity and debt-to-equity ratios. Other restrictive covenants may prohibit a change in control, disposing of or encumbering assets, limiting outstanding debt, and restrictions from making material amendments to underwriting guidelines without lender approval. While we actively manage our loan and investment portfolio, a weak economic environment may make compliance with these covenants more difficult. Failure to comply with any of these covenants could result in defaults and there can be no assurance that our lenders would waive any default or amend the defaulted covenant, which could have a material adverse effect on us.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

In our Structured Business, our return on investment depends, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a debt cost that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CLOs, credit agreements and other borrowings. Our ability to obtain the necessary leverage on beneficial terms depends upon market conditions and the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels or on attractive terms could have a material adverse effect on the performance of our Structured Business. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CLOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may reduce the level of investor demand for such securities.

The debt facilities that we use to finance our investments may require us to provide additional collateral.

If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lenders can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, lenders may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CLOs, credit facilities, and other borrowings. The leverage we employ varies depending on the types of assets being financed, availability of favorable credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real property subject to debt obligations. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase our financing cost relative to the income that we can derive from our assets.

Our debt service payments reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, in such event, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

We may guarantee some of the leverage and contingent obligations of our subsidiaries.

We may guarantee the performance of the obligations of our subsidiaries, including credit facilities, repurchase agreements, derivative agreements and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital invested in our subsidiary and there is no assurance that we will have sufficient capital to cover any such losses.

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

The terms of CLOs will generally provide that the principal amount of investments must exceed the principal balance of the CLO bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CLO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral value or cash flow levels, the cash flow otherwise payable on subordinated bonds, which may be held by us, may be redirected to repay senior classes of CLO bonds until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive interest payments from assets pledged to secure CLOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CLOs will increase. With respect to future CLOs we may issue, we cannot assure that the terms of the delinquency tests, over-collateralization requirements and interest coverage terms, cash flow release mechanisms or other significant terms will be favorable to us. Failure to obtain favorable terms with regard to these matters may adversely affect our cash flow and profitability.

We may not be able to find suitable replacement investments for CLO reinvestment periods.

CLOs have defined periods during which principal payments on assets held in the CLO can be reinvested, commonly referred to as a reinvestment period. Our ability to find investments during the reinvestment period that meet the criteria set forth in the CLO governing documents may determine the success of our CLOs. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CLO liabilities and may cause us to reduce the life of the CLO and accelerate the amortization of certain fees and expenses.

We may be required to repurchase loans that we have sold or to indemnify holders of our CLOs.

If any of the loans we originate or acquire and sell or securitize through CLOs do not comply with representations and warranties we make about the loans, the borrowers and the underlying properties, we may be required to repurchase those loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

Through our Private Label platform we engage in securitization transactions relating to real estate mortgage loans that expose us to potentially material risks.

Securitizations and other similar transactions generally require us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may adversely affect our financial results. In connection with engaging in securitization transactions, we perform due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets.

Securitization transactions also require us to prepare marketing and disclosure materials, including term sheets, offering documents, and prospectuses, that include disclosures regarding the proposed securitization and the assets being securitized. If our marketing and disclosure materials are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state law for damages to third parties that invest in these securitizations, including in circumstances where we relied on a third party in preparing accurate disclosures, and we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we may retain various third-party service providers when we engage in securitization transactions, including special servicers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against claims and losses they may suffer in connection with the provision of services to us and/or the securitization vehicle. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

The securitization market is subject to an evolving regulatory environment that may affect certain aspects of these activities.

As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or B Piece bonds in our CLO and Private Label securitizations, this could reduce our returns on these transactions.

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current investment strategy for our Structured Business emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due to changes in interest rates. Fixed rate investments, however, may experience changes in value as interest rates change. The majority of our interest-earning assets and interest-bearing liabilities in our Structured Business have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including interest rate swaps, caps, floors and other derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging involves certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot give assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our statement of income.

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

In addition, hedging instruments involve risk since they currently are often not guaranteed by an exchange or clearing house. The enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in a default. Default by our counterparty may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the applicable counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

Risks Relating to Regulatory Matters

If our Agency Business fails to comply with the regulations and program requirements of the GSEs and HUD, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing GSE and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct the Agency Business, which could materially and adversely affect our financial results.

Our Agency Business is subject to federal, state and local laws and regulations, and the regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires the Agency Business to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires its DUS lenders to maintain collateral, which may include pledged securities, for their risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

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

Failure to maintain certain qualifications and licenses could adversely affect our results of operations.

Current laws and regulations impose qualification and licensing obligations on our business, in addition to imposing requirements and restrictions affecting, among other things: loan originations, interest rates, finance and other fees that we may charge, disclosures to borrowers, the terms of secured transactions, collection, repossession and claims handling procedures, personnel qualifications and other trade practices. Our business is also subject to inspection by certain state regulatory authorities. Any failure to comply with these requirements could result in a variety of consequences, including but not limited to the loss of the licensure required to originate, sell, or service loans, the inability to procure additional approvals or licenses, the inability to enforce our contracts, and administrative enforcement actions.

Failure to maintain an exemption from regulation as an investment company under the Investment Company Act would adversely affect our results of operations.

We conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940 (the “Act”). Pursuant to Section 3(c)(5)(C) of the Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are currently exempted from regulation thereunder. The SEC has provided guidance on the availability of this exemption and generally requires an exempt company to maintain at least 55% of its assets directly in “qualifying real estate interests.” To be considered a qualifying real estate interest test, an investment must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, may not qualify for purposes of the 55% test. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ability to invest in these types of loans and equity interests may be limited by the Act. There can be no assurance that the laws and regulations governing the applicability of the Act to REITs, including those of the SEC’s regarding the 55% test, will not change in a manner that adversely affects our operations. To the extent that we do not comply with the 55% test, another exemption or exclusion from registration under the Act or if the SEC no longer permits our exemption, we may be classified as an investment company. In that event, we could, among other things, be required to either (a) substantially change the manner in which we conduct our operations to avoid registration or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company, we would become subject to regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Act) and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

One of our subsidiaries is required to register under the Investment Advisors Act, and is subject to regulation under that Act.

One of our subsidiaries is subject to the extensive regulation prescribed by the Investment Advisers Act of 1940 (the “Advisors Act”). The SEC oversees our activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Advisers Act, including record-keeping, advertising, operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Advisers Act are designed to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our subsidiary or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Advisors Act may require us to incur additional costs, and these costs may be material.

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

Currently, the Agency Business originates most of its loans for sale through GSE and HUD programs and a substantial majority of our servicing rights are derived from loans we sell through GSE and HUD programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we may originate with the GSEs, which in turn would lead to a reduction in our fee and interest income and our servicing revenue.

Conservatorships of the GSEs

The Federal Housing Finance Agency ("FHFA,") the GSEs' regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs' assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether they will continue to exist following conservatorship. In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of "contraction" of the GSEs' multifamily businesses to "maintaining" the businesses.

Housing Finance Reform

In the past, federal legislation has been proposed to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs' activities prior to being wound down or placed into receivership. It is unclear at this time what the Biden administration’s views are with respect to the future of the GSE’s.

We expect Congress will continue to consider housing finance reform, including conducting hearings and considering legislation that could alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

In November 2020, the FHFA released the GSE 2020 Scorecard (“2020 Scorecard”) which established Fannie Mae’s and Freddie Mac’s loan origination caps at $70 billion each, for a combined total opportunity of $140 billion (“2021 Caps”) and will run for a four-quarter period through the end of 2021. The 2021 Caps apply to all multifamily business and has no exclusions. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Cybersecurity Risks

If we are unable to safeguard against cybersecurity breaches and cyber-attacks with respect to our information systems, our business may be adversely affected.

Cybersecurity incidents and cyber-attacks, which include malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could penetrate our security systems and access sensitive information about our business and employees. Any misappropriation, loss or unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our borrowers, employees, third parties and investors. We could also incur significant costs in implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could become subject to litigation as a result of any cybersecurity breach. We have not experienced any material misappropriation, loss or unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, a cybersecurity breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

Risks Related to Our Corporate and Ownership Structure

We may be significantly influenced by ACM and our chief executive officer.

Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 11% of the voting power of our outstanding stock as of December 31, 2020. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 12% of the voting power of our outstanding stock as of December 31, 2020. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors which could discourage a change of control of us.

In order to qualify as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year. To prevent that from occurring, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 5% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 5%, by value, of our outstanding shares of stock of all classes or series, in the aggregate.

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

Our Board of Directors have approved resolutions under our charter allowing our chief executive officer and ACM, in relation to our chief executive officer’s controlling equity interest, a former director, as well as four outside investors, to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2022, 2023 and 2021, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to corporate tax and could face a substantial tax liability.

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

Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

●	We would be taxed as a domestic corporation, which, among other things, means we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at corporate rates;
●	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and
●	Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through taxable subsidiary corporations, the income of which is subject to federal and state income tax.

The Agency Business may have adverse tax consequences.

As REITs, we and our subsidiary, Arbor Realty SR, Inc. (“ARSR”) generally may not directly hold certain assets and conduct certain operations in connection with the Agency Business. As a result, we are holding those assets and operations through taxable REIT subsidiaries (each, a “TRS”) of ARSR, which are subject to corporate income tax. Moreover, under the REIT asset tests, no more than 20% of our total gross assets may consist of the stock or other securities of one or more TRSs. In addition, although dividends payable by TRSs constitute qualifying income for purposes of the 95% REIT gross income test, they are non-qualifying income for purposes of the 75% REIT gross income test. Accordingly, if the value of our Agency Business or the income generated thereby increases relative to the value of our other, REIT-compliant assets and income, we or ARSR may fail to satisfy one or more of the Internal Revenue Code requirements applicable to REITs. Although the Agency Business is not expected to adversely affect our ability, or that of ARSR, to continue to qualify as a REIT in the future, no assurances can be given in that regard.

The “taxable mortgage pool” rules may increase the taxes that we may incur and reduce the amount of our distributions to our stockholders.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. So long as 100% of the equity interests in a taxable mortgage pool are owned by an entity that qualifies as a REIT, including ARSR, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other tax benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. To the extent that we elect to retain excess inclusion income attributable to the taxable mortgage pool rather than passing it through to our stockholders, we may incur corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to our stockholders by the amount of tax paid by us.

The “taxable mortgage pool” rules may limit the manner in which we effect future securitizations.

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

To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting securities, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 20% of the value of our total assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, or, if we fail to liquidate the applicable investments, we may lose our status as a REIT.

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

Among the factors that could adversely affect our results of operations and impair our ability to make distributions to our stockholders are:

●	Use of funds and our ability to make profitable structured finance investments;
●	Defaults in our asset portfolio or decreases in the value of our portfolio;
●	Anticipated operating expense levels may not prove accurate, as actual results may vary from estimates; and
●	Increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness.

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

The present U.S. federal income tax treatment of REITs and their stockholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

The Tax Cuts and Jobs Act enacted in 2017 (“Tax Reform Act”) made substantial changes to the Internal Revenue Code. Among those changes for corporations, beginning in 2018, the corporate federal tax rate (which impacts our TRS) was reduced from 35% to 21%; various deductions were eliminated or modified, including substantial limitations on the deductibility of interest; and the deductions of net operating losses became subject to certain additional limitations. Ordinary dividends paid by a REIT (including dividends that we pay that are not capital gain dividends or “qualified dividend income”) are generally eligible for a 20% deduction from the applicable marginal rate. Therefore, the top marginal rate on such dividends is generally 29.6% (80% of the top marginal rate of 37%).

A portion of our dividends (including dividends received from our TRS) may be eligible for preferential rates as “qualified dividend income,” which has a top individual tax rate of 20% to U.S. stockholders. In addition, certain U.S. stockholders who are individuals, trusts or estates, and whose income exceeds certain thresholds, are required to pay a 3.8% medicare tax on our dividends and gain from the sale of our stock.

Furthermore, certain provisions of the Tax Reform Act and the recently enacted legislation including the CARES Act and the Consolidated Appropriations Act, 2021 still require guidance through the issuance of treasury regulations in order to assess their scope and impact to us. There may be a substantial delay before the issuance of such treasury regulations, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be further technical corrections legislation proposed with respect to the provisions of the recently enacted legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders.

The tax and economic policy proposals unveiled by the Biden administration during President Biden’s campaign for the U.S. Presidency includes numerous provisions that would affect both individual and business taxes. Among the known business tax proposals favored by the Biden administration is an increase in the corporate tax rate from the current corporate rate of 21% as enacted under the Tax Reform Act. As the scope of the tax and economic policy agenda of the Biden administration is currently uncertain, we cannot determine how such proposals would impact us or our stockholders.

General Risks

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to a number of factors beyond our control, including the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies, our financial performance, and general stock and bond market conditions.

The market value of our stock is based primarily on the market's perception of our growth potential and our current and future earnings and dividends. Consequently, our stock may trade at prices that are higher or lower than its book value. If our future earnings or dividends are less than expected, it is likely that the market price of our stock will diminish.

At times, stock markets experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations may be unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our stock. If the market price of our stock declines, you may not realize any return on your investment and may lose some or all of your investment.

Companies that experience volatility in the market price of their stock may be subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management's attention from other business concerns, which could also harm our business.

We depend on key personnel for our future success, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, on our ability to hire and retain a sufficient number of qualified personnel, including our executive officers. The nature of our executive officers' experience and the extent of the relationships they have developed with owners of multifamily and commercial properties and financial institutions are important to our success. We cannot assure their continued employment as our officers. The loss of services of certain of our executive officers could harm our business and prospects.

The adverse resolution of a lawsuit could have a material adverse effect on our financial condition and results of operations.

The adverse resolution of litigation brought against us or any of our assets could have a material adverse effect on our financial condition and results of operations. See Note 15 for information on current litigation.

The impact of any future terrorist attacks and the availability of terrorism insurance expose us to certain risks.

Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have an adverse impact on the U.S. financial markets, real estate markets and/or the economy in general. We cannot predict the effect that any such future events would have on our business or the credit quality of our loans and investments.

The Terrorism Risk Insurance Act (“TRIA”), requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

The impact of any future laws, and amendments to current laws, may impact our business.

Future federal and state legislation could impose additional obligations or restrictions with respect to our business, adversely impacting our revenue and/or expenses. It is difficult to predict the exact nature of any future legislative or regulatory initiatives and the extent to which they may impact our business, financial condition, or results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 11, 2021, there were 72,621 record holders of our common stock, including persons holding shares in broker accounts under street names.

We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table presents information as of December 31, 2020 regarding the 2020 Amended Omnibus Stock Incentive Plan, as amended and restated (the “2020 Plan”), which is our only equity compensation plan.

	Number of Securities	Weighted Average	Number of
	to be Issued Upon	Exercise Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding Options,	Options, Warrants	Available for
Plan Category	Warrants and Rights	and Rights	Future Issuance
Equity compensation plans approved by security holders:
2020 Plan (1)	–	N/A	5,380,635
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	–	N/A	5,380,635

(1)    On June 3, 2020, the stockholders authorized the issuance of an additional 5,000,000 shares of our common stock to be used for grants under the 2020 Plan.

Stockholder Return

The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2015 to December 31, 2020. The graph assumes a $100 investment on January 1, 2016 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from S&P Global Market Intelligence.

Total Return Performance
350
300
250
200
150
100
50
Index Value
Arbor Realty Trust, Inc.
Russell 2000 Index
NAREIT All REIT Index
FTSE NAREIT Mortgage REITs Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Arbor Realty Trust, Inc.	100.00	113.81	144.09	187.38	290.80	320.00
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
NAREIT All REIT Index	100.00	109.28	119.41	114.51	146.66	138.06
FTSE NAREIT Mortgage REITs Index	100.00	122.85	147.16	143.45	174.05	141.38

In accordance with SEC rules, this “Stockholder Return” section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the sections of this report entitled “Forward-Looking Statements,” “Risk Factors” and “Selected Financial Data,” along with the historical consolidated financial statements including related notes, included in this report.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans and originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and APL certificates of the securitization.

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

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. If interest rates were to rise, it is likely that income from these investments would be significantly and negatively impacted, particularly from our investment in a residential mortgage banking business, since rising interest rates generally decrease the demand for residential-real estate loans and the number of loan originations. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

COVID-19 Impact. The global outbreak of COVID-19 that began in early 2020 has forced many countries, including the U.S., to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect the effects of the COVID-19 pandemic to continue to negatively impact our financial performance and operating results during 2021.

Significant Developments During 2020

Capital Markets Activity.

●	We raised $524.7 million of capital through issuances of senior unsecured debt and common stock issuances through a public offering and an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”). We used a significant portion of the net proceeds to redeem secured indebtedness and make investments and also used $37.7 million to purchase OP Units and common shares; and
●	We filed a shelf registration statement as a "well-known seasoned issuer," which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The shelf registration statement was declared effective upon filing.

Financing Activity.

●	We closed our thirteenth collateralized securitization vehicle (CLO XIII) totaling $800.0 million of real estate related assets and cash, of which $668.0 million of investment grade notes were issued to third party investors and $70.0 million of below investment-grade notes and a $62.0 million equity interest in the portfolio were retained by us;
●	We closed our first Private Label multifamily mortgage loan securitization totaling $727.2 million and retained the APL certificates totaling $63.6 million;
●	We completed the unwind of CLO VIII, redeeming $282.9 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO XIII), as well as with cash held by CLO VIII;
●	We completed the unwind of our $70.0 million Luxembourg commercial real estate debt fund (“Debt Fund”) and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020; and
●	We increased the capacity of our credit facilities and repurchase agreements by approximately $420.0 million primarily by increasing the capacity of existing facilities.

Adoption of Current Expected Credit Losses (“CECL”). The new CECL guidance, which we adopted on January 1, 2020, requires companies to estimate the expected lifetime credit loss of an asset over its contractual term with quarterly updates. During 2020, we recorded a $74.6 million net credit loss provision under CECL. See Note 2 for details.

Agency Business Activity.

●	Loan originations and sales totaled $6.71 billion and $6.59 billion, respectively, and our fee-based servicing portfolio grew 23% to $24.63 billion from $20.06 billion at December 31, 2019. Our loan sales and servicing portfolio totals include the Private Label loans sold and securitized in May 2020; and
●	We recorded losses on derivative instruments totaling $58.3 million, primarily related to our over-the-counter interest rate swap futures (“Swap Futures”) held to hedge interest rate exposure on our Private Label loans until they are securitized.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 28% to $5.48 billion on loan originations totaling $2.43 billion, partially offset by loan runoff totaling $1.21 billion; and
●	We recorded income of $75.7 million and received $43.2 million of cash distributions from our residential mortgage business joint venture.

Dividend. We raised our quarterly common dividend for the past three consecutive quarters to $0.33 per share, a 10% increase over the dividend declared in the fourth quarter of 2019 of $0.30 per share.

Current Market Conditions, Risks and Recent Trends

As discussed throughout this report, the COVID-19 pandemic has impacted the global economy in an unprecedented way, swiftly halting activity across many industries, and causing significant disruption and liquidity constraints in many market segments, including the financial services, real estate and credit markets. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic remains unclear. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and could trigger a period of global economic slowdown. Adverse economic conditions have and may continue to result in declining real estate values, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could significantly impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The pandemic has caused a dislocation in the capital markets resulting in a reduction of available liquidity. Many commercial mortgage REITs are suffering from the reduced available liquidity as access to capital is critical to grow their business. Despite this reduction in liquidity, subsequent to the first quarter of 2020 we raised $233.6 million through two private placement debt offerings and common stock issuances through a public offering and our “At-The-Market” equity offering sales agreements.

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore, this lack of liquidity has not and should not, impact our ability to grow this business. However, our Structured Business is more reliant on the capital markets to grow, and therefore, a lack of liquidity could limit our ability to grow this business. In our Structured Business, 81% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

The federal government, Fannie Mae and Freddie Mac have made certain forbearance and non-eviction programs available to borrowers and tenants should they need to counteract any short-term pressure on their properties from COVID-19 and its impact on the economy. For borrowers, in order to qualify for a forbearance, they need to demonstrate they have been adversely affected by the pandemic and their ability to make their loan payments has been impacted. All loan and rent payments that are suspended remain the obligations of the borrowers and tenants.

As of December 31, 2020, our Agency Business had approved forbearances related to approximately 0.5% of our $18.27 billion Fannie Mae DUS portfolio and approximately 5.2% of our $4.88 billion Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress during 2021.

Interest rates have trended downward during 2020 and remain at historically low levels. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. However, we are somewhat insulated from decreasing interest rates, since a large portion of our structured loan portfolio has LIBOR floors, which could increase our net interest income in the future if rates remain at these historically low levels. Conversely, if interest rates were to rise, it could negatively impact our net interest income. An increase in rates would cause an increase in interest expense as most of our debt is variable. However, since a large portion of our structured loan portfolio has LIBOR floors that are in the money, any increase in interest income due to rising interest rates is not likely to be as substantial as the corresponding increase in interest expense.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2020, the FHFA released the 2020 Scorecard which established Fannie Mae’s and Freddie Mac’s loan origination caps at $70 billion each, for a combined total opportunity of $140 billion, and will run for a four-quarter period through the end of 2021. The new caps apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven business or affordable housing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets – Comparison of balances at December 31, 2020 to December 31, 2019:

Our Structured loan and investment portfolio balance was $5.48 billion and $4.28 billion at December 31, 2020 and 2019, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $1.23 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.23% and 5.98% at December 31, 2020 and 2019, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.80% and 6.68% at December 31, 2020 and 2019, respectively. Advances on our financing facilities totaled $4.92 billion and $3.93 billion at December 31, 2020 and 2019, respectively, with a weighted average funding cost of 2.64% and 3.82%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 3.03% and 4.35% at December 31, 2020 and 2019, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2020	2019
Loans originated (1)	$2,433,679	$2,803,251
Number of loans	137	173
Weighted average interest rate	5.67%	6.50%

(1) We committed to fund six SFR build-to-rent bridge loans totaling $197.8 million in the third and fourth quarters of 2020.

Loans paid-off / paid-down	$1,208,071	$1,748,387
Number of loans	85	137
Weighted average interest rate	6.56%	7.36%

Loans extended	$748,640	$808,140
Number of loans	43	45

Loans held-for-sale from the Agency Business increased $125.6 million, primarily related to loan originations exceeding sales by $124.2 million as noted in the following table (in thousands). Loan sales includes $727.2 million of Private Label loans which were sold in connection with our first Private Label multifamily mortgage loan securitization in the second quarter of 2020.

	Loan
	Originations	Loan Sales
Fannie Mae	$5,041,925	$4,771,113
Freddie Mac	960,508	816,802
Private Label	382,191	727,154
FHA	327,345	272,659
Total	$6,711,969	$6,587,728

Capitalized mortgage servicing rights increased $93.6 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At December 31, 2020, the weighted average estimated life remaining of our MSRs was 8.6 years.

Investments in equity affiliates increased $32.5 million, due to income from our investment in a residential mortgage banking business of $75.7 million, partially offset by $43.2 million in cash distributions received from the same investment.

Real estate owned decreased $11.7 million, primarily due to the sale of our hotel property.

Other assets increased $56.3 million, primarily due to an increase in our operating lease right-of-use assets as a result of office lease extensions and the reclassification of our SFR bond from securities held-to-maturity.

Liabilities – Comparison of balances at December 31, 2020 to December 31, 2019:

Credit facilities and repurchase agreements increased $556.6 million, primarily due to funding of new structured loan activity and loan originations exceeding sales by $124.2 million in our Agency Business as described above, partially offset by a paydown in our securities repurchase facilities that contained margin call provisions.

Collateralized loan obligations increased $387.2 million, primarily due to the issuance of a new CLO, where we issued $668.0 million of notes to third party investors, partially offset by the unwind of a CLO totaling $282.9 million.

We completed the unwind of our $70.0 million Debt Fund.

Senior unsecured notes increased $343.0 million, primarily due to our issuances of $275.0 million of 4.50% notes and $70.8 million of 8.00% notes.

Convertible senior unsecured notes decreased $16.2 million, primarily due to partial redemption of our 5.25% convertible notes.

Allowance for loss-sharing obligations increased $29.7 million, primarily due to the adoption of CECL in the first quarter of 2020. See Note 2 for details.

Other liabilities increased $63.3 million, primarily due to an increase in our operating lease liabilities as a result of office lease extensions and an increase in accrued compensation.

Equity

During 2020, we sold 14,790,121 shares of our common stock through a public offering and our “At-The-Market” agreement and issued 368,498 shares of common stock in connection with settlements of our convertible notes. We also repurchased 4,184,394 shares of our common stock and OP Units from ACM and certain of its members and repurchased 993,106 shares of our common stock under our share repurchase program.

Distributions

The following table presents dividends declared (on a per share basis) for 2020:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
July 29, 2020	$0.31	July 29, 2020	$0.515625	$0.484375	$0.53125
October 28,2020	$0.32	October 28,2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020. The dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020. The dividend declared on July 29, 2020 was for June 1, 2020 through August 31, 2020. The dividend declared on October 28, 2020 was for September 1, 2020 through November 30, 2020.

Common Stock – On February 17, 2021, the Board of Directors declared a cash dividend of $0.33 per share of common stock. The dividend is payable on March 19, 2021 to common stockholders of record as of the close of business on March 3, 2021.

Preferred Stock – On February 1, 2021, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2020 through February 28, 2021 and are payable on March 1, 2021 to preferred stockholders of record on February 15, 2021.

Deferred Compensation

During 2020, we issued 360,885 shares of restricted stock to our employees (including our chief executive officer) and 52,735 shares to the independent members of the Board of Directors. Our chief executive officer was also granted 275,569 shares of performance-based restricted stock units and 313,152 shares of performance-based restricted stock as a result of achieving goals related to the integration of our 2016 acquisition of ACM's agency platform (the “Acquisition”).

Our chief executive officer net settled 421,348 shares of fully vested performance-based restricted stock units for 215,014 common shares and 357,569 shares of fully vested performance-based restricted stock for 182,467 common shares. We also withheld 158,722 shares of restricted common stock from our employees (including our chief executive officer) to net settle and pay their respective withholding taxes in connection with awards that vested. See Note 17 for details of our deferred compensation transactions.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2020
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$18,268,268	2,712	2.8	9.0	97%	3%	4.12%	6.40%	0.33%
Freddie Mac	4,881,080	1,413	2.6	11.7	88%	12%	3.99%	11.47%	0.65%
FHA	752,116	89	3.0	32.9	100%	—%	3.39%	33.60%	—%
Private Label	726,992	40	1.0	9.1	100%	—%	3.81%	—%	—%
Total	$24,628,456	4,254	2.7	10.3	95%	5%	4.06%	8.05%	0.37%

	December 31, 2019
Fannie Mae	$14,832,844	2,349	3.0	8.6	95%	5%	4.52%	11.37%	0.23%
Freddie Mac	4,534,714	1,475	2.2	12.6	96%	4%	4.23%	11.37%	0.57%
FHA	691,519	92	3.6	32.1	100%	—%	3.71%	3.98%	0.00%
Total	$20,059,077	3,916	2.9	10.3	95%	5%	4.43%	11.12%	0.30%

(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of December 31, 2020 and 2019, delinquent loans totaled $91.3 million and $59.2 million, respectively, of which $19.6 million and $33.5 million, respectively, were in the foreclosure process. In addition, as of December 31, 2019, loans collateralizing our servicing portfolio totaling $3.2 million were in bankruptcy.

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

Comparison of Results of Operations for Years Ended 2020 and 2019

The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2020	2019	Amount	Percent

Interest income	$339,465	$315,940	$23,525	7%
Interest expense	169,216	186,399	(17,183)	(9)%
Net interest income	170,249	129,541	40,708	31%
Other revenue:
Gain on sales, including fee-based services, net	94,607	65,652	28,955	44%
Mortgage servicing rights	165,517	90,761	74,756	82%
Servicing revenue, net	54,385	54,542	(157)	—%
Property operating income	3,976	9,674	(5,698)	(59)%
Loss on derivative instruments, net	(58,335)	(1,962)	(56,373)	nm
Other income, net	4,109	1,178	2,931	nm
Total other revenue	264,259	219,845	44,414	20%
Other expenses:
Employee compensation and benefits	144,380	122,102	22,278	18%
Selling and administrative	37,348	40,329	(2,981)	(7)%
Property operating expenses	4,898	10,220	(5,322)	(52)%
Depreciation and amortization	7,640	7,510	130	2%
Impairment loss on real estate owned	—	1,000	(1,000)	nm
Provision for loss sharing (net of recoveries)	14,822	1,147	13,675	nm
Provision for credit losses (net of recoveries)	61,110	—	61,110	nm
Total other expenses	270,198	182,308	87,890	48%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	164,310	167,078	(2,768)	(2)%
Loss on extinguishment of debt	(3,546)	(7,439)	3,893	(52)%
Loss on sale of real estate	(375)	—	(375)	nm
Income from equity affiliates	76,161	10,635	65,526	nm
Provision for income taxes	(40,393)	(15,036)	(25,357)	169%
Net income	196,157	155,238	40,919	26%
Preferred stock dividends	7,554	7,554	—	—
Net income attributable to noncontrolling interest	25,208	26,610	(1,402)	(5)%
Net income attributable to common stockholders	$163,395	$121,074	$42,321	35%

nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2020			2019
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$4,402,763	$259,845	5.90%	$3,331,336	$239,955	7.20%
Preferred equity investments	207,736	22,701	10.93%	180,336	20,679	11.47%
Mezzanine / junior participation loans	174,622	15,421	8.83%	183,324	22,529	12.29%
Other	82,604	4,968	6.01%	36,796	1,130	3.07%
Core interest-earning assets	4,867,725	302,935	6.22%	3,731,792	284,293	7.62%
Cash equivalents	382,303	2,958	0.77%	382,492	5,548	1.45%
Total interest-earning assets	$5,250,028	$305,893	5.83%	$4,114,284	$289,841	7.04%

Structured Business interest-bearing liabilities:

CLO	$2,462,799	$56,800	2.31%	$1,816,217	$80,094	4.41%
Warehouse lines	985,693	34,444	3.49%	871,407	43,018	4.94%
Unsecured debt	877,420	52,378	5.97%	488,865	32,930	6.74%
Trust preferred	154,336	5,911	3.83%	154,336	8,314	5.39%
Debt fund	22,378	1,431	6.38%	70,000	5,446	7.78%
Total interest-bearing liabilities	$4,502,626	150,964	3.35%	$3,400,825	169,802	4.99%
Net interest income		$154,929			$120,039
(1)	Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to increases of $16.1 million, or 6%, from our Structured Business and $7.5 million, or 29%, from our Agency Business. The increase from our Structured Business was primarily due to a 30% increase in our average core interest-earning assets, as a result of loan originations exceeding loan runoff, partially offset by an 18% decrease in the average yield on core interest-earning assets, largely due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR rate and default interest and fees on a loan that paid off during 2019. The increase from our Agency Business was primarily due to an increase in the average loans held-for-sale as a result of higher originations, which includes Private Label loan originations prior to securitization in May 2020, partially offset by a decrease in the 10-year treasury note rate in 2020.

The decrease in interest expense was due to a decrease of $18.8 million, or 11%, from our Structured Business, partially offset by an increase of $1.7 million, or 10%, from our Agency Business. The decrease in our Structured Business was the result of a 33% decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and lower rates on recently issued debt, partially offset by a 32% increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the recent issuance of additional unsecured debt. The increase from our Agency Business was primarily due to an increase in the average debt balance used to finance the increase in the average loans held-for-sale balance, partially offset by a decrease in the average LIBOR rate.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 50% increase ($2.19 billion) in loan sales volume.

The increase in income from MSRs was primarily due to a 41% increase in loan commitment volume, along with a 29% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.88% to 2.43%, mainly due to an increase in the average servicing fee on loan commitments.

Other Revenue

Property operating income and expenses both decreased in 2020 as a result of lower occupancy and closure of the hotel property for most of the second quarter as a result of the COVID-19 pandemic, as well as from the sale of the hotel in September 2020. See Note 9.

The increase in loss on derivative instruments was primarily due to losses recognized in our Agency Business on Swap Futures held in connection with our Private Label loans. See Note 13 for details.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase in commissions in our Agency Business in connection with higher loan sales volume, as well as increased headcount in both businesses associated with each business’s portfolio growth, including the full period impact in 2020 of new hires in 2019.

The decrease in selling and administrative expenses was primarily due to a $2.4 million decline in the Structured Business. Legal and consulting costs were lower as transactions and projects that were terminated or completed in 2019 did not recur in 2020. Administrative expenses were also lower in 2020 as a result of the COVID-19 pandemic due to travel restrictions and fewer events. These decreases were partially offset by a $2.5 million litigation settlement we recorded related to the hotel property that we sold in the third quarter of 2020.

The increases in provision for loss sharing and provision for credit losses were primarily due to CECL reserves recorded in connection with the adoption of Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) in 2020. See Note 2 for details.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2020 was primarily due to losses recognized in connection with the unwind of both CLO VIII and the Debt Fund. The loss on extinguishment of debt in 2019 was primarily due to the exchange transactions of our convertible notes. See Note 11 for details.

Income from Equity Affiliates

Income from equity affiliates in 2020 and 2019 primarily reflects income from our investment in a residential mortgage banking business of $75.7 million and $7.2 million, respectively, and distributions from an equity investment totaling $1.1 million and $3.5 million, respectively.

Provision for Income Taxes

In 2020, we recorded a tax provision of $40.4 million, which consisted of a current tax provision of $35.7 million and a deferred tax provision of $4.7 million. In 2019, we recorded a tax provision of $15.0 million, which consisted of a current tax provision of $14.9 million and a deferred tax provision of $0.2 million. The tax provision increase is primarily due to an increase in income generated from our residential mortgage banking business joint venture and growth in our Agency Business.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 17,560,633 OP Units and 20,484,094 OP Units outstanding as of December 31, 2020 and 2019, respectively, which represented 12.5% and 15.7% of our outstanding stock at December 31, 2020 and 2019, respectively.

Comparison of Results of Operations for Years Ended 2019 and 2018

For a discussion of our results of operations for the year ended 2019 compared to 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 14, 2020, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.

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

We are monitoring the COVID-19 pandemic and its impact on our financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve. To the extent that our financing sources, borrowers and their tenants continue to be impacted by the pandemic, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

We had approximately $4.92 billion in total structured debt outstanding at December 31, 2020. Of this total, approximately $3.64 billion, or 74%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $1.28 billion of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms may be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $400 million in cash and available liquidity as well as other liquidity sources, including our $24.63 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $112.0 million a year in recurring cash flow.

At December 31, 2020, we had $86.5 million of securities financed with $38.5 million of debt that was subject to margin calls related to changes in interest spreads. During 2020, we significantly reduced the UPB of this debt by $178.6 million to $38.5 million through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020.

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

Cash Flows. Cash flows provided by operating activities totaled $55.2 million during the year ended December 31, 2020 and consisted primarily of net income of $196.2 million, partially offset by net cash outflows of $121.6 million as a result of loan originations exceeding loan sales in our Agency Business.

Cash flows used in investing activities totaled $1.16 billion during the year ended December 31, 2020. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations from our Structured Business totaling $2.38 billion, net of payoffs and paydowns of $1.24 billion, resulted in net cash outflows of $1.13 billion. Cash outflows also included $37.9 million to purchase APL certificates in connection with our Private Label securitization in the second quarter of 2020.

Cash flows provided by financing activities totaled $1.13 billion during the year ended December 31, 2020 and consisted primarily of net cash inflows of $557.6 million from debt facility activities (financed loan originations were greater than facility paydowns), net proceeds of $384.9 million from CLO activity, $345.8 million received from the issuances of senior unsecured notes and $183.6 million received from common stock issuances, partially offset by, $173.1 million of distributions to our stockholders and OP Unit holders, $70.0 million for the unwind of the Debt Fund and $32.2 million for the redemption of OP units.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of December 31, 2020. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $9.2 million of cash collateral. See Note 15 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2020
				Maturity
Debt Instruments	Commitment (1)	UPB (2)	Available	Dates (3)
Structured Business
Credit facilities and repurchase agreements	$1,943,726	$1,286,100	$657,626	2021 - 2022
Collateralized loan obligations (4)	2,532,343	2,532,343	—	2021 - 2025
Senior unsecured notes	670,750	670,750	—	2023 - 2027
Convertible senior unsecured notes	278,300	278,300	—	2021 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	5,579,455	4,921,829	657,626

Agency Business
Credit facilities (5)	2,275,000	952,622	1,322,378	2021
Consolidated total	$7,854,455	$5,874,451	$1,980,004
(1)	Includes temporary increases to committed amounts which have not expired as of December 31, 2020.
(2)	Excludes the impact of deferred financing costs.
(3)	See Note 15 for a breakdown of debt maturities by year.
(4)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2020.
(5)	The Multifamily As Soon as Pooled ® Plus (“ASAP”) agreement we have with Fannie Mae has no expiration date.

These debt facilities, including their restrictive covenants, are described in Note 11.

Off-Balance-Sheet Arrangements. At December 31, 2020, we had no off-balance-sheet arrangements.

Inflation. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally would not have a significant effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. See “Quantitative and Qualitative Disclosures about Market Risk” below.

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

Non-GAAP Financial Measures

Distributable Earnings. Beginning in the fourth quarter of 2020, we changed the name of our non-GAAP financial measure from core earnings to distributable earnings. Although calculated the same way as core earnings, we believe the name change to distributable earnings better reflects what this non-GAAP financial measure presents.

We are presenting distributable earnings because we believe it is an important supplemental measure of our operating performance and is useful to investors, analysts and other parties in the evaluation of REITs and their ability to provide dividends to stockholders. Dividends are one of the principal reasons investors invest in REITs. To maintain REIT status, REITs are required to distribute at least 90% of their REIT-taxable income. We consider distributable earnings in determining our quarterly dividend and believe that, over time, distributable earnings is a useful indicator of our dividends per share.

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, the tax impact on cumulative gains/losses on derivative instruments associated with Private Label loans sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax (benefit) provision, CECL provisions for credit losses (adjusted for realized losses as described below) and amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt.

We reduce distributable earnings for realized losses in the period we determine that a loan is deemed nonrecoverable in whole or in part. Loans are deemed nonrecoverable upon the earlier of: (i) when the loan receivable is settled (i.e. when the loan is repaid, or in the case of foreclosure, when the underlying asset is sold); or (ii) when we determine that it is nearly certain that all amounts due will not be collected. The realized loss amount is equal to the difference between the cash received, or expected to be received, and the book value of the asset.

Distributable earnings is not intended to be an indication of our cash flows from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of distributable earnings may be different from the calculations used by other companies and, therefore, comparability may be limited.

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018

Net income attributable to common stockholders	$163,395	$121,074	$108,312
Adjustments:
Net income attributable to noncontrolling interest	25,208	26,610	32,185
Income from mortgage servicing rights	(165,517)	(90,761)	(98,839)
Deferred tax provision (benefit)	4,726	150	(12,033)
Amortization and write-offs of MSRs	65,979	71,105	73,182
Depreciation and amortization	11,486	11,194	10,825
Loss on extinguishment of debt	3,546	7,439	5,041
Provision for credit losses, net	73,402	1,193	6,785
Loss (gain) on derivative instruments, net	43,596	1,687	(6,672)
Stock-based compensation	9,046	9,515	6,095
Distributable Earnings (1)	$234,867	$159,206	$124,881
Diluted distributable earnings per share (1)	$1.75	$1.37	$1.33
Diluted weighted average shares outstanding (1)	133,969,296	116,192,951	93,642,168
(1)	Amounts are attributable to common stockholders and OP Units holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

As noted above, we changed the name of our non-GAAP financial measure from core earnings to distributable earnings in the fourth quarter of 2020. Core earnings was introduced as our non-GAAP performance measure in the first quarter of 2020 as a replacement of adjusted funds from operations (“AFFO”). Core earnings was comparable to the previous AFFO metric, revised to exclude provisions for credit losses (including CECL) related to our structured loan portfolio, securities held-to maturity and loss-sharing obligations related to the Fannie Mae program. Prior period amounts presented in the table above have been conformed to reflect these changes.

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

Real Estate Values and Credit Risk. Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multifamily and commercial property values, net operating income derived from such properties, and borrowers’ credit ratings are subject to volatility and may be negatively affected by a number of factors, including, but not limited to, events such as natural disasters, acts of war, terrorism, local economic and/or real estate conditions (such as industry slowdowns, oversupply of real estate space, occupancy rates, construction delays and costs) and other macroeconomic factors beyond our control. The performance and value of our loan and investment and servicing portfolios depend on the borrowers’ ability to operate the properties that serve as collateral so that they produce adequate cash flow to pay their loans. We attempt to mitigate these risks through our underwriting and asset management processes. Our asset management team reviews our portfolios consistently and is in regular contact with borrowers to monitor the performance of the collateral and enforce our rights as necessary.

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

The following table projects the potential impact on interest for a 12-month period, assuming an instantaneous increase or decrease of 15 basis points and an increase of 25 basis points in LIBOR (in thousands). Because LIBOR rates were close to zero at December 31, 2020, we have excluded the impact of a 25 basis point decrease in LIBOR.

	Assets (Liabilities)	15 Basis	15 Basis	25 Basis
	Subject to Interest	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase

Interest income from loans and investments	$5,475,082	$384	$(255)	$860
Interest expense from debt obligations	(4,921,829)	4,863	(4,702)	8,365
Net interest income		(4,479)	4,447	(7,505)
Interest from cash, restricted cash and escrows (2)	1,824,931	2,737	(2,737)	4,562
Net change to interest		$(1,742)	$1,710	$(2,943)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	The interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates.

Based on our structured loans and investments and corresponding debt as of December 31, 2020, increases in LIBOR of 0.15% and 0.25% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of December 31, 2020, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Structured Business SFR loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our Structured Business SFR loans and held-for-sale Agency Business Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our Swap Futures held at December 31, 2020 would have resulted in a gain of $1.1 million and $2.2 million, respectively, in 2020, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $1.1 million and $2.3 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $14.7 million as of December 31, 2020, while a 100 basis point decrease would increase the fair value by $15.6 million.

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Wakefield Investment Holdings LLC, a corporation in which the Company has a 16.3% interest. In the consolidated financial statements, the Company's investment in Wakefield Investment Holdings LLC is stated at $59.2 million and $26.5 million as of December 31, 2020 and 2019, respectively, and the Company's equity in the net income of Wakefield Investment Holdings LLC is stated at $75.7 million in 2020, $7.2 million in 2019 and $0.7 million in 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wakefield Investment Holdings LLC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses for financial instruments carried at amortized cost in 2020 using the modified retrospective approach due to the adoption of Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See below for discussion of our related critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Mortgage Servicing Rights

Description of the Matter

The Company’s capitalized mortgage servicing rights (MSRs) totaled $380.0 million as of December 31, 2020. As explained in Note 2 to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. The MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate, prepayment rate, servicing cost and estimated life.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the MSR valuation process. This included testing controls over management’s evaluation of the MSR valuations prepared by the third-party expert and controls over the data inputs and the significant assumptions used in the discounted cash flow models.

We involved our valuation professionals to assist with our procedures. Our audit procedures included, among others, testing the completeness and accuracy of the data provided to management’s third-party expert, evaluating the appropriateness of the methodology used to determine the fair value of the MSRs and testing the significant assumptions used in the discounted cash flow models. We utilized information obtained from market participants and recent market activity on other MSR transactions to test management’s assumptions and identify potential sources of contrary information.

Allowance for Credit Losses

Description of the Matter

The Company’s allowance for credit losses related to structured loans and loss-sharing obligations related to the Fannie Mae DUS program totaled $148.3 million and $30.3 million, respectively, as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, management estimated the allowance for credit losses for the expected term of the loan using third party models, which consider loss factors determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit, historical experience and current conditions for similar loans, reasonable and supportable forecasts about the future, and specific factors depending on the nature of the loans. For loans experiencing credit deterioration, management may use cash flow models or third party appraisals to estimate the fair value of the underlying collateral securing the impaired loan to estimate the expected credit losses.

Auditing management’s estimation of credit loss for structured loans and loss-sharing obligations related to the Fannie Mae DUS program was complex and involved a high degree of subjectivity due to the significant uncertainty associated with the assumptions used in the estimation. In particular, the estimation of the allowance for credit losses and loss-sharing obligations were sensitive to significant assumptions, such as historical loss information, reasonable and supportable forecast periods, and depending on the nature of the loan, debt service coverage ratio, loan-to-value, capitalization rates, and expected loan term.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the allowance for credit losses process. This included testing internal controls over management’s expected credit loss and impaired loan assessments, including testing controls over significant model assumptions and data inputs used in those assessments.

We involved our valuation professionals to assist with our procedures. Our audit procedures included, among others, evaluating the appropriateness of the methodologies used to estimate the allowance for credit losses and loss-sharing obligations, testing the completeness and accuracy of data used in the expected credit loss and cash flow models, and testing the significant assumptions used in the models. We utilized the Company’s historical data and information obtained from market participants to test management’s assumptions and identify potential sources of contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

New York, New York

February 19, 2021

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2020	2019

Assets:
Cash and cash equivalents	$339,528	$299,687
Restricted cash	197,470	210,875
Loans and investments, net (allowance for credit losses: $148,329 and $71,069, respectively)	5,285,868	4,189,960
Loans held-for-sale, net	986,919	861,360
Capitalized mortgage servicing rights, net	379,974	286,420
Securities held-to-maturity, net (allowance for credit losses: $1,644 and $0, respectively)	95,524	88,699
Investments in equity affiliates	74,274	41,800
Real estate owned, net	1,485	13,220
Due from related party	12,449	10,651
Goodwill and other intangible assets	105,451	110,700
Other assets	182,044	125,788
Total assets	$7,660,986	$6,239,160

Liabilities and Equity:
Credit facilities and repurchase agreements	$2,234,883	$1,678,288
Collateralized loan obligations	2,517,309	2,130,121
Debt fund	—	68,629
Senior unsecured notes	662,843	319,799
Convertible senior unsecured notes, net	267,973	284,152
Junior subordinated notes to subsidiary trust issuing preferred securities	141,656	140,949
Due to related party	2,365	13,100
Due to borrowers	89,325	79,148
Allowance for loss-sharing obligations	64,303	34,648
Other liabilities	197,644	134,299
Total liabilities	6,178,301	4,883,133

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 17,560,633 and 20,484,094 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,472	89,501
Common stock, $0.01 par value: 500,000,000 shares authorized; 123,181,173 and 109,706,214 shares issued and outstanding, respectively	1,232	1,097
Additional paid-in capital	1,317,109	1,154,932
Accumulated deficit	(63,442)	(60,920)
Total Arbor Realty Trust, Inc. stockholders' equity	1,344,371	1,184,610
Noncontrolling interest	138,314	171,417
Total equity	1,482,685	1,356,027
Total liabilities and equity	$7,660,986	$6,239,160

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of December 31, 2020 and 2019, assets of our consolidated VIEs totaled $3,134,447 and $2,784,756, respectively, and the liabilities of our consolidated VIEs totaled $2,520,064 and $2,209,599, respectively. See Note 16 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income	$339,465	$315,940	$251,768
Interest expense	169,216	186,399	153,818
Net interest income	170,249	129,541	97,950
Other revenue:
Gain on sales, including fee-based services, net	94,607	65,652	70,002
Mortgage servicing rights	165,517	90,761	98,839
Servicing revenue, net	54,385	54,542	46,034
Property operating income	3,976	9,674	10,095
(Loss) gain on derivative instruments, net	(58,335)	(1,962)	5,955
Other income, net	4,109	1,178	2,206
Total other revenue	264,259	219,845	233,131
Other expenses:
Employee compensation and benefits	144,380	122,102	110,470
Selling and administrative	37,348	40,329	37,074
Property operating expenses	4,898	10,220	10,431
Depreciation and amortization	7,640	7,510	7,453
Impairment loss on real estate owned	—	1,000	2,000
Provision for loss sharing (net of recoveries)	14,822	1,147	3,843
Provision for credit losses (net of recoveries)	61,110	—	8,353
Litigation settlement gain	—	—	(10,170)
Total other expenses	270,198	182,308	169,454
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	164,310	167,078	161,627
Loss on extinguishent of debt	(3,546)	(7,439)	(5,041)
Loss on sale of real estate	(375)	—	—
Income from equity affiliates	76,161	10,635	1,196
Provision for income taxes	(40,393)	(15,036)	(9,731)
Net income	196,157	155,238	148,051
Preferred stock dividends	7,554	7,554	7,554
Net income attributable to noncontrolling interest	25,208	26,610	32,185
Net income attributable to common stockholders	$163,395	$121,074	$108,312

Basic earnings per common share	$1.44	$1.30	$1.54
Diluted earnings per common share	$1.41	$1.27	$1.50

Weighted average shares outstanding:
Basic	113,811,471	92,851,327	70,208,165
Diluted	133,969,296	116,192,951	93,642,168

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$196,157	$155,238	$148,051
Reclassification of net unrealized gains on available‑for‑sale
securities into accumulated deficit	—	—	(176)
Comprehensive income	196,157	155,238	147,875
Less:
Comprehensive income attributable to noncontrolling interest	25,208	26,610	32,142
Preferred stock dividends	7,554	7,554	7,554
Comprehensive income attributable to common stockholders	$163,395	$121,074	$108,179

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

								Total Arbor
							Accumulated	Realty
	Preferred	Preferred	Common	Common	Additional		Other	Trust, Inc.
	Stock	Stock	Stock	Stock	Paid‑in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Par Value	Capital	Deficit	Income	Equity	Interest	Equity
Balance—December 31, 2017	24,942,269	$89,508	61,723,387	$617	$707,450	$(101,926)	$176	$695,825	$168,731	$864,556
Issuance of common stock	—	—	15,152,700	152	156,265	—	—	156,417	—	156,417
Repurchase of common stock	—	—	(870,000)	(9)	(10,057)	—	—	(10,066)	—	(10,066)
Issuance of common stock from convertible debt	—	—	7,296,893	73	80,118	—	—	80,191	—	80,191
Issuance of convertible senior unsecured notes, net	—	—	—	—	9,436	—	—	9,436	—	9,436
Extinguishment of convertible senior unsecured notes	—	—	—	—	(70,271)	—	—	(70,271)	—	(70,271)
Stock‑based compensation, net	—	—	684,727	7	6,088	—	—	6,095	—	6,095
Distributions—common stock	—	—	—	—	—	(80,681)	—	(80,681)	—	(80,681)
Distributions—preferred stock	—	—	—	—	—	(7,568)	—	(7,568)	—	(7,568)
Distributions—noncontrolling interest	—	—	—	—	—	—	—	—	(23,749)	(23,749)
Redemption of OP Units	(577,185)	(6)	—	—	—	—	—	(6)	(6,839)	(6,845)
Reclassification of net unrealized gains on available‑for‑sale securities into accumulated deficit	—	—	—	—	—	176	(176)	—	—	—
Net income	—	—	—	—	—	115,866	—	115,866	32,185	148,051
Balance—December 31, 2018	24,365,084	89,502	83,987,707	840	879,029	(74,133)	—	895,238	170,328	1,065,566
Issuance of common stock	—	—	19,837,000	198	260,185	—	—	260,383	—	260,383
Repurchase of common stock	—	—	(920,000)	(9)	(11,565)	—	—	(11,574)	—	(11,574)
Issuance of common stock from convertible debt	—	—	4,695,653	47	69,232	—	—	69,279	—	69,279
Issuance of convertible senior unsecured notes, net	—	—	—	—	8,684	—	—	8,684	—	8,684
Extinguishment of convertible senior unsecured notes	—	—	—	—	(69,510)	—	—	(69,510)	—	(69,510)
Stock‑based compensation, net	—	—	945,745	9	5,871	—	—	5,880	—	5,880
Issuance of common stock from special dividend	—	—	901,432	9	10,070	—	—	10,079	—	10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2	—	—	—	—	—	2	2,476	2,478
Distributions—common stock	—	—	—	—	—	(107,846)	—	(107,846)	—	(107,846)
Distributions—preferred stock	—	—	—	—	—	(7,569)	—	(7,569)	—	(7,569)
Distributions—noncontrolling interest	—	—	—	—	—	—	—	—	(23,387)	(23,387)
Redemption of OP Units	(391,156)	(3)	258,677	3	2,936	—	—	2,936	(4,610)	(1,674)
Net income	—	—	—	—	—	128,628	—	128,628	26,610	155,238
Balance—December 31, 2019	24,195,594	89,501	109,706,214	1,097	1,154,932	(60,920)	—	1,184,610	171,417	1,356,027
Cummulative-effect adjustment (Note 2)	—	—	—	—	—	(24,106)	—	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	89,501	109,706,214	1,097	1,154,932	(85,026)	—	1,160,504	166,916	1,327,420
Issuance of common stock	—	—	14,790,121	148	183,287	—	—	183,435	—	183,435
Repurchase of common stock	—	—	(2,285,178)	(23)	(21,508)	—	—	(21,531)	—	(21,531)
Issuance of common stock from convertible debt	—	—	368,498	4	90	—	—	94	—	94
Stock-based compensation, net	—	—	601,518	6	2,446	—	—	2,452	—	2,452
Distributions - common stock	—	—	—	—	—	(141,801)	—	(141,801)	—	(141,801)
Distributions - preferred stock	—	—	—	—	—	(7,564)	—	(7,564)	—	(7,564)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	—	(23,744)	(23,744)
Redemption of OP Units	(2,923,461)	(29)	—	—	(2,138)	—	—	(2,167)	(30,066)	(32,233)
Net income	—	—	—	—	—	170,949	—	170,949	25,208	196,157
Balance—December 31, 2020	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$—	$1,344,371	$138,314	$1,482,685

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$196,157	$155,238	$148,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,640	7,510	7,453
Stock-based compensation	9,046	9,515	6,095
Amortization and accretion of interest and fees, net	2,964	5,045	9,291
Amortization of capitalized mortgage servicing rights	49,222	48,681	48,124
Impairment loss on real estate owned	—	1,000	2,000
Originations of loans held-for-sale	(6,709,375)	(4,564,032)	(5,074,662)
Proceeds from sales of loans held-for-sale, net of gain on sale	6,587,728	4,189,787	4,893,886
Mortgage servicing rights	(165,517)	(90,761)	(98,839)
Write-off of capitalized mortgage servicing rights from payoffs	16,757	22,425	25,058
Provision for credit losses (net of recoveries)	61,110	—	8,353
Provision for loss sharing (net of recoveries)	14,822	1,147	3,843
Net recoveries (charge-offs) for loss sharing obligations	427	(797)	(56)
Deferred tax provision (benefit)	4,726	150	(12,033)
Income from equity affiliates	(76,161)	(10,635)	(1,196)
Distributions from equity affiliates	44,579	3,724	2,640
Loss on extinguishment of debt	3,546	7,439	5,041
Payoffs and paydowns of loans held-for-sale	179	84	61
Loss on sale of real estate	375	—	—
Changes in operating assets and liabilities	6,940	(12,057)	(10,845)
Net cash provided by (used in) operating activities	55,165	(226,537)	(37,735)

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,376,233)	(2,712,354)	(1,545,499)
Payoffs and paydowns of loans and investments	1,243,694	1,753,691	960,769
Deferred fees	18,766	22,340	13,114
Investments in real estate, net	(131)	(475)	(367)
Proceeds from sale of real estate, net	8,870	—	—
Proceeds from sale of available-for-sale securities	9,995	—	—
Contributions to equity affiliates	(892)	(13,522)	(2,493)
Distributions from equity affiliates	—	213	3,122
Purchase of securities held-to-maturity, net	(37,926)	(20,000)	(47,499)
Payoffs and paydowns of securities held-to-maturity	10,158	12,488	2,269
Due to borrowers and reserves	(32,925)	(37,121)	(65,213)
Distributions of insurance settlements, net	—	—	(78)
Net cash used in investing activities	(1,156,624)	(994,740)	(681,875)

Financing activities:
Proceeds from repurchase agreements and credit facilities	12,986,256	8,986,286	9,166,255
Paydowns and payoffs of repurchase agreements and credit facilities	(12,428,681)	(8,443,275)	(8,559,057)
Proceeds from issuance of collateralized loan obligations	668,000	1,067,193	441,000
Payoffs and paydowns of collateralized loan obligations	(283,125)	(529,250)	(267,750)
Payoff of debt fund	(70,000)	—	—
Proceeds from issuance of common stock	183,585	260,383	156,417
Proceeds from issuance of convertible senior unsecured notes	—	264,000	264,500
Extinguishment of convertible senior unsecured notes	—	(231,940)	(228,287)
Settlements of convertible senior unsecured notes	(22,336)	—	—
Proceeds from issuance of senior unsecured notes	345,750	200,000	125,000
Payoffs of senior unsecured notes	—	—	(97,860)
Redemption of OP Units	(32,233)	(1,674)	(6,845)
Payments of withholding taxes on net settlement of vested stock	(6,594)	(3,634)	—
Repurchase of common stock	(21,531)	(11,574)	(10,066)
Distributions paid on common stock	(141,801)	(107,846)	(68,083)
Distributions paid on noncontrolling interest	(23,744)	(23,387)	(20,650)
Distributions paid on preferred stock	(7,564)	(7,569)	(7,568)
Payment of deferred financing costs	(18,087)	(26,543)	(20,499)
Payoff of related party financing	—	—	(50,000)
Net cash provided by financing activities	1,127,895	1,391,170	816,507
Net increase in cash, cash equivalents and restricted cash	26,436	169,893	96,897
Cash, cash equivalents and restricted cash at beginning of period	510,562	340,669	243,772
Cash, cash equivalents and restricted cash at end of period	$536,998	$510,562	$340,669

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$299,687	$160,063	$104,374
Restricted cash at beginning of period	210,875	180,606	139,398
Cash, cash equivalents and restricted cash at beginning of period	$510,562	$340,669	$243,772
Cash and cash equivalents at end of period	$339,528	$299,687	$160,063
Restricted cash at end of period	197,470	210,875	180,606
Cash, cash equivalents and restricted cash at end of period	$536,998	$510,562	$340,669

Supplemental cash flow information:
Cash used to pay interest	$144,968	$167,581	$118,923
Cash used to pay taxes	35,282	19,611	20,026

Supplemental schedule of non-cash investing and financing activities:
Cummulative-effect adjustment (Note 2)	28,607	—	—
Issuance of common stock from convertible debt	90	69,232	80,118
Extinguishment of convertible senior unsecured notes	—	(69,510)	(70,271)
Distributions accrued on 8.25% Series A preferred stock	267	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159	159
Distributions accrued for special dividend declared	—	—	15,696
Settlements of convertible senior unsecured notes	4,778	—	—
Fair value of conversion feature of convertible senior unsecured notes	94	8,453	9,750
Special dividend - common stock issued	—	10,079	—
Redemption of OP Units for common stock	—	2,939	—
Special dividend - special voting preferred stock and OP Units issued	—	2,478	—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 — Description of Business

Arbor is a Maryland corporation formed in 2003. We are a nationwide REIT and direct lender, providing loan origination and servicing for multifamily, seniors housing, healthcare and other diverse commercial real estate assets. We operate through two business segments: our Structured Business and our Agency Business.

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans and originate and sell finance products through CMBS programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization.

Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through TRS entities, which is part of our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

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

Principles of Consolidation

The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 16. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. During 2020, there has been a global outbreak of COVID-19, which has forced many countries, including the United States, to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions are creating significant disruptions in global supply chains, and adversely impacting many industries. COVID-19 has had, and may continue to have, a prolonged adverse impact on economic and market conditions, which could lead to an extended period of global economic slowdown. The impact of COVID-19 on companies is evolving rapidly, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

assumption as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

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

Significant Accounting Policies

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limits and we believe that this risk is not significant.

Loans, Investments and Securities. Loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for credit losses. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, we determine whether such investment should be accounted for as a loan, equity interest or as real estate. To date, we have determined that all such investments are properly accounted for and reported as loans.

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

Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL. This method is based on expected credit losses for the life of the loan. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third party model to assist with the measurement of expected credit losses, which utilizes incurred losses inherent in the portfolio. The loss factors are determined through the generation of probability of defaults (PD) and loss given defaults (LGD) for similar loans with similar credit. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect our expected credit losses.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

If a loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current. The allowance for credit losses on a troubled debt restructuring is measured using the same method as all other loans held for investment.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

Key rates: We used discount rates ranging from 8% to 13%, representing a weighted average discount rate of 12%, based on our best estimate of market discount rates to determine the present value of MSRs. The inflation rate used for adequate compensation was 3%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

Real Estate Owned and Held-For-Sale. Real estate acquired is recorded at its estimated fair value at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are capitalized.

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

Our properties are reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset’s estimated fair value. In evaluating for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

Real estate is classified as held-for-sale when we commit to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year. Real estate assets that are expected to be disposed of are valued at the lower of the asset’s carrying amount or its fair value less costs to sell.

We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gain on real estate sold is recognized when the collectability of the sale price is reasonably assured, we are not obligated to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

Determining the estimated useful lives of intangible assets also requires judgment. Certain intangible assets, such as GSE licenses, have been deemed to have indefinite lives while other intangible assets, such as broker and borrower relationships and above/below market rent have been deemed to have finite lives. Our assessment as to which intangible assets are deemed to have finite or indefinite lives is based on several factors including economic barriers of entry for the acquired product lines, scarcity of available GSE licenses, retention trends and our operating plans, among other factors.

Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2020, there was no indication that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2020.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.

Gain on sales, including fee-based services, net — Gain on sales, including fee-based services, net includes commitment fees, broker fees, loan assumption fees, loan origination fees and gains on sale of loans of our Agency Business. In some instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, net of any direct loan origination costs incurred, which is recognized upon the sale of the loan. Revenue recognition occurs when the related services are performed, unless significant contingencies exist, and for the sale of loans, when all the incidence of ownership passes to the buyer. Interest income is recognized on the accrual basis as it is earned from loans held-for-sale.

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Other income, net — Other income, net represents loan structuring, modification and defeasance, as well as broker fees and miscellaneous asset management fees associated with our loan and investment portfolio. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Leases. We determine if an arrangement is a lease at inception. Our right to use an underlying asset for the lease term is recorded as an operating lease right-of-use ("ROU") asset and our obligation to make lease payments arising from the lease is recorded as a lease liability. Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are expensed as incurred.

Stock-Based Compensation. We grant stock awards to certain of our employees and directors, consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient’s continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees and the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted ASU 2016-13, which utilizes the CECL methodology for the recognition of credit losses for our structured loans and investments, held-to-maturity debt securities and our loss-sharing obligations related to the Fannie Mae DUS program, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple existing impairment methods in GAAP and generally requires that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2020 are unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, we recorded a $28.6 million increase to accumulated deficit, which was net of a deferred tax asset of $3.6 million at January 1, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. The guidance also simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20 and requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note  3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	December 31, 2020	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)

Bridge loans (4)	$5,022,509	92%	263	5.09%	16.2	0%	76%
Preferred equity investments	224,928	4%	14	7.07%	49.8	64%	89%
Mezzanine loans	159,242	3%	29	7.40%	45.0	32%	82%
Other (5)	68,403	1%	22	4.95%	74.8	0%	69%
	5,475,082	100%	328	5.23%	19.2	4%	77%
Allowance for credit losses	(148,329)
Unearned revenue	(40,885)
Loans and investments, net	$5,285,868

	December 31, 2019
Bridge loans (4)	$3,836,832	90%	217	5.77%	18.0	0%	75%
Preferred equity investments	181,058	4%	10	7.62%	68.8	69%	89%
Mezzanine loans	191,575	4%	24	9.70%	36.7	22%	73%
Other (5)	70,146	2%	21	2.88%	84.8	0%	70%
	4,279,611	100%	272	5.98%	22.1	4%	76%
Allowance for credit losses	(71,069)
Unearned revenue	(18,582)
Loans and investments, net	$4,189,960
(1)

“Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.

(2)

The “First Dollar Loan-to-Value ("LTV") Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

(3)

The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

(4)

As of December 31, 2020 and 2019, bridge loans included 38 and 11, respectively, single-family rental loans with an aggregate UPB of $309.2 million and $66.7 million, respectively, of which $88.1 million and $30.0 million, respectively, was funded.

(5)

As of December 31, 2020 and 2019, other included 22 and 12, respectively, single-family rental permanent loans with an aggregate UPB of $68.4 million and $41.6 million, respectively, and, at December 31, 2019, there were 9 purchased loans with an aggregate UPB of $28.6 million.

Concentration of Credit Risk

We are subject to concentration risk in that, at December 31, 2020, the UPB related to 22 loans with five different borrowers represented 12% of total assets. At December 31, 2019, the UPB related to 24 loans with five different borrowers represented 13% of total assets. During both 2020 and 2019, no single loan or investment represented more than 10% of our total assets and no single

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

investor group generated over 10% of our revenue. See Note 19 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of December 31, 2020 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2020	2019	2018	2017	2016	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$808,735	$281,999	$—	$32,500	$—	$799	$1,124,033
Pass/Watch	854,331	811,162	161,878	3,500	—	28,800	1,859,671
Special Mention	366,853	696,045	89,441	117,779	—	—	1,270,118
Substandard	—	80,481	41,335	16,500	8,250	—	146,566
Doubtful	—	—	—	17,700	—	—	17,700
Total Multifamily	$2,029,919	$1,869,687	$292,654	$187,979	$8,250	$29,599	$4,418,088	4%	76%
Land:						Percentage of portfolio	81%
Special Mention	$79,118	$19,523	$—	$19,975	$—	$—	$118,616
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$79,118	$19,523	$—	$19,975	$—	$127,928	$246,544	0%	93%
Healthcare:						Percentage of portfolio	5%
Pass	$—	$6,600	$10,000	$—	$—	$—	$16,600
Special Mention	—	65,819	51,500	39,650	—	—	156,969
Substandard	—	8,500	—	—	—	—	8,500
Doubtful	—	—	—	4,625	—	—	4,625
Total Healthcare	$—	$80,919	$61,500	$44,275	$—	$—	$186,694	0%	78%
Hotel:						Percentage of portfolio	3%
Pass	$26,000	$—	$—	$—	$—	$—	$26,000
Substandard	60,000	91,000	—	—	—	—	151,000
Total Hotel	$86,000	$91,000	$—	$—	$—	$—	$177,000	0%	90%
Single-Family Rental:						Percentage of portfolio	3%
Pass	$62,566	$34,437	$—	$—	$—	$—	$97,003
Pass/Watch	8,227	39,912	—	—	—	—	48,139
Special Mention	11,350	—	—	—	—	—	11,350
Total Single-Family Rental	$82,143	$74,349	$—	$—	$—	$—	$156,492	0%	63%
Office:						Percentage of portfolio	3%
Pass	$—	$—	$5,000	$—	$—	$—	$5,000
Special Mention	35,410	—	42,799	43,151	—	9,666	131,026
Doubtful	—	—	—	—	—	880	880
Total Office	$35,410	$—	$47,799	$43,151	$—	$10,546	$136,906	3%	80%
Student Housing:						Percentage of portfolio	2%
Special Mention	$—	$31,100	$3,350	$—	$—	$—	$34,450
Substandard	23,500	—	13,000	24,050	—	—	60,550
Total Student Housing	$23,500	$31,100	$16,350	$24,050	$—	$—	$95,000	18%	74%
Retail:						Percentage of portfolio	2%
Pass	$—	$4,000	$—	$—	$—	$—	$4,000
Special Mention	—	—	35,600	—	—	—	35,600
Substandard	—	—	—	—	—	3,478	3,478
Total Retail	$—	$4,000	$35,600	$—	$—	$3,478	$43,078	7%	69%
Other:						Percentage of portfolio	1%
Pass	$—	$—	$—	$13,580	$—	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$13,580	$—	$1,700	$15,280	7%	59%
						Percentage of portfolio	<1%

Grand Total	$2,336,090	$2,170,578	$453,903	$333,010	$8,250	$173,251	$5,475,082	4%	77%

Geographic Concentration Risk

As of December 31, 2020, 19% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2019, 18% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31, 2020
	Land	Multifamily	Retail	Office	Hotel	Student Housing	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	29	68	64	112	17,294
Provision for credit losses (net of recoveries)	10,204	20,146	13,526	59	7,730	4,010	3,816	475	59,966
Ending balance	$78,150	$36,468	$13,861	$1,846	$7,759	$4,078	$3,880	$2,287	$148,329

	Year Ended December 31, 2019
Allowance for credit losses	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

	Year Ended December 31, 2018
Allowance for credit losses:
Beginning balance	$53,883	$—	$—	$1,500	$5,700	$—	$—	$1,700	$62,783
Provision for credit losses	13,986	—	—	—	—	—	—	—	13,986
Charge-offs	—	—	—	—	(3,173)	—	—	—	(3,173)
Recoveries of reserves	—	—	—	—	(2,527)	—	—	—	(2,527)
Ending balance	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069

The increase in the provision for credit losses during 2020 of $60.0 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $17.3 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic. Our estimate of allowance for credit losses on our structured loans and investments during 2020, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets we operate in will experience declines in economic conditions, increases in unemployment rates and other market driven factors largely the result of the COVID-19 pandemic that will likely impact loan delinquencies, modifications and potential risk of loss. For the periods beyond the reasonable and supportable forecast, we reverted to our historical loss rate, which was adjusted to address for factors that are not present in our existing portfolio. We also made adjustments for loans that are expected to extend based on available extension options and the timing of their maturities in relation to current economic conditions.

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

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our CECL allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of December 31, 2020, we had outstanding unfunded commitments of $353.8 million that we are obligated to fund as borrowers meet certain requirements.

As of December 31, 2020, accrued interest receivable related to our loans totaling $41.6 million was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

All of our structured loans and investments are collateralized by real estate assets, and as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows (in thousands):

	December 31, 2020
			Allowance	Wtd. Avg. First	Wtd. Avg. Last
		Carrying	for Credit	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Losses	Ratio	Ratio
Land	$134,215	$127,829	$77,869	0%	99%
Hotel	110,000	89,613	7,500	0%	94%
Retail	30,079	28,957	13,851	10%	75%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,166	2,166	1,500	0%	71%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,785	$254,938	$106,265	1%	94%

	December 31, 2019
Land	$134,215	$126,800	$67,869	0%	97%
Office	2,226	2,226	1,500	0%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$138,141	$130,726	$71,069	1%	96%
(1)	Represents the UPB of ten and five impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2020 and 2019, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of December 31, 2020, 2019 and 2018.

At December 31, 2020, seven loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing and, at December 31, 2019, three loans with an aggregate net carrying value of $1.8 million, net of related loan loss reserves of $1.7 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2020			December 31, 2019
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$36,500	$—	$36,500	$—	$—	$—
Multifamily	17,700	—	17,700	—	—	—
Healthcare	4,625	—	4,625	—	—	—
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	1,000	—	1,000
Office	880	—	880	880	—	880
Total	$62,325	$—	$62,325	$3,580	$—	$3,580

In addition, we have six loans with a carrying value totaling $121.3 million at December 31, 2020, that are collateralized by a land development project. These loans were scheduled to mature in September 2020 and we are currently in negotiations with the borrower to extend the maturity. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.98%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At December

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

31, 2020 and 2019, we had a cumulative allowance for credit losses of $71.4 million and $61.4 million, respectively, related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both December 31, 2020 and 2019, we had no loans contractually past due 90 days or more that are still accruing interest. During both 2020 and 2019, interest income recognized on nonaccrual loans was de minimis.

In the fourth quarter of 2019, we purchased $50.0 million of a $110.0 million bridge loan, which is collateralized by a hotel property and scheduled to mature in December 2022. In the first quarter of 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraisal value of the property. In August 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The total discount received of $20.1 million was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property is greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid-off by March 2, 2021. In January 2021, we entered into a second forbearance agreement which temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to 9.50%, which is the default rate. The payment of the interest is deferred to payoff.

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

These two loan modifications were deemed troubled debt restructurings. There were no loan modifications, refinancing’s and/or extensions during 2019 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2020 and 2019, we had total interest reserves of $78.3 million and $37.0 million, respectively, on 186 loans and 131 loans, respectively, with an aggregate UPB of $3.60 billion and $2.43 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Fannie Mae	$679,342	$408,534
Freddie Mac	180,004	36,303
Private Label	56,186	401,207
FHA	53,063	1,082
	968,595	847,126
Fair value of future MSR	21,600	16,519
Unearned discount	(3,276)	(2,285)
Loans held-for-sale, net	$986,919	$861,360

During 2020, 2019 and 2018, we sold $6.59 billion, $4.40 billion and $4.92 billion, respectively, of loans held-for-sale and recorded gain on sales of $89.5 million, $61.1 million and $65.5 million, respectively. Included in the total loans sold in the second quarter of 2020 were Private Label loans totaling $727.2 million, which were sold to an unconsolidated affiliate of ours who pooled and securitized the loans in May 2020. We retained the most subordinate class of certificates in the securitization totaling $63.6 million in satisfaction of credit risk retention requirements (see Note 7 for details), and are the primary servicer of the mortgage loans.

At December 31, 2020 and 2019, there were no loans held-for-sale that were 90 days or more past due and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The weighted average estimated life remaining of our MSRs was 8.6 years and 8.0 years at December 31, 2020 and 2019, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$221,901	$64,519	$286,420	$176,686	$97,084	$273,770
Additions	159,533	—	159,533	83,756	—	83,756
Amortization	(34,186)	(15,036)	(49,222)	(27,639)	(21,042)	(48,681)
Write-downs and payoffs	(10,782)	(5,975)	(16,757)	(10,902)	(11,523)	(22,425)
Ending balance	$336,466	$43,508	$379,974	$221,901	$64,519	$286,420

We collected prepayment fees totaling $12.8 million and $18.4 million during 2020 and 2019, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2020 and 2019, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The expected amortization of capitalized MSRs recorded as of December 31, 2020 is as follows (in thousands):

Year	Amortization
2021	$54,514
2022	50,862
2023	46,929
2024	42,898
2025	39,779
Thereafter	144,992
Total	$379,974

Actual amortization may vary from these estimates.

Note 6 – Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2020
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$18,268,268	74%	Texas	16%
Freddie Mac	4,881,080	20%	New York	9%
FHA	752,116	3%	North Carolina	9%
Private Label (2)	726,992	3%	California	9%
Total	$24,628,456	100%	Florida	7%
			Georgia	6%
			New Jersey	4%
			Other (3)	40%
			Total	100%

December 31, 2019
Fannie Mae	$14,832,844	74%	Texas	19%
Freddie Mac	4,534,714	23%	North Carolina	9%
FHA	691,519	3%	New York	9%
Total	$20,059,077	100%	California	9%
			Florida	6%
			Georgia	6%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents loans we service in connection with our Private Label securitization in May 2020 (see Note 4 for details).
(3)	No other individual state represented 4% or more of the total.

At December 31, 2020 and 2019, our weighted average servicing fee was 45.4 basis points and 43.8 basis points, respectively. At December 31, 2020 and 2019, we held total escrow balances of $1.29 billion and $947.1 million, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $867.6 million and $562.1 million at December 31, 2020 and 2019, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $7.1 million, $17.3 million and $12.8 million during 2020, 2019 and 2018, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 – Securities Held-to-Maturity

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the option to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of December 31, 2020, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.9 years. The weighted average effective interest rate was 10.85% at both December 31, 2020 and 2019, including the accretion of a portion of the discount deemed collectible. Approximately $12.6 million is estimated to mature within one year, $36.0 million is estimated to mature after one year through five years, $11.3 million is estimated to mature after five years through ten years and $16.6 million is estimated to mature after ten years.

Agency Private Label Certificates. In connection with our $727.2 million Private Label securitization in May 2020, we retained the most subordinate class of certificates with an initial face value of $63.6 million (APL certificates). We purchased the APL certificates at a discount for $37.9 million, which are collateralized by a pool of 40 fixed rate 10-year mortgage loans secured by first mortgage loans on 49 multifamily properties, bear interest at an initial weighted average variable rate of 4.95% and have an estimated weighted average remaining maturity of 9.0 years. The weighted average effective interest rate was 10.15% at December 31, 2020 and the full $63.6 million is expected to mature after five years through ten years.

Structured Single-Family Rental Bonds (“SFR bonds”). During the fourth quarter of 2020, we reclassified our Class A2 SFR bonds with a carrying value of $20.0 million to available-for-sale from held-to-maturity as a result of a change in our intent to hold the securities to maturity due to an isolated and nonrecurring event. We do not anticipate sales of any of our remaining securities classified as held-to-maturity in the future. During the fourth quarter of 2020, we sold one of our $10.0 million SFR bonds, and in January 2021, we sold the remaining $10.0 million SFR bond to third-party investors for an amount slightly below par. The $10.0 million SFR bond that remained at December 31, 2020 was included as a component of other assets in the consolidated balance sheets.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
December 31, 2020
B Piece bonds	$76,497	$57,839	$709	$58,548	$621
APL certificates	63,627	37,685	(2,105)	35,580	1,023
Total	$140,124	$95,524	$(1,396)	$94,128	$1,644
December 31, 2019
B Piece bonds	$91,028	$68,699	$2,965	$71,664	$—
SFR bonds	20,000	20,000	74	20,074	—
Total	$111,028	$88,699	$3,039	$91,738	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Year Ended December 31, 2020
	APL Certificates	B Piece Bonds	Total

Beginning balance, prior to adoption of CECL	$—	$—	$—
Impact of adopting CECL – January 1, 2020	—	501	501
Provision for credit loss expense	1,023	120	1,143
Ending balance	$1,023	$621	$1,644

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of December 31, 2020, no other-than-temporary impairment was recorded on our held-to-maturity securities.

During 2020, 2019 and 2018, we recorded interest income (including the amortization of discount) of $9.7 million, $9.9 million and $5.8 million, respectively, related to these investments.

Note 8 —Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	December 31, 2020	December 31, 2019	December 31, 2020
Arbor Residential Investor LLC	$59,150	$26,520	$—
AMAC Holdings III LLC	10,308	10,520	—
North Vermont Avenue	2,496	2,440	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$74,274	$41,800	$1,687

Arbor Residential Investor LLC. In 2015, we invested $9.6 million for a 50% interest in Arbor Residential Investor LLC (“ARI”), with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (65)% in a residential mortgage banking business. ARI has no other assets, liabilities or activity other than its investment in Wakefield. At December 31, 2020, our indirect interest in the residential mortgage banking business was 16.3%. We account for our ownership interest in ARI under the equity method of accounting and ARI accounts for its ownership interest in Wakefield under the equity method of accounting. During 2020, 2019 and 2018, we recorded income of $75.7 million, $7.2 million and $0.7 million, respectively, to income from equity affiliates in the consolidated statements of income, and during 2020, we received $43.2 million in cash distributions from this investment, which were classified as a return on capital. During 2018, we made a $2.4 million payment for our proportionate share of the litigation settlement, which was distributed back to us by our equity affiliate. Because of the significance of the operating results of this investment in 2020, we have included the audited financial statements of Wakefield in this report.

Subsequent Event. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

AMAC Holdings III LLC (“AMAC III”). In 2019, we committed to a $30.0 million investment (of which $11.7 million was funded as of December 31, 2020) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2020 and 2019, we received cash distributions from this investment totaling $0.1 million and $0.2 million, respectively, which were classified as a return of capital. The loss associated with this investment for 2020 was $0.9 million and the operating results for 2019 were de minimis.

North Vermont Avenue. In 2019, we invested $2.4 million for an initial 85% noncontrolling interest in a joint venture that acquired three parcels of land, which currently has three residential structures, a commercial structure and a parking lot. The joint venture intends to tear down the existing structures and construct a new 202 unit multifamily complex with ground floor retail. Operating results from this investment were de minimis for all periods presented.

Lightstone Value Plus REIT L.P. / JT Prime. We own a $1.9 million interest in an unconsolidated joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. (“Lightstone”). We also own a 50% noncontrolling interest in an unconsolidated joint venture, JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. Operating results from these investments were de minimis for all periods presented.

West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in September 2025 and bears interest at LIBOR plus 4.0%. During 2018, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment, which was recorded in income from equity affiliates in the consolidated statements of income. Also during 2018, we recorded a provision for loan loss of $1.7 million, fully reserving the first mortgage loan.

Lexford Portfolio. We own a $44,000 noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2020, 2019 and 2018, we received distributions from this investment and recognized income totaling $1.1 million, $3.5 million and $2.5 million, net of expenses, respectively. As a result of COVID-19, Lexford has temporarily suspended paying distributions to its equity holders.

East River Portfolio. We invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors (which includes, among other unaffiliated investors, certain of our officers, our chief executive officer and certain other related parties) who together own an interest of 95%. Operating results from this investment were de minimis for all periods presented.

See Note 19 for details of certain investments described above.

Note 9 – Real Estate Owned

A summary of our real estate assets is as follows (in thousands):

	December 31, 2020	December 31, 2019
	Office	Hotel	Office
	Building	Property	Building	Total
Land	$3,138	$3,294	$4,509	$7,803
Building and intangible assets	2,010	31,541	2,010	33,551
Less: Impairment loss	(2,500)	(14,307)	(2,500)	(16,807)
Less: Accumulated depreciation and amortization	(1,163)	(10,320)	(1,007)	(11,327)
Real estate owned, net	$1,485	$10,208	$3,012	$13,220

In the third quarter of 2020, we sold our hotel property for $8.4 million and recorded a $1.9 million loss, which is included in loss on sale of real estate. In addition, we paid $2.5 million in connection with a litigation settlement related to this property, which is included in selling and administrative expenses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In November 2020, we sold a non-operating property for $4.1 million and recorded a $1.0 million gain, which was included in loss on sale of real estate. This non-operating property was previously included in other assets on the consolidated balance sheets.

Our office building was fully occupied by a single tenant until April 2017, when the lease expired. The building is currently vacant. In the fourth quarter of 2020, we received $1.5 million related to a signage easement sold on this property and recorded the proceeds as a reduction of the carrying cost.

Through site visits and discussions with market participants, we determined that our real estate assets exhibited indicators of impairment and, based on our impairment analyses performed, we recorded impairment losses of $1.0 million and $2.0 million in 2019 and 2018, respectively.

Note 10 — Goodwill and Other Intangible Assets

Goodwill. The goodwill balance at both December 31, 2020 and 2019 was $56.6 million.

Other Intangible Assets. The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
Finite‑lived intangible assets:
Broker relationships	$25,000	$(13,932)	$11,068	$25,000	$(10,807)	$14,193
Borrower relationships	14,400	(6,420)	7,980	14,400	(4,980)	9,420
Below market leases	4,010	(3,233)	777	4,010	(2,548)	1,462
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$72,410	$(23,585)	$48,825	$72,410	$(18,335)	$54,075

The amortization expense recorded for these intangible assets were $5.3 million, $5.5 million and $5.6 million during 2020, 2019 and 2018, respectively.

At December 31, 2020, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the succeeding five years are as follows ($ in thousands):

		Estimated Amortization Expense for the
		Years Ending December 31,
	Wtd. Avg.
	Remaining Life
	(in years)	2021	2022	2023	2024	2025
Finite‑lived intangible assets:
Broker relationships	3.5	$3,125	$3,125	$3,125	$1,693	$—
Borrower relationships	5.5	1,440	1,440	1,440	1,440	1,440
Below market leases	6.2	126	126	126	126	126
	4.4	$4,691	$4,691	$4,691	$3,259	$1,566

See Note 21 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 11 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

	December 31, 2020				December 31, 2019
		Debt	Collateral			Debt	Collateral
		Carrying	Carrying	Wtd. Avg.		Carrying	Carrying	Wtd. Avg.
	UPB	Value(1)	Value	Note Rate	UPB	Value(1)	Value	Note Rate
Structured Business
$700 million joint repurchase facility	$682,958	$681,006	$1,054,562	2.55%	$225,051	$224,658	$339,378	4.06%
$400 million repurchase facility	192,193	191,622	259,559	2.99%	218,891	218,418	291,292	3.76%
$200 million repurchase facility	71,656	71,627	87,242	2.73%	40,612	40,530	48,086	4.22%
$148.8 million loan specific credit facilities	148,798	148,615	198,550	3.03%	133,957	133,528	190,716	4.14%
$100 million credit facility	39,389	39,346	47,912	2.24%	4,690	4,570	7,000	3.56%
$100 million credit facility	—	—	—	—	—	—	—	—
$100 million repurchase facility	31,780	31,780	40,551	1.92%	45,962	45,843	63,800	3.56%
$50 million credit facility	16,002	15,992	21,300	2.17%	14,948	14,933	17,650	3.81%
$50 million credit facility	23,857	23,606	31,809	4.06%	12,349	12,191	16,499	4.32%
$30 million working capital facility	30,000	30,000	—	3.55%	—	—	—	—
$25 million credit facility	9,539	9,323	14,340	2.43%	19,936	19,651	28,572	4.07%
$1.4 million master security agreements	1,441	1,441	—	4.10%	3,267	3,267	—	4.08%
Repurchase facilities - securities (2)	38,487	38,487	—	3.47%	217,105	217,105	—	3.90%
Structured Business total	$1,286,100	$1,282,845	$1,755,825	2.73%	$936,768	$934,694	$1,002,993	3.94%
Agency Business
$750 million ASAP agreement	$301,455	$301,455	$302,491	1.40%	$148,725	$148,725	$148,725	2.81%
$400 million joint repurchase facility	43,132	42,808	56,186	2.07%	300,446	299,824	300,446	3.26%
$400 million repurchase facility	174,555	174,515	174,555	1.64%	187,742	187,698	187,742	2.91%
$325 million credit facility	294,815	294,732	296,698	1.30%	89,673	89,657	89,673	2.91%
$250 million credit facility	88,911	88,896	88,911	1.65%	—	—	—	—
$150 million credit facility	49,754	49,632	49,754	1.65%	17,792	17,690	17,792	2.91%
Agency Business total	$952,622	$952,038	$968,595	1.48%	$744,378	$743,594	$744,378	3.03%
Consolidated total	$2,238,722	$2,234,883	$2,724,420	2.20%	$1,681,146	$1,678,288	$1,747,371	3.54%
(1)	The debt carrying value for the Structured Business at December 31, 2020 and 2019 was net of unamortized deferred finance costs of $3.3 million and $2.1 million, respectively. The debt carrying value for the Agency Business at December 31, 2020 and 2019 was net of unamortized deferred finance costs of $0.6 million and $0.2 million, respectively.
(2)

These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of December 31, 2020 and 2019, these facilities were collateralized by our CLO bonds retained and consolidated by us with a principal balance of zero and $234.9 million, respectively, B Piece bonds with a carrying value of $58.5 million and $68.7 million, respectively, and SFR bonds with a carrying value of $10.0 million and $20.0 million, respectively. During 2020, we significantly reduced the UPB of these facilities by $178.6 million to $38.5 million, primarily through a debt restructuring and the use of proceeds from our senior notes issued in the second quarter of 2020.

Generally, our credit facilities and repurchase agreements have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.

Joint Repurchase Facility. We have a $1.10 billion joint repurchase facility, which is shared between the Structured Business and the Agency Business, of which $600.0 million matures in March 2021 and $500.0 million matures in March 2022 with each maturity eligible for a one-year extension option. This facility is used to finance structured loans and includes an $800.0 million sublimit to finance Private Label loans, which expires in March 2021 unless that portion of the facility is extended through March 2022. There is no stated interest rate under the facility and the interest rate is determined on a loan-by-loan basis and may include a LIBOR floor

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

equal to a pro rata share of the LIBOR floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans and has a $25.0 million over advance available to structured assets that bears interest at a rate of 650 basis points over LIBOR. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

Structured Business. We utilize credit facilities and repurchase agreements with various financial institutions to finance our Structured Business loans and investments as described below.

At December 31, 2020 and 2019, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.97% and 4.39%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 69% and 71% at December 31, 2020 and 2019, respectively.

We have a $400.0 million repurchase facility used to finance loans. The facility bears interest at a rate of 220 basis points over LIBOR with a LIBOR floor of 75 basis points and matures in September 2021, with quarterly extension options having an extended maturity date no later than March 2023. The facility has a maximum advance rate of 75%.

We have a $200.0 million repurchase facility to finance single-family rental properties. The facility bears interest at a rate of 275 basis points over LIBOR with a LIBOR floor of 25 basis points and matures in December 2021. The facility has a maximum advance rate of 85%.

We have several loan specific credit facilities totaling $148.8 million used to finance individual bridge loans. The facilities bear interest at rates ranging from 220 to 250 basis points over LIBOR and fixed rates ranging from 3.50% to 4.00% and mature between June 2021 and December 2022.

We have a $100.0 million credit facility to finance bridge loans that bears an interest rate ranging from 230 to 300 basis points over LIBOR depending on the property type financed, a LIBOR floor of 50 basis points and a July 2021 maturity date. This facility includes a $25.0 million sublimit to finance healthcare related loans. The facility has a maximum advance rate of 75%.

We have another $100.0 million credit facility to finance single-family rental properties that bears interest at a rate of 300 basis points over LIBOR with an interest rate floor of 4.00% and matures in October 2022. The facility has a maximum advance rate of 75%.

We have a $100.0 million repurchase facility to finance multifamily bridge loans that the interest rate is determined on a loan-by-loan basis with a LIBOR floor of 50 basis points and matures in September 2021. The facility has a maximum advance rate of 75%.

We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of 200 basis points over LIBOR and matures in April 2021, with a one-year extension option. This facility has a maximum advance rate of 80%.

We have another $50.0 million credit facility to finance single-family rental properties that bears interest at a rate of 250 basis points over LIBOR with an interest rate floor of 4.00%. The facility matures in October 2022, with a one-year extension option, and has a maximum advance rate equal to the lesser of: (1) 75% of the UPB, (2) 50% of the appraised value of the collateral, or (3) 55% to 65% of the projected cost of construction.

We have a $30.0 million unsecured working capital line of credit that bears interest at a rate of 325 basis points over LIBOR with a LIBOR floor of 25 basis points. This line matures in November 2021 and is renewable annually.

We have a $25.0 million credit facility used to purchase loans that bears interest at a rate of 225 basis points over LIBOR and matures in June 2022, with a one-year extension option. This facility has a maximum advance rate of 80%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We have two notes payable under master security agreements that were used to finance capital expenditures. The notes bear interest at a weighted average fixed rate of 4.10% and mature between 2021 and 2022.

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

We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of 115 basis points over SOFR, with a SOFR Floor of 25 basis points.

We have a $400.0 million repurchase facility that bears interest at a rate of 150 basis points over LIBOR and matures in October 2021. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

We have a $150.0 million credit facility that bears interest at a rate of 115 basis points over LIBOR and matures in March 2021. The facility was temporarily increased to $325.0 million, which expires in February 2021. The facility bears interest at a rate of 115 basis points over LIBOR for the initial $150.0 million and 140 basis points over LIBOR with a LIBOR floor of 25 basis points for amounts outstanding under the temporary increase. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

We have a $100.0 million credit facility that bears interest at a rate of 115 basis points over LIBOR with a LIBOR floor of 50 basis points and matures in June 2021. This facility was temporarily increased to $250.0 million, which expires in February 2021. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

We have another $150.0 million credit facility that bears interest at a rate of 140 basis points over LIBOR with a LIBOR floor of 25 basis points and matures in July 2021. This facility includes a $50.0 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which bears interest at a rate of 200 basis points over LIBOR with a LIBOR floor of 25 basis points. The financial institution that provided this facility has a security interest in the underlying mortgage notes that serve as collateral for this facility.

We have a $50.0 million letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program. The facility bears interest at a fixed rate of 2.875%, matures in September 2023 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2020, the letters of credit outstanding include $45.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

CLOs

We account for our CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
December 31, 2020	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XIII	$668,000	$663,804	1.58%	$768,664	$768,664	$43
CLO XII	534,193	530,673	1.66%	628,935	628,935	2,005
CLO XI	533,000	529,859	1.61%	555,157	555,157	92,395
CLO X	441,000	438,442	1.61%	522,132	522,132	25,537
CLO IX	356,150	354,531	1.53%	457,903	457,903	18,703
Total CLOs	$2,532,343	$2,517,309	1.60%	$2,932,791	$2,932,791	$138,683

December 31, 2019
CLO XII	$534,193	$529,448	3.30%	$596,366	$593,652	$17,800
CLO XI	533,000	528,690	3.25%	624,443	621,508	15,550
CLO X	441,000	437,391	3.26%	509,887	507,854	37,287
CLO IX	356,400	353,473	3.17%	407,696	406,463	47,230
CLO VIII	282,874	281,119	3.12%	359,186	357,914	544
Total CLOs	$2,147,467	$2,130,121	3.23%	$2,497,578	$2,487,391	$118,411
(1)	Debt carrying value is net of $15.0 million and $17.3 million of deferred financing fees at December 31, 2020 and 2019, respectively.
(2)	At December 31, 2020 and 2019, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.93% and 3.63%, respectively.
(3)	As of December 31, 2020 and 2019, there was no collateral deemed a credit risk.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $49.5 million and $58.6 million at December 31, 2020 and 2019, respectively.

CLO XIII. In March 2020, we completed CLO XIII, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

CLO IX. In December 2017, we completed CLO IX, issuing five tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $388.2 million. Of the total CLO notes issued, $356.4 million were investment grade notes issued to third party investors and $31.8 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $387.3 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in December 2027 and had a three-year replacement period that expired in December 2020, therefore, the outstanding debt balance will reduce as loans are repaid. Initially, the proceeds of the issuance of the securities also included $92.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $480.0 million, representing leverage of 74%. We retained a residual interest in the portfolio with a notional amount of $123.6 million, including the $31.8 million below investment grade notes. The notes had an initial weighted average interest rate of 1.36% plus LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

CLO VIII. In March 2020, we unwound CLO VIII redeeming $282.9 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets primarily within CLO XIII, as well as with cash held by CLO VIII, and expensed $1.5 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

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

Luxembourg Debt Fund

In April 2020, we completed the unwind of the Debt Fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020 described below and recorded a loss on extinguishment of debt of $1.6 million, which was primarily comprised of deferred financing fees. The Debt Fund was a VIE for which we were the primary beneficiary and was consolidated in our financial statements.

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			December 31, 2020			December 31, 2019
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
8.00% Notes (3)	Apr. 2020	Apr. 2023	$70,750	$69,793	8.00%	$—	$—	—
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	271,994	4.50%	—	—	—
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	108,668	4.75%	110,000	108,370	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	88,751	5.75%	90,000	88,369	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	123,637	5.63%	125,000	123,060	5.63%
			$670,750	$662,843	5.29%	$325,000	$319,799	5.44%
(1)	At December 31, 2020 and 2019, the carrying value is net of deferred financing fees of $7.9 million and $5.2 million, respectively.
(2)	At December 31, 2020 and 2019, the aggregate weighted average note rate, including certain fees and costs, was 5.65% and 5.82%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

In March 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “Reopened Notes” and, together with the Initial Notes, the “5.625% Notes,”) which brought the aggregate outstanding principal amount to $125.0 million. The Reopened Notes are fully fungible with, and rank equally in right of payment with the Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the Initial Notes to fully redeem 7.375% senior unsecured notes totaling $97.9 million and the net proceeds from the Reopened Notes to make investments and for general corporate purposes.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible notes through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% convertible notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible notes for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1 million. As of December 31, 2020, the 4.75% convertible notes had conversion rates of 56.3058 shares, common stock per $1,000 of principal, which represented a conversion price of $17.76 per share of common stock.

In 2018, we completed a similar exchange where we used the net proceeds from two separate private placements of our 5.25% convertible notes to initially exchange $127.6 million of our 5.375% convertible notes and $99.8 million of our 6.50% convertible notes for a combination of $219.8 million in cash (which included accrued interest) and 6,820,196 shares of our common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

During 2018, we recorded a loss on extinguishment of debt of $5.0 million in connection with these exchanges, which included an inducement charge of $1.1 million.

At December 31, 2020, there were $0.5 million and $13.8 million aggregate principal amount remaining of our 5.25% convertible notes issued on July 3, 2018 and 5.25% convertible notes issued on July 20, 2018, respectively. The initial conversion rates of the 5.25% convertible notes issued on July 3, 2018 and 5.25% convertible notes issued on July 20, 2018 were 86.9943 shares and 77.8331 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At December 31, 2020, the 5.25% convertible notes issued on July 3, 2018 and 5.25% convertible notes issued on July 20, 2018 had conversion rates of 91.0613 shares and 81.4718 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $10.98 per share and $12.27 per share of common stock, respectively. The 5.25% convertible notes pay interest semiannually in arrears and has a scheduled maturity date in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.77 years and 2.67 years at December 31, 2020 and 2019, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
December 31, 2020	$278,300	$5,636	$4,691	$267,973	$9,962

December 31, 2019	$300,914	$9,235	$7,527	$284,152	$9,962

During 2020, we incurred interest expense on the notes totaling $20.0 million, of which $13.4 million, $3.6 million and $3.0 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During 2019, we incurred interest expense on the notes totaling $28.3 million, of which $13.5 million, $7.9 million and $6.8 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% and 6.80% at December 31, 2020 and 2019, respectively.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $141.7 million and $140.9 million at December 31, 2020 and 2019, respectively, which is net of a deferred amount of $10.8 million and $11.4 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.8 million and $2.0 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

weighted average note rate was 3.06% and 4.75% at December 31, 2020 and 2019, respectively. Including certain fees and costs, the weighted average note rate was 3.15% and 4.83% at December 31, 2020 and 2019, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2020.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2020, as well as on the most recent determination dates in January 2021. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in January 2021 are as follows:

Cash Flow Triggers	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
Overcollateralization (1)
Current	134.70%	126.98%	121.95%	118.87%	119.76%
Limit	133.68%	125.98%	120.95%	117.87%	118.76%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	556.75%	429.45%	451.98%	371.18%	365.83%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO IX	CLO X	CLO XI	CLO XII	CLO XIII
January 2021	134.70%	126.98%	121.95%	118.87%	119.76%
October 2020	134.68%	126.98%	121.95%	118.87%	119.76%
July 2020	134.68%	126.98%	121.95%	118.87%	119.76%
April 2020	134.68%	126.98%	121.95%	118.87%	119.76%
January 2020	134.68%	126.98%	121.95%	118.87%	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 12 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$34,648	$34,298
Impact of adopting CECL - January 1, 2020	14,406	—
Provisions for loss sharing	16,379	4,879
Provisions reversal for loan repayments	(1,557)	(3,732)
Recoveries (charge-offs), net	427	(797)
Ending balance	$64,303	$34,648

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2020 and 2019, guarantee obligations of $34.0 million and $32.2 million, respectively, were included in the allowance for loss-sharing obligations.

In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The current expected loss related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. The increase in the provision for credit losses during 2020 of $16.4 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of CECL of $14.4 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2020 and 2019, we had outstanding advances of $0.1 million and $0.5 million, respectively, which were netted against the allowance for loss-sharing obligations.

At December 31, 2020, our allowance for loss-sharing obligations , associated with expected losses under CECL was $30.3 million and represented 0.17% of the Fannie Mae servicing portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

At December 31, 2020 and 2019, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.41 billion and $2.73 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of (loss) gain on derivative instruments, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During 2020, 2019 and 2018, we recorded net gains of $3.4 million, net losses of $7.8 million and net gains of $6.0 million, respectively, from changes in the fair value of these derivatives in (loss) gain on derivative instruments, net and $165.5 million, $90.8 and $98.8 million, respectively, of income from MSRs. See Note 14 for details.

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

During 2020, we recorded realized losses of $3.0 million and unrealized gains of $0.2 million to our Structured Business and realized losses of $57.1 million and unrealized losses of $1.7 million to our Agency Business related to our Swap Futures. During 2019, we recorded realized losses of $0.4 million and unrealized gains of $0.2 million to our Structured Business and realized gains of $4.6 million and unrealized gains of $1.5 million to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	December 31, 2020
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	7	$136,354	Other Assets/Other Liabilities	$1,967	$(231)
Forward Sale Commitments	114	1,048,763	Other Assets/Other Liabilities	1,925	(990)
Swap Futures	453	45,300		—	—
		$1,230,417		$3,892	$(1,221)

	December 31, 2019
Agency Business
Rate Lock Commitments	5	$37,657	Other Assets/Other Liabilities	$1,066	$(202)
Forward Sale Commitments	79	483,576	Other Assets/Other Liabilities	369	(2,895)
Swap Futures	3,274	327,400		—	—
		$848,633		$1,435	$(3,097)

Structured Business
Swap Futures	271	$27,100		—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 14 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2020			December 31, 2019
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$5,475,082	$5,285,868	$5,428,141	$4,279,611	$4,189,960	$4,228,071
Loans held-for-sale, net	968,595	986,919	1,007,294	847,126	861,360	876,975
Capitalized mortgage servicing rights, net	n/a	379,974	415,495	n/a	286,420	328,995
Securities held-to-maturity, net	140,124	95,524	94,128	111,028	88,699	91,738
Derivative financial instruments	865,975	3,892	3,892	173,532	1,435	1,435

Financial liabilities:
Credit and repurchase facilities	$2,238,722	$2,234,883	$2,235,668	$1,681,146	$1,678,288	$1,677,658
Collateralized loan obligations	2,532,343	2,517,309	2,495,195	2,147,467	2,130,121	2,147,944
Senior unsecured notes	670,750	662,843	670,117	325,000	319,799	331,225
Convertible senior unsecured notes, net	278,300	267,973	280,636	300,914	284,152	310,778
Junior subordinated notes	154,336	141,656	99,594	154,336	140,949	97,668
Derivative financial instruments	319,142	1,221	1,221	347,701	3,097	3,097
Debt fund	—	—	—	70,000	68,629	70,138

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

Level 1 —Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities, such as government, agency and equity securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of December 31, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$3,892	$3,892	$—	$1,925	$1,967

Financial liabilities:
Derivative financial instruments	$1,221	$1,221	$—	$1,221	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of December 31, 2020 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$148,673	$148,673	$—	$—	$148,673
(1)	We had an allowance for loan losses of $106.3 million relating to ten loans with an aggregate carrying value, before loan loss reserves, of $254.9 million at December 31, 2020.

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

Quantitative information about Level 3 fair value measurements at December 31, 2020 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Hotel	$82,113	Discounted cash flows /	Discount rate	7.50%
		direct capitalization	Capitalization rate	5.00%
			Revenue growth rate	25.00%

Land	49,960	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

Retail	15,105	Discounted cash flows	Discount rate	10.15%
			Capitalization rate	9.25%
			Revenue growth rate	1.68%

Healthcare	828	Discounted cash flows	Capitalization rate	14.30%

Office	666	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	1,967	Discounted cash flows	W/A discount rate	13.30%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	for the Year Ended December 31,
	2020	2019	2018
Derivative assets and liabilities, net
Beginning balance	$1,066	$324	$276
Settlements	(164,654)	(83,992)	(98,791)
Realized gains recorded in earnings	163,588	83,668	98,515
Unrealized gains recorded in earnings	1,967	1,066	324
Ending balance	$1,967	$1,066	$324

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
December 31, 2020	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$136,354	$1,967	$(231)	$1,736
Forward sale commitments	1,048,763	—	231	231
Loans held-for-sale, net (1)	968,595	21,601	—	21,601
Total		$23,568	$—	$23,568
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels as of December 31, 2020 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$5,285,868	$5,428,141	$—	$—	$5,428,141
Loans held-for-sale, net	986,919	1,007,294	—	985,693	21,601
Capitalized mortgage servicing rights, net	379,974	415,495	—	—	415,495
Securities held-to-maturity, net	95,524	94,128	—	—	94,128

Financial liabilities:
Credit and repurchase facilities	$2,234,883	$2,235,668	$—	$952,038	$1,283,630
Collateralized loan obligations	2,517,309	2,495,195	—	—	2,495,195
Senior unsecured notes	662,843	670,117	670,117	—	—
Convertible senior unsecured notes, net	267,973	280,636	—	280,636	—
Junior subordinated notes	141,656	99,594	—	—	99,594

Note 15 — Commitments and Contingencies

Impact of COVID-19. The magnitude and duration of COVID-19 and its impact on our business and on our borrowers is uncertain and will mostly depend on future events, which cannot be predicted. As this pandemic continues and if economic conditions worsen, it may have long-term impacts on our financial position, results of operations and cash flows. See Item 1A. Risk Factors and Note 2 for further discussion of COVID-19.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

As of December 31, 2020, we were required to maintain at least $17.7 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2020, we met the restricted liquidity requirement with a $45.0 million letter of credit and $9.2 million of cash collateral.

As of December 31, 2020, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $46.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2020, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA and we believe we have met all requirements as of December 31, 2020.

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

Debt Obligations and Operating Leases. As of December 31, 2020, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2021	$1,629,073	$5,082	$1,634,155
2022	1,980,400	8,257	1,988,657
2023	1,030,427	8,031	1,038,458
2024	648,106	7,926	656,032
2025	118,622	7,978	126,600
Thereafter	467,823	34,381	502,204
Total	$5,874,451	$71,655	$5,946,106

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

As of December 31, 2020 and 2019, our leases had remaining lease terms of 0.5 – 10.0 years and 0.7 - 7.2 years, respectively, with a weighted average remaining lease term of 9.0 years and 5.2 years, respectively, and a weighted average discount rate of 4.9% and 4.7%, respectively. We recorded lease expense of $6.2 million, $6.1 million and $5.4 million during 2020, 2019 and 2018, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $353.8 million as of December 31, 2020 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation other than the following:

In June 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the "Trust"), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together "ESI") (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the U.S. Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities, and 18 individuals. A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants. The New York State Court action was removed to the Bankruptcy Court. Currently, there is just a single case in Bankruptcy Court.

The lawsuits all alleged, as a factual basis and background, certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions named as defendants Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC (“ACM”), and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. The Trust also alleges that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment ("Fiduciary Duty Claims") and name a director of ours, and a former general counsel of ACM, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, named ACM and ABT-ESI LLC, together with a number of other defendants, and asserts claims, including constructive and fraudulent conveyance claims, under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

In June 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants from the lawsuits, none of whom are related to us, so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.

The remaining counts in the Trust’s amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends, and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The Bankruptcy Court granted the motion to amend and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants.

We moved to dismiss the referenced remaining actions in December 2013.

After supplemental briefing and multiple adjourned conferences, in August 2020, the Court issued a decision granting our motion to dismiss in part, dismissing 9 of the 17 counts. The Court permitted claims against director designees to proceed on theories of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

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

Consolidated VIEs. We have determined that our operating partnership, ARLP, and our CLO entities, which we consolidate, are VIEs. ARLP is already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements. As described in Note 11, we completed the unwind of the Debt Fund in April 2020 and redeemed all the outstanding notes. Prior to the unwind, the Debt Fund entity was consolidated and considered a VIE.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The assets and liabilities related to these consolidated CLOs and Debt Fund are as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Restricted cash	$188,226	$208,467
Loans and investments, net	2,923,634	2,557,909
Other assets	22,587	18,380
Total assets	$3,134,447	$2,784,756

Liabilities:
Collateralized loan obligations	$2,517,309	$2,130,121
Debt fund	—	68,629
Other liabilities	2,755	10,849
Total liabilities	$2,520,064	$2,209,599

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 11 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 32 VIEs in which we have a variable interest as of December 31, 2020 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2020 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$419,558
B Piece bonds	58,460
APL certificates	38,708
Equity investments	12,804
SFR bonds	10,000
Agency interest only strips	1,373
Total	$540,903
(1)	Represents the carrying amount of loans and investments before reserves. At December 31, 2020, $219.6 million of loans to VIEs had corresponding loan loss reserves of $86.9 million. The maximum loss exposure as of December 31, 2020 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.41 billion at December 31, 2020.

Note 17 - Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock. In November 2020, we completed a public offering in which we sold 7,000,000 shares of our common stock for $13.30 per share, and received net proceeds of $93.0 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used a portion of the net proceeds to purchase an aggregate of 700,000 shares of our common stock and OP Units from our chief executive officer and ACM at the same price the underwriters paid to purchase the shares.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In August 2020, we filed a shelf registration statement as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The shelf registration statement was declared effective upon filing.

In August 2020, we amended the equity distribution agreement with JMP. In accordance with the terms of the amendment, we may offer and sell up to 10,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2020, we sold 7,790,121 shares for net proceeds of $90.5 million. We used a portion of the net proceeds to redeem 2,736,894 OP Units for cash totaling $28.4 million. As of December 31, 2020, we had approximately 6,400,000 shares available under the amended agreement.

In March 2020, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. As of December 31, 2020, we repurchased 993,106 shares of our common stock under this program at a total cost of $3.9 million and an average cost of $3.98 per share.

During 2020, we issued 321,412 and 47,086 shares in connection with the settlements of our 5.25% and 5.375% Convertible Notes, respectively.

Noncontrolling Interest. Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. As noted above, during the 2020, we redeemed 2,768,033 OP Units for cash and there were 17,560,633 OP Units outstanding at December 31, 2020, which represented 12.5% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2020 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 13, 2020	$0.30	January 31, 2020	$0.515625	$0.484375	$0.53125
May 6, 2020	$0.30	May 1, 2020	$0.515625	$0.484375	$0.53125
July 29, 2020	$0.31	July 29, 2020	$0.515625	$0.484375	$0.53125
October 28, 2020	$0.32	October 28, 2020	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on January 31, 2020 was for December 1, 2019 through February 29, 2020. The dividend declared on May 1, 2020 was for March 1, 2020 through May 31, 2020. The dividend declared on July 29, 2020 was for June 1, 2020 through August 31, 2020. The dividend declared on October 28, 2020 was for September 1, 2020 through November 30, 2020.

Common Stock – On February 17, 2021, the Board of Directors declared a cash dividend of $0.33 per share of common stock. The dividend is payable on March 19, 2021 to common stockholders of record as of the close of business on March 3, 2021.

Preferred Stock – On February 1, 2021, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2020 through February 28, 2021 and are payable on March 1, 2021 to preferred stockholders of record on February 15, 2021.

We have determined that 100% of the common stock and preferred stock dividends paid during 2020, 2019 and 2018 represented ordinary income to our stockholders for income tax purposes. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2020. As a result, no portion of the 2020 dividends should be treated as excess inclusion income for federal income tax purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.

In 2020, 2019 and 2018, we granted 314,957 shares, 333,884 shares and 265,444 shares, respectively, of restricted common stock with a total grant date fair value of $3.4 million, $4.2 million and $2.3 million, respectively, to certain employees. One third of the shares vested as of the grant date and one third will vest on each of the first and second anniversaries of the grant date. In 2020, 2019 and 2018, we granted 52,735 shares, 55,244 shares and 67,002 shares, respectively, of fully vested common stock with a grant date fair value of $0.5 million, $0.7 million and $0.6 million, respectively, to the independent members of our Board of Directors.

In 2020, 2019 and 2018, we granted our chief executive officer 45,928 shares 58,738 shares and 63,584 shares, respectively, of restricted common stock with a grant date fair value of $0.5 million, $0.7 million and $0.6 million, respectively, and 275,569, 352,427 and 381,503, respectively, of performance-based restricted stock units with a grant date fair value of $0.1 million, $1.7 million and $0.8 million, respectively. One quarter of the restricted common stock vested on the grant date and one quarter will vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. To date, our chief executive officer was granted in the aggregate 2,325,592 performance-based restricted stock units, of which 448,980, 421,348 units and 445,765 units fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2020, 2019 and 2018, respectively. The 421,348 and 445,765 fully vested units were net settled for 215,014 and 203,492, respectively, common shares in 2020 and 2019, respectively.

In 2020, 2019 and 2018, we also granted our chief executive officer 313,152 shares, 246,508 shares and 294,985 shares, respectively, of performance-based restricted stock with a grant date fair value of $2.9 million, $3.0 million and $3.4 million, respectively, as a result of achieving goals related to the integration of the Acquisition. The performance-based restricted stock vests in full three years after the grant date. In 2020, we withheld 175,102 shares from the net settlement of previously granted performance-based restricted stock that vested in 2020 for payment of withholding taxes.

During 2020, 2019 and 2018, we recorded total stock-based compensation expense of $8.6 million, $8.8 million and $5.4 million, respectively, to employee compensation and benefits and $0.5 million, $0.7 million and $0.6 million, respectively, to selling and administrative expense.

During 2020, a total of 1,248,355 shares of restricted stock and restricted stock units with a grant date fair value of $8.7 million vested.

As of December 31, 2020 and 2019, there were 1,300,568 shares and 1,379,615 shares, respectively, of unvested restricted common stock with a grant date fair value of $14.4 million and $14.8 million, respectively.

At December 31, 2020, total unrecognized compensation cost related to unvested restricted common stock was $6.1 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.6 years.

Earnings Per Share. Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer, OP Units and convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Year Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$163,395	$163,395	$121,074	$121,074	$108,312	$108,312
Net income attributable to noncontrolling interest (2)	—	25,208	—	26,610	—	32,185
Net income attributable to common stockholders and noncontrolling interest	$163,395	$188,603	$121,074	$147,684	$108,312	$140,497
Weighted average shares outstanding	113,811,471	113,811,471	92,851,327	92,851,327	70,208,165	70,208,165
Dilutive effect of OP Units (2)	—	19,395,691	—	20,502,128	—	21,033,103
Dilutive effect of restricted stock units (3)	—	718,647	—	1,421,528	—	1,476,653
Dilutive effect of convertible notes (4)	—	43,487	—	1,417,968	—	908,861
Dilutive effect of stock dividend (5)	—	—	—	—	—	15,386
Weighted average shares outstanding	113,811,471	133,969,296	92,851,327	116,192,951	70,208,165	93,642,168
Net income per common share (1)	$1.44	$1.41	$1.30	$1.27	$1.54	$1.50
(1)	Net of preferred stock dividends.

(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.

(3)	Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

(5)	Represents the dilutive effect of the portion of the special dividend that was paid with common shares.

Note 18 — Income Taxes

We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT–taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2020, and therefore, have not provided for REIT federal income tax expense. In 2019, we elected to retain excess inclusion income rather than passing it through to our stockholders. Consequently, we had REIT-federal taxable income, net of dividends paid deduction, for 2019, and therefore, had provided for REIT federal income tax expense of $0.6 million attributable to excess inclusion income. In 2018, we did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, and therefore, did not provide for REIT federal income tax expense. In 2020, the REIT incurred no state tax expense. In 2019 and 2018, the REIT incurred state tax expense/(benefit) in the amount of $0.1 million and ($0.1) million, respectively. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018.

Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture, are owned or conducted through our taxable REIT subsidiaries (the “TRS Consolidated Group”), the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group has federal net operating losses from prior years which will be used against the income from the Agency Business subject to loss limitation rules. For 2020, 2019 and 2018, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $40.4 million, $15.0 million and $9.7 million, respectively. In 2020, the change in valuation allowance was due to the impact of state tax rate changes. In 2019, valuation allowance previously recorded at the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

TRS Consolidated Group on the deferred tax assets subject to loss limitation rules was released in the amount of $3.3 million. In 2018, valuation allowance was recorded at the TRS Consolidated Group in the amount of $0.3 million on the deferred tax assets related to capital loss carryforwards.

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

A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Pre‑tax GAAP income:
REIT	$78,320	$94,076	$64,260
TRS Consolidated Group	158,230	76,198	93,522
Total pre‑tax GAAP income	$236,550	$170,274	$157,782

Our provision for income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax provision:
Federal	$27,284	$12,381	$17,479
State	8,383	2,505	4,285
Total	35,667	14,886	21,764
Deferred tax provision (benefit) :
Federal	$3,932	$2,743	$(9,446)
State	780	688	(2,867)
Valuation allowance	14	(3,281)	280
Total	4,726	150	(12,033)
Total income tax expense	$40,393	$15,036	$9,731

A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
REIT non‑taxable income	(7.0)	(11.3)	(8.6)
State and local income taxes, net of federal tax benefit	3.0	1.5	0.6
Change in valuation allowance	—	(1.9)	0.2
Preferred equity interest deferred tax write‑off	—	—	(6.3)
Other	—	(0.5)	(0.7)
Effective income tax rate	17.0%	8.8%	6.2%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Expenses not currently deductible	$24,603	$14,850
Loan loss reserves	7,047	8,863
Net operating and capital loss carryforwards	691	417
Valuation allowance	(431)	(417)
Other	306	—
Deferred tax assets, net	$32,216	$23,713
Deferred tax liabilities:
Mortgage servicing rights	$23,628	$11,476
Intangibles	8,002	8,684
Interest in equity affiliates—net	589	1,587
Other	—	837
Deferred tax liabilities, net	$32,219	$22,584

At December 31, 2020, our TRS Consolidated Group, had $32.2 million of deferred tax assets net of a $0.4 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $32.2 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

At December 31, 2019, our TRS Consolidated Group, had $23.7 million of deferred tax assets net of a $0.4 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $22.6 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, intangibles and mortgage servicing rights.

As of both December 31, 2020 and 2019, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards remaining and no capital loss carryforwards.

At both December 31, 2020 and 2019, the TRS Consolidated Group had federal net operating loss carryforwards of $0.5 million, which will expire through 2031 and capital loss carryforwards of $1.1 million, which will expire through 2023. At December 31, 2020, the TRS Consolidated Group had state net operating loss carryforwards of $0.3 million, which will begin to expire in 2036. At December 31, 2019, the TRS Consolidated Group had no state net operating loss carryforwards.

The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2017-2018. While the impact of the current income tax examinations are undetermined, it is not expected to have a material impact on our consolidated financial statements.

We have assessed our tax positions for all open years, which includes 2017-2020, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2017 through 2020.

Note 19 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement with ACM where we provide limited support services to ACM and its affiliates and they reimburse us for the costs of performing such services. We also have an employee secondment agreement with ACM pursuant to which we have seconded certain employees to ACM and ACM covers the cost of those seconded employees. During 2020, 2019 and 2018, we incurred $2.4 million, $2.7 million and $1.3 million, respectively, of costs for services provided to ACM, which are included in due from related party on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Other Related Party Transactions. Due from related party was $12.4 million and $10.7 million at December 31, 2020 and 2019, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2020 and 2019 and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $2.4 million and $13.1 million at December 31, 2020 and 2019, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In December 2020, we committed to fund a $32.5 million bridge loan and we made a $3.5 million preferred equity investment in a SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan, which was not funded as of December 31, 2020, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in October 2023 and the preferred equity investment has a fixed rate of 12% and matures in October 2023. Interest income recorded from these loans totaled less than $0.1 million for 2020.

In October 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan, which was not funded as of December 31, 2020, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a fixed rate of 12% and matures in April 2023. Interest income recorded from these loans totaled $0.1 million for 2020.

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

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During 2020 and 2019, we reimbursed the aircraft owner $0.5 million and $0.1 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $11.7 million was funded as of December 31, 2020) for an 18% interest in AMAC III. During 2020 and 2019, we received cash distributions totaling $0.1 million and $0.2 million, respectively, and recorded a loss of $0.9 million and $0.2 million, respectively, related to this investment. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million bridge loan was refinanced with a $35.3 million bridge loan, which bears interest at a rate of 350 basis points over LIBOR and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from our bridge and Private Label loans totaled $1.9 million and $3.3 million for 2020 and 2019, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan totaled $1.4 million and $2.7 million for 2020 and 2019, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and matures in July 2021. Interest income recorded from this loan totaled $1.2 million, $1.3 million and $0.3 million for 2020, 2019 and 2018, respectively.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan totaled $0.1 million, $1.8 million and $0.8 million for 2020, 2019 and 2018, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan totaled $1.4 million for both 2020 and 2019, and $0.6 million for 2018.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021. In January 2021, the maturity date of this loan was extended to January 2022. Interest income recorded from this loan totaled $0.6 million for both 2020 and 2019, and $0.3 million for 2018.

In 2018, we paid $50.0 million in full satisfaction of the related party financing we entered into with ACM to finance a portion of the Acquisition purchase price. We incurred interest expense related to this financing of $0.3 million for 2018.

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was scheduled to mature in June 2020. In 2019, the borrower repaid this loan in full. Interest income recorded from this loan totaled $1.7 million and $2.4 million for 2019 and 2018, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $1.9 million, $2.2 million and $2.1 million for 2020, 2019 and 2018, respectively.

In 2017, we originated a $36.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 95% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 1% and was scheduled to mature in July 2020. This loan was repaid in full in 2018. Interest income recorded from this loan totaled $1.9 million for 2018.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2017, a consortium of investors (which includes, among other unaffiliated investors, our chief executive officer and ACM) invested $2.0 million for a 26.1% ownership interest in two portfolios of multifamily properties which has two bridge loans totaling $14.8 million originated by us in 2016. The loans had an interest rate of LIBOR plus 5.25% with a LIBOR floor of 0.5% and were scheduled to mature in November 2018. One of the loans was repaid in full in 2017 and the remaining loan paid off in 2018. Interest income recorded from the loan that paid off in 2018 was $0.3 million for 2018.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2020. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from these loans totaled $0.2 million, $0.3 million and $1.9 million for 2020, 2019 and 2018, respectively.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment had a fixed interest rate of 10%. The bridge loan and the preferred equity investment paid off in full in May 2019. In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan to the properties. The Private Label loan bears interest at a fixed rate of 3.10% and the mezzanine loan bears interest at a fixed rate of 9.00% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million, $0.6 million and $1.4 million for 2020, 2019 and 2018, respectively.

In 2016, we originated a $19.0 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 7.5% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and was scheduled to mature in January 2019. In January 2018, this loan paid off in full. Interest income recorded from this loan totaled $0.3 million for 2018.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. We recorded income from these investments of $75.7 million, $7.2 million and $0.9 million for 2020, 2019 and 2018, respectively. In connection with a litigation settlement related to this investment, we provided a guaranty of up to 50% of any amounts payable in connection with the settlement. ACM has also provided us with a guaranty to pay up to 50% of any amounts we may pay under this guaranty. The final payment was made under this settlement in January 2020 and we have no additional exposure.

Interest income recorded from loans originated in 2015 or prior years with our affiliates totaled $1.3 million for 2018.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million, $9.6 million and $10.1 million during 2020, 2019 and 2018, respectively. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million, $3.5 million and $2.5 million during 2020, 2019 and 2018, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2020, this debt had an aggregate outstanding balance of $612.4 million and is scheduled to mature between 2021 and 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At December 31, 2020, ACM holds 3,528,083 shares of our common stock and 11,901,068 OP Units, which represents 11.0% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 20 — Employee Benefits

401(k). We have a 401(k) defined contribution plan (the "401(k) Plan") which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2020, 2019 and 2018, we recorded $0.8 million, $0.7 million and $0.6 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan") which is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. The Deferred Comp Plan can be modified or discontinued at any time and, in 2020, we modified the eligibility requirements to allow participation to certain additional employees. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (i) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (ii) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2020, 2019 and 2018, there were $1.8 million, $1.6 million and $1.6 million, respectively, of employee deferrals. At December 31, 2020 and 2019, we had recorded liabilities totaling $18.7 million and $13.2 million, respectively, and assets of $14.1 million and $8.2 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

Note 21 — Segment Information

The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses and stock-based compensation.

	Year Ended December 31, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$305,893	$33,572	$—	$339,465
Interest expense	150,964	18,252	—	169,216
Net interest income	154,929	15,320	—	170,249
Other revenue:
Gain on sales, including fee-based services, net	—	94,607	—	94,607
Mortgage servicing rights	—	165,517	—	165,517
Servicing revenue	—	103,607	—	103,607
Amortization of MSRs	—	(49,222)	—	(49,222)
Property operating income	3,976	—	—	3,976
Loss on derivative instruments, net	(2,859)	(55,476)	—	(58,335)
Other income, net	4,052	57	—	4,109
Total other revenue	5,169	259,090	—	264,259
Other expenses:
Employee compensation and benefits	40,292	104,088	—	144,380
Selling and administrative	15,706	21,642	—	37,348
Property operating expenses	4,898	—	—	4,898
Depreciation and amortization	2,391	5,249	—	7,640
Provision for loss sharing (net of recoveries)	—	14,822	—	14,822
Provision for credit losses (net of recoveries)	59,967	1,143	—	61,110
Total other expenses	123,254	146,944	—	270,198
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	36,844	127,466	—	164,310
Loss on extinguishment of debt	(3,546)	—	—	(3,546)
(Loss) gain on sale of real estate	(878)	503	—	(375)
Income from equity affiliates	76,161	—	—	76,161
Provision for income taxes	(14,303)	(26,090)	—	(40,393)
Net income	94,278	101,879	—	196,157
Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	25,208	25,208
Net income attributable to common stockholders	$86,724	$101,879	$(25,208)	$163,395

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	Year Ended December 31, 2019
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$289,841	$26,099	$—	$315,940
Interest expense	169,802	16,597	—	186,399
Net interest income	120,039	9,502	—	129,541
Other revenue:
Gain on sales, including fee-based services, net	—	65,652	—	65,652
Mortgage servicing rights	—	90,761	—	90,761
Servicing revenue	—	103,223	—	103,223
Amortization of MSRs	—	(48,681)	—	(48,681)
Property operating income	9,674	—	—	9,674
Loss on derivative instruments, net	(275)	(1,687)	—	(1,962)
Other income, net	1,178	—	—	1,178
Total other revenue	10,577	209,268	—	219,845
Other expenses:
Employee compensation and benefits	31,264	90,838	—	122,102
Selling and administrative	18,099	22,230	—	40,329
Property operating expenses	10,220	—	—	10,220
Depreciation and amortization	2,046	5,464	—	7,510
Impairment loss on real estate owned	1,000	—	—	1,000
Provision for loss sharing (net of recoveries)	—	1,147	—	1,147
Total other expenses	62,629	119,679	—	182,308
Income before extinguishment of debt, income from equity affiliates and income taxes	67,987	99,091	—	167,078
Loss on extinguishment of debt	(7,439)	—	—	(7,439)
Income from equity affiliates	10,635	—	—	10,635
Provision for income taxes	(668)	(14,368)	—	(15,036)
Net income	70,515	84,723	—	155,238
Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	26,610	26,610
Net income attributable to common stockholders	$62,961	$84,723	$(26,610)	$121,074

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	Year Ended December 31, 2018
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$226,750	$25,018	$—	$251,768
Interest expense	137,719	15,770	329	153,818
Net interest income	89,031	9,248	(329)	97,950
Other revenue:
Gain on sales, including fee-based services, net	—	70,002	—	70,002
Mortgage servicing rights	—	98,839	—	98,839
Servicing revenue	—	94,158	—	94,158
Amortization of MSRs	—	(48,124)	—	(48,124)
Property operating income	10,095	—	—	10,095
Gain on derivative instruments, net	—	5,955	—	5,955
Other income, net	1,490	716	—	2,206
Total other revenue	11,585	221,546	—	233,131
Other expenses:
Employee compensation and benefits	27,456	83,014	—	110,470
Selling and administrative	15,642	21,432	—	37,074
Property operating expenses	10,431	—	—	10,431
Depreciation and amortization	1,851	5,602	—	7,453
Impairment loss on real estate owned	2,000	—	—	2,000
Provision for loss sharing (net of recoveries)	—	3,843	—	3,843
Provision for loan losses (net of recoveries)	8,353	—	—	8,353
Litigation settlement gain	(10,170)	—	—	(10,170)
Total other expenses	55,563	113,891	—	169,454
Income before extinguishment of debt, income from equity affiliates and income taxes	45,053	116,903	(329)	161,627
Loss on extinguishment of debt	(5,041)	—	—	(5,041)
Income from equity affiliates	1,196	—	—	1,196
Benefit from (provision for) income taxes	774	(10,505)	—	(9,731)
Net income	41,982	106,398	(329)	148,051
Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	32,185	32,185
Net income attributable to common stockholders	$34,428	$106,398	$(32,514)	$108,312

(1) Includes certain corporate expenses not allocated to the two reportable segments, primarily income allocated to the noncontrolling interest holders.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	December 31, 2020
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$172,568	$166,960	$339,528
Restricted cash	188,226	9,244	197,470
Loans and investments, net	5,285,868	—	5,285,868
Loans held-for-sale, net	—	986,919	986,919
Capitalized mortgage servicing rights, net	—	379,974	379,974
Securities held-to-maturity, net	—	95,524	95,524
Investments in equity affiliates	74,274	—	74,274
Goodwill and other intangible assets	12,500	92,951	105,451
Other assets	142,844	53,134	195,978
Total assets	$5,876,280	$1,784,706	$7,660,986

Liabilities:
Debt obligations	$4,872,626	$952,038	$5,824,664
Allowance for loss-sharing obligations	—	64,303	64,303
Other liabilities	203,554	85,780	289,334
Total liabilities	$5,076,180	$1,102,121	$6,178,301

	December 31, 2019
Assets:
Cash and cash equivalents	$264,468	$35,219	$299,687
Restricted cash	208,926	1,949	210,875
Loans and investments, net	4,189,960	—	4,189,960
Loans held-for-sale, net	—	861,360	861,360
Capitalized mortgage servicing rights, net	—	286,420	286,420
Securities held-to-maturity, net	20,000	68,699	88,699
Investments in equity affiliates	41,800	—	41,800
Goodwill and other intangible assets	12,500	98,200	110,700
Other assets	118,175	31,484	149,659
Total assets	$4,855,829	$1,383,331	$6,239,160

Liabilities:
Debt obligations	$3,878,343	$743,595	$4,621,938
Allowance for loss-sharing obligations	—	34,648	34,648
Other liabilities	171,004	55,543	226,547
Total liabilities	$4,049,347	$833,786	$4,883,133

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	Year Ended December 31,
	2020	2019	2018
Origination Data:
Structured Business
New loan originations (1)	$2,433,679	$2,803,251	$1,656,020
Loan payoffs / paydowns	1,208,071	1,748,387	955,575
(1) We committed to fund six SFR build-to-rent bridge loans totaling $197.8 million in the third and fourth quarters of 2020.

Agency Business
Origination Volumes by Investor:
Fannie Mae	$5,041,925	$3,346,272	$3,332,100
Freddie Mac	960,508	728,317	1,587,958
Private Label	382,191	401,216	—
FHA	327,345	123,095	153,523
CMBS/Conduit	—	211,325	50,908
Total	$6,711,969	$4,810,225	$5,124,489
Total loan commitment volume	$6,810,666	$4,829,721	$5,104,072

Loan Sales Data:
Agency Business
Fannie Mae	$4,771,113	$3,296,523	$3,217,006
Freddie Mac	816,802	786,993	1,540,483
Private Label	727,154	—	—
FHA	272,659	106,271	115,747
CMBS/Conduit	—	211,325	50,908
Total	$6,587,728	$4,401,112	$4,924,144
Sales margin (fee-based services as a % of loan sales)	1.44%	1.49%	1.42%
MSR rate (MSR income as a % of loan commitments)	2.43%	1.88%	1.94%

	December 31, 2020
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$18,268,268	52.3	8.2
Freddie Mac	4,881,080	27.9	9.9
FHA	752,116	16.3	20.3
Private Label	726,992	20.0	8.7
Total	$24,628,456	45.4	8.9

	December 31, 2019
Fannie Mae	$14,832,844	49.3	7.8
Freddie Mac	4,534,714	30.0	10.6
FHA	691,519	15.4	18.7
Total	$20,059,077	43.8	8.8

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV — Loans and other Lending Investments

DECEMBER 31, 2020

($ in thousands)

								Carrying
								Amount
		Periodic		Interest Pay				Subject to
		Payment	Maturity	Rate		Face	Carrying	Delinquent
Type	Location	Terms (1)	Date (2)	Index (3)	Prior Liens	Amount (4)	Amount (5)	Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO / PI	2021 ‑ 2022	LIBOR + 2.60% ‑ 5.00%	$—	$445,600	$443,068	$—
				Floor 0.25% ‑ 2.38%
Bridge loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2021 ‑ 2023	LIBOR + 0.00% ‑ 12.72%	—	3,693,706	3,666,306	—
				Floor 0.25% ‑ 2.75%
				Fixed 9.00% ‑ 11.00%
Land	Various	IO	2021 ‑ 2025	LIBOR + 4.00% ‑ 6.00%	—	189,613	111,734	—
				Floor 0.15% ‑ 1.66%
				Fixed 0.00% ‑ 11.64%
Healthcare	Various	IO / PI	2021 ‑ 2022	LIBOR + 4.00% ‑ 11.60%	—	186,694	182,412	—
				Floor 1.12% ‑ 2.63%
Hotel	Various	IO	2022	LIBOR + 1.45% ‑ 6.75%	—	177,000	148,824	—
				Floor 0.75%
Office	Various	IO / PI	2021 ‑ 2022	LIBOR + 3.10% ‑ 8.00%	—	123,227	121,611	—
				Floor 0.24% ‑ 1.24%
Single‑Family Rental	Various	IO	2021 ‑ 2024	LIBOR + 4.00% ‑ 7.50%	—	88,089	84,085	—
				Floor 0.50% ‑ 2.25%
				Fixed 10.00% ‑ 12.00%
Student Housing	Various	IO / PI	2021	LIBOR + 4.00% ‑ 5.00%	—	71,500	70,752	—
				Floor 1.23% ‑ 2.38%
Retail	Various	IO / PI	2021 ‑ 2024	LIBOR + 3.50% ‑ 4.95%	—	33,500	23,028	—
				Floor 1.00% ‑ 2.50%
Self Storage	MA	IO	2021	LIBOR + 3.90%	—	13,580	13,578	—
				Floor 1.23%
Total Bridge Loans less than 3% of carrying amount of total loans					—	4,576,909	4,422,330	—
Total Bridge Loans					—	5,022,509	4,865,398	—
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2021 ‑ 2030	LIBOR + 3.85% ‑ 4.75%	410,307	95,832	90,312	—
				Floor 1.00% ‑ 1.25%
				Fixed 5.00% ‑ 12.00%
Land	Various	IO	2021 - 2022	LIBOR + 6.00%	—	48,832	48,750	—
				Floor 1.66%
				Fixed 0.00%
Retail	Various	IO / PI	2024	LIBOR + 3.50%	30,389	9,578	6,083	—
				Floor 1.00%
				Fixed 12.00%
Office	MA	IO	2028	Fixed 9.00%	60,000	5,000	4,783	—
Total Mezzanine Loans					500,696	159,242	149,928	—
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2022 ‑ 2029	Fixed 3.00% ‑ 14.00%	797,753	182,949	172,163	—
Student Housing	AZ	IO	2021	Fixed 12.00%	143,000	23,500	20,069	—
Office	Various	IO	2024 ‑ 2027	Fixed 8.00% ‑ 15.00%	9,562	8,679	2,421	—
Land	TX	IO	2023	Fixed 12.00%	—	8,100	7,835	—
Commercial	NY	IO	2021	Fixed 6.00%	29,792	1,700	—	—
Total Preferred Equity Investments					980,107	224,928	202,488	—
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Single‑Family Rental	Various	IO / PI	2024 ‑ 2029	Fixed 4.40% ‑ 5.90%	—	68,403	68,054	—
					—	68,403	68,054	—
Total Loans					$1,480,803	$5,475,082	$5,285,868	$—
(1)	IO = Interest Only, PI = Principal and Interest.

(2)	Maturity date does not include possible extensions.

(3)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)	During 2020, $748.6 million of loans were extended.

(5)	The federal income tax basis is approximately $5.48 billion.

(6)	Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2020

The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,189,960	$3,200,145	$2,579,127
Additions during period:
New loan originations	2,433,679	2,831,822	1,658,732
Loan charge‑offs	—	—	3,173
Funding of unfunded loan commitments (1)	133,244	65,531	21,027
Accretion of unearned revenue	13,590	12,083	9,278
Recoveries of reserves	75	—	2,527
Deductions during period:
Loan payoffs and paydowns	(1,243,694)	(1,753,693)	(957,163)
Unfunded loan commitments (1)	(127,758)	(147,392)	(88,617)
Use of loan charge‑offs	—	—	(3,173)
Provision for loan losses	(77,335)	—	(13,986)
Unearned revenue and costs	(35,893)	(18,536)	(10,780)
Balance at end of year	$5,285,868	$4,189,960	$3,200,145
(1)	In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

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

February 19, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2020 all filings required by Section 16(a) of the Exchange Act were made timely.

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2021 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2021 Proxy Statement is incorporated herein by reference.

The information regarding our corporate governance under the caption “Board Committees” in the 2021 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the section captioned “Executive Compensation” of the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.❖
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock. ■
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock. ■■
3.7	Articles Supplementary designating Special Voting Preferred Stock. **
3.8	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲
4.1	Form of Certificate for Common Stock. ****
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate. ❖
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate. ■
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate. ■■
4.5	Indenture, dated March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦
4.6	Indenture, dated July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦
4.7	Indenture, dated July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦♦
4.8	Indenture, dated November 12, 2019, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. ♦♦♦♦
4.9	Description of securities of Arbor Realty Trust, Inc. ♠♠♠
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman. **
10.2

Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. **

10.3	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *
10.4	Form of Restricted Stock Agreement. *
10.5	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *
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

Exhibit Number	Description
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

10.11	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ▲▲▲
10.12	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ▲▲▲▲
10.13

Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K). ♠

10.14

Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto. ♠

10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. **
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. ***
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC. **
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC. **
10.19	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association. ♠♠
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial statements of Wakefield Investments Holdings LLC.
101.1

Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2020, filed on February 19, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule IV.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

EXHIBIT INDEX

▲	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.
▲▲▲	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
▲▲▲▲	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2018.
*	Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.
**	Incorporated by reference to Form 8-K filed July 15, 2016.
***	Incorporated by reference to Exhibit 1.1 of Form 8-K filed May 10, 2017.
****	Incorporated by reference to Registration Statement on Form S-11/A (No. 333-110472), as amended, filed December 31, 2003.
❖	Incorporated by reference to Form 8-A filed February 1, 2013.
❖❖	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
♠	Incorporated by reference to Form 8-K filed March 2, 2016.
♠♠	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
♠♠♠	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2019.
■	Incorporated by reference to Form 8-A filed May 8, 2013.
■■	Incorporated by reference to Form 8-A filed February 24, 2014.
♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed March 13, 2018.
♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 3, 2018.
♦♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 20, 2018.
♦♦♦♦	Incorporated by reference to Exhibit 4.1 of Form 8-K filed November 12, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: February 19, 2021	By:	/s/ Ivan Kaufman
		Name:	Ivan Kaufman
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 19, 2021

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2021

/s/ Kenneth J. Bacon	Director	February 19, 2021
Kenneth J. Bacon

/s/ Archie R. Dykes Archie R. Dykes	Director	February 19, 2021

/s/ Edward Farrell Edward Farrell	Director	February 19, 2021

/s/ William C. Green William C. Green	Director	February 19, 2021

/s/ Melvin F. Lazar Melvin F. Lazar	Director	February 19, 2021

/s/ Joseph Martello Joseph Martello	Director	February 19, 2021

/s/ Elliot Schwartz Elliot Schwartz	Director	February 19, 2021

/s/ George Tsunis George Tsunis	Director	February 19, 2021