Form 10-Q
period 2021-03-31
ARBOR REALTY TRUST INC
filed 2021-05-07
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Issuer has 133,056,352 shares of common stock, $0.01 par value per share, outstanding at April 30, 2021.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures in this report.

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

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021 and in our other reports and filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and cash equivalents	$260,228	$339,528
Restricted cash	272,039	197,470
Loans and investments, net (allowance for credit losses: $147,300 and $148,329, respectively)	6,070,337	5,285,868
Loans held-for-sale, net	613,542	986,919
Capitalized mortgage servicing rights, net	406,980	379,974
Securities held-to-maturity, net (allowance for credit losses: $1,597 and $1,644, respectively)	92,860	95,524
Investments in equity affiliates	104,406	74,274
Real estate owned, net	1,447	1,485
Due from related party	19,705	12,449
Goodwill and other intangible assets	104,278	105,451
Other assets	185,037	182,044
Total assets	$8,130,859	$7,660,986

Liabilities and Equity:
Credit facilities and repurchase agreements	$2,214,896	$2,234,883
Collateralized loan obligations	2,813,660	2,517,309
Senior unsecured notes	663,395	662,843
Convertible senior unsecured notes, net	269,452	267,973
Junior subordinated notes to subsidiary trust issuing preferred securities	141,839	141,656
Due to related party	1,579	2,365
Due to borrowers	80,082	89,325
Allowance for loss-sharing obligations	65,893	64,303
Other liabilities	209,371	197,644
Total liabilities	6,460,167	6,178,301

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; special voting preferred shares; 17,560,633 shares issued and outstanding; 8.25% Series A, $38,788 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500 aggregate liquidation preference; 900,000 shares issued and outstanding	89,472	89,472
Common stock, $0.01 par value: 500,000,000 shares authorized; 133,690,060 and 123,181,173 shares issued and outstanding, respectively	1,337	1,232
Additional paid-in capital	1,473,120	1,317,109
Accumulated deficit	(35,498)	(63,442)
Total Arbor Realty Trust, Inc. stockholders' equity	1,528,431	1,344,371
Noncontrolling interest	142,261	138,314
Total equity	1,670,692	1,482,685
Total liabilities and equity	$8,130,859	$7,660,986

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of March 31, 2021 and December 31, 2020, assets of our consolidated VIEs totaled $3,438,029 and $3,134,447, respectively, and the liabilities of our consolidated VIEs totaled $2,816,725 and $2,520,064, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest income	$91,144	$88,526
Interest expense	42,184	49,982
Net interest income	48,960	38,544
Other revenue:
Gain on sales, including fee-based services, net	28,867	14,305
Mortgage servicing rights	36,936	21,934
Servicing revenue, net	15,536	13,302
Property operating income	—	2,192
Loss on derivative instruments, net	(3,220)	(50,731)
Other income, net	681	1,303
Total other revenue	78,800	2,305
Other expenses:
Employee compensation and benefits	42,974	34,252
Selling and administrative	10,818	11,052
Property operating expenses	143	2,443
Depreciation and amortization	1,755	1,947
Provision for loss sharing (net of recoveries)	1,652	21,537
Provision for credit losses (net of recoveries)	(1,075)	54,382
Total other expenses	56,267	125,613
Income (loss) before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	71,493	(84,764)
Loss on extinguishment of debt	(1,370)	(1,954)
Gain on sale of real estate	1,228	—
Income from equity affiliates	22,251	3,992
(Provision for) benefit from income taxes	(12,492)	14,370
Net income (loss)	81,110	(68,356)
Preferred stock dividends	1,888	1,888
Net income (loss) attributable to noncontrolling interest	9,743	(10,934)
Net income (loss) attributable to common stockholders	$69,479	$(59,310)

Basic earnings (loss) per common share	$0.55	$(0.54)
Diluted earnings (loss) per common share	$0.55	$(0.54)

Weighted average shares outstanding:
Basic	125,235,405	110,792,412
Diluted	143,958,433	131,217,199

Dividends declared per common share	$0.33	$0.30

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2021
							Total Arbor
	Preferred	Preferred	Common	Common			Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Par Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	10,140,400	101	158,332	—	158,433	—	158,433
Stock-based compensation, net	—	—	368,487	4	(2,321)	—	(2,317)	—	(2,317)
Distributions - common stock	—	—	—	—	—	(41,530)	(41,530)	—	(41,530)
Distributions - preferred stock	—	—	—	—	—	(1,893)	(1,893)	—	(1,893)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,796)	(5,796)
Net income	—	—	—	—	—	71,367	71,367	9,743	81,110
Balance – March 31, 2021	21,272,133	$89,472	133,690,060	$1,337	$1,473,120	$(35,498)	$1,528,431	$142,261	$1,670,692

Three Months Ended March 31, 2020
Balance - January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (for adoption of credit loss standard)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	1,350,000	14	19,410	—	19,424	—	19,424
Repurchase of common stock	—	—	(1,249,777)	(13)	(11,278)	—	(11,291)	—	(11,291)
Issuance of common stock from convertible debt	—	—	360,860	3	(186)	—	(183)	—	(183)
Stock-based compensation, net	—	—	441,606	5	1,882	—	1,887	—	1,887
Distributions - common stock	—	—	—	—	—	(33,249)	(33,249)	—	(33,249)
Distributions - preferred stock	—	—	—	—	—	(1,892)	(1,892)	—	(1,892)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,110)	(6,110)
Redemption of operating partnership units	(114,829)	(1)	—	—	(1,599)	—	(1,600)	—	(1,600)
Net loss	—	—	—	—	—	(57,422)	(57,422)	(10,934)	(68,356)
Balance – March 31, 2020	24,080,765	$89,500	110,608,903	$1,106	$1,163,161	$(177,589)	$1,076,178	$149,872	$1,226,050

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$81,110	$(68,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,755	1,947
Stock-based compensation	3,330	3,517
Amortization and accretion of interest and fees, net	(72)	1,633
Amortization of capitalized mortgage servicing rights	14,204	11,822
Originations of loans held-for-sale	(1,412,722)	(1,088,699)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,841,891	957,060
Mortgage servicing rights	(36,936)	(21,934)
Write-off of capitalized mortgage servicing rights from payoffs	3,828	5,920
Provision for credit losses (net of recoveries)	(1,075)	54,382
Provision for loss sharing (net of recoveries)	1,652	21,537
Net recoveries (charge-offs) for loss sharing obligations	(62)	160
Deferred tax provision (benefit)	4,486	(19,904)
Income from equity affiliates	(22,251)	(3,992)
Distributions from equity affiliates	13,164	1,151
Loss on extinguishment of debt	1,370	1,954
Payoffs and paydowns of loans held-for-sale	2,316	—
Changes in operating assets and liabilities	(4,898)	(91,433)
Net cash provided by (used in) operating activities	491,090	(233,235)

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,055,354)	(815,501)
Payoffs and paydowns of loans and investments	234,711	298,701
Deferred fees	9,190	4,857
Investments in real estate, net	—	(230)
Contributions to equity affiliates	(21,045)	(60)
Payoffs and paydowns of securities held-to-maturity	3,380	3,313
Due to borrowers and reserves	(42,154)	(1,834)
Net cash used in investing activities	(871,272)	(510,754)

Financing activities:
Proceeds from credit facilities and repurchase agreements	3,685,968	2,229,200
Paydowns and payoffs of credit facilities and repurchase agreements	(3,704,382)	(2,058,588)
Proceeds from issuance of collateralized loan obligations	655,475	668,000
Payoffs and paydowns of collateralized loan obligations	(356,149)	(282,874)
Proceeds from issuance of common stock	158,433	19,424
Settlements of convertible senior unsecured notes	—	(21,516)
Proceeds from issuance of senior unsecured notes	—	275,000
Redemption of operating partnership units	—	(1,600)
Payments of withholding taxes on net settlement of vested stock	(5,647)	(1,630)
Repurchase of common stock	—	(11,291)
Distributions to stockholders	(49,219)	(41,251)
Payment of deferred financing costs	(9,028)	(13,050)
Net cash provided by financing activities	375,451	759,824
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,731)	15,835
Cash, cash equivalents and restricted cash at beginning of period	536,998	510,562
Cash, cash equivalents and restricted cash at end of period	$532,267	$526,397

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2021	2020

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$339,528	$299,687
Restricted cash at beginning of period	197,470	210,875
Cash, cash equivalents and restricted cash at beginning of period	$536,998	$510,562

Cash and cash equivalents at end of period	$260,228	$222,330
Restricted cash at end of period	272,039	304,067
Cash, cash equivalents and restricted cash at end of period	$532,267	$526,397

Supplemental cash flow information:
Cash used to pay interest	$36,311	$42,666
Cash used to pay taxes	548	1,681

Supplemental schedule of non-cash investing and financing activities:
Loans transferred from loans and investment, net to loans held-for-sale	$65,204	$—
Cummulative-effect adjustment (for adoption of credit loss standard)	—	28,607
Issuance of common stock from convertible debt	—	4,595
Distributions accrued on 8.25% Series A preferred stock	267	267
Distributions accrued on 7.75% Series B preferred stock	203	203
Distributions accrued on 8.50% Series C preferred stock	159	159
Settlements of convertible senior unsecured notes	—	(4,778)
Fair value of conversion feature of convertible senior unsecured notes	185	(183)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We operate through two business segments: our Structured Loan Origination and Investment Business, or “Structured Business,” and our Agency Loan Origination and Servicing Business, or “Agency Business.”

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental (“SFR”) and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization (“APL certificates”).

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the general partner, and ARLP's subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which is part of our TRS consolidated group (the “TRS Consolidated Group”) and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2020 Annual Report.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Beginning early 2020, there has been a global outbreak of COVID-19, which has forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In December 2019, the Financial Accounting Standards Board issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

	First quarter of 2021	The adoption of this guidance did not have a material impact on our consolidated financial statements.

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2020 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	March 31, 2021	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)

Bridge loans (4)	$5,804,705	93%	302	4.93%	15.8	0%	75%
Preferred equity investments	224,872	4%	14	7.00%	47.2	64%	89%
Mezzanine loans	204,471	3%	29	6.63%	38.2	25%	80%
Other loans (5)	29,383	<1%	2	4.57%	56.8	0%	69%
	6,263,431	100%	347	5.06%	17.8	3%	76%
Allowance for credit losses	(147,300)
Unearned revenue	(45,794)
Loans and investments, net	$6,070,337

	December 31, 2020
Bridge loans (4)	$5,022,509	92%	263	5.09%	16.2	0%	76%
Preferred equity investments	224,928	4%	14	7.07%	49.8	64%	89%
Mezzanine loans	159,242	3%	29	7.40%	45.0	32%	82%
Other loans (5)	68,403	1%	22	4.95%	74.8	0%	69%
	5,475,082	100%	328	5.23%	19.2	4%	77%
Allowance for credit losses	(148,329)
Unearned revenue	(40,885)
Loans and investments, net	$5,285,868
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of March 31, 2021 and December 31, 2020, bridge loans included 59 and 38, respectively, of SFR loans with an aggregate UPB of $445.0 million and $309.2 million, respectively, of which $131.2 million and $88.1 million, respectively, was funded.
(5)	As of March 31, 2021, other loans included 2 variable rate SFR permanent loans with an aggregate UPB of $29.4 million. As of December 31, 2020, other included 22 SFR permanent loans with an aggregate UPB of $68.4 million.

During the first quarter of 2021, the Structured Business transferred 21 fixed rate SFR permanent loans with a UPB of $65.2 million to the Agency Business, which represents all fixed rate SFR permanent loans originated. Fixed rate SFR permanent loans are reported through the Agency Business beginning in 2021 and classified as held-for-sale. See Note 4 for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2021, the UPB related to 18 loans with five different borrowers represented 12% of total assets. At December 31, 2020, the UPB related to 22 loans with five different borrowers represented 12% of total assets. During both the three months ended March 31, 2021 and the year ended December 31, 2020, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of March 31, 2021 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2021	2020	2019	2018	2017	Prior	Total	LTV Ratio	LTV Ration
Multifamily:
Pass	$575,864	$874,039	$85,964	$—	$32,500	$744	$1,569,111
Pass/Watch	403,657	773,882	784,425	138,705	3,500	28,800	2,132,969
Special Mention	—	369,329	745,731	94,333	117,758	—	1,327,151
Substandard	—	14,340	96,300	23,405	16,500	8,250	158,795
Doubtful	—	—	—	—	17,700	—	17,700
Total Multifamily	$979,521	$2,031,590	$1,712,420	$256,443	$187,958	$37,794	$5,205,726	3%	75%
Land:						Percentage of portfolio	83%
Special Mention	$—	$8,100	$—	$—	$—	$—	$8,100
Substandard	—	71,018	19,523	—	19,975	127,928	238,444
Total Land	$—	$79,118	$19,523	$—	$19,975	$127,928	$246,544	0%	94%
Healthcare:						Percentage of portfolio	4%
Pass	$—	$—	$6,600	$10,000	$—	$—	$16,600
Pass/Watch	—	—	—	—	39,650	—	39,650
Special Mention	—	—	74,319	51,500	—	—	125,819
Doubtful	—	—	—	—	4,625	—	4,625
Total Healthcare	$—	$—	$80,919	$61,500	$44,275	$—	$186,694	0%	78%
Hotel:						Percentage of portfolio	3%
Pass	$—	$26,000	$—	$—	$—	$—	$26,000
Substandard	—	60,000	91,000	—	—	—	151,000
Total Hotel	$—	$86,000	$91,000	$—	$—	$—	$177,000	0%	90%
Single-Family Rental:						Percentage of portfolio	3%
Pass	$60,199	$18,326	$31,812	$—	$—	$—	$110,337
Pass/Watch	3,606	31,410	4,623	—	—	—	39,639
Special Mention	—	10,600	—	—	—	—	10,600
Total Single-Family Rental	$63,805	$60,336	$36,435	$—	$—	$—	$160,576	0%	61%
Office:						Percentage of portfolio	3%
Pass	$—	$—	$—	$5,000	$—	$—	$5,000
Special Mention	—	35,410	—	42,799	43,151	9,651	131,011
Doubtful	—	—	—	—	—	880	880
Total Office	$—	$35,410	$—	$47,799	$43,151	$10,531	$136,891	3%	81%
Student Housing:						Percentage of portfolio	2%
Special Mention	$—	$—	$31,100	$—	$—	$—	$31,100
Substandard	—	23,500	—	13,000	24,050	—	60,550
Total Student Housing	$—	$23,500	$31,100	$13,000	$24,050	$—	$91,650	19%	75%
Retail:						Percentage of portfolio	1%
Pass	$—	$—	$4,000	$—	$—	$—	$4,000
Pass/Watch	—	—	—	35,600	—	—	35,600
Substandard	—	—	—	—	—	3,470	3,470
Total Retail	$—	$—	$4,000	$35,600	$—	$3,470	$43,070	7%	69%
Other:						Percentage of portfolio	1%
Pass	$—	$—	$—	$—	$13,580	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$13,580	$1,700	$15,280	7%	54%
						Percentage of portfolio	< 1%

Grand Total	$1,043,326	$2,315,954	$1,975,397	$414,342	$332,989	$181,423	$6,263,431	3%	76%

Geographic Concentration Risk

As of March 31, 2021, 22% and 14% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2020, 19% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2021
	Land	Multifamily	Retail	Office	Hotel	Healthcare	Student Housing	Other	Total
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$13,861	$1,846	$7,759	$3,880	$4,078	$2,287	$148,329
Provision for credit losses (net of recoveries)	(54)	(6,439)	(13)	6,205	(5)	(8)	(580)	(135)	(1,029)
Ending balance	$78,096	$30,029	$13,848	$8,051	$7,754	$3,872	$3,498	$2,152	$147,300

	Three Months Ended March 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	29	64	68	112	17,294
Provision for credit losses (net of recoveries)	10,473	15,569	10,983	4,310	7,500	3,870	1,074	110	53,889
Ending balance	$78,419	$31,891	$11,318	$6,097	$7,529	$3,934	$1,142	$1,922	$142,252

Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets we operate in will experience declines in economic conditions, increases in unemployment rates and other market driven factors largely the result of the COVID-19 pandemic that will likely impact loan delinquencies, modifications and potential risk of loss. For the periods beyond the reasonable and supportable forecast, we reverted to our historical loss rate, which was adjusted to address for factors that are not present in our existing portfolio. We also made adjustments for loans that are expected to extend based on available extension options and the timing of their maturities in relation to current economic conditions.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of March 31, 2021 and December 31, 2020, we had outstanding unfunded commitments of $443.1 million and $353.8 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

As of March 31, 2021 and December 31, 2020, accrued interest receivable related to our loans totaling $49.5 million and $41.6 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

All of our structured loans and investments are secured by real estate assets or by interests in real estate assets, and, as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows (in thousands):

	March 31, 2021
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,829	$77,868	0%	99%
Hotel	110,000	89,279	7,500	0%	94%
Retail	30,070	29,176	13,843	10%	76%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,151	2,151	1,500	0%	70%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,761	$254,808	$106,256	1%	94%

	December 31, 2020
Land	$134,215	$127,829	$77,869	0%	99%
Hotel	110,000	89,613	7,500	0%	94%
Retail	30,079	28,957	13,851	10%	75%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,166	2,166	1,500	0%	71%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,785	$254,938	$106,265	1%	94%
(1)	Represents the UPB of ten impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both March 31, 2021 and December 31, 2020.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of March 31, 2021 and December 31, 2020.

At both March 31, 2021 and December 31, 2020, seven loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2021			December 31, 2020
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$36,500	$—	$36,500	$36,500	$—	$36,500
Multifamily	17,700	—	17,700	17,700	—	17,700
Healthcare	4,625	—	4,625	4,625	—	4,625
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	920	—	920
Office	880	—	880	880	—	880
Total	$62,325	$—	$62,325	$62,325	$—	$62,325

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

In addition, we have six loans with a carrying value totaling $121.3 million at March 31, 2021, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.96%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2021 and December 31, 2020, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both March 31, 2021 and December 31, 2020, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three months ended March 31, 2021 and 2020, interest income recognized on nonaccrual loans was de minimis.

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which is collateralized by a hotel property and scheduled to mature in December 2022. In the first quarter of 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In August 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The total discount received of $20.1 million was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid-off by March 2, 2021. In January 2021, we entered into a second forbearance agreement which temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to 9.50%, which is the default rate. The payment of the interest is deferred to payoff.

In August 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% will be deferred to payoff and will be waived if the loan is paid-off by December 31, 2022. The loan modification agreement also includes a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposits an additional reserve deposit of approximately $4.6 million by December 31, 2021. We have the ability to potentially recapture up to $8.0 million of the principal reduction to the extent that the property is sold or refinanced in excess of the debt.

These two loan modifications were deemed troubled debt restructurings. There were no loan modifications, refinancing's and/or extensions during the three months ended March 31, 2021 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2021 and December 31, 2020, we had total interest reserves of $82.9 million and $78.3 million, respectively, on 218 loans and 186 loans, respectively, with an aggregate UPB of $4.14 billion and $3.60 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Fannie Mae	$305,949	$679,342
Private Label	208,640	56,186
FHA	68,229	53,063
Freddie Mac	18,014	180,004
SFR - Fixed Rate	1,493	—
	602,325	968,595
Fair value of future MSR	14,026	21,600
Unearned discount	(2,809)	(3,276)
Loans held-for-sale, net	$613,542	$986,919

During the three months ended March 31, 2021 and 2020, we sold $1.84 billion and $957.1 million, respectively, of loans held-for-sale and recorded gain on sales of $27.0 million and $13.2 million, respectively. Included in the total loans sold in the first quarter of 2021 were 20 fixed rate SFR permanent loans totaling $63.3 million which resulted in a gain on sale of $2.7 million, see Note 3 for further details. At March 31, 2021 and December 31, 2020, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.7 years and 8.6 years at March 31, 2021 and December 31, 2020, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$336,466	$43,508	$379,974	$221,901	$64,519	$286,420
Additions	45,038	—	45,038	20,275	—	20,275
Amortization	(11,079)	(3,125)	(14,204)	(7,615)	(4,206)	(11,821)
Write-downs and payoffs	(2,997)	(831)	(3,828)	(4,184)	(1,736)	(5,920)
Ending balance	$367,428	$39,552	$406,980	$230,377	$58,577	$288,954

We collected prepayment fees totaling $2.7 million and $5.1 million during the three months ended March 31, 2021 and 2020, respectively, which are included as a component of servicing revenue, net on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

The expected amortization of capitalized MSRs recorded as of March 31, 2021 is as follows (in thousands):

Year	Amortization
2021 (nine months ending 12/31/2021)	$43,308
2022	54,541
2023	50,757
2024	46,877
2025	43,723
2026	39,966
Thereafter	127,808
Total	$406,980

Actual amortization may vary from these estimates.

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2021
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$19,073,504	75%	Texas	15%
Freddie Mac	4,795,228	19%	New York	10%
FHA	796,133	3%	North Carolina	9%
Private Label	726,918	3%	California	9%
SFR - Fixed Rate	63,299	<1%	Florida	7%
Total	$25,455,082	100%	Georgia	6%
			New Jersey	5%
			Other (2)	39%
			Total	100%

December 31, 2020
Fannie Mae	$18,268,268	74%	Texas	16%
Freddie Mac	4,881,080	20%	New York	9%
FHA	752,116	3%	North Carolina	9%
Private Label	726,992	3%	California	9%
Total	$24,628,456	100%	Florida	7%
			Georgia	6%
			New Jersey	4%
			Other (2)	40%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At March 31, 2021 and December 31, 2020, our weighted average servicing fee was 46.0 basis points and 45.4 basis points, respectively. At March 31, 2021 and December 31, 2020, we held total escrow balances of $1.38 billion and $1.29 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $885.4 million and $867.6 million at March 31, 2021 and December 31, 2020, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.2 million and $3.1 million during the three months ended March 31, 2021 and 2020, respectively, and is a component of servicing revenue, net in the consolidated statements of operations.

Note 7 — Securities Held-to-Maturity

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of March 31, 2021, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.7 years. The weighted average effective interest rate was 10.91% and 10.85% at March 31, 2021 and December 31, 2020, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $11.9 million is estimated to mature within one year, $34.0 million is estimated to mature after one year through five years, $10.7 million is estimated to mature after five years through ten years and $15.7 million is estimated to mature after ten years.

Agency Private Label Certificates (“APL certificates”). In connection with our $727.2 million Private Label securitization in May 2020, we retained the most subordinate class of APL certificates with an initial face value of $63.6 million. We purchased the APL certificates at a discount for $37.9 million, which are collateralized by a pool of 40 fixed rate 10-year mortgage loans secured by first mortgage loans on 49 multifamily properties, bear interest at an initial weighted average variable rate of 4.95% and have an estimated weighted average remaining maturity of 8.8 years. The weighted average effective interest rate was 10.15% at both March 31, 2021 and December 31, 2020 and the full $63.6 million is expected to mature after five years through ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
March 31, 2021
B Piece bonds	$72,266	$54,792	$4,684	$59,476	$606
APL certificates	63,627	38,068	4,912	42,980	991
Total	$135,893	$92,860	$9,596	$102,456	$1,597
December 31, 2020
B Piece bonds	$76,497	$57,839	$709	$58,548	$621
APL certificates	63,627	37,685	(2,105)	35,580	1,023
Total	$140,124	$95,524	$(1,396)	$94,128	$1,644

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2021
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,023	$621	$1,644
Provision for credit loss expense	(32)	(15)	(47)
Ending balance	$991	$606	$1,597

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of March 31, 2021, no other-than-temporary impairment was recorded on our held-to-maturity securities.

During the three months ended March 31, 2021 and 2020, we recorded interest income (including the amortization of discount) of $2.9 million and $2.3 million, respectively, related to these investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of our investments in equity affiliates is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	March 31, 2021	December 31, 2020	March 31, 2021
Arbor Residential Investor LLC	$68,557	$59,150	$—
Century Summerfield Apartments	17,026	—	76,575
AMAC Holdings III LLC	14,082	10,308	—
North Vermont Avenue	2,421	2,496	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$104,406	$74,274	$78,262

Arbor Residential Investor LLC (“ARI”). During the three months ended March 31, 2021 and 2020, we recorded income of $22.5 million and $2.9 million, respectively, to income from equity affiliates in our consolidated statements of operations. During the three months ended March 31, 2021, we also received cash distributions totaling $13.1 million from this equity investment, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements and may be different than our indirect interest.

In April 2021, we received an additional $5.6 million cash distribution from this equity investment.

Summarized statements of income for Wakefield Investment Holdings LLC, the third-party entity formed to hold a controlling interest in ARI, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Statements of Income:
Total revenues	$366,314	$173,376
Total expenses	246,539	154,250
Net income	$119,775	$19,126

Century Summerfield Apartments. During the three months ended March 31, 2021, we committed to a $20.0 million investment (of which $17.0 million was funded as of March 31, 2021)for a 50% equity interest in a joint venture with a third party that was formed to invest in an apartment community. As a result of this transaction, we have an initial interest of 37.5% in the apartment community. We will earn a 5% cumulative non-compounded, priority return for six months.

AMAC Holdings III LLC (“AMAC III”). During the three months ended March 31, 2021, we funded an additional $4.0 million of the total committed investment of $30.0 million, which brings the total funded investment to $15.7 million at March 31, 2021. During both the three months ended March 31, 2021 and 2020, the loss recorded from this investment was de minimis.

See Note 18 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 9 — Real Estate Owned

A summary of our office building real estate asset is as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$3,138	$3,138
Building and intangible assets	2,010	2,010
Less: Impairment loss	(2,500)	(2,500)
Less: Accumulated depreciation and amortization	(1,201)	(1,163)
Real estate owned, net	$1,447	$1,485

Our office building was fully occupied by a single tenant until April 2017, when the lease expired. The building is currently vacant.

Note 10 — Debt Obligations

Credit Facilities and Repurchase Agreements

Borrowings under our credit facilities and repurchase agreements are as follows ($ in thousands):

				March 31, 2021			December 31, 2020
				Debt	Collateral		Debt	Collateral
	Current	Extended	Note Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$900M joint repurchase facility	Mar. 2022	Mar. 2023	V	$761,110	$1,153,670	2.58%	$681,006	$1,054,562
$400M repurchase facility (2)	Dec. 2021	Mar. 2023	V	374,468	528,338	2.34%	191,622	259,559
$200M repurchase facility	Mar. 2023	Mar. 2026	V	95,124	120,500	2.14%	—	—
$198.7M repurchase facility (3)	Dec. 2021	N/A	V	100,145	118,031	3.04%	71,627	87,242
$188.5M loan specific credit facilities	June 2021 to Jan. 2024	N/A	V/F	188,297	251,550	3.04%	148,615	198,550
$150M credit facility	Oct. 2022	Oct. 2023	V	1,216	2,659	3.90%	23,606	31,809
$100M credit facility	July 2021	N/A	V	10,935	15,000	2.84%	39,346	47,912
$100M credit facility	Oct. 2022	N/A	V	10,525	14,577	4.06%	—	—
$100M repurchase facility	Sept. 2021	N/A	V	64,573	81,436	2.11%	31,780	40,551
$50M credit facility	April 2022	N/A	V	22,401	28,009	2.14%	15,992	21,300
$30M working capital facility	Nov. 2021	N/A	V	—	—	—	30,000	—
$25M credit facility	June 2022	June 2023	V	15,099	21,516	2.39%	9,323	14,340
$1.4M master security agreements	Dec. 2022	N/A	F	1,095	—	4.01%	1,441	—
Repurchase facilities - securities (4)	N/A	N/A	V	31,586	—	3.55%	38,487	—
Structured Business total				$1,676,574	$2,335,286	2.59%	$1,282,845	$1,755,825

Agency Business
$750M ASAP agreement	N/A	N/A	V	$206,483	$206,637	1.40%	$301,455	$302,491
$400M repurchase facility	Oct. 2021	N/A	V	90,548	90,576	1.61%	174,515	174,555
$200M joint repurchase facility	Mar. 2022	N/A	V	145,245	191,321	1.91%	42,808	56,186
$200M credit facility	Mar. 2022	N/A	V	94,778	94,979	1.60%	294,732	296,698
$150M credit facility	July 2021	N/A	V	—	—	—	49,632	49,754
$100M credit facility	June 2021	N/A	V	—	—	—	88,896	88,911
$1.3M repurchase facility (3)	Dec. 2021	N/A	V	1,268	1,492	3.00%	—	—
Agency Business total				$538,322	$585,005	1.61%	$952,038	$968,595
Consolidated total				$2,214,896	$2,920,291	2.35%	$2,234,883	$2,724,420

V = Variable Note Rate

F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at March 31, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $3.7 million and $3.3 million, respectively. The debt carrying value for the Agency Business at March 31, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $1.7 million and $0.6 million, respectively.
(2)	In April 2021, we amended this facility increasing the facility size to $500.0 million and extending the maturity to March 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

(3)	A portion of this $200.0 million repurchase facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business. See Note 3 for further details.
(4)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of March 31, 2021 and December 31, 2020, these facilities were collateralized by our B Piece bonds with a carrying value of $55.4 million and $58.5 million, respectively, and an SFR bond with a carrying value of $10.0 million at December 31, 2020.

Generally, our credit facilities and repurchase agreements have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a “wind-down” feature.

Joint Repurchase Facility. We amended our joint repurchase facility in March 2021 to extend the maturity date. The committed amount under this facility is $1.10 billion, which is shared between the Structured Business and the Agency Business, and matures in March 2022. Of the committed amount, $500.0 million has a one-year extension option through March 2023. This facility is used to finance structured loans and includes an $800.0 million sublimit to finance Private Label loans, which reduces to $500.0 million in March 2022. The interest rate under the facility is determined on a loan-by-loan basis and may include a LIBOR floor equal to a pro rata share of the LIBOR floors included in our originated loans. The facility has a maximum advance rate of 75% on all loans and has a $25.0 million over advance available to structured assets that bears interest at a rate of 650 basis points over LIBOR. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

Structured Business

At March 31, 2021 and December 31, 2020, the weighted average interest rate for the credit facilities and repurchase agreements of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.81% and 2.97%, respectively. The leverage on our loan and investment portfolio financed through our credit facilities and repurchase agreements, excluding the securities repurchase facilities, working capital facility and the master security agreements used to finance leasehold and capital expenditure improvements at our corporate office, was 71% and 69% at March 31, 2021 and December 31, 2020, respectively.

In March 2021, we entered into a $200.0 million repurchase facility to finance bridge loans that has interest rates of 175 basis points to 275 basis points over LIBOR and matures in March 2023. The facility has a maximum advance rate of 80%.

In March 2021, we amended our $50.0 million credit facility increasing the facility size to $150.0 million and decreased the all in floor rate 15 basis points.

In March 2021, we entered into an $18.2 million credit facility used to finance a hotel bridge loan. The facility bears interest at the prime rate with a floor of 3.25% and matures in December 2022.

In February 2021, we entered into a $21.6 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a fixed rate of 3.00% and matures in January 2024.

In January 2021, we amended our $400.0 million repurchase facility to extend the maturity to December 2021. The interest rate on new loans in 2021 is 175 basis points over LIBOR with a LIBOR floor of 35 basis points if utilization is above $250.0 million and 200 basis points over LIBOR with a LIBOR floor of 35 basis points if utilization is below $250.0 million. For existing loans, the interest rate will remain at 220 basis points over LIBOR with a LIBOR floor reduced to 35 basis points.

Agency Business

In March 2021, we amended our $150.0 million credit facility to increase the facility size to $200.0 million, extend the maturity to March 2022, increase the interest rate 20 basis points and add a LIBOR floor of 25 basis points.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
March 31, 2021	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XIV	$655,475	$649,708	1.46%	$668,155	$668,155	$104,737
CLO XIII	668,000	664,097	1.55%	776,270	776,270	7,564
CLO XII	534,193	530,981	1.63%	600,112	600,113	33,378
CLO XI	533,000	530,161	1.58%	596,667	596,667	49,577
CLO X	441,000	438,713	1.58%	521,042	521,042	26,195
Total CLOs	$2,831,668	$2,813,660	1.55%	$3,162,246	$3,162,247	$221,451

December 31, 2020
CLO XIII	$668,000	$663,804	1.58%	$768,664	$768,664	$43
CLO XII	534,193	530,673	1.66%	628,935	628,935	2,005
CLO XI	533,000	529,859	1.61%	555,157	555,157	92,395
CLO X	441,000	438,442	1.61%	522,132	522,132	25,537
CLO IX	356,150	354,531	1.53%	457,903	457,903	18,703
Total CLOs	$2,532,343	$2,517,309	1.60%	$2,932,791	$2,932,791	$138,683
(1)	Debt carrying value is net of $18.0 million and $15.0 million of deferred financing fees at March 31, 2021 and December 31, 2020, respectively.
(2)	At March 31, 2021 and December 31, 2020, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.90% and 1.93%, respectively.
(3)	As of March 31, 2021, there was one loan with a UPB of $15.0 million deemed at risk of default or a “credit risk” as defined by the CLO indenture, which we repurchased from the respective CLO in April 2021. As of December 31, 2020, there was no collateral deemed a credit risk.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $38.4 million and $49.5 million at March 31, 2021 and December 31, 2020, respectively.

CLO XIV. In March 2021, we completed CLO XIV, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third party investors and $68.7 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a two-and-a-half- year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

CLO IX. In March 2021, we unwound CLO IX, redeeming $356.2 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets primarily within CLO XIV, as well as with cash held by CLO IX, and expensed $1.4 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of operations.

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			March 31, 2021			December 31, 2020
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
8.00% Notes (3)	Apr. 2020	Apr. 2023	$70,750	$69,896	8.00%	$70,750	$69,793	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,114	4.50%	275,000	271,994	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	108,755	4.75%	110,000	108,668	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	88,847	5.75%	90,000	88,751	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	123,783	5.63%	125,000	123,637	5.63%
			$670,750	$663,395	5.29%	$670,750	$662,843	5.29%
(1)	At March 31, 2021 and December 31, 2020, the carrying value is net of deferred financing fees of $7.4 million and $7.9 million, respectively.
(2)	At both March 31, 2021 and December 31, 2020, the aggregate weighted average note rate, including certain fees and costs, was 5.65%.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a "make-whole" premium and accrued and unpaid interest. We have the right to redeem the notes three months prior to or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

Subsequent Event. In April 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering. We intend to use the net proceeds to make investments related to our business and for general corporate purposes.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate and the conversion rate at December 31, 2019 was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible senior notes (the “5.25% Convertible Notes”) for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. As of March 31, 2021, the 4.75% Convertible Notes had conversion rates of 56.4061 shares of common stock per $1,000 of principal, which represented a conversion price of $17.73 per share of common stock.

At March 31, 2021, there were $0.5 million and $13.8 million aggregate principal amount remaining of our 5.25% Convertible Notes issued on July 3, 2018 and 5.25% Convertible Notes issued on July 20, 2018, respectively. The initial conversion rates of the 5.25% convertible notes issued on July 3, 2018 and 5.25% Convertible Notes issued on July 20, 2018 were 86.9943 shares and 77.8331 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $11.50 per share and $12.85 per share of common stock, respectively. At March 31, 2021, the 5.25% Convertible Notes issued on July 3, 2018 and 5.25% Convertible Notes issued on July 20, 2018 had conversion rates of 91.4952 shares and 81.8600 shares, respectively, of common stock

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

per $1,000 of principal, which represented a conversion price of $10.93 per share and $12.22 per share of common stock, respectively. The 5.25% Convertible Notes pay interest semiannually in arrears and has a scheduled maturity date in July 2021, unless earlier converted or repurchased by the holders pursuant to their terms.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.52 years and 1.77 years at March 31, 2021 and December 31, 2020, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
March 31, 2021	$278,300	$4,833	$4,015	$269,452	$9,962

December 31, 2020	$278,300	$5,636	$4,691	$267,973	$9,962

During the three months ended March 31, 2021, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the three months ended March 31, 2020, we incurred total interest expense on the notes of $5.2 million, of which $3.4 million, $0.9 million and $0.9 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% at both March 31, 2021 and December 31, 2020.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $141.8 million and $141.7 million at March 31, 2021 and December 31, 2020, respectively, which is net of a deferred amount of $10.7 million and $10.8 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.8 million for both periods. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 3.01% and 3.06% at March 31, 2021 and December 31, 2020, respectively. Including certain fees and costs, the weighted average note rate was 3.10% and 3.15% at March 31, 2021 and December 31, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2021.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of March 31, 2021, as well as on the most recent determination dates in April 2021. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in April 2021 are as follows:

Cash Flow Triggers	CLO X	CLO XI	CLO XII	CLO XIII	CLO XIV
Overcollateralization (1)
Current	126.98%	121.95%	118.87%	119.76%	119.76%
Limit	125.98%	120.95%	117.87%	118.76%	118.76%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	397.51%	432.76%	387.82%	419.82%	297.55%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO X	CLO XI	CLO XII	CLO XIII	CLO XIV
April 2021	126.98%	121.95%	118.87%	119.76%	119.76%
January 2021	126.98%	121.95%	118.87%	119.76%	—
October 2020	126.98%	121.95%	118.87%	119.76%	—
July 2020	126.98%	121.95%	118.87%	119.76%	—
April 2020	126.98%	121.95%	118.87%	119.76%	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$64,303	$34,648
Impact of adopting CECL - January 1, 2020	—	14,406
Provisions for loss sharing	1,748	21,896
Provisions reversal for loan repayments	(96)	(358)
Recoveries (charge-offs), net	(62)	160
Ending balance	$65,893	$70,752

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At March 31, 2021 and 2020, guarantee obligations of $34.4 million and $32.4 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2021 and December 31, 2020, we had outstanding advances of $0.2 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At March 31, 2021 and December 31, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $31.5 million and $30.3 million, respectively, and represented 0.16% and 0.17%, respectively, of the Fannie Mae servicing portfolio.

At March 31, 2021 and December 31, 2020, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.58 billion and $3.41 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

March 31, 2021

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of loss on derivative instruments, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we recorded a net loss of $8.7 million and a net gain of $8.2 million, respectively, from changes in the fair value of these derivatives in loss on derivative instruments, net and $36.9 million and $21.9 million, respectively, of income from MSRs. See Note 13 for details.

Interest Rate Swap Futures. We enter into over-the-counter interest rate swap futures (“Swap Futures”) to hedge our exposure to changes in interest rates inherent in (1) our Agency Business SFR - fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. The Swap Futures do not meet the criteria for hedge accounting, typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our Swap Futures are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

During the three months ended March 31, 2021, we recorded realized gains of $2.9 million and unrealized gains of $2.6 million to our Agency Business related to our Swap Futures. During the three months ended March 31, 2020, we recorded realized losses of $2.6 million and unrealized losses of $0.4 million to our Structured Business and realized losses of $46.0 million and unrealized losses of $9.8 million to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of operations.

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	March 31, 2021
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	18	$135,558	Other Assets/Other Liabilities	$1,439	$(2,941)
Forward Sale Commitments	67	527,750	Other Assets/Other Liabilities	3,041	(8,102)
Swap Futures	2,233	223,300		—	—
		$886,608		$4,480	$(11,043)

	December 31, 2020
Agency Business
Rate Lock Commitments	7	$136,354	Other Assets/Other Liabilities	$1,967	$(231)
Forward Sale Commitments	114	1,048,763	Other Assets/Other Liabilities	1,925	(990)
Swap Futures	453	45,300		—	—
		$1,230,417		$3,892	$(1,221)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2021			December 31, 2020
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$6,263,431	$6,070,337	$6,214,368	$5,475,082	$5,285,868	$5,428,141
Loans held-for-sale, net	602,325	613,542	634,677	968,595	986,919	1,007,294
Capitalized mortgage servicing rights, net	n/a	406,980	454,366	n/a	379,974	415,495
Securities held-to-maturity, net	135,893	92,860	102,456	140,124	95,524	94,128
Derivative financial instruments	139,218	4,480	4,480	865,975	3,892	3,892

Financial liabilities:
Credit and repurchase facilities	$2,220,307	$2,214,896	$2,215,577	$2,238,722	$2,234,883	$2,235,668
Collateralized loan obligations	2,831,668	2,813,660	2,828,910	2,532,343	2,517,309	2,495,195
Senior unsecured notes	670,750	663,395	670,078	670,750	662,843	670,117
Convertible senior unsecured notes, net	278,300	269,452	291,856	278,300	267,973	280,636
Junior subordinated notes	154,336	141,839	100,125	154,336	141,656	99,594
Derivative financial instruments	524,089	11,043	11,043	319,142	1,221	1,221

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

March 31, 2021

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

Credit facilities and repurchase agreements. Fair values for credit facilities and repurchase agreements of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit facilities and repurchase agreements for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.

Collateralized loan obligations and junior subordinated notes. Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads (Level 3).

Senior unsecured notes. Fair values are estimated at current market quotes received from active markets when available (Level 1). If quotes from active markets are unavailable, then the fair values are estimated utilizing current market quotes received from inactive markets (Level 2).

Convertible senior unsecured notes, net. Fair values are estimated using current market quotes received from inactive markets (Level 2).

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of March 31, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$4,480	$4,480	$—	$3,041	$1,439

Financial liabilities:
Derivative financial instruments	$11,043	$11,043	$—	$11,043	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of March 31, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$148,552	$148,552	$—	$—	$148,552
(1)	We had an allowance for credit losses of $106.3 million relating to ten impaired loans with an aggregate carrying value, before loan loss reserves, of $254.8 million at March 31, 2021.

Loan impairment assessments. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for credit losses, when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for credit losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors. The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

Quantitative information about Level 3 fair value measurements at March 31, 2021 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Hotel	$81,779	Discounted cash flows /	Discount rate	7.50%
		direct capitalization	Capitalization rate	5.00%
			Revenue growth rate	25.00%

Land	49,961	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

Retail	15,333	Discounted cash flows	Discount rate	10.15%
			Capitalization rate	9.25%
			Revenue growth rate	1.68%

Healthcare	828	Discounted cash flows	Capitalization rate	14.30%

Office	651	Discounted cash flows	Discount rate	11.00%
			Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	1,439	Discounted cash flows	W/A discount rate	9.48%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	Three Months Ended March 31,
	2021	2020
Derivative assets and liabilities, net
Beginning balance	$1,967	$1,066
Settlements	(37,026)	(11,717)
Realized gains recorded in earnings	35,059	10,651
Unrealized gains recorded in earnings	1,439	2,069
Ending balance	$1,439	$2,069

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
March 31, 2021	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$135,558	$1,439	$(2,941)	$(1,502)
Forward sale commitments	527,750	—	2,941	2,941
Loans held-for-sale, net (1)	602,325	14,026	—	14,026
Total		$15,465	$—	$15,465
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of March 31, 2021 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$6,070,337	$6,214,368	$—	$—	$6,214,368
Loans held-for-sale, net	613,542	634,677	—	620,651	14,026
Capitalized mortgage servicing rights, net	406,980	454,366	—	—	454,366
Securities held-to-maturity, net	92,860	102,456	—	—	102,456

Financial liabilities:
Credit and repurchase facilities	$2,214,896	$2,215,577	$—	$538,322	$1,677,255
Collateralized loan obligations	2,813,660	2,828,910	—	—	2,828,910
Senior unsecured notes	663,395	670,078	670,078	—	—
Convertible senior unsecured notes, net	269,452	291,856	—	291,856	—
Junior subordinated notes	141,839	100,125	—	—	100,125

Note 14 — Commitments and Contingencies

Impact of COVID-19. The magnitude and duration of COVID-19 and its impact on our business and on our borrowers is uncertain and will mostly depend on future events, which cannot be predicted. As this pandemic continues and if economic conditions worsen, it may have long-term impacts on our financial position, results of operations and cash flows. See Note 2 and Item 1A. Risk Factors of our 2020 Annual Report for further discussion of COVID-19.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

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

As of March 31, 2021, we were required to maintain at least $18.7 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of March 31, 2021, we met the restricted liquidity requirement with a $45.0 million letter of credit and $12.2 million of cash collateral.

As of March 31, 2021, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $48.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of March 31, 2021, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of March 31, 2021, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2021 (nine months ending December 31, 2021)	$1,206,690	$4,266	$1,210,956
2022	2,230,637	8,257	2,238,894
2023	1,217,922	8,031	1,225,953
2024	781,593	7,926	789,519
2025	257,597	7,978	265,575
2026	—	8,282	8,282
Thereafter	460,922	26,098	487,020
Total	$6,155,361	$70,838	$6,226,199

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

During the three months ended March 31, 2021 and 2020, we recorded lease expense of $2.3 million and $1.6 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $443.1 million as of March 31, 2021 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The remaining counts in the Trust's amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The Bankruptcy Court granted the motion to amend and the amended complaint has been filed. The amended complaint seeks approximately $139.0 million in the aggregate, plus interest from the date of the alleged unlawful transfers, from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants.

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

March 31, 2021

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

Our CLO consolidated entities invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all collateral assets held in CLOs, which we believe gives us the power to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued to third parties by the CLOs, prior to the unwind. Our operating results and cash flows include the gross asset and liability amounts related to the CLOs as opposed to our net economic interests in those entities.

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Restricted cash	$259,829	$188,226
Loans and investments, net	3,152,490	2,923,634
Other assets	25,710	22,587
Total assets	$3,438,029	$3,134,447

Liabilities:
Collateralized loan obligations	$2,813,660	$2,517,309
Other liabilities	3,065	2,755
Total liabilities	$2,816,725	$2,520,064

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 30 VIEs in which we have a variable interest as of March 31, 2021 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2021 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$384,932
B Piece bonds	55,398
APL certificates	39,059
Equity investments	16,504
Agency interest only strips	1,055
Total	$496,948
(1)	Represents the carrying amount of loans and investments before reserves. At March 31, 2021, $219.3 million of loans to VIEs had corresponding specific loan loss reserves of $86.9 million. The maximum loss exposure as of March 31, 2021 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $3.88 billion at March 31, 2021.

Note 16 — Equity

Preferred Stock. The Series A, B and C preferred stock outstanding are redeemable by us.

Common Stock. In March 2021, we completed a public offering in which we sold 7,000,000 shares of our common stock for $15.48 per share and received net proceeds of $108.2 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used $12.4 million of the net proceeds from this offering to purchase, in April 2021, a total of 800,000 shares of our common stock from certain executive officers of ours, ACM and an estate planning family vehicle established by our chief executive officer at the same price the underwriters paid to purchase the shares.

During the three months ended March 31, 2021, we sold 3,140,400 shares of our common stock for net proceeds of $50.2 million through an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”).

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2021, there were 17,560,633 OP Units outstanding, which represented 11.6% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021.

Common Stock – On May 5, 2021, the Board of Directors declared a cash dividend of $0.34 per share of common stock. The dividend is payable on June 1, 2021 to common stockholders of record as of the close of business on May 21, 2021.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Preferred Stock – On April 30, 2021, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from March 1, 2021 through May 31, 2021 and are payable on June 1, 2021 to preferred stockholders of record on May 15, 2021.

Deferred Compensation. In March 2021, we issued 257,726 shares of restricted common stock to employees under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $4.1 million. Approximately half of the shares had one third vest as of the grant date and one third vesting on each of the first and second anniversaries of the grant date. The majority of the remaining shares had one fifth vest as of the grant date and one fifth vesting on each of the first, second, third and fourth anniversaries of the grant date. In March 2021, we also issued 27,864 shares of fully vested common stock to the independent members of the Board of Directors under the 2020 Plan with a grant date fair value of $0.4 million.

During the first quarter of 2021, 448,980 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 229,083 common shares.

During the first quarter of 2021, we withheld  140,744 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

Subsequent Event. In April 2021, we entered into a second amended and restated annual incentive agreement (the “2021 annual incentive agreement”) with our chief executive officer, effective January 1, 2021. The terms of the 2021 annual incentive agreement provide for: (1) an annual base salary of $1.2 million; (2) an annual cash payment of $0.8 million; and (3) annual performance cash bonus target opportunities of $2.9 million at target performance, $1.5 million at threshold performance and $4.4 million at maximum performance, with the opportunity to earn an additional $0.7 million annually in the event of extraordinary performance with respect to corporate capital growth goals. The 2021 annual incentive agreement also provides for: (1) a grant with a value of $3.0 million to be made in July 2021, dependent on reaching certain goals relating to the integration of the Acquisition (“Acquisition Related Grant”), which represents the last Acquisition Related Grant; and (2) at our chief executive officer’s option, to be exercised annually for the remainder of the term of the 2021 annual incentive agreement, either (i) a grant with a value of $3.0 million, which will vest in full three years from the date of the grant (“Time Based Vesting Equity Award”) or (ii) a performance based award of restricted stock (“Performance-Based TSR Equity Award”) with an annual value at grant of $12.0 million, relating to our total stockholder return objectives. The Acquisition Related Grant will vest in full on the third anniversary of the grant date. The Performance-Based TSR Equity Award will vest, in whole or in part, based on the attainment of total stockholder return goals over a five-year period.

In April 2021, our chief executive officer elected to receive the Time Based Vesting Equity Award option in connection with the 2021 annual incentive agreement; therefore, we granted our chief executive officer 184,729 shares of restricted common stock with a grant date fair value of $3.1 million that vest in full in April 2024.

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

March 31, 2021

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common stockholders (1)	$69,479	$69,479	$(59,310)	$(59,310)
Net income (loss) attributable to noncontrolling interest (2)	—	9,743	—	(10,934)
Net income (loss) attributable to common stockholders and noncontrolling interest	$69,479	$79,222	$(59,310)	$(70,244)
Weighted average shares outstanding	125,235,405	125,235,405	110,792,412	110,792,412
Dilutive effect of OP Units (2)	—	17,560,633	—	20,424,787
Dilutive effect of restricted stock units (3)	—	912,545	—	—
Dilutive effect of convertible notes (4)	—	249,850	—	—
Weighted average shares outstanding	125,235,405	143,958,433	110,792,412	131,217,199
Net income (loss) per common share (1)	$0.55	$0.55	$(0.54)	$(0.54)
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Mr. Kaufman is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

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

In the three months ended March 31, 2021 and 2020, we recorded a tax provision of $12.5 million and a tax benefit of $14.4 million, respectively. The tax provision recorded in the three months ended March 31, 2021 consisted of a current tax provision of $8.0 million and a deferred tax provision of $4.5 million. The tax benefit recorded in the three months ended March 31, 2020 consisted of a current tax provision of $5.5 million and a deferred tax benefit of $19.9 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 18 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services. During the three months ended March 31, 2021 and 2020, we incurred $0.8 million and $0.7 million, respectively, of costs for services provided to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $19.7 million and $12.4 million at March 31, 2021 and December 31, 2020, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the shared services agreement described above.

Due to related party was $1.6 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which has no continued involvement after the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $0.1 million for the three months ended March 31, 2021.

In December 2020, we committed to fund a $32.5 million bridge loan and made a $3.5 million preferred equity investment in a SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan, which was not funded as of March 31, 2021, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in October 2023 and the preferred equity investment has a fixed rate of 12% and matures in October 2023. Interest income recorded from the preferred equity investment was $0.1 million for the three months ended March 31, 2021.

In October 2020, we committed to fund a $30.5 million bridge loan and made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan, which was not funded as of March 31, 2021, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a fixed rate of 12% and matures in April 2023. Interest income recorded from the preferred equity investment was $0.1 million for the three months ended March 31, 2021.

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

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the three months ended March 31, 2021 and 2020, we reimbursed the aircraft owner $0.1 million and $0.3 million, respectively, for the flights chartered by our executives pursuant the agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC Holdings III LLC (“AMAC III”), a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $15.7 million was funded as of March 31, 2021) for an 18% interest in AMAC III. During both the three months ended March 31, 2021 and 2020, the loss recorded from this investment was de minimis. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million bridge loan was refinanced with a $35.3 million bridge loan, which bears interest at a rate of 350 basis points over LIBOR and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan was $0.6 million for the three months ended March 31, 2020.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan had an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and was scheduled to mature in July 2021. In January 2021, the borrower repaid this loan in full. Interest income recorded from this loan was $0.3 million for the three months ended 2020.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan was $0.1 million for the three months ended March 31, 2020.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and matures in June 2021. Interest income recorded from this loan was $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021. In January 2021, the maturity date of this loan was extended to January 2022. Interest income recorded from this loan was $0.1 million for both the three months ended March 31, 2021 and 2020.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from these loans totaled $0.5 million for both the three months ended March 31, 2021 and 2020.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2021 and 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2021. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2021 and 2020.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan was $0.1 million for both the three months ended March 31, 2020 and 2021.

In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a fixed rate of 3.1% and the mezzanine loan bears interest at a fixed rate of 9.0% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.1 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. During the three months ended March 31, 2021 and 2020, we recorded income of $22.5 million and $2.9 million, respectively, to income from equity affiliates in our consolidated statements of operations. We also received cash distributions totaling $13.1 million from this equity investment, which were classified as returns of capital, during the three months ended March 31, 2021.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.2 million for the three months ended March 31, 2020. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received a distribution of $1.1 million during the three months ended March 31, 2020, which was recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2021, this debt had an aggregate outstanding balance of $610.9 million and is scheduled to mature between 2021 and 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At March 31, 2021, ACM holds 3,528,083 shares of our common stock and 11,901,068 OP Units, which represents 10.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$83,210	$7,934	$—	$91,144
Interest expense	38,224	3,960	—	42,184
Net interest income	44,986	3,974	—	48,960
Other revenue:
Gain on sales, including fee-based services, net	—	28,867	—	28,867
Mortgage servicing rights	—	36,936	—	36,936
Servicing revenue	—	29,740	—	29,740
Amortization of MSRs	—	(14,204)	—	(14,204)
Loss on derivative instruments, net	—	(3,220)	—	(3,220)
Other income, net	681	—	—	681
Total other revenue	681	78,119	—	78,800
Other expenses:
Employee compensation and benefits	11,577	31,397	—	42,974
Selling and administrative	4,513	6,305	—	10,818
Property operating expenses	143	—	—	143
Depreciation and amortization	582	1,173	—	1,755
Provision for loss sharing (net of recoveries)	—	1,652	—	1,652
Provision for credit losses (net of recoveries)	(1,029)	(46)	—	(1,075)
Total other expenses	15,786	40,481	—	56,267
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	29,881	41,612	—	71,493
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of real estate	—	1,228	—	1,228
Income from equity affiliates	22,251	—	—	22,251
Provision for income taxes	(4,983)	(7,509)	—	(12,492)
Net income	45,779	35,331	—	81,110
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	9,743	9,743
Net income attributable to common stockholders	$43,891	$35,331	$(9,743)	$69,479

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

	March 31, 2021
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$66,981	$193,247	$260,228
Restricted cash	259,830	12,209	272,039
Loans and investments, net	6,070,337	—	6,070,337
Loans held-for-sale, net	—	613,542	613,542
Capitalized mortgage servicing rights, net	—	406,980	406,980
Securities held-to-maturity, net	—	92,860	92,860
Investments in equity affiliates	104,406	—	104,406
Goodwill and other intangible assets	12,500	91,778	104,278
Other assets	140,187	66,002	206,189
Total assets	$6,654,241	$1,476,618	$8,130,859

Liabilities:
Debt obligations	$5,564,919	$538,323	$6,103,242
Allowance for loss-sharing obligations	—	65,893	65,893
Other liabilities	184,476	106,556	291,032
Total liabilities	$5,749,395	$710,772	$6,460,167

	December 31, 2020
Assets:
Cash and cash equivalents	$172,568	$166,960	$339,528
Restricted cash	188,226	9,244	197,470
Loans and investments, net	5,285,868	—	5,285,868
Loans held-for-sale, net	—	986,919	986,919
Capitalized mortgage servicing rights, net	—	379,974	379,974
Securities held-to-maturity, net	—	95,524	95,524
Investments in equity affiliates	74,274	—	74,274
Goodwill and other intangible assets	12,500	92,951	105,451
Other assets	142,844	53,134	195,978
Total assets	$5,876,280	$1,784,706	$7,660,986

Liabilities:
Debt obligations	$4,872,626	$952,038	$5,824,664
Allowance for loss-sharing obligations	—	64,303	64,303
Other liabilities	203,554	85,780	289,334
Total liabilities	$5,076,180	$1,102,121	$6,178,301

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

	Three Months Ended March 31,
	2021	2020
Origination Data:
Structured Business
Bridge loans (1)	$1,005,688	$785,122
Mezzanine loans	56,000	14,175
Preferred equity investments	—	23,500
Other loans (2)	26,238	33,432
Total new loan originations	$1,087,926	$856,229
(1) The three months ended March 31, 2021 includes 18 SFR loans with a UPB of $43.3 million. During 2021, we committed to fund three SFR build-to-rent bridge loans totaling $98.4 million.
(2) The three months ended March 31, 2021 and 2020 includes 1 and 7, respectively, of SFR permanent loans with a UPB of $26.2 million and $33.4 million, respectively.

Loan payoffs / paydowns	$233,028	$275,292

Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,063,983	$581,973
Private Label	152,454	282,345
Freddie Mac	114,717	199,711
FHA	66,480	17,944
Total	$1,397,634	$1,081,973
Total loan commitment volume	$1,460,135	$1,267,219

Loan Sales Data:
Agency Business
Fannie Mae	$1,437,366	$754,044
Freddie Mac	274,824	179,703
FHA	66,403	23,313
SFR - Fixed Rate	63,298	—
Total	$1,841,891	$957,060
Sales margin (fee-based services as a % of loan sales)	1.57%	1.49%
MSR rate (MSR income as a % of loan commitments)	2.53%	1.73%

	March 31, 2021
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$19,073,504	52.8	8.3
Freddie Mac	4,795,228	28.3	9.8
FHA	796,133	16.0	20.7
Private Label	726,918	20.0	8.7
SFR - Fixed Rate	63,299	20.0	6.1
Total	$25,455,082	46.0	9.0

	December 31, 2020
Fannie Mae	$18,268,268	52.3	8.2
Freddie Mac	4,881,080	27.9	9.9
FHA	752,116	16.3	20.3
Private Label	726,992	20.0	8.7
Total	$24,628,456	45.4	8.9

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, SFR and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and APL certificates of the securitization.

We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.

Our operating performance is primarily driven by the following factors:

Net interest income earned on our investments. Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. However, if the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. We recognize the bulk of our net interest income from our Structured Business. Additionally, we recognize net interest income from loans originated through our Agency Business, which are generally sold within 60 days of origination.

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

COVID-19 Impact. The global outbreak of COVID-19 that began in early 2020, has forced many countries, including the U.S., to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, the impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.

Significant Developments During the First Quarter of 2021

Capital Markets Activity. We raised approximately $158.0 million of capital through a public offering of our common stock and an “At-The-Market” equity offering sales agreement.

Financing Activity.

●	We closed our fourteenth collateralized securitization vehicle (CLO XIV) totaling $785.0 million of real estate related assets and cash, of which $655.5 million of investment grade notes were issued to third party investors and $68.7 million of below investment-grade notes and a $60.8 million equity interest in the portfolio were retained by us;
●	We completed the unwind of CLO IX, redeeming $356.2 million of outstanding notes which were repaid primarily from refinancing the remaining assets within our existing financing facilities (including CLO XIV) and cash held by CLO IX; and
●	We increased the capacity of the debt facilities in our Structured Business by more than $325.0 million through new agreements and by increasing the capacity of existing facilities.

Agency Business Activity.

●	Loan originations and sales totaled $1.40 billion and $1.84 billion, respectively; and
●	Our fee-based servicing portfolio grew 3.4% to $25.46 billion.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 14.4% to $6.26 billion on loan originations totaling $1.09 billion, partially offset by loan runoff of $233.0 million; and
●	We recorded income of $22.5 million and received a $13.1 million cash distribution from our residential mortgage business joint venture.

Dividend. We raised our quarterly common dividend to $0.34 per share, our fourth consecutive quarterly increase.

Subsequent Event. In April 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering.

Current Market Conditions, Risks and Recent Trends

As discussed throughout this report, the COVID-19 pandemic continues to impact the global economy in unprecedented ways, swiftly halting activity across many industries, and continuing to cause significant disruption and liquidity constraints in many market segments, including the financial services, real estate and credit markets. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic remains unclear. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, adverse economic conditions have resulted, and may continue to result, in declining real estate values, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could have a significant impact on our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The pandemic has caused a dislocation in the capital markets resulting in a reduction of available liquidity. Many commercial mortgage REITs have suffered, and continue to suffer, from the reduction in available liquidity since access to capital is critical to grow their business. Despite this reduction in liquidity, we continue to raise capital through various vehicles to grow our business.

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. However, our Structured Business is more reliant on the capital markets to grow, and therefore, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. In our Structured Business, 83% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

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

As of March 31, 2021, our Agency Business had approved forbearances related to approximately 0.3% of our $19.07 billion Fannie Mae DUS portfolio and approximately 5.3% of our $4.80 billion Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress during the remainder of 2021.

Interest rates continue to remain at historically low levels. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. However, we are somewhat insulated from decreasing interest rates, since a large portion of our structured loan portfolio has LIBOR floors, which could increase our net interest income in the future if rates remain at these historically low levels. Conversely, if interest rates were to rise, it could negatively impact our net interest income. An increase in rates would cause an increase in interest expense as most of our debt is variable. However, since a large portion of our structured loan portfolio has LIBOR floors that are in the money, any increase in interest income due to rising interest rates is not likely to be as substantial as the corresponding increase in interest expense.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2020, the Federal Housing Finance Agency (“FHFA”) released the 2020 Scorecard which established Fannie Mae’s and Freddie Mac’s loan origination caps at $70 billion each, for a combined total opportunity of $140 billion, and will run for a four-quarter period through the end of 2021. The new caps apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2021 to December 31, 2020:

Our Structured loan and investment portfolio balance was $6.26 billion and $5.48 billion at March 31, 2021 and December 31, 2020, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $854.9 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.06% and 5.23% at March 31, 2021 and December 31, 2020, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.64% and 5.80% at March 31, 2021 and December 31, 2020, respectively. Advances on our financing facilities totaled $5.62 billion and $4.92 billion at March 31, 2021 and December 31, 2020, respectively, with a weighted average funding cost of 2.52% and 2.64%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 2.90% and 3.03% at March 31, 2021 and December 31, 2020, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended
March 31, 2021
Loans originated (1)	$1,087,926
Number of loans	55
Weighted average interest rate	4.82%

(1) We committed to fund three SFR build-to-rent bridge loans totaling $98.4 million.

Loans paid-off / paid-down	$233,028
Number of loans	19
Weighted average interest rate	6.23%

Loans extended	$223,948
Number of loans	17

Loans held-for-sale from the Agency Business decreased $373.4 million, primarily from loan sales exceeding originations by $444.3 million as noted in the following table (in thousands). Loan sales include $63.3 million of fixed rate SFR permanent loans transferred to held-for-sale during the first quarter of 2021, see Note 3 and 4 for details. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended
	March 31, 2021
	Loan
	Originations	Loan Sales
Fannie Mae	$1,063,983	$1,437,366
Private Label	152,454	—
Freddie Mac	114,717	274,824
FHA	66,480	66,403
SFR - Fixed Rate	—	63,298
Total	$1,397,634	$1,841,891

Capitalized mortgage servicing rights increased $27.0 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At March 31, 2021, the weighted average estimated life remaining of our MSRs was 8.7 years.

Investments in equity affiliates increased $30.1 million, primarily due to a $17.0 million funded investment in a new joint venture which invested in an apartment community and income from our investment in a residential mortgage banking business of $22.5 million, partially offset by a $13.1 million cash distribution received from the same investment.

Liabilities – Comparison of balances at March 31, 2021 to December 31, 2020:

Collateralized loan obligations increased $296.4 million, primarily due to the issuance of a new CLO, where we issued $655.5 million of notes to third party investors, partially offset by the unwind of a CLO totaling $356.2 million.

Equity

During the three months ended March 31, 2021, we sold 10,140,400 shares of our common stock through a public offering and our “At-The-Market” agreement, raising net proceeds totaling $158.4 million. We used $12.4 million of the net proceeds from the public offering to purchase, in April 2021, a total of 800,000 shares of our common stock from certain executive officers of ours, ACM and an estate planning family vehicle established by our chief executive officer at the same price the underwriters paid to purchase the shares.

Distributions – Dividends declared (on a per share basis) for the three months ended March 31, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125
(1)	The dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021.

Common Stock – On May 5, 2021, the Board of Directors declared a cash dividend of $0.34 per share of common stock. The dividend is payable on June 1, 2021 to common stockholders of record as of the close of business on May 21, 2021.

Preferred Stock – On April 30, 2021, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from March 1, 2021 through May 31, 2021 and are payable on June 1, 2021 to preferred stockholders of record on May 15, 2021.

Deferred Compensation

During the first quarter of 2021, we issued 257,726 shares of restricted common stock to our employees and 27,864 shares of common stock to the independent members of the Board of Directors. We also withheld 140,744 shares of restricted common stock from employees to net settle and pay withholding taxes on shares that vested. Additionally, 448,980 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 229,083 common shares. See Note 16 for details.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2021
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,073,504	2,808	2.9	8.9	97%	3%	4.08%	3.62%	0.40%
Freddie Mac	4,795,228	1,381	2.7	11.5	87%	13%	3.97%	14.45%	0.54%
FHA	796,133	85	2.9	33.1	100%	—%	3.31%	17.18%	—%
Private Label	726,918	40	1.3	8.9	100%	—%	3.81%	—%	—%
SFR - Fixed Rate	63,299	20	1.3	6.2	100%	—%	4.93%	—%	—%
Total	$25,455,082	4,334	2.8	10.1	95%	5%	4.03%	5.97%	0.41%

	December 31, 2020
Fannie Mae	$18,268,268	2,712	2.8	9.0	97%	3%	4.12%	6.40%	0.33%
Freddie Mac	4,881,080	1,413	2.6	11.7	88%	12%	3.99%	11.47%	0.65%
FHA	752,116	89	3.0	32.9	100%	—%	3.39%	33.60%	—%
Private Label	726,992	40	1.0	9.1	100%	—%	3.81%	—%	—%
Total	$24,628,456	4,254	2.7	10.3	95%	5%	4.06%	8.05%	0.37%
(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of March 31, 2021 and December 31, 2020, delinquent loans totaled $103.2 million and $91.3 million, respectively, of which $32.2 million and $19.6 million, respectively, were in the foreclosure process. No loans were in bankruptcy as of March 31, 2021 and December 31, 2020.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020	Amount	Percent

Interest income	$91,144	$88,526	$2,618	3%
Interest expense	42,184	49,982	(7,798)	(16)%
Net interest income	48,960	38,544	10,416	27%
Other revenue:
Gain on sales, including fee-based services, net	28,867	14,305	14,562	102%
Mortgage servicing rights	36,936	21,934	15,002	68%
Servicing revenue, net	15,536	13,302	2,234	17%
Property operating income	—	2,192	(2,192)	nm
Loss on derivative instruments, net	(3,220)	(50,731)	47,511	(94)%
Other income, net	681	1,303	(622)	(48)%
Total other revenue	78,800	2,305	76,495	nm
Other expenses:
Employee compensation and benefits	42,974	34,252	8,722	25%
Selling and administrative	10,818	11,052	(234)	(2)%
Property operating expenses	143	2,443	(2,300)	(94)%
Depreciation and amortization	1,755	1,947	(192)	(10)%
Provision for loss sharing (net of recoveries)	1,652	21,537	(19,885)	(92)%
Provision for credit losses (net of recoveries)	(1,075)	54,382	(55,457)	nm
Total other expenses	56,267	125,613	(69,346)	(55)%
Income (loss) before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	71,493	(84,764)	156,257	nm
Loss on extinguishment of debt	(1,370)	(1,954)	584	(30)%
Gain on sale of real estate	1,228	—	1,228	nm
Income from equity affiliates	22,251	3,992	18,259	nm
(Provision for) benefit from income taxes	(12,492)	14,370	(26,862)	nm
Net income (loss)	81,110	(68,356)	149,466	nm
Preferred stock dividends	1,888	1,888	—	—%
Net income (loss) attributable to noncontrolling interest	9,743	(10,934)	20,677	nm
Net income (loss) attributable to common stockholders	$69,479	$(59,310)	$128,789	nm

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$5,472,765	$73,643	5.46%	$4,114,038	$64,462	6.30%
Preferred equity investments	224,898	5,563	10.03%	201,974	5,876	11.70%
Mezzanine / junior participation loans	166,517	3,533	8.60%	176,528	4,849	11.05%
Other	28,216	322	4.63%	86,173	1,866	11.32%
Core interest-earning assets	5,892,397	83,061	5.72%	4,578,713	77,053	6.77%
Cash equivalents	283,653	149	0.21%	443,026	1,424	1.29%
Total interest-earning assets	$6,176,050	$83,210	5.46%	$5,021,739	$78,477	6.29%

Structured Business interest-bearing liabilities:

CLO	$2,598,470	$12,135	1.89%	$2,251,885	$18,497	3.30%
Warehouse lines	1,479,612	10,677	2.93%	1,074,622	11,102	4.16%
Unsecured debt	949,050	14,220	6.08%	697,605	10,687	6.16%
Trust preferred	154,336	1,192	3.13%	154,336	1,834	4.78%
Debt fund	—	—	—%	70,000	1,279	7.35%
Total interest-bearing liabilities	$5,181,467	38,224	2.99%	$4,248,448	43,399	4.11%
Net interest income		$44,986			$35,078
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to a $4.7 million increase in our Structured Business, partially offset by a $2.1 million decrease in our Agency Business. The increase from our Structured Business was primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, substantially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR and lower fees on early runoff. The decrease from our Agency Business was primarily due to a decrease in the average loans held-for-sale as a result of loan sales exceeding originations.

The decrease in interest expense was due to decreases of $5.2 million from our Structured Business and $2.6 million from our Agency Business. The decrease in our Structured Business was primarily due to a decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR, partially offset by an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. The decrease in our Agency Business was primarily due to a lower average balance of our interest-bearing liabilities, due to a decrease in the average loans held-for-sale, and a lower average cost of our interest-bearing liabilities from decreases in LIBOR.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 92% increase ($884.8 million) in loan sales volume and, to a lesser extent, an increase in sales margin, from higher margins on FHA and SFR – fixed rate loan sales.

The increase in income from MSRs was primarily due to a 46% increase in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 1.73% to 2.53% along with a 15% increase in loan commitment volume. The increase in the MSR rate was primarily due to an increase in the servicing fee on Fannie Mae loans.

Other Revenue

The decreases in both property operating income and expenses were due to the sale of the hotel property in September 2020.

The losses on derivative instruments in the first quarter of 2020 were primarily from our Agency Business and were predominantly from losses recognized on our Swap Futures held in connection with our Private Label loans.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to an increase in commissions in our Agency Business in connection with significantly higher loan sales volume.

The decreases in provision for loss sharing and provision for credit losses were primarily due to significantly lower CECL reserves on our Agency Business and the reversal of CECL reserves in our Structured Business, both in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in both periods was deferred financing fees recognized in connection with the unwind of CLOs.

Gain on Sale of Real Estate

The gain recorded in the first quarter of 2021 was from the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in the first quarter of 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $22.5 million and $2.9 million, respectively. The increase is income from this investment was driven by historically low interest rates in 2021 and the strength in the residential housing market during COVID-19.

(Provision for) Benefit from Income Taxes

In the three months ended March 31, 2021, we recorded a tax provision of $12.5 million, which consisted of current and deferred tax provisions of $8.0 million and $4.5 million, respectively. In the three months ended March 31, 2020, we recorded a tax benefit of $14.4 million, which is reflective of the net loss recognized in such period and which consisted of a deferred tax benefit of $19.9 million and a current tax provision of $5.5 million.

Net Income (Loss) Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 17,560,633 OP Units and 20,369,265 OP Units outstanding as of March 31, 2021 and 2020, respectively, which represented 11.6% and 15.6% of our outstanding stock at March 31, 2021 and 2020, respectively.

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

We had approximately $5.62 billion in total structured debt outstanding at March 31, 2021. Of this total, approximately $3.94 billion, or 70%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $1.68 billion of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms could be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $475 million in cash and available liquidity as well as other liquidity sources, including our $25.46 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $117.0 million a year in recurring cash flow.

At March 31, 2021, we had $72.3 million of securities financed with $31.6 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $491.1 million during the three months ended March 31, 2021 and consisted primarily of net cash inflows of $429.2 million as a result of loan sales exceeding loan originations in our Agency Business.

Cash flows used in investing activities totaled $871.3 million during the three months ended March 31, 2021. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $1.06 billion, net of payoffs and paydowns of $234.7 million, resulted in net cash outflows of $820.6 million. We also contributed $21.0 million to equity investments, consisting primarily of $17.0 million for a new investment in an apartment community.

Cash flows provided by financing activities totaled $375.5 million during the three months ended March 31, 2021 and consisted primarily of net proceeds of $299.3 million from CLO activity and $158.4 million received from common stock issuances, partially offset by $49.2 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of March 31, 2021. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $12.2 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	March 31, 2021
				Maturity
Debt Instruments	Commitment (1)	UPB (2)	Available	Dates (3)
Structured Business
Credit facilities and repurchase agreements	$2,475,011	$1,680,249	$794,762	2021 - 2024
Collateralized loan obligations (4)	2,831,668	2,831,668	—	2021 - 2025
Senior unsecured notes	670,750	670,750	—	2023 - 2027
Convertible senior unsecured notes	278,300	278,300	—	2021 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	6,410,065	5,615,303	794,762

Agency Business
Credit facilities and repurchase agreements (5)	1,801,269	540,058	1,261,211	2021 - 2022
Consolidated total	$8,211,334	$6,155,361	$2,055,973
(1)	Includes temporary increases to committed amounts which have not expired as of March 31, 2021.
(2)	Excludes the impact of deferred financing costs.
(3)	See Note 14 for a breakdown of debt maturities by year.
(4)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2021.
(5)	The ASAP agreement we have with Fannie Mae has no expiration date.

Our debt facilities, including their restrictive covenants, are described in Note 10.

Off-Balance Sheet Arrangements. At March 31, 2021, we had no off-balance sheet arrangements.

Contractual Obligations. During the three months ended March 31, 2021, the following significant changes were made to our contractual obligations disclosed in our 2020 Annual Report: (1) closed CLO XIV issuing $655.5 million of investment grade notes; (2) unwound CLO IX redeeming $356.2 million of outstanding notes; and (3) entered into new and modified existing debt facilities.

Refer to Note 14 for a description of our debt maturities by year and unfunded commitments as of March 31, 2021.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2020 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2021, there were no material changes to these policies.

Non-GAAP Financial Measures

Distributable Earnings.  We are presenting distributable earnings because we believe it is an important supplemental measure of our operating performance and is useful to investors, analysts and other parties in the evaluation of REITs and their ability to provide dividends to stockholders. Dividends are one of the principal reasons investors invest in REITs. To maintain REIT status, REITs are required to distribute at least 90% of their REIT-taxable income. We consider distributable earnings in determining our quarterly dividend and believe that, over time, distributable earnings is a useful indicator of our dividends per share.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020

Net income (loss) attributable to common stockholders	$69,479	$(59,310)
Adjustments:
Net income (loss) attributable to noncontrolling interest	9,743	(10,934)
Income from mortgage servicing rights	(36,936)	(21,934)
Deferred tax provision (benefit)	4,486	(19,904)
Amortization and write-offs of MSRs	18,032	17,741
Depreciation and amortization	2,700	2,958
Loss on extinguishment of debt	1,370	1,954
Provision for credit losses, net	(277)	75,680
Loss on derivative instruments, net	3,220	50,731
Stock-based compensation	3,330	3,517
Distributable earnings (1)	$75,147	$40,499
Diluted distributable earnings per share (1)	$0.52	$0.31
Diluted weighted average shares outstanding (1)	143,958,433	131,217,199

(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2020. The following table projects the potential impact on interest for a 12-month period, assuming an instantaneous increase or decrease of 10 basis points and an increase of 25 basis points in LIBOR (in thousands). Because LIBOR rates were close to zero at March 31, 2021, we have excluded the impact of a 25 basis point decrease in LIBOR.

	Assets (Liabilities)	10 Basis	10 Basis	25 Basis
	Subject to Interest	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase

Interest income from loans and investments	$6,263,431	$216	$(215)	$1,381
Interest expense from debt obligations	(5,615,303)	3,607	(3,520)	9,529
Net interest income		(3,391)	3,305	(8,148)
Interest from cash, restricted cash and escrows (2)	1,914,168	1,914	(1,914)	4,785
Net change to interest		$(1,477)	$1,391	$(3,363)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	The interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates.

Based on our structured loans and investments and corresponding debt as of March 31, 2021, increases in LIBOR of 0.10% and 0.25% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of March 31, 2021, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt, and (2) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans and Private Label loans until the time they are securitized. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our Swap Futures held at March 31, 2021 would have resulted in a gain of $5.0 million and $9.9 million, respectively, in the three months ended March 31, 2021, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $5.2 million and $10.3 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $15.7 million as of March 31, 2021, while a 100 basis point decrease would increase the fair value by $16.7 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 14.

Item 1A.       Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2020 Annual Report.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2021, filed on May 7, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: May 7, 2021	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 7, 2021	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer