Form 10-Q
period 2021-06-30
ARBOR REALTY TRUST INC
filed 2021-07-30
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)

(Registrant’s telephone number, including area code): (516) 506-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABR	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative Redeemable, par value $0.01 per share	ABR-PA*	New York Stock Exchange
Preferred Stock, 7.75% Series B Cumulative Redeemable, par value $0.01 per share	ABR-PB*	New York Stock Exchange
Preferred Stock, 8.50% Series C Cumulative Redeemable, par value $0.01 per share	ABR-PC*	New York Stock Exchange
Preferred Stock, 6.375% Series D Cumulative Redeemable, par value $0.01 per share	ABR-PD	New York Stock Exchange

* On June 24, 2021, the New York Stock Exchange (“NYSE”) filed three Form 25’s with the Securities and Exchange Commission (the “SEC”) to delist our Series A, B and C Preferred Stock, which were redeemed by us on June 24, 2021. The delisting was effective on July 4, 2021. The deregistration of such securities under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

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

Issuer has 142,156,441 shares of common stock outstanding at July 23, 2021.

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

Additional information regarding these and other risks and uncertainties we face is contained in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on February 19, 2021 and in our other reports and filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and cash equivalents	$215,658	$339,528
Restricted cash	249,090	197,470
Loans and investments, net (allowance for credit losses: $138,447 and $148,329, respectively)	7,213,915	5,285,868
Loans held-for-sale, net	457,647	986,919
Capitalized mortgage servicing rights, net	418,653	379,974
Securities held-to-maturity, net (allowance for credit losses: $2,115 and $1,644, respectively)	114,696	95,524
Investments in equity affiliates	86,253	74,274
Due from related party	11,084	12,449
Goodwill and other intangible assets	103,106	105,451
Other assets	190,698	183,529
Total assets	$9,060,800	$7,660,986

Liabilities and Equity:
Credit and repurchase facilities	$2,015,188	$2,234,883
Collateralized loan obligations	3,484,088	2,517,309
Senior unsecured notes	836,074	662,843
Convertible senior unsecured notes, net	270,917	267,973
Junior subordinated notes to subsidiary trust issuing preferred securities	142,013	141,656
Due to related party	6,184	2,365
Due to borrowers	68,384	89,325
Allowance for loss-sharing obligations	65,645	64,303
Other liabilities	215,540	197,644
Total liabilities	7,104,033	6,178,301

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:

Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, special voting preferred shares - 16,352,233 and 17,560,633 shares issued and outstanding, respectively; 8.25% Series A, $38,788 aggregate liquidation preference - 0 and 1,551,500 shares issued and outstanding, respectively; 7.75% Series B, $31,500 aggregate liquidation preference - 0 and 1,260,000 shares issued and outstanding, respectively; 8.50% Series C, $22,500 aggregate liquidation preference - 0 and 900,000 shares issued and outstanding, respectively; 6.375% Series D, $230,000 aggregate liquidation preference - 9,200,000 and 0 shares issued and outstanding, respectively

	222,627	89,472
Common stock, $0.01 par value: 500,000,000 shares authorized - 141,738,609 and 123,181,173 shares issued and outstanding, respectively	1,417	1,232
Additional paid-in capital	1,620,898	1,317,109
Accumulated deficit	(12,084)	(63,442)
Total Arbor Realty Trust, Inc. stockholders' equity	1,832,858	1,344,371
Noncontrolling interest	123,909	138,314
Total equity	1,956,767	1,482,685
Total liabilities and equity	$9,060,800	$7,660,986

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of June 30, 2021 and December 31, 2020, assets of our consolidated VIEs totaled $4,250,848 and $3,134,447, respectively, and the liabilities of our consolidated VIEs totaled $3,488,040 and $2,520,064, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$105,148	$83,080	$196,292	$171,606
Interest expense	46,378	41,302	88,562	91,284
Net interest income	58,770	41,778	107,730	80,322
Other revenue:
Gain on sales, including fee-based services, net	40,901	26,366	69,768	40,671
Mortgage servicing rights	26,299	32,417	63,235	54,351
Servicing revenue, net	15,315	13,506	30,850	26,809
Property operating income	—	751	—	2,943
Loss on derivative instruments, net	(2,607)	(7,368)	(5,828)	(58,099)
Other income, net	1,263	1,049	1,943	2,351
Total other revenue	81,171	66,721	159,968	69,026
Other expenses:
Employee compensation and benefits	43,700	34,438	86,674	68,690
Selling and administrative	11,133	8,606	21,947	19,658
Property operating expenses	129	1,035	272	3,478
Depreciation and amortization	1,788	1,961	3,543	3,908
Provision for loss sharing (net of recoveries)	549	2,395	2,201	23,932
Provision for credit losses (net of recoveries)	(7,815)	12,714	(8,890)	67,096
Total other expenses	49,484	61,149	105,747	186,762
Income (loss) before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	90,457	47,350	161,951	(37,414)
Loss on extinguishment of debt	—	(1,592)	(1,370)	(3,546)
Gain on sale of real estate	—	—	1,228	—
Income from equity affiliates	4,759	20,408	27,010	24,401
(Provision for) benefit from income taxes	(10,959)	(12,077)	(23,451)	2,293
Net income (loss)	84,257	54,089	165,368	(14,266)
Preferred stock dividends	6,414	1,888	8,303	3,777
Net income (loss) attributable to noncontrolling interest	8,717	8,110	18,459	(2,824)
Net income (loss) attributable to common stockholders	$69,126	$44,091	$138,606	$(15,219)

Basic earnings (loss) per common share	$0.51	$0.40	$1.06	$(0.14)
Diluted earnings (loss) per common share	$0.51	$0.40	$1.06	$(0.14)

Weighted average shares outstanding:
Basic	135,262,197	110,745,572	130,276,499	110,768,992
Diluted	153,616,591	131,882,398	148,818,030	131,166,018

Dividends declared per common share	$0.34	$0.30	$0.67	$0.60

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended June 30, 2021
							Total Arbor
	Preferred	Preferred	Common	Common			Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Par Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance – April 1, 2021	21,272,133	$89,472	133,690,060	$1,337	$1,473,120	$(35,498)	$1,528,431	$142,261	$1,670,692
Issuance of common stock	—	—	9,282,479	93	169,488	—	169,581	—	169,581
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of 6.375% Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	—	(89,296)	—	(89,296)
Stock-based compensation, net	—	—	166,069	1	1,736	—	1,737	—	1,737
Distributions - common stock	—	—	—	—	—	(45,710)	(45,710)	—	(45,710)
Distributions - preferred stock	—	—	—	—	—	(6,416)	(6,416)	—	(6,416)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,971)	(5,971)
Redemption of operating partnership units	(1,208,400)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	75,540	75,540	8,717	84,257
Balance – June 30, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767

Six Months Ended June 30, 2021
Balance - January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	19,422,879	194	327,820	—	328,014	—	328,014
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of 6.375% Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	—	(89,296)	—	(89,296)
Stock-based compensation, net	—	—	534,556	5	(585)	—	(580)	—	(580)
Distributions - common stock	—	—	—	—	—	(87,240)	(87,240)	—	(87,240)
Distributions - preferred stock	—	—	—	—	—	(8,311)	(8,311)	—	(8,311)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(11,766)	(11,766)
Redemption of operating partnership units	(1,208,400)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	146,909	146,909	18,459	165,368
Balance – June 30, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended June 30, 2020
							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - April 1, 2020	24,080,765	$89,500	110,608,903	$1,106	$1,163,161	$(177,589)	$1,076,178	$149,872	$1,226,050
Issuance of common stock	—	—	1,958,008	19	18,565	—	18,584	—	18,584
Repurchase of common stock	—	—	(376,000)	(3)	(1,467)	—	(1,470)	—	(1,470)
Issuance of common stock from convertible debt	—	—	2,153	—	276	—	276	—	276
Stock-based compensation, net	—	—	18,397	—	1,914	—	1,914	—	1,914
Distributions - common stock	—	—	—	—	—	(33,671)	(33,671)	—	(33,671)
Distributions - preferred stock	—	—	—	—	—	(1,884)	(1,884)	—	(1,884)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,112)	(6,112)
Net income	—	—	—	—	—	45,979	45,979	8,110	54,089
Balance – June 30, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776

Six Months Ended June 30, 2020
Balance – January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (adoption of credit loss standard)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance – January 1, 2020 (as adjusted for adoption of credit loss standard)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	3,308,008	33	37,975	—	38,008	—	38,008
Repurchase of common stock	—	—	(1,625,777)	(16)	(12,745)	—	(12,761)	—	(12,761)
Issuance of common stock from convertible debt	—	—	363,013	3	90	—	93	—	93
Stock-based compensation, net	—	—	460,003	5	3,796	—	3,801	—	3,801
Distributions - common stock	—	—	—	—	—	(66,920)	(66,920)	—	(66,920)
Distributions - preferred stock	—	—	—	—	—	(3,777)	(3,777)	—	(3,777)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(12,222)	(12,222)
Redemption of operating partnership units	(114,829)	(1)	—	—	(1,599)	—	(1,600)	—	(1,600)
Net loss	—	—	—	—	—	(11,442)	(11,442)	(2,824)	(14,266)
Balance – June 30, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$165,368	$(14,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,543	3,908
Stock-based compensation	5,375	3,801
Amortization and accretion of interest and fees, net	354	3,007
Amortization of capitalized mortgage servicing rights	28,871	23,713
Originations of loans held-for-sale	(2,741,453)	(2,452,745)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,324,001	2,949,949
Mortgage servicing rights	(63,235)	(54,351)
Write-off of capitalized mortgage servicing rights from payoffs	9,459	9,570
Provision for loss sharing (net of recoveries)	2,201	23,932
Provision for credit losses (net of recoveries)	(8,890)	67,096
Net recoveries (charge-offs) for loss sharing obligations	(859)	233
Deferred tax provision (benefit)	4,439	(9,025)
Income from equity affiliates	(27,010)	(24,401)
Distributions from equity affiliates	18,923	1,192
Loss on extinguishment of debt	1,370	3,546
Payoffs and paydowns of loans held-for-sale	2,322	62
Changes in operating assets and liabilities	2,802	(1,489)
Net cash provided by operating activities	727,581	533,732

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,814,170)	(1,117,004)
Payoffs and paydowns of loans and investments	773,163	459,489
Proceeds from sale of loans and investments	110,000	—
Deferred fees	20,141	5,835
Investments in real estate, net	—	(129)
Contributions to equity affiliates	(21,074)	(60)
Distributions from equity affiliates	17,181	77
Purchase of securities held-to-maturity, net	(23,747)	(37,927)
Payoffs and paydowns of securities held-to-maturity	5,487	5,823
Due to borrowers and reserves	(80,986)	(44,028)
Net cash used in investing activities	(2,014,005)	(727,924)

Financing activities:
Proceeds from credit facilities and repurchase agreements	6,393,023	4,781,801
Paydowns and payoffs of credit facilities and repurchase agreements	(6,610,333)	(5,222,038)
Proceeds from issuance of collateralized loan obligations	1,329,887	668,000
Payoffs and paydowns of collateralized loan obligations	(356,150)	(282,874)
Payoffs and paydowns of debt fund	—	(70,000)
Proceeds from issuance of common stock	328,014	38,008
Proceeds from issuance of preferred stock	222,463	—
Settlements of convertible senior unsecured notes	—	(22,145)
Proceeds from issuance of senior unsecured notes	175,000	345,750
Redemption of preferred stock	(89,296)	—
Redemption of operating partnership units	(21,110)	(1,600)
Payments of withholding taxes on net settlement of vested stock	(5,955)	—
Repurchase of common stock	(23,460)	(12,761)
Distributions to stockholders	(107,317)	(43,140)
Payment of deferred financing costs	(20,592)	(16,342)
Net cash provided by financing activities	1,214,174	162,659
Net decrease in cash, cash equivalents and restricted cash	(72,250)	(31,533)
Cash, cash equivalents and restricted cash at beginning of period	536,998	510,562
Cash, cash equivalents and restricted cash at end of period	$464,748	$479,029

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2021	2020

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$339,528	$299,687
Restricted cash at beginning of period	197,470	210,875
Cash, cash equivalents and restricted cash at beginning of period	$536,998	$510,562

Cash and cash equivalents at end of period	$215,658	$384,182
Restricted cash at end of period	249,090	94,847
Cash, cash equivalents and restricted cash at end of period	$464,748	$479,029

Supplemental cash flow information:
Cash used to pay interest	$75,568	$76,294
Cash used to pay taxes	25,739	2,832

Supplemental schedule of non-cash investing and financing activities:
Loans transferred from loans and investment, net to loans held-for-sale	$65,204	$—
Dividends declared on common stock and operating partnership units	—	39,778
Cummulative-effect adjustment (for adoption of credit loss standard)	—	28,607
Issuance of common stock from convertible debt	—	93
Distributions accrued on 8.25% Series A preferred stock	—	267
Distributions accrued on 7.75% Series B preferred stock	—	203
Distributions accrued on 8.50% Series C preferred stock	—	159
Distributions accrued on 6.375% Series D preferred stock	1,181	—
Settlements of convertible senior unsecured notes	—	(4,778)
Fair value of conversion feature of convertible senior unsecured notes	—	(185)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP's subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

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

Principles of Consolidation

These consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 14. All significant intercompany transactions and balances have been eliminated in consolidation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Beginning early 2020, there has been a global outbreak of COVID-19, which has forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Our real estate owned assets previously recorded to real estate owned, net on our consolidated balance sheets are now recorded to other assets for all periods presented.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	June 30, 2021	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)

Bridge loans (4)	$6,907,594	94%	360	4.75%	18.6	0%	75%
Preferred equity investments	224,814	3%	14	6.39%	44.7	64%	90%
Mezzanine loans	224,107	3%	29	6.61%	36.2	27%	83%
Other loans (5)	29,414	<1%	2	4.63%	54.2	0%	69%
	7,385,929	100%	405	4.85%	20.1	3%	76%
Allowance for credit losses	(138,447)
Unearned revenue	(33,567)
Loans and investments, net	$7,213,915

	December 31, 2020
Bridge loans (4)	$5,022,509	92%	263	5.09%	16.2	0%	76%
Preferred equity investments	224,928	4%	14	7.07%	49.8	64%	89%
Mezzanine loans	159,242	3%	29	7.40%	45.0	32%	82%
Other loans (5)	68,403	1%	22	4.95%	74.8	0%	69%
	5,475,082	100%	328	5.23%	19.2	4%	77%
Allowance for credit losses	(148,329)
Unearned revenue	(40,885)
Loans and investments, net	$5,285,868
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of June 30, 2021 and December 31, 2020, bridge loans included 77 and 38, respectively, SFR loans with an aggregate UPB of $533.9 million and $309.2 million, respectively, of which $191.5 million and $88.1 million, respectively, was funded.
(5)	As of June 30, 2021, other loans included 2 variable rate SFR permanent loans and as of December 31, 2020, other loans included 22 SFR permanent loans.

During the first quarter of 2021, the Structured Business transferred 21 fixed rate SFR permanent loans with a UPB of $65.2 million to the Agency Business, which represents all fixed rate SFR permanent loans originated. Fixed rate SFR permanent loans are reported through the Agency Business beginning in 2021 and classified as held-for-sale. See Note 4 for further details.

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2021, the UPB related to 21 loans with five different borrowers represented 12% of total assets. At December 31, 2020, the UPB related to 22 loans with five different borrowers represented 12% of total assets. During both the six months ended June 30, 2021 and the year ended December 31, 2020, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of June 30, 2021 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2021	2020	2019	2018	2017	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$1,852,008	$753,955	$44,035	$—	$—	$335	$2,650,333
Pass/Watch	699,139	817,032	468,975	121,555	36,000	29,150	2,171,851
Special Mention	50,537	415,935	697,673	111,483	98,138	—	1,373,766
Substandard	—	18,840	120,530	16,925	16,500	8,250	181,045
Doubtful	—	—	—	—	17,700	—	17,700
Total Multifamily	$2,601,684	$2,005,762	$1,331,213	$249,963	$168,338	$37,735	$6,394,695	3%	76%
Land:						Percentage of portfolio	87%
Special Mention	$—	$8,100	$—	$—	$—	$—	$8,100
Substandard	—	71,018	19,523	—	19,975	127,928	238,444
Total Land	$—	$79,118	$19,523	$—	$19,975	$127,928	$246,544	0%	94%
Single-Family Rental:						Percentage of portfolio	3%
Pass	$37,023	$8,375	$31,812	$—	$—	$—	$77,210
Pass/Watch	78,882	47,650	8,243	—	—	—	134,775
Special Mention	2,228	6,732	—	—	—	—	8,960
Total Single-Family Rental	$118,133	$62,757	$40,055	$—	$—	$—	$220,945	0%	63%
Healthcare:						Percentage of portfolio	3%
Pass	$—	$—	$6,600	$—	$—	$—	$6,600
Pass/Watch	—	—	—	26,850	—	—	26,850
Special Mention	—	—	65,819	14,650	39,650	—	120,119
Doubtful	—	—	—	—	4,625	—	4,625
Total Healthcare	$—	$—	$72,419	$41,500	$44,275	$—	$158,194	0%	75%
Office:						Percentage of portfolio	2%
Special Mention	$—	$35,410	$—	$42,799	$43,151	$9,636	$130,996
Doubtful	—	—	—	—	—	880	880
Total Office	$—	$35,410	$—	$42,799	$43,151	$10,516	$131,876	0%	82%
Student Housing:						Percentage of portfolio	2%
Pass	$25,700	$—	$—	$—	$—	$—	$25,700
Pass/Watch	—	—	31,100	—	—	—	31,100
Substandard	—	23,500	—	13,000	24,050	—	60,550
Total Student Housing	$25,700	$23,500	$31,100	$13,000	$24,050	$—	$117,350	15%	74%
Hotel:						Percentage of portfolio	2%
Pass/Watch	$—	$26,000	$—	$—	$—	$—	$26,000
Special Mention	—	—	41,000	—	—	—	41,000
Total Hotel	$—	$26,000	$41,000	$—	$—	$—	$67,000	0%	85%
Retail:						Percentage of portfolio	1%
Pass	$—	$—	$4,000	$—	$—	$—	$4,000
Special Mention	—	—	—	26,600	—	—	26,600
Substandard	—	—	—	—	—	3,445	3,445
Total Retail	$—	$—	$4,000	$26,600	$—	$3,445	$34,045	9%	72%
Other:						Percentage of portfolio	< 1%
Pass	$—	$—	$—	$—	$13,580	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$13,580	$1,700	$15,280	7%	53%
						Percentage of portfolio	< 1%

Grand Total	$2,745,517	$2,232,547	$1,539,310	$373,862	$313,369	$181,324	$7,385,929	3%	76%

Geographic Concentration Risk

As of June 30, 2021, 18% and 16% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2020, 19% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2021
	Land	Multifamily	Retail	Office	Healthcare	Student Housing	Hotel	Other	Total
Allowance for credit losses:
Beginning balance	$78,096	$30,029	$13,848	$8,051	$3,872	$3,498	$7,754	$2,152	$147,300
Provision for credit losses (net of recoveries)	(39)	131	(29)	(229)	(6)	(1,133)	(7,529)	(19)	(8,853)
Ending balance	$78,057	$30,160	$13,819	$7,822	$3,866	$2,365	$225	$2,133	$138,447

	Three Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance	$78,418	$31,891	$11,322	$6,096	$3,934	$1,142	$7,528	$1,921	$142,252
Provision for credit losses (net of recoveries)	(324)	2,715	2,659	2,436	(4)	2,968	144	(35)	10,559
Ending balance	$78,094	$34,606	$13,981	$8,532	$3,930	$4,110	$7,672	$1,886	$152,811

	Six Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$13,861	$1,846	$3,880	$4,078	$7,759	$2,287	$148,329
Provision for credit losses (net of recoveries)	(93)	(6,308)	(42)	5,976	(14)	(1,713)	(7,534)	(154)	(9,882)
Ending balance	$78,057	$30,160	$13,819	$7,822	$3,866	$2,365	$225	$2,133	$138,447

	Six Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	64	68	29	112	17,294
Provision for credit losses (net of recoveries)	10,148	18,284	13,646	6,745	3,866	4,042	7,643	74	64,448
Ending balance	$78,094	$34,606	$13,981	$8,532	$3,930	$4,110	$7,672	$1,886	$152,811

Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that was adjusted for the expectations that the markets we operate in will experience moderate improvements in economic conditions, decreases in unemployment rates, continued low interest rates and other market factors including positive developments in the COVID-19 pandemic.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of June 30, 2021 and December 31, 2020, we had outstanding unfunded commitments of $524.7 million and $353.8 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

As of June 30, 2021 and December 31, 2020, accrued interest receivable related to our loans totaling $52.9 million and $41.6 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

	June 30, 2021
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,829	$77,868	0%	99%
Retail	30,045	29,328	13,818	10%	77%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,136	2,136	1,500	0%	68%
Commercial	1,700	1,700	1,700	63%	63%
Total	$172,721	$165,666	$98,731	2%	94%

	December 31, 2020
Land	$134,215	$127,829	$77,869	0%	99%
Hotel	110,000	89,613	7,500	0%	94%
Retail	30,079	28,957	13,851	10%	75%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,166	2,166	1,500	0%	71%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,785	$254,938	$106,265	1%	94%
(1)	Represents the UPB of nine and ten impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2021 and December 31, 2020, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of June 30, 2021 and December 31, 2020.

At June 30, 2021, eight loans with an aggregate net carrying value of $77.5 million, net of related loan loss reserves of $6.5 million, were classified as non-performing and, at December 31, 2020, seven loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2021			December 31, 2020
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$60,550	$—	$60,550	$36,500	$—	$36,500
Multifamily	17,700	—	17,700	17,700	—	17,700
Healthcare	4,625	—	4,625	4,625	—	4,625
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	920	—	920
Office	880	—	880	880	—	880
Total	$86,375	$—	$86,375	$62,325	$—	$62,325

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

In addition, we have six loans with a carrying value totaling $121.3 million at June 30, 2021, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2021 and December 31, 2020, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both June 30, 2021 and December 31, 2020, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and six months ended June 30, 2021 and 2020, interest income recognized on nonaccrual loans was de minimis.

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which is collateralized by a hotel property and scheduled to mature in December 2022. In the first quarter of 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In August 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The total discount received of $20.1 million was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In January 2021, we entered into a second forbearance agreement which temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which is deferred to payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.

In August 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% will be deferred to payoff and will be waived if the loan is paid off by December 31, 2022. The loan modification agreement also includes a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposits an additional reserve deposit of approximately $4.6 million by December 31, 2021. We have the ability to potentially recapture up to $8.0 million of the principal reduction to the extent that the property is sold or refinanced in excess of the debt.

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing's and/or extensions during the six months ended June 30, 2021 and 2020 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At June 30, 2021 and December 31, 2020, we had total interest reserves of $84.4 million and $78.3 million, respectively, on 262 loans and 186 loans, respectively, with an aggregate UPB of $4.69 billion and $3.60 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Fannie Mae	$220,944	$679,342
Private Label	135,934	56,186
FHA	50,770	53,063
Freddie Mac	39,806	180,004
SFR - Fixed Rate	1,486	—
	448,940	968,595
Fair value of future MSR	9,669	21,600
Unearned discount	(962)	(3,276)
Loans held-for-sale, net	$457,647	$986,919

During the three and six months ended June 30, 2021, we sold $1.48 billion and $3.32 billion, respectively, of loans held-for-sale and recorded gain on sales, including fees, of $40.9 million and $69.8 million, respectively. During the three and six months ended June 30, 2020, we sold $1.99 billion and $2.95 billion, respectively, of loans held-for-sale and recorded gain on sales, including fees, of $26.4 million and $40.7 million, respectively.

Included in the total loans sold during 2021 and 2020 were Private Label loans totaling $449.9 million and $727.2 million, respectively, which were sold to unconsolidated affiliates of ours who pooled and securitized the loans. We retained the most subordinate class of certificates in the 2021 and 2020 securitizations totaling $38.2 million and $63.6 million, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans. In addition, the total loans sold during 2021 included 23 fixed rate SFR permanent loans totaling $75.3 million which resulted in a gain on sale of $2.8 million.

At June 30, 2021 and December 31, 2020, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 13% (representing a weighted average discount rate of 10%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.6 years at both June 30, 2021 and December 31, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$367,428	$39,552	$406,980	$336,466	$43,508	$379,974
Additions	31,971	—	31,971	77,009	—	77,009
Amortization	(11,796)	(2,871)	(14,667)	(22,875)	(5,996)	(28,871)
Write-downs and payoffs	(4,540)	(1,091)	(5,631)	(7,537)	(1,922)	(9,459)
Ending balance	$383,063	$35,590	$418,653	$383,063	$35,590	$418,653

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Beginning balance	$230,377	$58,577	$288,954	$221,901	$64,519	$286,420
Additions	39,875	—	39,875	60,151	—	60,151
Amortization	(7,998)	(3,893)	(11,891)	(15,614)	(8,099)	(23,713)
Write-downs and payoffs	(1,802)	(1,848)	(3,650)	(5,986)	(3,584)	(9,570)
Ending balance	$260,452	$52,836	$313,288	$260,452	$52,836	$313,288

We collected prepayment fees totaling $4.2 million and $6.9 million during the three and six months ended June 30, 2021, respectively, and $3.0 million and $8.1 million during the three and six months ended June 30, 2020, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of June 30, 2021 is as follows (in thousands):

Year	Amortization
2021 (six months ending 12/31/2021)	$29,936
2022	57,277
2023	53,613
2024	49,872
2025	46,778
2026	42,711
Thereafter	138,466
Total	$418,653

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2021
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$19,191,969	74%	Texas	15%
Freddie Mac	4,708,457	18%	New York	11%
Private Label (2)	1,176,627	5%	North Carolina	9%
FHA	882,899	3%	California	8%
SFR - Fixed Rate	75,103	<1%	Florida	6%
Total	$26,035,055	100%	Georgia	6%
			New Jersey	5%
			Other (3)	40%
			Total	100%

December 31, 2020
Fannie Mae	$18,268,268	74%	Texas	16%
Freddie Mac	4,881,080	20%	New York	9%
FHA	752,116	3%	North Carolina	9%
Private Label	726,992	3%	California	9%
Total	$24,628,456	100%	Florida	7%
			Georgia	6%
			New Jersey	4%
			Other (3)	40%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents loans we service in connection with our Private Label securitizations (see Note 4 for details).
(3)	No other individual state represented 4% or more of the total.

At June 30, 2021 and December 31, 2020, our weighted average servicing fee was 45.9 basis points and 45.4 basis points, respectively. At June 30, 2021 and December 31, 2020, we held total escrow balances of $1.53 billion and $1.29 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $810.2 million and $867.6 million at June 30, 2021 and December 31, 2020, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.1 million and $2.2 million during the three and six months ended June 30, 2021, respectively, and $1.4 million and $4.5 million during the three and six months ended June 30, 2020, respectively, and is a component of servicing revenue, net in the consolidated statements of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. As of June 30, 2021, we retained APL certificates with an initial face value of $101.9 million, which were purchased at a discount for $61.7 million. These certificates are collateralized by 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 4.51% and have an estimated weighted average remaining maturity of 8.9 years. The weighted average effective interest rate was 10.09% and 10.15% at June 30, 2021 and December 31, 2020, respectively, and the full $101.9 million is expected to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of June 30, 2021, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.0 years. The weighted average effective interest rate was 11.12% and 10.85% at June 30, 2021 and December 31, 2020, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $12.1 million is estimated to mature within one year, $31.9 million is estimated to mature after one year through five years, $8.7 million is estimated to mature after five years through ten years and $16.4 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
June 30, 2021
APL certificates	$101,868	$61,600	$6,368	$67,968	$1,568
B Piece bonds	69,133	53,096	3,939	57,035	547
Total	$171,001	$114,696	$10,307	$125,003	$2,115
December 31, 2020
APL certificates	$63,627	$37,685	$(2,105)	$35,580	$1,023
B Piece bonds	76,497	57,839	709	58,548	621
Total	$140,124	$95,524	$(1,396)	$94,128	$1,644

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2021
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$991	$606	$1,597
Provision for credit loss expense	577	(59)	518
Ending balance	$1,568	$547	$2,115

	Six Months Ended June 30, 2021
Beginning balance	$1,023	$621	$1,644
Provision for credit loss expense	545	(74)	471
Ending balance	$1,568	$547	$2,115

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of June 30, 2021, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

We recorded interest income (including the amortization of discount) related to these investments of $3.1 million and $6.0 million during the three and six months ended June 30, 2021, respectively, and $1.7 million and $4.0 million during the three and six months ended June 30, 2020, respectively.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	June 30, 2021	December 31, 2020	June 30, 2021
Arbor Residential Investor LLC	$67,717	$59,150	$—
AMAC Holdings III LLC	13,795	10,308	—
North Vermont Avenue	2,421	2,496	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$86,253	$74,274	$1,687

Arbor Residential Investor LLC (“ARI”). During the three and six months ended June 30, 2021, we recorded income of $4.8 million and $27.3 million, respectively, and during the three and six months ended June 30, 2020, we recorded income of $20.9 million and $23.8 million, respectively, to income from equity affiliates in our consolidated statements of operations. During the three and six months ended June 30, 2021, we also received cash distributions totaling $5.6 million and $18.7 million from this investment, respectively, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% as of June 30, 2021.

Summarized statements of income for Wakefield Investment Holdings LLC, the third-party entity formed to hold the underlying residential mortgage banking business, are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Statements of Income:
Total revenues	$630,400	$689,728
Total expenses	476,710	506,259
Net income	$153,690	$183,469

AMAC Holdings III LLC (“AMAC III”). During the first quarter of 2021, we funded an additional $4.0 million of a total committed investment of $30.0 million, which brings the total funded investment to $15.7 million at June 30, 2021. During the three and six months ended June 30, 2021 the loss recorded from this investment was $0.3 million and $0.5 million, respectively.

Century Summerfield Apartments. During the first quarter of 2021, we funded $17.0 million of a total committed investment of $20.0 million for a 50% equity interest in a joint venture with a third party that was formed to invest in an apartment community. During the second quarter of 2021, this joint venture was dissolved and we received distributions totaling $17.2 million and recorded a $0.2 million gain.

See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				June 30, 2021			December 31, 2020
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$1.8B joint repurchase facility	Mar. 2022	Mar. 2023	V	$660,685	$947,249	2.51%	$681,006	$1,054,562
$725M repurchase facility	June 2022	Mar. 2023	V	335,477	466,109	2.10%	191,622	259,559
$250M repurchase facility	Mar. 2023	Mar. 2026	V	104,251	260,922	1.87%	—	—
$198.7M repurchase facility (2)	Dec. 2021	N/A	V	139,441	164,583	3.04%	71,627	87,242
$187.3M loan specific credit facilities	Aug. 2021 to Jan. 2024	N/A	V/F	187,059	251,550	3.04%	148,615	198,550
$150M credit facility	Oct. 2022	Oct. 2023	V	8,576	15,132	3.90%	23,606	31,809
$100M credit facility	Aug. 2021	N/A	V	58,625	83,800	1.88%	39,346	47,912
$100M credit facility	Oct. 2022	N/A	V	9,936	13,773	4.06%	—	—
$100M repurchase facility	Sept. 2021	N/A	V	48,847	61,211	1.88%	31,780	40,551
$50M credit facility	April 2022	N/A	V	22,407	28,009	2.13%	15,992	21,300
$30M working capital facility	Nov. 2021	N/A	V	—	—	—	30,000	—
$25M credit facility	June 2022	June 2023	V	12,583	18,314	2.38%	9,323	14,340
$1M master security agreements	Dec. 2022	N/A	F	944	—	4.01%	1,441	—
Repurchase facilities - securities (3)	N/A	N/A	V	34,567	—	3.55%	38,487	—
Structured Business total				$1,623,398	$2,310,652	2.48%	$1,282,845	$1,755,825

Agency Business
$750M ASAP agreement	N/A	N/A	V	$76,943	$76,943	1.40%	$301,455	$302,491
$400M repurchase facility	Oct. 2021	N/A	V	119,382	119,398	1.60%	174,515	174,555
$200M joint repurchase facility	Mar. 2022	N/A	V	104,876	135,934	1.85%	42,808	56,186
$200M credit facility	Mar. 2022	N/A	V	71,656	95,575	1.60%	294,732	296,698
$150M credit facility	Aug 2021	N/A	V	15,073	15,073	1.65%	49,632	49,754
$100M credit facility	Aug. 2021	N/A	V	2,592	2,600	1.65%	88,896	88,911
$1.3M repurchase facility (2)	Dec. 2021	N/A	V	1,268	1,487	3.00%	—	—
Agency Business total				$391,790	$447,010	1.64%	$952,038	$968,595
Consolidated total				$2,015,188	$2,757,662	2.32%	$2,234,883	$2,724,420

V = Variable Note Rate; F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at June 30, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $4.0 million and $3.3 million, respectively. The debt carrying value for the Agency Business at June 30, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $2.2 million and $0.6 million, respectively.
(2)	A portion of this repurchase facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(3)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of June 30, 2021 and December 31, 2020, these facilities were collateralized by our B Piece bonds with a carrying value of $53.1 million and $58.5 million, respectively, and an SFR bond with a carrying value of $10.0 million at December 31, 2020.

Generally, our credit and repurchase facilities have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a “wind-down” feature.

Joint Repurchase Facility. We amended this facility three times in 2021 to increase the facility size to $2.00 billion, which is shared between the Structured Business and the Agency Business, and to extend the maturity to March 2022 with a one year extension option. This facility is used to finance structured loans and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a LIBOR floor equal to a pro rata share of the LIBOR floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans and has a $50.0 million over advance available that bears interest at a rate of LIBOR plus 5.75%, which over advance availability matures in June 2022. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Structured Business

At June 30, 2021 and December 31, 2020, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.73% and 2.97%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the master security agreements, was 69% at both June 30, 2021 and December 31, 2020.

During the second quarter of 2021, we amended our $400.0 million credit facility twice to increase the facility size to $725.0 million and extend the maturity to June 2022.

In May 2021, we amended our $200.0 million credit facility increasing the facility size to $250.0 million.

In March 2021, we entered into a $200.0 million repurchase facility to finance bridge loans that has interest rates of LIBOR plus 1.75% - 2.75% and matures in March 2023. The facility has a maximum advance rate of 80%.

In March 2021, we amended our $50.0 million credit facility increasing the facility size to $150.0 million and decreased the all in floor rate 0.15%.

In March 2021, we entered into an $18.2 million credit facility used to finance a hotel bridge loan. The facility bears interest at the prime rate with a 3.25% floor and matures in December 2022.

In February 2021, we entered into a $21.6 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a 3.00% fixed rate and matures in January 2024.

In January 2021, we amended our $400.0 million repurchase facility to extend the maturity to December 2021. The interest rate on new loans in 2021 is LIBOR plus 1.75% with a 0.35% LIBOR floor if utilization is above $250.0 million and LIBOR plus 2.00% with a 0.35% LIBOR floor if utilization is below $250.0 million. For existing loans, the interest rate will remain at LIBOR plus 2.00% to 2.20% with a LIBOR floor reduced to 0.35%.

Agency Business

In March 2021, we amended our $150.0 million credit facility to increase the facility size to $200.0 million, extend the maturity to March 2022, increase the interest rate 0.20% and add a 0.25% LIBOR floor.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
June 30, 2021	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO XV	$674,412	$668,823	1.42%	$674,753	$674,753	$128,015
CLO XIV	655,475	650,116	1.45%	766,872	766,872	—
CLO XIII	668,000	664,396	1.54%	770,086	770,086	17,749
CLO XII	534,193	531,295	1.62%	614,751	614,751	15,412
CLO XI	533,000	530,470	1.56%	643,450	643,450	884
CLO X	441,000	438,988	1.57%	534,261	534,261	16,000
Total CLOs	$3,506,080	$3,484,088	1.52%	$4,004,173	$4,004,173	$178,060

December 31, 2020
CLO XIII	$668,000	$663,804	1.58%	$768,664	$768,664	$43
CLO XII	534,193	530,673	1.66%	628,935	628,935	2,005
CLO XI	533,000	529,859	1.61%	555,157	555,157	92,395
CLO X	441,000	438,442	1.61%	522,132	522,132	25,537
CLO IX	356,150	354,531	1.53%	457,903	457,903	18,703
Total CLOs	$2,532,343	$2,517,309	1.60%	$2,932,791	$2,932,791	$138,683
(1)	Debt carrying value is net of $22.0 million and $15.0 million of deferred financing fees at June 30, 2021 and December 31, 2020, respectively.
(2)	At June 30, 2021 and December 31, 2020, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.80% and 1.93%, respectively.
(3)	As of June 30, 2021 and December 31, 2020, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $38.1 million and $49.5 million at June 30, 2021 and December 31, 2020, respectively.

CLO XV. In June 2021, we completed CLO XV, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $747.8 million. Of the total CLO notes issued, $674.4 million were investment grade notes issued to third party investors and $73.4 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $653.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $162.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $815.0 million, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $140.6 million, including the $73.4 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.37% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			June 30, 2021			December 31, 2020
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
5.00% Notes (3)	Apr. 2021	Apr. 2026	$175,000	$172,130	5.00%	$—	$—	—%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	69,997	8.00%	70,750	69,793	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,234	4.50%	275,000	271,994	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	108,842	4.75%	110,000	108,668	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	88,942	5.75%	90,000	88,751	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	123,929	5.63%	125,000	123,637	5.63%
			$845,750	$836,074	5.23%	$670,750	$662,843	5.29%
(1)	At June 30, 2021 and December 31, 2020, the carrying value is net of deferred financing fees of $9.7 million and $7.9 million, respectively.
(2)	At June 30, 2021 and December 31, 2020, the aggregate weighted average note rate, including certain fees and costs, was 5.56% and 5.65%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes three months prior to or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

In April 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $172.3 million from the issuance, after deducting the underwriting discount and other offering expenses. We are using the net proceeds to make investments related to our business and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible senior notes (the “5.25% Convertible Notes”) for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. As of June 30, 2021, the 4.75% Convertible Notes had a conversion rate of 56.5332 shares of common stock per $1,000 of principal, which represented a conversion price of $17.69 per share of common stock.

At June 30, 2021, there were $0.5 million and $13.8 million aggregate principal amount remaining of our 5.25% Convertible Notes issued on July 3, 2018 and 5.25% Convertible Notes issued on July 20, 2018, respectively. At June 30, 2021, the conversion rates of the 5.25% Convertible Notes issued on July 3, 2018 and 5.25% Convertible Notes issued on July 20, 2018 were 91.9605 shares and 82.2763 shares, respectively, of common stock per $1,000 of principal, which represented a conversion price of $10.87 per share and $12.15 per share of common stock, respectively. On July 1, 2021, the 5.25% Convertible Notes matured and were fully settled with cash totaling $14.3 million and 386,459 shares of common stock.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.27 years and 1.77 years at June 30, 2021 and December 31, 2020, respectively, on a weighted average basis.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
June 30, 2021	$278,300	$4,031	$3,352	$270,917	$9,962

December 31, 2020	$278,300	$5,636	$4,691	$267,973	$9,962

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

During both the three months ended June 30, 2021 and 2020, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the six months ended June 30, 2021, we incurred total interest expense on the notes of $9.6 million, of which $6.6 million, $1.6 million and $1.4 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the six months ended June 30, 2020, we incurred interest expense on the notes totaling $10.0 million, of which $6.7 million, $1.7 million and $1.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.75% at both June 30, 2021 and December 31, 2020.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.0 million and $141.7 million at June 30, 2021 and December 31, 2020, respectively, which is net of a deferred amount of $10.5 million and $10.8 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.8 million for both periods. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 2.96% and 3.06% at June 30, 2021 and December 31, 2020, respectively. Including certain fees and costs, the weighted average note rate was 3.04% and 3.15% at June 30, 2021 and December 31, 2020, respectively.

Debt Covenants

Credit Facilities, Repurchase Agreements and Unsecured Debt. The credit facilities, repurchase agreements and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2021.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of June 30, 2021, as well as on the most recent determination dates in July 2021. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Our CLO compliance tests as of the most recent determination dates in July 2021 are as follows:

Cash Flow Triggers	CLO X	CLO XI	CLO XII	CLO XIII	CLO XIV	CLO XV
Overcollateralization (1)
Current	126.98%	121.95%	118.87%	119.76%	119.76%	120.85%
Limit	125.98%	120.95%	117.87%	118.76%	118.76%	119.85%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	449.62%	370.22%	355.36%	389.99%	434.76%	240.42%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO X	CLO XI	CLO XII	CLO XIII	CLO XIV	CLO XV
July 2021	126.98%	121.95%	118.87%	119.76%	119.76%	120.85%
April 2021	126.98%	121.95%	118.87%	119.76%	119.76%	—
January 2021	126.98%	121.95%	118.87%	119.76%	—	—
October 2020	126.98%	121.95%	118.87%	119.76%	—	—
July 2020	126.98%	121.95%	118.87%	119.76%	—	—
(1)	The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$65,893	$70,752	$64,303	$34,648
Impact of adopting CECL - January 1, 2020	—	—	—	14,406
Provisions for loss sharing	716	2,673	2,464	24,569
Provisions reversal for loan repayments	(167)	(277)	(263)	(636)
Recoveries (charge-offs), net	(797)	72	(859)	233
Ending balance	$65,645	$73,220	$65,645	$73,220

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2021 and 2020, guarantee obligations of $34.5 million and $32.8 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2021 and December 31, 2020, we had outstanding advances of $0.5 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At June 30, 2021 and December 31, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $31.2 million and $30.3 million, respectively, and represented 0.16% and 0.17%, respectively, of the Fannie Mae servicing portfolio.

At June 30, 2021 and December 31, 2020, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.61 billion and $3.41 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 11 — Derivative Financial Instruments

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of loss on derivative instruments, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations. During the three and six months ended June 30,2021, we recorded net gains of $9.9 million and $1.2 million, respectively, from changes in the fair value of these derivatives and $26.3 million and $63.2 million, respectively, of income from MSRs. During the three and six months ended June 30, 2020, we recorded a net loss of $4.1 million and a net gain of $4.2 million, respectively, from changes in the fair value of these derivatives and $32.4 million and $54.4 million, respectively, of income from MSRs. The gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of operations. See Note 12 for details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

During the three months ended June 30, 2021, we recorded realized and unrealized losses of $9.4 million and $3.0 million, respectively, to our Agency Business related to our Swap Futures. During the six months ended June 30, 2021, we recorded realized and unrealized losses of $6.5 million and $0.4 million, respectively, to our Agency Business related to our Swap Futures. During the three months ended June 30, 2020, we recorded realized and unrealized losses of $0.2 million and $0.1 million, respectively, to our Structured Business and realized losses of $11.2 million and unrealized gains of $8.2 million to our Agency Business related to our Swap Futures. During the six months ended June 30, 2020, we recorded realized and unrealized losses of $2.8 million and $0.5 million, respectively, to our Structured Business and realized and unrealized losses of $57.3 million and $1.6 million, respectively, to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of operations.

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	June 30, 2021
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	5	$16,550	Other Assets/Other Liabilities	$124	$(127)
Forward Sale Commitments	43	328,069	Other Assets/Other Liabilities	2,263	(266)
Swap Futures	2,196	219,600		—	—
		$564,219		$2,387	$(393)

	December 31, 2020
Agency Business
Rate Lock Commitments	7	$136,354	Other Assets/Other Liabilities	$1,967	$(231)
Forward Sale Commitments	114	1,048,763	Other Assets/Other Liabilities	1,925	(990)
Swap Futures	453	45,300		—	—
		$1,230,417		$3,892	$(1,221)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2021			December 31, 2020
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$7,385,929	$7,213,915	$7,421,181	$5,475,082	$5,285,868	$5,428,141
Loans held-for-sale, net	448,940	457,647	469,195	968,595	986,919	1,007,294
Capitalized mortgage servicing rights, net	n/a	418,653	471,275	n/a	379,974	415,495
Securities held-to-maturity, net	171,001	114,696	125,003	140,124	95,524	94,128
Derivative financial instruments	308,421	2,387	2,387	865,975	3,892	3,892

Financial liabilities:
Credit and repurchase facilities	$2,021,412	$2,015,188	$2,016,291	$2,238,722	$2,234,883	$2,235,668
Collateralized loan obligations	3,506,080	3,484,088	3,506,460	2,532,343	2,517,309	2,495,195
Senior unsecured notes	845,750	836,074	853,814	670,750	662,843	670,117
Convertible senior unsecured notes, net	278,300	270,917	304,689	278,300	267,973	280,636
Junior subordinated notes	154,336	142,013	100,650	154,336	141,656	99,594
Derivative financial instruments	36,198	393	393	319,142	1,221	1,221

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

June 30, 2021

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

Credit and repurchase facilities. Fair values for credit and repurchase facilities of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit and repurchase facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of June 30, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$2,387	$2,387	$—	$2,263	$124

Financial liabilities:
Derivative financial instruments	$393	$393	$—	$393	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of June 30, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$66,935	$66,935	$—	$—	$66,935
(1)	We had an allowance for credit losses of $98.7 million relating to nine impaired loans with an aggregate carrying value, before loan loss reserves, of $165.7 million at June 30, 2021.

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

Quantitative information about Level 3 fair value measurements at June 30, 2021 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$49,960	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	10.15%
Retail	15,511	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	1.68%

Healthcare	828	Discounted cash flows	Capitalization rate	14.30%

			Discount rate	11.00%
Office	636	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	124	Discounted cash flows	W/A discount rate	8.44%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative assets and liabilities, net
Beginning balance	$1,439	$2,069	$1,967	$1,066
Settlements	(23,045)	(33,936)	(58,074)	(54,867)
Realized gains recorded in earnings	21,606	31,867	56,107	53,801
Unrealized gains recorded in earnings	124	549	124	549
Ending balance	$124	$549	$124	$549

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
June 30, 2021	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$16,550	$124	$127	$251
Forward sale commitments	328,069	—	(127)	(127)
Loans held-for-sale, net (1)	448,940	9,669	—	9,669
Total		$9,793	$—	$9,793
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of June 30, 2021 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$7,213,915	$7,421,181	$—	$—	$7,421,181
Loans held-for-sale, net	457,647	469,195	—	459,526	9,669
Capitalized mortgage servicing rights, net	418,653	471,275	—	—	471,275
Securities held-to-maturity, net	114,696	125,003	—	—	125,003

Financial liabilities:
Credit and repurchase facilities	$2,015,188	$2,016,291	$—	$391,790	$1,624,501
Collateralized loan obligations	3,484,088	3,506,460	—	—	3,506,460
Senior unsecured notes	836,074	853,814	853,814	—	—
Convertible senior unsecured notes, net	270,917	304,689	—	304,689	—
Junior subordinated notes	142,013	100,650	—	—	100,650

Note 13 — Commitments and Contingencies

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

June 30, 2021

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

As of June 30, 2021, we were required to maintain at least $19.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of June 30, 2021, we met the restricted liquidity requirement with a $45.0 million letter of credit and $14.6 million of cash collateral.

As of June 30, 2021, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $47.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of June 30, 2021, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

As an approved designated seller/servicer under Freddie Mac's SBL program, we are required to post collateral to ensure that we are able to meet certain purchase and loss obligations required by this program. Under the SBL program, we are required to post collateral equal to $5.0 million, which is satisfied with a $5.0 million letter of credit.

We enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in more detail in Note 11 and Note 12.

Debt Obligations and Operating Leases. As of June 30, 2021, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2021 (six months ending December 31, 2021)	$859,768	$3,408	$863,176
2022	2,496,580	8,257	2,504,837
2023	1,371,081	8,031	1,379,112
2024	1,017,797	7,926	1,025,723
2025	256,723	7,978	264,701
2026	340,026	8,282	348,308
Thereafter	463,903	26,098	490,001
Total	$6,805,878	$69,980	$6,875,858

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

During the three months ended June 30, 2021 and 2020, we recorded lease expense of $2.4 million and $1.5 million, respectively, and during the six months ended June 30, 2021 and 2020, we recorded lease expense of $4.7 million and $3.1 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $524.7 million as of June 30, 2021 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

June 30, 2021

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

Note 14 — Variable Interest Entities

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Restricted cash	$233,473	$188,226
Loans and investments, net	3,990,518	2,923,634
Other assets	26,857	22,587
Total assets	$4,250,848	$3,134,447

Liabilities:
Collateralized loan obligations	$3,484,088	$2,517,309
Other liabilities	3,952	2,755
Total liabilities	$3,488,040	$2,520,064

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 9 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 31 VIEs in which we have a variable interest as of June 30, 2021 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2021 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$495,347
B Piece bonds	53,643
APL certificates	63,168
Equity investments	16,216
Agency interest only strips	792
Total	$629,166
(1)	Represents the carrying amount of loans and investments before reserves. At June 30, 2021, $130.0 million of loans to VIEs had corresponding specific loan loss reserves of $79.4 million. The maximum loss exposure as of June 30, 2021 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.30 billion at June 30, 2021.

Note 15 — Equity

Preferred Stock. In June 2021, the Company completed a public offering of 9,200,000 shares of 6.375% Series D cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $222.6 million after deducting the underwriting discount and other offering expenses. We used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock. The 6.375% Series D preferred stock is not redeemable by the Company prior to June 2, 2026 except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a change of control.

Common Stock. In March 2021, we completed a public offering in which we sold 7,000,000 shares of our common stock for $15.48 per share and received net proceeds of $108.2 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used $12.4 million of the net proceeds from this offering to purchase 800,000 shares of our common stock from certain executive officers of ours, ACM and an estate planning family vehicle established by our chief executive officer at the same price the underwriters paid to purchase the shares.

In June 2021, we completed a public offering in which we sold 6,000,000 shares of our common stock for $18.46 per share and received net proceeds of $110.6 million after deducting the underwriter's discount and other offering expenses. The proceeds are being used to make investments related to our business and for general corporate purposes. We also used $11.1 million of the net proceeds from this offering to purchase 600,000 shares of our common stock from ACM at the same price the underwriters paid to purchase the shares.

During the six months ended June 30, 2021, we sold 6,422,879 shares of our common stock for net proceeds of $109.2 million through an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”). We used $21.1 million of the net proceeds to redeem OP Units from two of ACM's members for their membership interest in ACM.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2021, there were 16,352,233 OP Units outstanding, which represented 10.3% of the voting power of our outstanding stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125	N/A
May 5, 2021	$0.34	April 30, 2021	$0.515625	$0.484375	$0.53125	N/A
(1)	The dividend declared on April 30, 2021 was for March 1, 2021 through May 31, 2021 and the dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021. As mentioned above, we used a portion of the proceeds from our Series D preferred stock to fully redeem our Series A, B and C preferred stock in June 2021.

Common Stock – On July 28, 2021, the Board of Directors declared a cash dividend of $0.35 per share of common stock. The dividend is payable on August 31, 2021 to common stockholders of record as of the close of business on August 16, 2021.

Preferred Stock – On July 2, 2021, the Board of Directors declared a cash dividend of $0.256771 per share of 6.375% Series D preferred stock, which reflects dividends from June 2, 2021 through July 29, 2021 and are payable on July 30, 2021 to preferred stockholders of record on July 15, 2021.

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

June 30, 2021

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$69,126	$69,126	$44,091	$44,091
Net income attributable to noncontrolling interest (2)	—	8,717	—	8,110
Net income attributable to common stockholders and noncontrolling interest	$69,126	$77,843	$44,091	$52,201
Weighted average shares outstanding	135,262,197	135,262,197	110,745,572	110,745,572
Dilutive effect of OP Units (2)	—	17,056,229	—	20,369,265
Dilutive effect of restricted stock units (3)	—	929,734	—	767,561
Dilutive effect of convertible notes (4)	—	368,431	—	—
Weighted average shares outstanding	135,262,197	153,616,591	110,745,572	131,882,398
Net income per common share (1)	$0.51	$0.51	$0.40	$0.40

	Six Months Ended June 30,
	2021		2020
Net income (loss) attributable to common stockholders (1)	$138,606	$138,606	$(15,219)	$(15,219)
Net income (loss) attributable to noncontrolling interest (2)	—	18,459	—	(2,824)
Net income (loss) attributable to common stockholders and noncontrolling interest	$138,606	$157,065	$(15,219)	$(18,043)
Weighted average shares outstanding	130,276,499	130,276,499	110,768,992	110,768,992
Dilutive effect of OP Units (2)	—	17,307,037	—	20,397,026
Dilutive effect of restricted stock units (3)	—	921,187	—	—
Dilutive effect of convertible notes (4)	—	313,307	—	—
Weighted average shares outstanding	130,276,499	148,818,030	110,768,992	131,166,018
Net income (loss) per common share (1)	$1.06	$1.06	$(0.14)	$(0.14)
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Our chief executive officer is granted restricted stock units annually, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 16 — Income Taxes

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

In the three and six months ended June 30, 2021, we recorded a tax provision of $11.0 million and $23.5 million, respectively. In the three and six months ended June 30, 2020, we recorded a tax provision of $12.1 million and a tax benefit of $2.3 million, respectively.The tax provision recorded in the three months ended June 30, 2021 consisted of a current tax provision of $11.0 million and a deferred tax benefit of less than $0.1 million. The tax provision recorded in the six months ended June 30, 2021 consisted of a current and deferred tax provision of $19.0 million and $4.5 million. The tax provision recorded in the three months ended June 30, 2020 consisted of a deferred tax provision of $10.9 million and a current tax provision of $1.2 million. The tax benefit recorded in the six months ended June 30, 2020 consisted of a deferred tax benefit of $9.0 million and a current tax provision of $6.7 million.

Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2021, we incurred $0.8 million and $1.6 million, respectively, and, during the three and six months ended June 30, 2020, we incurred $0.7 million and $1.2 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $11.1 million and $12.4 million at June 30, 2021 and December 31, 2020, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $6.2 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $0.7 million for both the three and six months ended June 30, 2021.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

In December 2020, we committed to fund a $32.5 million bridge loan (of which $1.5 million was funded as of June 30, 2021) and made a $3.5 million preferred equity investment in a SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in October 2023 and the preferred equity investment has a fixed rate of 12% and matures in October 2023. Interest income recorded from these loans was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

In October 2020, we committed to fund a $30.5 million bridge loan and made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan, which was not funded as of June 30, 2021, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a fixed rate of 12% and matures in April 2023. Interest income recorded from the preferred equity investment was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

We have a $35.0 million bridge loan and a $7.8 million preferred equity interest on an office building in New York City. The property is controlled by a third party and, beginning in June 2020, its day-to-day operations are managed by an entity owned by an immediate family member of our chief executive officer, which is entitled to an annual fee of $0.3 million and a 33% equity participation interest. Interest income recorded from these loans was $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the six months ended June 30, 2021 and 2020, we reimbursed the aircraft owner $0.1 million and $0.3 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $15.7 million was funded as of June 30, 2021) for an 18% interest in AMAC III. During both the three and six months ended June 30, 2021, the loss recorded from this investment was de minimis. During the three and six months ended June 30, 2020, we recorded a loss of $0.5 million and $0.6 million, respectively, related to this investment. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.50% and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan was $0.8 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan had an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and was scheduled to mature in July 2021. In January 2021, the borrower repaid this loan in full. Interest income recorded from this loan was $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan was $0.1 million for the six months ended June 30, 2020.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and was scheduled to mature in June 2021, which was extended to August 2021. Interest income recorded from this loan was $0.3 million for both the three months ended June 30, 2021 and 2020, and $0.7 million for both the six months ended June 30, 2021 and 2020.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021. In January 2021, the maturity date of this loan was extended to January 2022. Interest income recorded from this loan was $0.1 million for both the three months ended June 30, 2021 and 2020, and $0.3 million for both the six months ended June 30, 2021 and 2020.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from this loan was $0.5 million for both the three months ended June 30, 2021 and 2020, and $1.0 million for both the six months ended June 30, 2021 and 2020.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2021. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan was $0.1 million for all periods presented.

In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a fixed rate of 3.1% and the mezzanine loan bears interest at a fixed rate of 9.0% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.1 million for both the three and six months ended June 30, 2021 and $0.2 million for both the three and six months ended June 30, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from equity affiliates related to this investment of $4.8 million and $27.3 million in the three and six months ended June 30, 2021, respectively, and $20.9 million and $23.8 million in the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2021, we also received cash distributions totaling $5.6 million and $18.7 million from this investment, respectively, which were classified as returns of capital.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In June 2018, the owners of Lexford restructured part of its debt and we originated twelve bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in June 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.2 million during both the three and six months ended June 30, 2020. Further, as part of this June 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received a distribution of $0.2 million during both the three and six months ended June 30, 2020, which was recorded as income from equity affiliates. Separate from the loans we originated in June 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2021, this debt had an aggregate outstanding balance of $609.3 million and is scheduled to mature between 2021 and 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At June 30, 2021, ACM holds 2,828,629 shares of our common stock and 10,692,668 OP Units, which in the aggregate represents 8.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM (in which our chief executive officer has a controlling equity interest in) to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 18 — Segment Information

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

	Three Months Ended June 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$96,498	$8,650	$—	$105,148
Interest expense	42,748	3,630	—	46,378
Net interest income	53,750	5,020	—	58,770
Other revenue:
Gain on sales, including fee-based services, net	—	40,901	—	40,901
Mortgage servicing rights	—	26,299	—	26,299
Servicing revenue	—	29,982	—	29,982
Amortization of MSRs	—	(14,667)	—	(14,667)
Loss on derivative instruments, net	—	(2,607)	—	(2,607)
Other income, net	1,255	8	—	1,263
Total other revenue	1,255	79,916	—	81,171
Other expenses:
Employee compensation and benefits	11,907	31,793	—	43,700
Selling and administrative	5,248	5,885	—	11,133
Property operating expenses	129	—	—	129
Depreciation and amortization	615	1,173	—	1,788
Provision for loss sharing (net of recoveries)	—	549	—	549
Provision for credit losses (net of recoveries)	(8,333)	518	—	(7,815)
Total other expenses	9,566	39,918	—	49,484
Income before income from equity affiliates and income taxes	45,439	45,018	—	90,457
Income from equity affiliates	4,759	—	—	4,759
Provision for income taxes	(682)	(10,277)	—	(10,959)
Net income	49,516	34,741	—	84,257
Preferred stock dividends	6,414	—	—	6,414
Net income attributable to noncontrolling interest	—	—	8,717	8,717
Net income attributable to common stockholders	$43,102	$34,741	$(8,717)	$69,126

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

	Six Months Ended June 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$179,708	$16,584	$—	$196,292
Interest expense	80,972	7,590	—	88,562
Net interest income	98,736	8,994	—	107,730
Other revenue:
Gain on sales, including fee-based services, net	—	69,768	—	69,768
Mortgage servicing rights	—	63,235	—	63,235
Servicing revenue	—	59,721	—	59,721
Amortization of MSRs	—	(28,871)	—	(28,871)
Loss on derivative instruments, net	—	(5,828)	—	(5,828)
Other income, net	1,935	8	—	1,943
Total other revenue	1,935	158,033	—	159,968
Other expenses:
Employee compensation and benefits	23,484	63,190	—	86,674
Selling and administrative	9,761	12,186	—	21,947
Property operating expenses	272	—	—	272
Depreciation and amortization	1,197	2,346	—	3,543
Provision for loss sharing (net of recoveries)	—	2,201	—	2,201
Provision for credit losses (net of recoveries)	(9,362)	472	—	(8,890)
Total other expenses	25,352	80,395	—	105,747
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	75,319	86,632	—	161,951
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of real estate	—	1,228	—	1,228
Income from equity affiliates	27,010	—	—	27,010
Provision for income taxes	(5,665)	(17,786)	—	(23,451)
Net income	95,294	70,074	—	165,368
Preferred stock dividends	8,303	—	—	8,303
Net income attributable to noncontrolling interest	—	—	18,459	18,459
Net income attributable to common stockholders	$86,991	$70,074	$(18,459)	$138,606

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

	June 30, 2021
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$40,353	$175,305	$215,658
Restricted cash	233,474	15,616	249,090
Loans and investments, net	7,213,915	—	7,213,915
Loans held-for-sale, net	—	457,647	457,647
Capitalized mortgage servicing rights, net	—	418,653	418,653
Securities held-to-maturity, net	—	114,696	114,696
Investments in equity affiliates	86,253	—	86,253
Goodwill and other intangible assets	12,500	90,606	103,106
Other assets	124,328	77,454	201,782
Total assets	$7,710,823	$1,349,977	$9,060,800

Liabilities:
Debt obligations	$6,356,490	$391,790	$6,748,280
Allowance for loss-sharing obligations	—	65,645	65,645
Other liabilities	178,934	111,174	290,108
Total liabilities	$6,535,424	$568,609	$7,104,033

	December 31, 2020
Assets:
Cash and cash equivalents	$172,568	$166,960	$339,528
Restricted cash	188,226	9,244	197,470
Loans and investments, net	5,285,868	—	5,285,868
Loans held-for-sale, net	—	986,919	986,919
Capitalized mortgage servicing rights, net	—	379,974	379,974
Securities held-to-maturity, net	—	95,524	95,524
Investments in equity affiliates	74,274	—	74,274
Goodwill and other intangible assets	12,500	92,951	105,451
Other assets	142,844	53,134	195,978
Total assets	$5,876,280	$1,784,706	$7,660,986

Liabilities:
Debt obligations	$4,872,626	$952,038	$5,824,664
Allowance for loss-sharing obligations	—	64,303	64,303
Other liabilities	203,554	85,780	289,334
Total liabilities	$5,076,180	$1,102,121	$6,178,301

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination Data:
Structured Business
Bridge loans (1)	$1,800,688	$298,934	$2,806,376	$1,084,056
Mezzanine loans	38,257	1,547	94,257	15,722
Preferred equity investments	—	—	—	23,500
Other loans (2)	—	—	26,238	33,432
Total new loan originations	$1,838,945	$300,481	$2,926,871	$1,156,710

(1) The three and six months ended June 30, 2021 includes 25 and 43 SFR loans with a UPB of $70.9 million and $114.2 million, respectively. During the three and six months ended June 30, 2021, we committed to fund one and four SFR build-to-rent bridge loans totaling $40.0 million and $138.4 million, respectively.

(2) The six months ended June 30, 2021 and 2020 includes 1 and 7 SFR permanent loans with a UPB of $26.2 million and $32.3 million, respectively.

Loan payoffs / paydowns	$662,940	$159,174	$895,968	$434,466

Agency Business
Origination Volumes by Investor:
Fannie Mae	$637,494	$1,140,181	$1,701,477	$1,722,154
Private Label	377,184	49,122	529,638	331,467
Freddie Mac	155,914	135,720	270,631	335,431
FHA	130,764	75,533	197,244	93,476
SFR - Fixed Rate	11,996	—	11,996	—
Total	$1,313,352	$1,400,556	$2,710,986	$2,482,528
Total loan commitment volume	$1,194,344	$1,206,723	$2,654,479	$2,473,941

Loan Sales Data:
Agency Business
Fannie Mae	$722,499	$1,063,923	$2,159,865	$1,817,967
Private Label	449,890	727,154	449,890	727,154
FHA	163,602	30,124	230,005	53,437
Freddie Mac	134,122	171,688	408,946	351,391
SFR - Fixed Rate	11,996	—	75,294	—
Total	$1,482,109	$1,992,889	$3,324,000	$2,949,949
Sales margin (fee-based services as a % of loan sales)	2.76%	1.32%	2.10%	1.38%
MSR rate (MSR income as a % of loan commitments)	2.20%	2.69%	2.38%	2.20%

	June 30, 2021
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$19,191,969	53.2	8.3
Freddie Mac	4,708,457	28.5	9.8
Private Label	1,176,627	20.0	9.0
FHA	882,899	15.7	21.0
SFR - Fixed Rate	75,103	20.0	5.9
Total	$26,035,055	45.9	9.0

	December 31, 2020
Fannie Mae	$18,268,268	52.3	8.2
Freddie Mac	4,881,080	27.9	9.9
FHA	752,116	16.3	20.3
Private Label	726,992	20.0	8.7
Total	$24,628,456	45.4	8.9

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

Significant Developments During the Second Quarter of 2021

Capital Markets Activity.

●	We raised $169.6 million through a public offering of our common stock and an “At-The-Market” equity offering sales agreement and used $32.2 million of the proceeds to purchase common stock and OP Units from ACM and its members; and
●	We raised $222.6 million from the issuance of 6.375% Series D cumulative redeemable preferred stock and used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock which had a weighted average rate of 8.14%.

Financing Activity.

●	We closed a collateralized securitization vehicle (CLO XV) totaling $815.0 million of real estate related assets and cash, of which $674.4 million of investment grade notes were issued to third party investors and $73.4 million of below investment-grade notes and a $67.2 million equity interest in the portfolio were retained by us;
●	We closed a Private Label securitization totaling $449.9 million, of which we retained the most subordinate certificates totaling $38.2 million;
●	We issued $175.0 million of 5.00% senior unsecured notes due in 2026 in a private offering; and
●	We increased the capacity of our existing debt facilities in our Structured Business by $1.27 billion.

Agency Business Activity.

●	Loan originations and sales totaled $1.31 billion and $1.48 billion, respectively; and
●	Our fee-based servicing portfolio grew 2.3% to $26.04 billion.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 17.9% to $7.39 billion on loan originations totaling $1.84 billion, partially offset by loan runoff of $662.9 million;
●	We successfully worked out an $89.3 million loan with the borrower on a hotel property classified as a troubled debt restructuring freeing up capital for other investments, and which resulted in the reversal of a $7.5 million provision for credit loss and recognition of $3.5 million in interest income; and
●	We recorded income of $4.8 million and received a $5.6 million cash distribution from our residential mortgage business joint venture.

Dividend. We raised our quarterly common dividend to $0.35 per share, our fifth consecutive quarterly increase.

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

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. However, our Structured Business is more reliant on the capital markets to grow, and therefore, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. In our Structured Business, 87% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

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

Currently, our Agency Business had approved forbearances related to approximately 0.3% of our Fannie Mae DUS portfolio and approximately 2.4% of our Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress during the remainder of 2021.

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

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2021 to December 31, 2020:

Our Structured loan and investment portfolio balance was $7.39 billion and $5.48 billion at June 30, 2021 and December 31, 2020, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $2.03 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 4.85% and 5.23% at June 30, 2021 and December 31, 2020, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.33% and 5.80% at June 30, 2021 and December 31, 2020, respectively. Advances on our financing facilities totaled $6.41 billion and $4.92 billion at June 30, 2021 and December 31, 2020, respectively, with a weighted average funding cost of 2.44% and 2.64%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 2.79% and 3.03% at June 30, 2021 and December 31, 2020, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Loans originated (1)	$1,838,945	$2,926,871
Number of loans	93	148
Weighted average interest rate	4.41%	4.56%
(1) During the three and six months ended June 30, 2021, we committed to fund one and four SFR build-to-rent bridge loans totaling $40.0 million and $138.4 million, respectively.

Loans paid-off / paid-down	$662,940	$895,968
Number of loans	38	57
Weighted average interest rate	6.69%	6.57%

Loans extended	$275,642	$500,315
Number of loans	18	36

Loans held-for-sale from the Agency Business decreased $529.3 million, primarily from loan sales exceeding originations by $613.0 million as noted in the following table (in thousands). Loan sales includes $75.3 million of fixed rate SFR permanent loans that are now recorded through the Agency Business beginning in the first quarter of 2021, see Note 3 and 4 for details, and $449.9 million of Private Label loans which were sold in connection with a Private Label multifamily mortgage loan securitization in the second quarter of 2021. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$637,494	$722,499	$1,701,477	$2,159,865
Private Label	377,184	449,890	529,638	449,890
Freddie Mac	155,914	134,122	270,631	408,946
FHA	130,764	163,602	197,244	230,005
SFR - Fixed Rate	11,996	11,996	11,996	75,294
Total	$1,313,352	$1,482,109	$2,710,986	$3,324,000

Capitalized mortgage servicing rights increased $38.7 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At June 30, 2021, the weighted average estimated life remaining of our MSRs was 8.6 years.

Securities held-to-maturity increased $19.2 million, primarily due to the purchase, at a discount, of APL certificates in connection with a Private Label securitization.

Investments in equity affiliates increased $12.0 million, primarily due to income from our investment in a residential mortgage banking business of $27.3 million, partially offset by $18.7 million in cash distributions received from the same investment.

Liabilities – Comparison of balances at June 30, 2021 to December 31, 2020:

Credit and repurchase facilities decreased $219.7 million, primarily due to loan sales exceeding originations in our Agency Business as described above, partially offset by funding of new structured loan activity.

Collateralized loan obligations increased $966.8 million, primarily due to the issuances of two new CLOs, where we issued $1.33 billion of notes to third party investors, partially offset by the unwind of a CLO totaling $356.2 million.

Senior unsecured notes increased $173.2 million, primarily due to our issuance of $175.0 million of 5.00% notes.

Due to borrowers decreased $20.9 million, primarily due to the release of unfunded loan originations in our Structured Business, partially offset by funds held on new originations.

Equity

In June 2021, we completed a public offering of 9,200,000 shares of 6.375% Series D cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of $222.6 million after deducting the underwriting discount and other offering expenses. We used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock.

During the first half of 2021, we sold 19,422,879 shares of our common stock through two public offerings and our “At-The-Market” agreement, raising net proceeds totaling $328.0 million. We used $44.6 million of the net proceeds to purchase a total of 2,608,400 of common stock and OP Units from certain executive officers of ours, ACM and its members and an estate planning family vehicle established by our chief executive officer.

Distributions – Dividends declared (on a per share basis) for the six months ended June 30, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125	N/A
May 5, 2021	$0.34	April 30, 2021	$0.515625	$0.484375	$0.53125	N/A
(1)	The dividend declared on April 30, 2021 was for March 1, 2021 through May 31, 2021 and the dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021. As mentioned above, we used a portion of the proceeds from our Series D preferred stock to fully redeem our Series A, B and C preferred stock in June 2021.

Common Stock – On July 28, 2021, the Board of Directors declared a cash dividend of $0.35 per share of common stock. The dividend is payable on August 31, 2021 to common stockholders of record as of the close of business on August 16, 2021.

Preferred Stock – On July 2, 2021, the Board of Directors declared a cash dividend of $0.256771 per share of 6.375% Series D preferred stock, which reflects dividends from June 2, 2021 through July 29, 2021 and are payable on July 30, 2021 to preferred stockholders of record on July 15, 2021.

Deferred Compensation

During the first quarter of 2021, we issued 257,726 shares of restricted common stock to our employees and 27,864 shares of common stock to the independent members of the Board of Directors. We also withheld 140,744 shares of restricted common stock from employees to net settle and pay withholding taxes on shares that vested. Additionally, 448,980 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 229,083 common shares. See Note 15 for details.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2021
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,191,969	2,808	2.9	8.8	97%	3%	4.05%	6.26%	0.36%
Freddie Mac	4,708,457	1,349	2.8	11.3	87%	13%	3.95%	15.69%	0.67%
Private Label	1,176,627	72	1.0	9.0	100%	—%	3.75%	—%	—%
FHA	882,899	88	2.6	33.4	100%	—%	3.19%	19.86%	—%
SFR - Fixed Rate	75,103	23	1.3	5.8	100%	—%	4.93%	—%	—%
Total	$26,035,055	4,340	2.8	10.1	95%	5%	3.99%	8.12%	0.39%

	December 31, 2020
Fannie Mae	$18,268,268	2,712	2.8	9.0	97%	3%	4.12%	6.40%	0.33%
Freddie Mac	4,881,080	1,413	2.6	11.7	88%	12%	3.99%	11.47%	0.65%
FHA	752,116	89	3.0	32.9	100%	—%	3.39%	33.60%	—%
Private Label	726,992	40	1.0	9.1	100%	—%	3.81%	—%	—%
Total	$24,628,456	4,254	2.7	10.3	95%	5%	4.06%	8.05%	0.37%
(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of June 30, 2021 and December 31, 2020, delinquent loans totaled $100.8 million and $91.3 million, respectively, of which $26.5 million and $19.6 million, respectively, were in the foreclosure process. No loans were in bankruptcy as of June 30, 2021 and December 31, 2020.

Our servicing portfolio represents commercial real estate loans originated in our Agency Business, which are generally transferred or sold within 60 days from the date the loan is funded. Primarily all of the loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 10.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2021	2020	Amount	Percent

Interest income	$105,148	$83,080	$22,068	27%
Interest expense	46,378	41,302	5,076	12%
Net interest income	58,770	41,778	16,992	41%
Other revenue:
Gain on sales, including fee-based services, net	40,901	26,366	14,535	55%
Mortgage servicing rights	26,299	32,417	(6,118)	(19)%
Servicing revenue, net	15,315	13,506	1,809	13%
Property operating income	—	751	(751)	nm
Loss on derivative instruments, net	(2,607)	(7,368)	4,761	(65)%
Other income, net	1,263	1,049	214	20%
Total other revenue	81,171	66,721	14,450	22%
Other expenses:
Employee compensation and benefits	43,700	34,438	9,262	27%
Selling and administrative	11,133	8,606	2,527	29%
Property operating expenses	129	1,035	(906)	(88)%
Depreciation and amortization	1,788	1,961	(173)	(9)%
Provision for loss sharing (net of recoveries)	549	2,395	(1,846)	(77)%
Provision for credit losses (net of recoveries)	(7,815)	12,714	(20,529)	nm
Total other expenses	49,484	61,149	(11,665)	(19)%
Income before extinguishment of debt, income from equity affiliates and income taxes	90,457	47,350	43,107	91%
Loss on extinguishment of debt	—	(1,592)	1,592	nm
Income from equity affiliates	4,759	20,408	(15,649)	(77)%
Provision for income taxes	(10,959)	(12,077)	1,118	(9)%
Net income	84,257	54,089	30,168	56%
Preferred stock dividends	6,414	1,888	4,526	nm
Net income attributable to noncontrolling interest	8,717	8,110	607	7%
Net income attributable to common stockholders	$69,126	$44,091	$25,035	57%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$6,153,318	$86,336	5.63%	$4,330,308	$63,560	5.90%
Preferred equity investments	224,840	5,627	10.04%	206,000	5,679	11.09%
Mezzanine / junior participation loans	203,102	4,059	8.02%	177,909	3,359	7.59%
Other	29,410	331	4.51%	99,793	1,132	4.56%
Core interest-earning assets	6,610,670	96,353	5.85%	4,814,010	73,730	6.16%
Cash equivalents	380,954	145	0.15%	373,281	565	0.61%
Total interest-earning assets	$6,991,624	$96,498	5.54%	$5,187,291	$74,295	5.76%

Structured Business interest-bearing liabilities:

CLO	$2,987,301	$13,560	1.82%	$2,532,593	$13,941	2.21%
Warehouse lines	1,727,737	12,198	2.83%	913,548	7,635	3.36%
Unsecured debt	1,066,013	15,792	5.94%	912,118	13,306	5.87%
Trust preferred	154,336	1,198	3.11%	154,336	1,551	4.04%
Debt fund	—	—	—%	20,000	306	6.15%
Total interest-bearing liabilities	$5,935,387	42,748	2.89%	$4,532,595	36,739	3.26%
Net interest income		$53,750			$37,556
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $22.2 million increase from our Structured Business, primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, largely offset by higher fees on early runoff.

The increase in interest expense was mainly due to a $6.0 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. This was partially offset by a decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and the recent issuance of CLOs at lower rates.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 109% increase in the sales margin (fee-based services as a percentage of loan sales) from 1.32% to 2.76% as a result of higher margins on Private Label loan sales, partially offset by a 26% decrease ($510.8 million) in loan sales volume.

The decrease in income from MSRs was primarily due to an 18% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.69% to 2.20%. The decrease in the MSR rate was primarily due to a lower mix of Fannie Mae loan commitments, which carry a higher servicing fee, in the second quarter of 2021, as compared to the second quarter of 2020.

Other Revenue

The losses on derivative instruments were primarily from our Agency Business and reflect losses recognized on our Swap Futures held in connection with our Private Label loans.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increases in headcount and incentive compensation as a result of the portfolio growth in both business segments, as well as commissions in our Agency Business in connection with higher margins on Private Label loan sales.

The increase in selling and administrative expenses was primarily due to an increase in legal costs in our Structured Business and higher rent expense in both business segments.

The decreases in both provision for credit losses and provision for loss sharing were primarily due to the reversal of CECL reserves in our Structured Business and lower CECL reserves in our Agency Business, both in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $1.6 million in the second quarter of 2020 relates to the loss recognized in connection with the unwind of the Luxembourg commercial real estate debt fund (“Debt Fund”).

Income from Equity Affiliates

Income from equity affiliates in the second quarter of 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $4.8 million and $20.9 million, respectively. The income from this investment was driven by the strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the three months ended June 30, 2021, we recorded a tax provision of $11.0 million, which consisted of a current tax provision of $11.0 million and a deferred tax benefit of less than $0.1 million. In the three months ended June 30, 2020, we recorded a tax provision of $12.1 million, which consisted of a deferred tax provision of $10.9 million and a current tax provision of $1.2 million.

Preferred Stock Dividends

The increase in preferred stock dividends was due primarily to the recognition of $3.5 million of previously deferred issuance costs in connection with the redemption of our Series A, B and C preferred stock in June 2021 and the issuance in May 2021 of our Series D preferred stock, which included a significantly larger number of shares.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,352,233 OP Units and 20,369,265 OP Units outstanding as of June 30, 2021 and 2020, respectively, which represented 10.3% and 15.4% of our outstanding stock at June 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2021	2020	Amount	Percent
Interest income	$196,292	$171,606	$24,686	14%
Interest expense	88,562	91,284	(2,722)	(3)%
Net interest income	107,730	80,322	27,408	34%
Other revenue:
Gain on sales, including fee-based services, net	69,768	40,671	29,097	72%
Mortgage servicing rights	63,235	54,351	8,884	16%
Servicing revenue, net	30,850	26,809	4,041	15%
Property operating income	—	2,943	(2,943)	nm
Loss on derivative instruments, net	(5,828)	(58,099)	52,271	(90)%
Other income, net	1,943	2,351	(408)	(17)%
Total other revenue	159,968	69,026	90,942	132%
Other expenses:
Employee compensation and benefits	86,674	68,690	17,984	26%
Selling and administrative	21,947	19,658	2,289	12%
Property operating expenses	272	3,478	(3,206)	(92)%
Depreciation and amortization	3,543	3,908	(365)	(9)%
Provision for loss sharing (net of recoveries)	2,201	23,932	(21,731)	(91)%
Provision for credit losses (net of recoveries)	(8,890)	67,096	(75,986)	nm
Total other expenses	105,747	186,762	(81,015)	(43)%
Income (loss) before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	161,951	(37,414)	199,365	nm
Loss on extinguishment of debt	(1,370)	(3,546)	2,176	(61)%
Gain on sale of real estate	1,228	—	1,228	nm
Income from equity affiliates	27,010	24,401	2,609	11%
(Provision for) benefit from income taxes	(23,451)	2,293	(25,744)	nm
Net income (loss)	165,368	(14,266)	179,634	nm
Preferred stock dividends	8,303	3,777	4,526	120%
Net income (loss) attributable to noncontrolling interest	18,459	(2,824)	21,283	nm
Net income (loss) attributable to common stockholders	$138,606	$(15,219)	$153,825	nm

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$5,814,922	$159,979	5.55%	$4,222,173	$128,022	6.10%
Preferred equity investments	224,869	11,190	10.03%	203,987	11,555	11.39%
Mezzanine / junior participation loans	184,911	7,592	8.28%	177,219	8,208	9.31%
Other	28,817	653	4.57%	92,983	2,999	6.49%
Core interest-earning assets	6,253,519	179,414	5.79%	4,696,362	150,784	6.46%
Cash equivalents	332,572	294	0.18%	408,153	1,988	0.98%
Total interest-earning assets	$6,586,091	$179,708	5.50%	$5,104,515	$152,772	6.02%

Structured Business interest-bearing liabilities:

CLO	$2,793,960	$25,695	1.85%	$2,392,239	$32,438	2.73%
Warehouse lines	1,604,360	22,875	2.88%	994,085	18,737	3.79%
Unsecured debt	1,007,855	30,012	6.00%	804,862	23,993	5.99%
Trust preferred	154,336	2,390	3.12%	154,336	3,385	4.41%
Debt fund	—	—	—%	45,000	1,585	7.08%
Total interest-bearing liabilities	$5,560,511	80,972	2.94%	$4,390,522	80,138	3.67%
Net interest income		$98,736			$72,634
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was due to a $26.9 million increase from our Structured Business, partially offset by a $2.3 million decrease from our Agency Business. The increase from our Structured Business was primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, a decrease in the average LIBOR and lower fees on early runoff. The decrease from our Agency Business was primarily due to a decrease in the average loans held-for-sale as a result of loan sales exceeding originations, partially offset by an increase in the 10-year treasury note rate.

The decrease in interest expense was primarily due to a $3.6 million decrease from our Agency Business, primarily due to a lower average balance of our interest-bearing liabilities, due to a decrease in the average loans held-for-sale and the utilization of paydown features in certain credit facilities, and a lower average cost of our interest-bearing liabilities from decreases in LIBOR.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due a 52% increase in the sales margin from 1.38% to 2.10% as a result of higher margins on Private Label loan sales and a 13% increase ($374.1 million) in loan sales volume.

The increase in income from MSRs was primarily due to an 8% increase in the MSR rate from 2.20% to 2.38%. The increase in the MSR rate was primarily due to a larger mix of Fannie Mae loan commitments, which carry a higher servicing fee, in 2021, as compared to 2020.

The increase in servicing revenue, net was primarily due to the growth in our servicing portfolio.

Other Revenue

The losses on derivative instruments in both 2021 and 2020 were primarily from our Agency Business and were predominantly from losses recognized on our Swap Futures held in connection with our Private Label loans.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increases in headcount and incentive compensation as a result of the portfolio growth in both business segments, as well as commissions in our Agency Business in connection with higher loan sales volume and sales margins.

The increase in selling and administrative expenses was primarily due to an increase in legal costs in our Structured Business and higher rent expense in both business segments.

The decreases in both provision for credit losses and provision for loss sharing were primarily due to the reversal of CECL reserves in our Structured Business and lower CECL reserves in our Agency Business, both in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in both periods was deferred financing fees recognized in connection with the unwind of CLOs, along with a loss recognized in connection with the unwind of the Debt Fund in 2020.

Gain on Sale of Real Estate

The gain recorded in 2021 was from the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $27.3 million and $23.8 million, respectively. The income from this investment was driven by the strength in the residential housing market during COVID-19.

(Provision for) Benefit from Income Taxes

In the six months ended June 30, 2021, we recorded a tax provision of $23.5 million, which consisted of current and deferred tax provisions of $19.0 million and $4.5 million, respectively. In the six months ended June 30, 2020, we recorded a tax benefit of $2.3 million, which consisted of a deferred tax benefit of $9.0 million and a current tax provision of $6.7 million.

Preferred Stock Dividends

The increase in preferred stock dividends was due primarily to the recognition of $3.5 million of previously deferred issuance costs in connection with the redemption of our Series A, B and C preferred stock in June 2021 and the issuance in May 2021 of our Series D preferred stock, which included a significantly larger number of shares.

Net Income (Loss) Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,352,233 OP Units and 20,369,265 OP Units outstanding as of June 30, 2021 and 2020, respectively, which represented 10.3% and 15.4% of our outstanding stock at June 30, 2021 and 2020, respectively.

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

We had approximately $6.41 billion in total structured debt outstanding at June 30, 2021. Of this total, approximately $4.78 billion, or 75%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $1.63 billion of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, given the current market environment, we believe that the extension terms could be less favorable than the terms of our current facilities.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $400 million in cash and available liquidity as well as other liquidity sources, including our $26.04 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $119.0 million a year in recurring cash flow.

At June 30, 2021, we had $69.1 million of securities financed with $34.6 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $727.6 million during the six months ended June 30, 2021 and consisted primarily of net cash inflows of $582.5 million as a result of loan sales exceeding loan originations in our Agency Business and net income of $165.4 million.

Cash flows used in investing activities totaled $2.01 billion during the six months ended June 30, 2021. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $2.81 billion, net of payoffs and paydowns of $773.2 million, resulted in net cash outflows of $2.04 billion.

Cash flows provided by financing activities totaled $1.21 billion during the six months ended June 30, 2021 and consisted primarily of net proceeds of $973.7 million from CLO activity, $725.5 million of proceeds from the issuance of common and preferred stock and senior unsecured notes, partially offset by net cash outflows of $217.3 million from debt facility activities (financed loan originations were greater than facility paydowns), $107.3 million of distributions to our stockholders and OP Unit holders and $89.3 million for the redemption of preferred stock.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of June 30, 2021. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $14.6 million of cash collateral. See Note 13 for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 11.

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	June 30, 2021
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit facilities and repurchase agreements	$3,751,568	$1,627,398	$2,124,170	2021 - 2024
Collateralized loan obligations (3)	3,506,080	3,506,080	—	2021 - 2026
Senior unsecured notes	845,750	845,750	—	2023 - 2027
Convertible senior unsecured notes	278,300	278,300	—	2021 - 2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	8,536,034	6,411,864	2,124,170

Agency Business
Credit facilities and repurchase agreements (4)	1,801,269	394,014	1,407,255	2021 - 2022
Consolidated total	$10,337,303	$6,805,878	$3,531,425
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2021.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size and frequency of our securitizations impact the balances of these borrowings and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings (in thousands):

	Quarterly		Maximum
	Average	End of Period	UPB at Any
Quarter Ended	UPB	UPB	Month-End

June 30, 2021	$2,327,114	$2,021,412	$2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160
December 31, 2020	1,939,759	2,238,722	2,238,722
September 30, 2020	1,406,219	1,454,419	1,454,419
June 30, 2020	1,692,940	1,240,910	2,033,312

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At June 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations. During the six months ended June 30, 2021, the following significant changes were made to our contractual obligations disclosed in our 2020 Annual Report: (1) closed CLO XV issuing $674.4 million of investment grade notes (2) closed CLO XIV issuing $655.5 million of investment grade notes; (3) unwound CLO IX redeeming $356.2 million of outstanding notes; (4) issued $175.0 million of 5.00% senior unsecured notes; and (5) entered into new and modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments as of June 30, 2021.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2020 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2021, there were no material changes to these policies.

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

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, the tax impact on cumulative gains/losses on derivative instruments associated with Private Label loans sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below) and amortization of the convertible senior notes conversion option. We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss) attributable to common stockholders	$69,126	$44,091	$138,606	$(15,219)
Adjustments:
Net income (loss) attributable to noncontrolling interest	8,717	8,110	18,459	(2,824)
Income from mortgage servicing rights	(26,299)	(32,417)	(63,235)	(54,351)
Deferred tax (benefit) provision	(50)	10,879	4,436	(9,025)
Amortization and write-offs of MSRs	20,299	15,542	38,331	33,283
Depreciation and amortization	2,733	2,906	5,432	5,863
Loss on extinguishment of debt	—	1,592	1,370	3,546
Provision for credit losses, net	(8,065)	14,602	(8,343)	90,281
(Gain) loss on derivative instruments, net	(3,230)	(7,371)	(9)	43,360
Stock-based compensation	2,044	1,915	5,375	5,432
Loss on redemption of preferred stock	3,479	—	3,479	—
Distributable earnings (1)	$68,754	$59,849	$143,901	$100,346
Diluted distributable earnings per share (1)	$0.45	$0.45	$0.97	$0.77
Diluted weighted average shares outstanding (1)	153,616,591	131,882,398	148,818,030	131,166,018
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2020 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2020. The following table projects the potential impact on interest for a 12-month period, assuming an instantaneous increase or decrease of 10 basis points and an increase of 25 basis points in LIBOR (in thousands). Because LIBOR rates were close to zero at June 30, 2021, we have excluded the impact of a 25 basis point decrease in LIBOR.

	Assets (Liabilities)	10 Basis	10 Basis	25 Basis
	Subject to Interest	Point	Point	Point
	Rate Sensitivity (1)	Increase	Decrease	Increase

Interest income from loans and investments	$7,385,929	$676	$(304)	$3,623
Interest expense from debt obligations	(6,411,864)	4,382	(4,338)	11,490
Net interest income		(3,706)	4,034	(7,867)
Interest from cash, restricted cash and escrows (2)	1,997,758	1,998	(1,998)	4,994
Net change to interest		$(1,708)	$2,036	$(2,873)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	The interest rates on these balances are not indexed to LIBOR, they are negotiated periodically with each corresponding bank based on certain benchmark rates.

Based on our structured loans and investments and corresponding debt as of June 30, 2021, increases in LIBOR of 0.10% and 0.25% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of June 30, 2021, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We enter into Swap Futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our Swap Futures are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans until the time they are securitized and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our Swap Futures held at June 30, 2021 would have resulted in a gain of $4.4 million and $8.6 million, respectively, in the six months ended June 30, 2021, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $4.5 million and $9.1 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.2 million as of June 30, 2021, while a 100 basis point decrease would increase the fair value by $17.1 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 13.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2020 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. **

3.2	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ***

3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock. ****

3.5

Articles Supplementary reclassifying and designating the authorized shares of 8.25% Series A Cumulative

Redeemable Preferred Stock, 7.75% Series B Cumulative Redeemable Preferred Stock and 8.50% Series C

Cumulative Redeemable Preferred Stock as additional shares of undesignated preferred stock of Arbor Realty Trust,

Inc. *****

4.1	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee. ******

4.2	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.1).

4.3	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate. *******

10.1	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.

10.2	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association

10.3

Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto. ********

10.4

Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25,

2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and

Arbor Realty Trust, Inc. *********

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2021, filed on July 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

*    Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.

** Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*** Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.

**** Incorporated by reference to Exhibit 3.7 on Form 8-A filed June 2, 2021.

***** Incorporated by reference to Exhibit 3.1 on Form 8-K filed June 28, 2021.

****** Incorporated by reference to Exhibit 4.1 on Form 8-K filed May 4, 2021.

******* Incorporated by reference to Exhibit 4.1 on Form 8-A, filed June 2, 2021.

******** Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 4, 2021.

********* Incorporated by reference to Exhibit 10.2 on Form S-4 (No. 333-257494) filed June 28, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: July 30, 2021	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: July 30, 2021	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer