Form 10-Q
period 2021-09-30
ARBOR REALTY TRUST INC
filed 2021-10-29
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)

(Registrant’s telephone number, including area code): (516) 506-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABR	New York Stock Exchange
Preferred Stock, 6.375% Series D Cumulative Redeemable, par value $0.01 per share	ABR-PD	New York Stock Exchange
Preferred Stock, 6.25% Series E Cumulative Redeemable, par value $0.01 per share	ABR-PE	New York Stock Exchange
Preferred Stock, 6.25% Series F Fixed-to- Floating Rate Cumulative Redeemable, par value $0.01 per share	ABR-PF	New York Stock Exchange

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

Issuer has 143,006,659 shares of common stock outstanding at October 22, 2021.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and cash equivalents	$380,730	$339,528
Restricted cash	569,928	197,470
Loans and investments, net (allowance for credit losses: $131,534 and $148,329, respectively)	8,993,790	5,285,868
Loans held-for-sale, net	1,274,234	986,919
Capitalized mortgage servicing rights, net	417,283	379,974
Securities held-to-maturity, net (allowance for credit losses: $1,761 and $1,644, respectively)	112,735	95,524
Investments in equity affiliates	91,846	74,274
Due from related party	12,664	12,449
Goodwill and other intangible assets	101,933	105,451
Other assets	214,441	183,529
Total assets	$12,169,584	$7,660,986

Liabilities and Equity:
Credit and repurchase facilities	$3,399,711	$2,234,883
Collateralized loan obligations	4,715,804	2,517,309
Senior unsecured notes	1,102,578	662,843
Convertible senior unsecured notes, net	258,001	267,973
Junior subordinated notes to subsidiary trust issuing preferred securities	142,192	141,656
Due to related party	4,384	2,365
Due to borrowers	93,544	89,325
Allowance for loss-sharing obligations	62,828	64,303
Other liabilities	255,135	197,644
Total liabilities	10,034,177	6,178,301

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period, respectively:
Special voting preferred shares, 16,325,095 and 17,560,633 shares
8.25% Series A, 0 and 1,551,500 shares
7.75% Series B, 0 and 1,260,000 shares
8.50% Series C, 0 and 900,000 shares
6.375% Series D, 9,200,000 and 0 shares
6.25% Series E, 5,750,000 and 0 shares	361,635	89,472
Common stock, $0.01 par value: 500,000,000 shares authorized - 143,007,036 and 123,181,173 shares issued and outstanding, respectively	1,430	1,232
Additional paid-in capital	1,635,134	1,317,109
Retained earnings (accumulated deficit)	10,674	(63,442)
Total Arbor Realty Trust, Inc. stockholders' equity	2,008,873	1,344,371
Noncontrolling interest	126,534	138,314
Total equity	2,135,407	1,482,685
Total liabilities and equity	$12,169,584	$7,660,986

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of September 30, 2021 and December 31, 2020, assets of our consolidated VIEs totaled $5,706,553 and $3,134,447, respectively, and the liabilities of our consolidated VIEs totaled $4,721,526 and $2,520,064, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$125,480	$81,701	$321,772	$253,307
Interest expense	55,560	37,888	144,122	129,172
Net interest income	69,920	43,813	177,650	124,135
Other revenue:
Gain on sales, including fee-based services, net	16,334	19,895	86,102	60,566
Mortgage servicing rights	32,453	42,357	95,688	96,708
Servicing revenue, net	20,088	13,348	50,939	40,156
Property operating income	—	1,033	—	3,976
Loss on derivative instruments, net	(1,492)	(753)	(7,320)	(58,852)
Other income, net	2,195	1,050	4,140	3,404
Total other revenue	69,578	76,930	229,549	145,958
Other expenses:
Employee compensation and benefits	41,973	32,962	128,647	101,652
Selling and administrative	11,757	9,356	33,707	29,013
Property operating expenses	149	1,300	421	4,778
Depreciation and amortization	1,807	1,922	5,349	5,830
Provision for loss sharing (net of recoveries)	(3,272)	(2,227)	(1,070)	21,706
Provision for credit losses (net of recoveries)	(3,799)	(7,586)	(12,689)	59,510
Total other expenses	48,615	35,727	154,365	222,489
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	90,883	85,016	252,834	47,604
Loss on extinguishment of debt	—	—	(1,370)	(3,546)
(Loss) gain on sale of real estate	—	(1,868)	1,228	(1,868)
Income from equity affiliates	5,086	32,358	32,095	56,758
Provision for income taxes	(9,905)	(17,785)	(33,356)	(15,493)
Net income	86,064	97,721	251,431	83,455
Preferred stock dividends	4,913	1,888	13,216	5,665
Net income attributable to noncontrolling interest	8,347	13,836	26,806	11,012
Net income attributable to common stockholders	$72,804	$81,997	$211,409	$66,778

Basic earnings per common share	$0.51	$0.72	$1.57	$0.60
Diluted earnings per common share	$0.51	$0.72	$1.56	$0.59

Weighted average shares outstanding:
Basic	142,624,300	113,766,446	134,437,663	111,775,436
Diluted	160,270,905	133,997,087	152,691,461	132,401,315

Dividends declared per common share	$0.35	$0.31	$1.02	$0.91

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended September 30, 2021
						Retained	Total Arbor
	Preferred	Preferred	Common	Common	Additional	Earnings	Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	(Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Deficit)	Equity	Interest	Total Equity
Balance – July 1, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767
Issuance of common stock	—	—	800,000	8	14,596	—	14,604	—	14,604
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of 6.25% Series E preferred stock	5,750,000	139,008	—	—	—	—	139,008	—	139,008
Redemption of preferred stock	—	—	—	—	—	—	—	—	—
Stock-based compensation, net	—	—	81,968	1	(356)	—	(355)	—	(355)
Distributions - common stock	—	—	—	—	—	(50,043)	(50,043)	—	(50,043)
Distributions - preferred stock	—	—	—	—	—	(4,916)	(4,916)	—	(4,916)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,722)	(5,722)
Distributions - noncontrolling interest	(27,138)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	77,717	77,717	8,347	86,064
Balance – September 30, 2021	31,275,095	$361,635	143,007,036	$1,430	$1,635,134	$10,674	$2,008,873	$126,534	$2,135,407

Nine Months Ended September 30, 2021
Balance - January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	20,222,879	202	342,416	—	342,618	—	342,618
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of 6.375% Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Issuance of 6.25% Series E preferred stock	5,750,000	139,008	—	—	—	—	139,008	—	139,008
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	(3,492)	(92,788)	—	(92,788)
Stock-based compensation, net	—	—	616,524	6	(941)	—	(935)	—	(935)
Distributions - common stock	—	—	—	—	—	(137,282)	(137,282)	—	(137,282)
Distributions - preferred stock	—	—	—	—	—	(9,735)	(9,735)	—	(9,735)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(17,488)	(17,488)
Redemption of operating partnership units	(1,235,538)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	224,625	224,625	26,806	251,431
Balance – September 30, 2021	31,275,095	$361,635	143,007,036	$1,430	$1,635,134	$10,674	$2,008,873	$126,534	$2,135,407

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended September 30, 2020
							Total Arbor
				Common			Realty Trust, Inc.
	Preferred	Preferred	Common	Stock Par	Additional Paid-	Accumulated	Stockholders'	Noncontrolling
	Stock Shares	Stock Value	Stock Shares	Value	in Capital	Deficit	Equity	Interest	Total Equity
Balance - July 1, 2020	24,080,765	$89,500	112,211,461	$1,122	$1,182,449	$(167,165)	$1,105,906	$151,870	$1,257,776
Issuance of common stock	—	—	3,579,266	36	40,506	—	40,542	—	40,542
Stock-based compensation, net	—	—	139,624	1	(10)	—	(9)	—	(9)
Distributions - common stock	—	—	—	—	—	(35,371)	(35,371)	—	(35,371)
Distributions - preferred stock	—	—	—	—	—	(1,888)	(1,888)	—	(1,888)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,880)	(5,880)
Redemption of operating partnership units	(2,736,894)	(28)	—	—	—	—	(28)	(29,627)	(29,655)
Net income	—	—	—	—	—	83,885	83,885	13,836	97,721
Balance – September 30, 2020	21,343,871	$89,472	115,930,351	$1,159	$1,222,945	$(120,539)	$1,193,037	$130,199	$1,323,236

Nine Months Ended September 30, 2020
Balance – January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(60,920)	$1,184,610	$171,417	$1,356,027
Cummulative-effect adjustment (adoption of credit loss standard)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance – January 1, 2020 (as adjusted for adoption of credit loss standard)	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	6,887,274	69	78,481	—	78,550	—	78,550
Repurchase of common stock	—	—	(1,625,777)	(16)	(12,745)	—	(12,761)	—	(12,761)
Issuance of common stock from convertible debt	—	—	363,013	3	90	—	93	—	93
Stock-based compensation, net	—	—	599,627	6	3,786	—	3,792	—	3,792
Distributions - common stock	—	—	—	—	—	(102,283)	(102,283)	—	(102,283)
Distributions - preferred stock	—	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(18,102)	(18,102)
Redemption of operating partnership units	(2,851,723)	(29)	—	—	(1,599)	—	(1,628)	(29,627)	(31,255)
Net income	—	—	—	—	—	72,443	72,443	11,012	83,455
Balance –September 30, 2020	21,343,871	$89,472	115,930,351	$1,159	$1,222,945	$(120,539)	$1,193,037	$130,199	$1,323,236

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$251,431	$83,455
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,349	5,830
Stock-based compensation	7,986	7,286
Amortization and accretion of interest and fees, net	119	3,172
Amortization of capitalized mortgage servicing rights	43,744	36,129
Originations of loans held-for-sale	(4,558,811)	(3,940,322)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,330,959	4,169,411
Loss on sale of real estate	—	1,868
Mortgage servicing rights	(95,688)	(96,708)
Write-off of capitalized mortgage servicing rights from payoffs	18,344	12,610
Provision for loss sharing (net of recoveries)	(1,070)	21,706
Provision for credit losses (net of recoveries)	(12,689)	59,510
Net recoveries (charge-offs) for loss sharing obligations	(411)	399
Deferred tax provision (benefit)	10,692	(5,172)
Income from equity affiliates	(32,095)	(56,758)
Distributions from equity affiliates	25,450	16,333
Loss on extinguishment of debt	1,370	3,546
Payoffs and paydowns of loans held-for-sale	2,375	117
Changes in operating assets and liabilities	2,543	(18,711)
Net cash (used in) provided by operating activities	(402)	303,701

Investing Activities:
Loans and investments funded, originated and purchased, net	(5,174,313)	(1,425,051)
Payoffs and paydowns of loans and investments	1,345,559	674,929
Proceeds from sale of loans and investments	110,000	—
Deferred fees	41,475	10,338
Contributions to equity affiliates	(38,604)	(98)
Distributions from equity affiliates	27,675	—
Purchase of securities held-to-maturity, net	(23,747)	(37,927)
Payoffs and paydowns of securities held-to-maturity	9,760	8,914
Due to borrowers and reserves	(53,929)	(50,168)
Investments in real estate, net	—	(131)
Proceeds from sale of real estate, net	—	7,499
Net cash used in investing activities	(3,756,124)	(811,695)

Financing activities:
Proceeds from credit and repurchase facilities	10,494,663	7,565,743
Paydowns and payoffs of credit and repurchase facilities	(9,328,154)	(7,792,471)
Proceeds from issuance of collateralized loan obligations	2,567,387	668,000
Payoffs and paydowns of collateralized loan obligations	(356,150)	(282,874)
Payoffs and paydowns of debt fund	—	(70,000)
Proceeds from issuance of common stock	342,618	78,550
Proceeds from issuance of preferred stock	361,471	—
Settlements of convertible senior unsecured notes	(14,300)	(22,145)
Proceeds from issuance of senior unsecured notes	445,000	345,750
Redemption of preferred stock	(92,788)	—
Redemption of operating partnership units	(21,110)	(31,255)
Payments of withholding taxes on net settlement of vested stock	(8,921)	(3,494)
Repurchase of common stock	(23,460)	(12,761)
Distributions to stockholders	(161,404)	(126,058)
Payment of deferred financing costs	(34,666)	(17,086)
Net cash provided by financing activities	4,170,186	299,899
Net increase (decrease) in cash, cash equivalents and restricted cash	413,660	(208,095)
Cash, cash equivalents and restricted cash at beginning of period	536,998	510,562
Cash, cash equivalents and restricted cash at end of period	$950,658	$302,467

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$339,528	$299,687
Restricted cash at beginning of period	197,470	210,875
Cash, cash equivalents and restricted cash at beginning of period	$536,998	$510,562

Cash and cash equivalents at end of period	$380,730	$192,204
Restricted cash at end of period	569,928	110,263
Cash, cash equivalents and restricted cash at end of period	$950,658	$302,467

Supplemental cash flow information:
Cash used to pay interest	$119,978	$108,573
Cash used to pay taxes	37,436	22,810

Supplemental schedule of non-cash investing and financing activities:
Loans transferred from loans and investment, net to loans held-for-sale	$65,204	$—
Distributions accrued on preferred stock	3,732	629
Cummulative-effect adjustment (for adoption of credit loss standard)	—	28,607
Settlements of convertible senior unsecured notes	—	4,778
Fair value of conversion feature of convertible senior unsecured notes	—	185
Issuance of common stock from convertible debt	—	93

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Beginning early 2020, there has been a global outbreak of COVID-19, which had forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

	First quarter of 2021	The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance reduces the number of accounting models for convertible debt instruments. Upon adoption of this guidance, convertible debt proceeds will no longer be allocated between debt and equity components, reducing the unamortized debt discount and lowering interest expense. This guidance also changes the method used to calculate diluted earnings per share when an instrument may be settled in cash or shares, if the effect is dilutive.

First quarter of 2022 with early adoption permitted beginning in the first quarter of 2021

We continue to evaluate the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures. We expect to adopt this guidance on January 1, 2022. Upon adoption, we will reclassify the remaining equity component from equity to our convertible senior unsecured notes liability and cease the amortization of the debt discount through interest expense. The adoption of this guidance will also require us to change the method which we use to calculate diluted earnings per share to the if-converted method, potentially requiring us to add back interest expense to the numerator and make certain adjustments to the denominator.

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2020 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2020.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	September 30, 2021	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$8,696,486	95%	423	4.45%	20.7	0%	76%
Mezzanine loans	256,413	3%	38	6.83%	53.5	30%	82%
Preferred equity investments	186,705	2%	13	6.62%	35.2	59%	89%
Other loans (5)	29,403	<1%	2	4.63%	51.1	0%	69%
	9,169,007	100%	476	4.56%	22.0	2%	76%
Allowance for credit losses	(131,534)
Unearned revenue	(43,683)
Loans and investments, net	$8,993,790

	December 31, 2020
Bridge loans (4)	$5,022,509	92%	263	5.09%	16.2	0%	76%
Mezzanine loans	159,242	3%	29	7.40%	45.0	32%	82%
Preferred equity investments	224,928	4%	14	7.07%	49.8	64%	89%
Other loans (5)	68,403	1%	22	4.95%	74.8	0%	69%
	5,475,082	100%	328	5.23%	19.2	4%	77%
Allowance for credit losses	(148,329)
Unearned revenue	(40,885)
Loans and investments, net	$5,285,868
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	As of September 30, 2021 and December 31, 2020, bridge loans included 86 and 38, respectively, SFR loans with an aggregate UPB of $614.3 million and $309.2 million, respectively, of which $277.3 million and $88.1 million, respectively, was funded.
(5)	As of September 30, 2021, other loans included 2 variable rate SFR permanent loans and as of December 31, 2020, other loans included 22 SFR permanent loans.

During the first quarter of 2021, the Structured Business transferred 21 fixed rate SFR permanent loans with a UPB of $65.2 million to the Agency Business, which represented all fixed rate SFR permanent loans originated prior to such transfer. Fixed rate SFR permanent loans are reported through the Agency Business beginning in 2021 and classified as held-for-sale. See Note 4 for further details.

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2021, the UPB related to 32 loans with five different borrowers represented 11% of total assets. At December 31, 2020, the UPB related to 22 loans with five different borrowers represented 12% of total assets. During both the nine months ended September 30, 2021 and the year ended December 31, 2020, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of September 30, 2021 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2021	2020	2019	2018	2017	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$3,167,965	$350,623	$185,265	$—	$20,300	$276	$3,724,429
Pass/Watch	1,458,271	1,077,411	256,877	127,255	32,500	28,800	2,981,114
Special Mention	180,723	415,519	617,506	63,233	—	350	1,277,331
Substandard	—	14,340	89,330	11,400	31,117	8,250	154,437
Doubtful	—	—	—	—	17,700	—	17,700
Total Multifamily	$4,806,959	$1,857,893	$1,148,978	$201,888	$101,617	$37,676	$8,155,011	2%	76%
Single-Family Rental:						Percentage of portfolio	89%
Pass	$30,777	$3,165	$44,181	$—	$—	$—	$78,123
Pass/Watch	169,677	26,813	—	—	—	—	196,490
Special Mention	3,340	28,722	—	—	—	—	32,062
Total Single-Family Rental	$203,794	$58,700	$44,181	$—	$—	$—	$306,675	0%	63%
Land:						Percentage of portfolio	3%
Special Mention	$—	$8,100	$—	$—	$—	$—	$8,100
Substandard	—	71,018	19,524	—	19,975	127,928	238,445
Total Land	$—	$79,118	$19,524	$—	$19,975	$127,928	$246,545	0%	95%
Healthcare:						Percentage of portfolio	3%
Pass/Watch	$—	$—	$—	$26,850	$—	$—	$26,850
Special Mention	—	—	65,819	14,650	39,650	—	120,119
Total Healthcare	$—	$—	$65,819	$41,500	$39,650	$—	$146,969	0%	79%
Office:						Percentage of portfolio	2%
Special Mention	$—	$35,410	$—	$42,799	$43,151	$2,096	$123,456
Doubtful	—	—	—	—	—	880	880
Total Office	$—	$35,410	$—	$42,799	$43,151	$2,976	$124,336	0%	83%
Student Housing:						Percentage of portfolio	1%
Pass	$25,700	$—	$—	$—	$—	$—	$25,700
Special Mention	—	—	31,100	—	—	—	31,100
Substandard	—	23,500	—	13,000	—	—	36,500
Total Student Housing	$25,700	$23,500	$31,100	$13,000	$—	$—	$93,300	19%	71%
Hotel:						Percentage of portfolio	1%
Pass/Watch	$—	$5,846	$—	$—	$—	$—	$5,846
Special Mention	—	—	41,000	—	—	—	41,000
Total Hotel	$—	$5,846	$41,000	$—	$—	$—	$46,846	0%	75%
Retail:						Percentage of portfolio	1%
Pass	$—	$—	$4,000	$—	$—	$—	$4,000
Special Mention	—	—	—	26,600	—	—	26,600
Substandard	—	—	—	—	—	3,445	3,445
Total Retail	$—	$—	$4,000	$26,600	$—	$3,445	$34,045	9%	72%
Other:						Percentage of portfolio	< 1%
Pass/Watch	$—	$—	$—	$—	$13,580	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$13,580	$1,700	$15,280	7%	51%
						Percentage of portfolio	< 1%

Grand Total	$5,036,453	$2,060,467	$1,354,602	$325,787	$217,973	$173,725	$9,169,007	2%	76%

Geographic Concentration Risk

As of September 30, 2021, 18% and 15% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas and New York, respectively. As of December 31, 2020, 19% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2021
	Land	Multifamily	Retail	Office	Student Housing	Hotel	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$78,057	$30,160	$13,819	$7,822	$2,365	$225	$3,866	$2,133	$138,447
Provision for credit losses (net of recoveries)	(45)	(2,093)	—	(95)	(542)	(209)	(3,851)	(78)	(6,913)
Ending balance	$78,012	$28,067	$13,819	$7,727	$1,823	$16	$15	$2,055	$131,534

	Three Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance	$78,094	$34,606	$13,981	$8,532	$4,110	$7,672	$3,930	$1,886	$152,811
Provision for credit losses (net of recoveries)	(84)	103	(40)	(6,589)	675	(133)	(21)	23	(6,066)
Ending balance	$78,010	$34,709	$13,941	$1,943	$4,785	$7,539	$3,909	$1,909	$146,745

	Nine Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$13,861	$1,846	$4,078	$7,759	$3,880	$2,287	$148,329
Provision for credit losses (net of recoveries)	(138)	(8,401)	(42)	5,881	(2,255)	(7,743)	(3,865)	(232)	(16,795)
Ending balance	$78,012	$28,067	$13,819	$7,727	$1,823	$16	$15	$2,055	$131,534

	Nine Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$—	$1,500	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	335	287	68	29	64	112	17,294
Provision for credit losses (net of recoveries)	10,064	18,387	13,606	156	4,717	7,510	3,845	97	58,382
Ending balance	$78,010	$34,709	$13,941	$1,943	$4,785	$7,539	$3,909	$1,909	$146,745

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

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of September 30, 2021 and December 31, 2020, we had outstanding unfunded commitments of $638.1 million and $353.8 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

As of September 30, 2021 and December 31, 2020, accrued interest receivable related to our loans totaling $59.7 million and $41.6 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

	September 30, 2021
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,868	0%	99%
Retail	30,045	29,348	13,818	10%	77%
Office	2,096	2,096	1,500	0%	64%
Commercial	1,700	1,700	1,700	63%	63%
Total	$168,056	$161,012	$94,886	2%	94%

	December 31, 2020
Land	$134,215	$127,829	$77,869	0%	99%
Hotel	110,000	89,613	7,500	0%	94%
Retail	30,079	28,957	13,851	10%	75%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,166	2,166	1,500	0%	71%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,785	$254,938	$106,265	1%	94%
(1)	Represents the UPB of eight and ten impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2021 and December 31, 2020, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of September 30, 2021 and December 31, 2020.

At September 30, 2021, six loans with an aggregate net carrying value of $53.0 million, net of related loan loss reserves of $2.6 million, were classified as non-performing and, at December 31, 2020, seven loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2021			December 31, 2020
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$36,500	$—	$36,500	$36,500	$—	$36,500
Multifamily	17,700	—	17,700	17,700	—	17,700
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	920	—	920
Office	880	—	880	880	—	880
Healthcare	—	—	—	4,625	—	4,625
Total	$57,700	$—	$57,700	$62,325	$—	$62,325

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

In addition, we have six loans with a carrying value totaling $121.4 million at September 30, 2021, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2021 and December 31, 2020, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both September 30, 2021 and December 31, 2020, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and nine months ended September 30, 2021 and 2020, interest income recognized on nonaccrual loans was de minimis.

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

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which was collateralized by a hotel property and scheduled to mature in December 2022. In the first quarter of 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In August 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The $20.1 million discount was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In January 2021, we entered into a second forbearance agreement which temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which was deferred to payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing's and/or extensions during the nine months ended September 30, 2021 and 2020 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At September 30, 2021 and December 31, 2020, we had total interest reserves of $89.2 million and $78.3 million, respectively, on 297 loans and 186 loans, respectively, with an aggregate UPB of $5.27 billion and $3.60 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Private Label	$761,098	$56,186
Fannie Mae	279,981	679,342
Freddie Mac	108,589	180,004
FHA	70,113	53,063
SFR - Fixed Rate	39,506	—
	1,259,287	968,595
Fair value of future MSR	19,151	21,600
Unearned discount	(4,204)	(3,276)
Loans held-for-sale, net	$1,274,234	$986,919

During the three and nine months ended September 30, 2021, we sold $1.01 billion and $4.33 billion, respectively, of loans held-for-sale and recorded gain on sales, including fees, of $16.3 million and $86.1 million, respectively. During the three and nine months ended September 30, 2020, we sold $1.22 billion and $4.17 billion, respectively, of loans held-for-sale and recorded gain on sales, including fees, of $19.9 million and $60.6 million, respectively.

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

At September 30, 2021 and December 31, 2020, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Subsequent Event. In October 2021, we closed a Private Label securitization totaling $535.0 million, of which we retained the most subordinate class of certificates totaling $47.5 million.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of our MSRs throughout the periods presented for all MSRs were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.5 years and 8.6 years at September 30, 2021 and December 31, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$383,063	$35,590	$418,653	$336,466	$43,508	$379,974
Additions	22,387	—	22,387	99,397	—	99,397
Amortization	(12,345)	(2,527)	(14,872)	(35,221)	(8,523)	(43,744)
Write-downs and payoffs	(7,420)	(1,465)	(8,885)	(14,957)	(3,387)	(18,344)
Ending balance	$385,685	$31,598	$417,283	$385,685	$31,598	$417,283

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Beginning balance	$260,452	$52,836	$313,288	$221,901	$64,519	$286,420
Additions	37,403	—	37,403	97,554	—	97,554
Amortization	(8,811)	(3,605)	(12,416)	(24,425)	(11,704)	(36,129)
Write-downs and payoffs	(2,081)	(959)	(3,040)	(8,067)	(4,543)	(12,610)
Ending balance	$286,963	$48,272	$335,235	$286,963	$48,272	$335,235

We collected prepayment fees totaling $11.2 million and $18.1 million during the three and nine months ended September 30, 2021, respectively, and $2.0 million and $10.1 million during the three and nine months ended September 30, 2020, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of September 30, 2021 and December 31, 2020, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of September 30, 2021 is as follows (in thousands):

Year	Amortization
2021 (three months ending 12/31/2021)	$14,991
2022	57,963
2023	54,522
2024	51,072
2025	48,251
2026	44,235
Thereafter	146,249
Total	$417,283

Actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2021
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$19,271,527	74%	Texas	14%
Freddie Mac	4,726,587	18%	New York	10%
Private Label	1,176,391	4%	North Carolina	9%
FHA	933,519	4%	California	9%
SFR - Fixed Rate	104,094	<1%	Georgia	6%
Total	$26,212,118	100%	Florida	6%
			New Jersey	5%
			Other (2)	41%
			Total	100%

December 31, 2020
Fannie Mae	$18,268,268	74%	Texas	16%
Freddie Mac	4,881,080	20%	New York	9%
FHA	752,116	3%	North Carolina	9%
Private Label	726,992	3%	California	9%
Total	$24,628,456	100%	Florida	7%
			Georgia	6%
			New Jersey	4%
			Other (2)	40%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At September 30, 2021 and December 31, 2020, our weighted average servicing fee was 45.7 basis points and 45.4 basis points, respectively. At September 30, 2021 and December 31, 2020, we held total escrow balances of $1.78 billion and $1.29 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $767.2 million and $867.6 million at September 30, 2021 and December 31, 2020, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.0 million and $3.2 million during the three and nine months ended September 30, 2021, respectively, and $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. As of September 30, 2021, we retained APL certificates with an initial face value of $101.9 million, which were purchased at a discount for $61.7 million. These certificates are collateralized by 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 4.51% and have an estimated weighted average remaining maturity of 8.6 years. The weighted average effective interest rate was 9.65% and 10.15% at September 30, 2021 and December 31, 2020, respectively, and the full $101.9 million is expected to mature after five years through ten years.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of September 30, 2021, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.8 years. The weighted average effective interest rate was 11.17% and 10.85% at September 30, 2021 and December 31, 2020, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $11.3 million is estimated to mature within one year, $30.1 million is estimated to mature after one year through five years, $8.2 million is estimated to mature after five years through ten years and $15.5 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
September 30, 2021
APL certificates	$101,868	$62,412	$5,575	$67,987	$1,315
B Piece bonds	65,137	50,323	3,821	54,144	446
Total	$167,005	$112,735	$9,396	$122,131	$1,761
December 31, 2020
APL certificates	$63,627	$37,685	$(2,105)	$35,580	$1,023
B Piece bonds	76,497	57,839	709	58,548	621
Total	$140,124	$95,524	$(1,396)	$94,128	$1,644

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2021
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,568	$547	$2,115
Provision for credit loss expense/(reversal)	(253)	(101)	(354)
Ending balance	$1,315	$446	$1,761

	Nine Months Ended September 30, 2021
Beginning balance	$1,023	$621	$1,644
Provision for credit loss expense/(reversal)	292	(175)	117
Ending balance	$1,315	$446	$1,761

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of September 30, 2021, no other-than-temporary impairment was recorded on our held-to-maturity securities.

We recorded interest income (including the amortization of discount) related to these investments of $3.4 million and $9.4 million during the three and nine months ended September 30, 2021, respectively, and $2.9 million and $6.9 million during the three and nine months ended September 30, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	September 30, 2021	December 31, 2020	September 30, 2021
Arbor Residential Investor LLC	$68,473	$59,150	$—
AMAC Holdings III LLC	12,223	10,308	—
Tapestry on the River	3,410	—	—
Emerson at Forney	3,000	—	—
North Vermont Avenue	2,420	2,496	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$91,846	$74,274	$1,687

Arbor Residential Investor LLC (“ARI”). During the three and nine months ended September 30, 2021, we recorded income of $5.4 million and $32.7 million, respectively, and during the three and nine months ended September 30, 2020, we recorded income of $32.3 million and $56.1 million, respectively, to income from equity affiliates in our consolidated statements of income. We also received cash distributions totaling $4.7 million and $23.4 million from this investment during the three and nine months ended September 30, 2021, respectively, and $15.0 million during both the three and nine months ended September 30, 2020, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% as of September 30, 2021.

Summarized statements of income for Wakefield Investment Holdings LLC, the third-party entity formed to hold the underlying residential mortgage banking business, are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Statements of Income:
Total revenues	$935,444	$1,171,796
Total expenses	722,882	790,454
Net income	$212,562	$381,342

AMAC Holdings III LLC (“AMAC III”). During 2021, we funded an additional $4.5 million of a total committed investment of $30.0 million, which brings the total funded investment to $16.3 million at September 30, 2021. During the three and nine months ended September 30, 2021 the loss recorded from this investment was $0.4 million and $0.9 million, respectively. We also received cash distributions totaling $1.7 million from this investment during the three months ended September 30, 2021, which were classified as returns of capital.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Tapestry on the River. During the three months ended September 30, 2021, we invested $14.0 million for a 48.9% equity interest in a joint venture with a third party that was formed to invest in an apartment community. We received distributions totaling $10.6 million during the three months ended September 30, 2021, which were classified as returns of capital.

Emerson at Forney. During the three months ended September 30, 2021, we invested $3.0 million for an 11.1% equity interest in a joint venture with a third party that was formed to invest in an apartment community.

See Note 17 for details of certain investments described above.

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				September 30, 2021			December 31, 2020
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$1.25B joint repurchase facility	Mar. 2022	Mar. 2023	V	$1,068,118	$1,449,400	2.32%	$681,006	$1,054,562
$725M repurchase facility	Sept. 2022	Sept. 2023	V	343,511	484,880	2.08%	191,622	259,559
$450M repurchase facility	Mar. 2023	Mar. 2026	V	211,118	270,396	1.97%	—	—
$225M credit facility	Oct. 2022	Oct. 2023	V	14,403	21,755	3.90%	23,606	31,809
$200M credit facility	July 2022	N/A	V	146,878	197,468	2.14%	39,346	47,912
$200M repurchase facility	Oct. 2023	Oct 2024	V	110,592	148,021	1.86%	31,780	40,551
$198.7M repurchase facility (2)	Dec. 2021	N/A	V	167,106	197,804	3.04%	71,627	87,242
$164.4M loan specific credit facilities	Dec. 2021 to Jan. 2024	N/A	V/F	164,232	218,950	3.01%	148,615	198,550
$100M credit facility	Oct. 2022	N/A	V	3,246	4,878	4.06%	—	—
$50M credit facility	April 2022	N/A	V	22,407	28,485	2.11%	15,992	21,300
$30M working capital facility	Nov. 2021	N/A	V	—	—	—	30,000	—
$25M credit facility	June 2022	June 2023	V	12,623	18,296	2.36%	9,323	14,340
$1M master security agreements	Dec. 2022	N/A	F	790	—	4.01%	1,441	—
Repurchase facilities - securities (3)	N/A	N/A	V	32,201	—	3.38%	38,487	—
Structured Business total				$2,297,225	$3,040,333	2.35%	$1,282,845	$1,755,825

Agency Business
$750M ASAP agreement	N/A	N/A	V	$176,261	$176,264	1.40%	$301,455	$302,491
$750M joint repurchase facility	Mar. 2022	N/A	V	642,652	761,098	2.06%	42,808	56,186
$400M repurchase facility (4)	Oct. 2021	N/A	V	169,406	169,409	1.58%	174,515	174,555
$200M credit facility	Mar. 2022	N/A	V	108,533	108,635	1.60%	294,732	296,698
$150M credit facility	Nov. 2021	N/A	V	3,100	3,100	1.43%	49,632	49,754
$50M credit facility	Sept. 2022	N/A	V	1,275	1,275	1.38%	88,896	88,911
$1.3M repurchase facility (2)	Dec. 2021	N/A	V	1,259	1,481	3.00%	—	—
Agency Business total				$1,102,486	$1,221,262	1.83%	$952,038	$968,595
Consolidated total				$3,399,711	$4,261,595	2.18%	$2,234,883	$2,724,420

V = Variable Note Rate; F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at September 30, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $3.9 million and $3.3 million, respectively. The debt carrying value for the Agency Business at September 30, 2021 and December 31, 2020 was net of unamortized deferred finance costs of $1.6 million and $0.6 million, respectively.
(2)	A portion of this repurchase facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(3)	These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of September 30, 2021 and December 31, 2020, these facilities were collateralized by our B Piece bonds with a carrying value of $50.3 million and $58.5 million, respectively, and an SFR bond with a carrying value of $10.0 million at December 31, 2020.
(4)	We are currently in negotiations with the lender to amend this facility.

Generally, our credit and repurchase facilities have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a “wind-down” feature.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

Structured Business

At September 30, 2021 and December 31, 2020, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.53% and 2.97%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the master security agreements, was 75% and 69% at September 30, 2021 and December 31, 2020, respectively.

We amended our $400.0 million repurchase facility four times in 2021 to increase the facility size to $725 million and to extend the maturity to September 2022. The interest rate on new loans in 2021 is LIBOR plus 1.75% with a 0.35% LIBOR floor if utilization is above $250.0 million and LIBOR plus 2.00% with up to a 0.35% LIBOR floor if utilization is below $250.0 million. For existing loans, the interest rate will remain at LIBOR plus 2.00% to 2.20% with a LIBOR floor reduced to 0.35%.

In September 2021, we amended our $100.0 million repurchase facility to increase the facility size to $200.0 million and extend the maturity to October 2023.

In August 2021, we amended our $100.0 million credit facility to increase the facility size to $200.0 million, extend the maturity to July 2022 and amend the interest rates from a LIBOR-based rate to the Secured Overnight Financing Rate (“SOFR”) plus 1.50% for multifamily, SOFR plus 2.20% for independent living and SOFR plus 2.45% for assisted living.

In March 2021, we entered into a $200.0 million repurchase facility to finance bridge loans that has interest rates of LIBOR plus 1.75% - 2.75% and matures in March 2023. The facility has a maximum advance rate of 80%. In May 2021, we amended this facility increasing the facility size to $250.0 million. In August 2021, we amended this facility increasing the facility size to $450.0 million.

In March 2021, we amended our $50.0 million credit facility increasing the facility size to $150.0 million and decreased the all in floor rate by 0.15%. In September 2021, we amended this facility to increase the facility size to $225.0 million and allow for further reduction to the all in floor rate by up to 1.10%.

In March 2021, we entered into an $18.2 million credit facility used to finance a hotel bridge loan. The facility bore interest at the prime rate with a 3.25% floor and was scheduled to mature in December 2022. This facility was paid off in September 2021.

In February 2021, we entered into a $21.6 million credit facility used to finance a multifamily bridge loan. The facility bears interest at a 3.00% fixed rate and matures in January 2024.

Agency Business

During the third quarter of 2021, we amended our $150.0 million credit facility to reduce the interest rate to LIBOR plus 1.35% and extend the maturity to October 2021.

In August 2021, we amended our $100.0 million credit facility to decrease the facility size to $50.0 million, extend the maturity to September 2022 and increase the interest rate 0.15% to LIBOR plus 1.30%.

In March 2021, we amended our $150.0 million credit facility to increase the facility size to $200.0 million, extend the maturity to March 2022, increase the interest rate 0.20% and add a 0.25% LIBOR floor.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
September 30, 2021	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 16	$1,237,500	$1,229,631	1.41%	$1,147,056	$1,140,662	$312,984
CLO 15	674,412	669,272	1.47%	796,612	792,770	—
CLO 14	655,475	650,531	1.43%	724,633	722,221	42,341
CLO 13	668,000	664,700	1.52%	767,167	765,158	26,182
CLO 12	534,193	531,616	1.60%	601,231	599,879	25,764
CLO 11	533,000	530,785	1.54%	592,829	591,484	53,347
CLO 10	441,000	439,269	1.55%	508,598	507,346	39,511
Total CLOs	$4,743,580	$4,715,804	1.49%	$5,138,126	$5,119,520	$500,129

December 31, 2020
CLO 13	$668,000	$663,804	1.58%	$768,664	$768,664	$43
CLO 12	534,193	530,673	1.66%	628,935	628,935	2,005
CLO 11	533,000	529,859	1.61%	555,157	555,157	92,395
CLO 10	441,000	438,442	1.61%	522,132	522,132	25,537
CLO 9	356,150	354,531	1.53%	457,903	457,903	18,703
Total CLOs	$2,532,343	$2,517,309	1.60%	$2,932,791	$2,932,791	$138,683
(1)	Debt carrying value is net of $27.8 million and $15.0 million of deferred financing fees at September 30, 2021 and December 31, 2020, respectively.
(2)	At September 30, 2021 and December 31, 2020, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.79% and 1.93%, respectively.
(3)	As of September 30, 2021 and December 31, 2020, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $52.6 million and $49.5 million at September 30, 2021 and December 31, 2020, respectively.

CLO 16. In September 2021, we completed CLO 16, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $1.37 billion. Of the total CLO notes issued, $1.24 billion were investment grade notes issued to third party investors and $135.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.19 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $313.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.50 billion, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $262.5 million, including the $135.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.31% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

CLO 15. In June 2021, we completed CLO 15, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $747.8 million. Of the total CLO notes issued, $674.4 million were investment grade notes issued to third party investors and $73.4 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $653.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $162.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $815.0 million, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $140.6 million, including the $73.4 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.37% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 14. In March 2021, we completed CLO 14, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third party investors and $68.7 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 9. In March 2021, we unwound CLO 9, redeeming $356.2 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets primarily within CLO 14, as well as with cash held by CLO 9, and expensed $1.4 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			September 30, 2021			December 31, 2020
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
4.50% Notes (3)	Aug. 2021	Sept. 2026	$270,000	$265,938	4.50%	$—	$—	—%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,148	5.00%	—	—	—%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,099	8.00%	70,750	69,793	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,356	4.50%	275,000	271,994	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	108,930	4.75%	110,000	108,668	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,038	5.75%	90,000	88,751	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	124,069	5.63%	125,000	123,637	5.63%
			$1,115,750	$1,102,578	5.05%	$670,750	$662,843	5.29%
(1)	At September 30, 2021 and December 31, 2020, the carrying value is net of deferred financing fees of $13.2 million and $7.9 million, respectively.
(2)	At September 30, 2021 and December 31, 2020, the aggregate weighted average note rate, including certain fees and costs, was 5.36% and 5.65%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes three months prior to or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on or after the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

In August 2021, we issued $270.0 million aggregate principal amount of 4.50% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $265.8 million from the issuance, after deducting the underwriting discount and other offering expenses. We are using the net proceeds to make investments related to our business and for general corporate purposes.

In April 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $172.3 million from the issuance, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments related to our business and for general corporate purposes.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible senior notes (the “5.25% Convertible Notes”) for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. As of September 30, 2021, the 4.75% Convertible Notes had a conversion rate of 56.6847 shares of common stock per $1,000 of principal, which represented a conversion price of $17.64 per share of common stock.

In July 2021, the remaining $14.3 million principal amount of our 5.25% Convertible Notes matured and were fully settled with $14.3 million of cash and 386,459 shares of common stock.

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

Accounting guidance requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 1.09 years and 1.77 years at September 30, 2021 and December 31, 2020, respectively, on a weighted average basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
September 30, 2021	$264,000	$3,275	$2,724	$258,001	$9,962

December 31, 2020	$278,300	$5,636	$4,691	$267,973	$9,962

During the three months ended September 30, 2021, we incurred interest expense on the notes totaling $4.5 million, of which $3.1 million, $0.8 million and $0.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the nine months ended September 30, 2021, we incurred total interest expense on the notes of $14.1 million, of which $9.7 million, $2.4 million and $2.0 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the three months ended September 30, 2020, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the nine months ended September 30, 2020, we incurred interest expense on the notes totaling $14.8 million, of which $10.0 million, $2.5 million and $2.3 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.71% and 6.75% at September 30, 2021 and December 31, 2020, respectively.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.2 million and $141.7 million at September 30, 2021 and December 31, 2020, respectively, which is net of a deferred amount of $10.4 million and $10.8 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.8 million for both periods. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 2.95% and 3.06% at September 30, 2021 and December 31, 2020, respectively. Including certain fees and costs, the weighted average note rate was 3.03% and 3.15% at September 30, 2021 and December 31, 2020, respectively.

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2021.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of September 30, 2021, as well as on the most recent determination dates in October 2021. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Our CLO compliance tests as of the most recent determination dates in October 2021 are as follows:

Cash Flow Triggers	CLO 10	CLO 11	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16
Overcollateralization (1)
Current	126.98%	121.95%	118.87%	119.76%	119.76%	120.85%	121.21%
Limit	125.98%	120.95%	117.87%	118.76%	118.76%	119.85%	120.21%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	350.15%	400.85%	302.20%	391.59%	368.75%	334.86%	472.24%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 10	CLO 11	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16
October 2021	126.98%	121.95%	118.87%	119.76%	119.76%	120.85%	121.21%
July 2021	126.98%	121.95%	118.87%	119.76%	119.76%	120.85%	—
April 2021	126.98%	121.95%	118.87%	119.76%	119.76%	—	—
January 2021	126.98%	121.95%	118.87%	119.76%	—	—	—
October 2020	126.98%	121.95%	118.87%	119.76%	—	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$65,645	$73,220	$64,303	$34,648
Impact of adopting CECL - January 1, 2020	—	—	—	14,406
Provisions for loss sharing	(3,022)	(2,031)	(557)	22,538
Provisions reversal for loan repayments	(250)	(196)	(513)	(832)
Recoveries (charge-offs), net	455	167	(405)	400
Ending balance	$62,828	$71,160	$62,828	$71,160

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2021 and 2020, guarantee obligations of $34.4 million and $33.2 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2021 and December 31, 2020, we had outstanding advances of less than $0.1 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At September 30, 2021 and December 31, 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $28.4 million and $30.3 million, respectively, and represented 0.15% and 0.17%, respectively, of the Fannie Mae servicing portfolio.

At September 30, 2021 and December 31, 2020, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.62 billion and $3.41 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Note 11 — Derivative Financial Instruments

We enter into derivative financial instruments to manage exposures that arise from business activities resulting in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and credit risk. We do not use these derivatives for speculative purposes, but are instead using them to manage our interest rate and credit risk exposure.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of loss on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2021, we recorded net losses of $8.6 million and $7.5 million, respectively, from changes in the fair value of these derivatives and $32.5 million and $95.7 million, respectively, of income from MSRs. During the three and nine months ended September 30, 2020, we recorded a net loss of $0.9 million and a net gain of $3.3 million, respectively, from changes in the fair value of these derivatives and $42.4 million and $96.7 million, respectively, of income from MSRs. The gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of income. See Note 12 for details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Interest Rate and Credit Default Swaps (“Swaps”). We enter into over-the-counter swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. The Swaps do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

During the three months ended September 30, 2021, we recorded realized and unrealized gains of $5.4 million and $1.9 million, respectively, to our Agency Business related to our Swaps. During the nine months ended September 30, 2021, we recorded realized losses of $1.1 million and unrealized gains of $1.5 million to our Agency Business related to Swaps. During the three months ended September 30, 2020, we recorded realized losses of $0.2 million and unrealized gains of $0.4 million to our Structured Business and realized losses of $0.1 million and unrealized gains of $0.1 million to our Agency Business related to our Swaps. During the nine months ended September 30, 2020, we recorded realized losses of $3.0 million and unrealized losses of $0.1 million to our Structured Business and realized losses of $57.3 million and unrealized losses of $1.5 million to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of income.

A summary of our non-qualifying derivative financial instruments is as follows ($ in thousands):

	September 30, 2021
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Agency Business
Rate Lock Commitments	12	$68,797	Other Assets/Other Liabilities	$707	$(1,369)
Forward Sale Commitments	45	527,480	Other Assets/Other Liabilities	1,489	(6,884)
Swaps	1,945	194,500		—	—
		$790,777		$2,196	$(8,253)

	December 31, 2020
Agency Business
Rate Lock Commitments	7	$136,354	Other Assets/Other Liabilities	$1,967	$(231)
Forward Sale Commitments	114	1,048,763	Other Assets/Other Liabilities	1,925	(990)
Swaps	453	45,300		—	—
		$1,230,417		$3,892	$(1,221)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2021			December 31, 2020
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$9,169,007	$8,993,790	$9,202,924	$5,475,082	$5,285,868	$5,428,141
Loans held-for-sale, net	1,259,287	1,274,234	1,309,556	968,595	986,919	1,007,294
Capitalized mortgage servicing rights, net	n/a	417,283	473,679	n/a	379,974	415,495
Securities held-to-maturity, net	167,005	112,735	122,131	140,124	95,524	94,128
Derivative financial instruments	77,242	2,196	2,196	865,975	3,892	3,892

Financial liabilities:
Credit and repurchase facilities	$3,405,232	$3,399,711	$3,399,579	$2,238,722	$2,234,883	$2,235,668
Collateralized loan obligations	4,743,580	4,715,804	4,744,351	2,532,343	2,517,309	2,495,195
Senior unsecured notes	1,115,750	1,102,578	1,134,816	670,750	662,843	670,117
Convertible senior unsecured notes, net	264,000	258,001	296,472	278,300	267,973	280,636
Junior subordinated notes	154,336	142,192	101,169	154,336	141,656	99,594
Derivative financial instruments	519,035	8,253	8,253	319,142	1,221	1,221

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

September 30, 2021

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of September 30, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$2,196	$2,196	$—	$1,489	$707

Financial liabilities:
Derivative financial instruments	$8,253	$8,253	$—	$8,253	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of September 30, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$66,126	$66,126	$—	$—	$66,126
(1)	We had an allowance for credit losses of $94.9 million relating to eight impaired loans with an aggregate carrying value, before loan loss reserves, of $161.0 million at September 30, 2021.

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

Quantitative information about Level 3 fair value measurements at September 30, 2021 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	10.15%
Retail	15,530	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	1.68%

			Discount rate	11.00%
Office	596	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	707	Discounted cash flows	W/A discount rate	9.56%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative assets and liabilities, net
Beginning balance	$124	$549	$1,967	$1,066
Settlements	(23,412)	(40,746)	(81,486)	(95,614)
Realized gains recorded in earnings	23,288	40,197	79,519	94,548
Unrealized gains recorded in earnings	707	2,160	707	2,160
Ending balance	$707	$2,160	$707	$2,160

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
September 30, 2021	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$68,797	$707	$(1,369)	$(662)
Forward sale commitments	527,480	—	1,369	1,369
Loans held-for-sale, net (1)	1,259,287	19,151	—	19,151
Total		$19,858	$—	$19,858
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of September 30, 2021 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$8,993,790	$9,202,924	$—	$—	$9,202,924
Loans held-for-sale, net	1,274,234	1,309,556	—	1,290,405	19,151
Capitalized mortgage servicing rights, net	417,283	473,679	—	—	473,679
Securities held-to-maturity, net	112,735	122,131	—	—	122,131

Financial liabilities:
Credit and repurchase facilities	$3,399,711	$3,399,579	$—	$1,102,486	$2,297,093
Collateralized loan obligations	4,715,804	4,744,351	—	—	4,744,351
Senior unsecured notes	1,102,578	1,134,816	1,134,816	—	—
Convertible senior unsecured notes, net	258,001	296,472	—	296,472	—
Junior subordinated notes	142,192	101,169	—	—	101,169

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

September 30, 2021

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

As of September 30, 2021, we were required to maintain at least $19.0 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of September 30, 2021, we met the restricted liquidity requirement with a $45.0 million letter of credit and $17.0 million of cash collateral.

As of September 30, 2021, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $46.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of September 30, 2021, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of September 30, 2021, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2021 (three months ending December 31, 2021)	$1,426,798	$2,127	$1,428,925
2022	2,991,831	8,257	3,000,088
2023	1,652,679	8,031	1,660,710
2024	1,178,993	7,926	1,186,919
2025	497,701	7,978	505,679
2026	1,473,359	8,282	1,481,641
Thereafter	461,537	26,098	487,635
Total	$9,682,898	$68,699	$9,751,597

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

During the three months ended September 30, 2021 and 2020, we recorded lease expense of $2.4 million and $1.5 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recorded lease expense of $7.0 million and $4.6 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $638.1 million as of September 30, 2021 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

September 30, 2021

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Restricted cash	$552,705	$188,226
Loans and investments, net	5,119,520	2,923,634
Other assets	34,328	22,587
Total assets	$5,706,553	$3,134,447

Liabilities:
Collateralized loan obligations	$4,715,804	$2,517,309
Other liabilities	5,722	2,755
Total liabilities	$4,721,526	$2,520,064

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 29 VIEs in which we have a variable interest as of September 30, 2021 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2021 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$482,495
APL certificates	63,727
B Piece bonds	50,769
Equity investments	14,644
Agency interest only strips	648
Total	$612,283
(1)	Represents the carrying amount of loans and investments before reserves. At September 30, 2021, $130.0 million of loans to VIEs had corresponding specific loan loss reserves of $79.4 million. The maximum loss exposure as of September 30, 2021 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.01 billion at September 30, 2021.

Note 15 — Equity

Preferred Stock. In August 2021, we completed a public offering of 5,750,000 shares of 6.25% Series E cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $139.1 million after deducting the underwriting discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. The Series E preferred stock is not redeemable by us prior to August 11, 2026 except under circumstances intended to preserve our qualification as a REIT and except upon the occurrence of a change of control.

In June 2021, we completed a public offering of 9,200,000 shares of 6.375% Series D cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $222.6 million after deducting the underwriting discount and other offering expenses. We used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock. The Series D preferred stock is not redeemable by us prior to June 2, 2026 except under circumstances intended to preserve our qualification as a REIT and except upon the occurrence of a change of control.

Subsequent Event. In October 2021, we completed a public offering of 8,050,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $194.8 million after deducting the underwriting discount and other offering expenses. Holders of the Series F preferred stock will be entitled to receive cumulative dividends at a fixed rate equal to 6.25% from the date of issuance through October 29, 2026 and at a floating rate equal to a benchmark rate (which is expected to be the three-month SOFR) plus a spread of 5.442% per annum beginning October 30, 2026, provided that in no event should the rate be lower than 6.125%. The proceeds received are being used to make investments related to our business and for general corporate purposes. The Series F preferred stock is not redeemable by us prior to October 12, 2026 except under circumstances intended to preserve our qualification as a REIT and except upon the occurrence of a change of control.

Common Stock. In August 2021, we amended the equity distribution agreement with JMP Securities LLC (“JMP”). In accordance with the terms of the amendment, we may offer and sell up to 20,000,000 shares of our common stock in “At-The-Market” equity offerings through JMP by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the nine months ended September 30, 2021, we sold 7,222,879 shares of our common stock for net proceeds of $123.8 million. We used $21.1 million of the net proceeds to redeem OP Units from two of ACM’s members for their membership interest in ACM. As of September 30, 2021, we had 19,200,000 shares available under the amended agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2021, there were 16,325,095 OP Units outstanding, which represented 10.2% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125	N/A	N/A
May 5, 2021	$0.34	April 30, 2021	$0.515625	$0.484375	$0.53125	N/A	N/A
July 28, 2021	$0.35	July 2, 2021	N/A	N/A	N/A	$0.256771	N/A
(1)	The dividend declared on July 2, 2021 was for June 2, 2021 through July 29, 2021, the dividend declared on April 30, 2021 was for March 1, 2021 through May 31, 2021 and the dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021. As mentioned above, we fully redeemed our Series A, B and C preferred stock in June 2021.

Common Stock – On October 27, 2021, the Board of Directors declared a cash dividend of $0.36 per share of common stock. The dividend is payable on November 30, 2021 to common stockholders of record as of the close of business on November 15, 2021.

Preferred Stock – On October 1, 2021, the Board of Directors declared a cash dividend of $0.3984375 per share of Series D preferred stock and a cash dividend of $0.34288 per share of Series E preferred stock. The Series D preferred stock dividend reflects accrued dividends from July 30, 2021 through October 29, 2021. The Series E preferred stock dividend reflects accrued dividends from August 11, 2021 (the date of issuance) through October 29, 2021. The dividends are payable on November 1, 2021 to preferred stockholders of record on October 15, 2021.

Deferred Compensation. During the nine months ended September 30, 2021, we issued 351,807 shares of restricted common stock to employees under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $5.8 million, of which: (1) 115,047 shares with a grant date fair value of $1.9 million were fully vested on the grant date; (2) 99,952 shares with a grant date fair value of $1.7 million will vest on the first anniversary of the grant date; (3) 87,265 shares with a grant date fair value of $1.4 million will vest on the second anniversary of the grant date; (4) 25,479 shares with a grant date fair value of $0.4 million will vest on the third anniversary of the grant date; and (5) 24,064 shares with a grant date fair value of $0.4 million will vest on the fourth anniversary of the grant date. We also issued 27,864 shares of fully vested common stock to the independent members of the Board of Directors under the 2020 Plan with a grant date fair value of $0.4 million.

During the first quarter of 2021, 448,980 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 229,083 common shares.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

During the nine months ended September 30, 2021, we withheld 183,144 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

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

In April 2021, our chief executive officer elected to receive the Time Based Vesting Equity Award option in connection with the 2021 annual incentive agreement; therefore, we granted our chief executive officer 184,729 shares of restricted common stock with a grant date fair value of $3.1 million that vest in full in April 2024. In July 2021, we granted our chief executive officer 165,746 shares of performance based restricted stock with a grant date fair value of $3.0 million in connection with the Acquisition Related Grant, which vest in full in July 2024. In addition, 294,985 shares of performance-based restricted stock granted in 2018 vested in the third quarter of 2021, which were net settled for 150,530 common shares.

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$72,804	$72,804	$81,997	$81,997
Net income attributable to noncontrolling interest (2)	—	8,347	—	13,836
Net income attributable to common stockholders and noncontrolling interest	$72,804	$81,151	$81,997	$95,833
Weighted average shares outstanding	142,624,300	142,624,300	113,766,446	113,766,446
Dilutive effect of OP Units (2)	—	16,351,643	—	19,196,660
Dilutive effect of restricted stock units (3)	—	940,045	—	1,029,668
Dilutive effect of convertible notes (4)	—	354,917	—	4,313
Weighted average shares outstanding	142,624,300	160,270,905	113,766,446	133,997,087
Net income per common share (1)	$0.51	$0.51	$0.72	$0.72

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$211,409	$211,409	$66,778	$66,778
Net income attributable to noncontrolling interest (2)	—	26,806	—	11,012
Net income attributable to common stockholders and noncontrolling interest	$211,409	$238,215	$66,778	$77,790
Weighted average shares outstanding	134,437,663	134,437,663	111,775,436	111,775,436
Dilutive effect of OP Units (2)	—	16,985,073	—	19,993,983
Dilutive effect of restricted stock units (3)	—	927,542	—	600,648
Dilutive effect of convertible notes (4)	—	341,183	—	31,248
Weighted average shares outstanding	134,437,663	152,691,461	111,775,436	132,401,315
Net income per common share (1)	$1.57	$1.56	$0.60	$0.59
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Our chief executive officer was granted restricted stock units during 2020, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture.

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

In the three and nine months ended September 30, 2021, we recorded a tax provision of $9.9 million and $33.4 million, respectively. In the three and nine months ended September 30, 2020, we recorded a tax provision of $17.8 million and $15.5 million, respectively. The tax provision recorded in the three months ended September 30, 2021 consisted of current and deferred tax provisions of $3.6 million and $6.3 million, respectively. The tax provision recorded in the nine months ended September 30, 2021 consisted of current and deferred tax provisions of $22.7 million and $10.7 million, respectively. The tax provision recorded in the three months ended September 30, 2020 consisted of a current tax provision of $13.9 million and a deferred tax provision of $3.9 million. The tax provision recorded in the nine months ended September 30, 2020 consisted of a current tax provision of $20.7 million and a deferred tax benefit of $5.2 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2021, we incurred $0.8 million and $2.4 million, respectively, and, during the three and nine months ended September 30, 2020, we incurred $0.6 million and $1.8 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $12.7 million and $12.4 million at September 30, 2021 and December 31, 2020, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $4.4 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $0.7 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.

In December 2020, we committed to fund a $32.5 million bridge loan (of which $2.3 million was funded as of September 30, 2021) and made a $3.5 million preferred equity investment in a SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in October 2023 and the preferred equity investment has a fixed rate of 12% and matures in October 2023. Interest income recorded from these loans was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

In October 2020, we committed to fund a $30.5 million bridge loan and made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan, which was not funded as of September 30, 2021, has an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a fixed rate of 12% and matures in April 2023. Interest income recorded from the preferred equity investment was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

We have a $35.0 million bridge loan and a $7.8 million preferred equity interest on an office building in New York City. The property is controlled by a third party. The day-to-day operations were previously managed by an entity owned by an immediate family member of our chief executive officer. On September 1, 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed to payoff. Interest income recorded from these loans was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.

In March 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a fixed rate of 3.1% and the mezzanine loan bears interest at a fixed rate of 9.0% and both loans mature in April 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives' charter. During the nine months ended September 30, 2021 and 2020, we reimbursed the aircraft owner $0.1 million and $0.4 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $16.2 million was funded as of September 30, 2021) for an 18% interest in AMAC III. During the three and nine months ended September 30, 2021 the loss recorded from this investment was $0.4 million and $0.9 million, respectively. During the three and nine months ended September 30, 2020, the loss recorded from this investment was less than $0.1 million and $0.6 million, respectively. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.50% and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million for the nine months ended September 30, 2020.

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan was $1.4 million for the nine months ended September 30, 2020.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan had an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and was scheduled to mature in July 2021. In January 2021, the borrower repaid this loan in full. Interest income recorded from this loan was $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10% and was scheduled to mature in February 2020. In September 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan was $0.1 million for the nine months ended September 30, 2020.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and was scheduled to mature in June 2021, which was extended to August 2023. Interest income recorded from this loan was $0.3 million for both the three months ended September 30, 2021 and 2020, and $1.0 million for both the nine months ended September 30, 2021 and 2020.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021. In January 2021, the maturity date of this loan was extended to January 2022 and, in September 2021, this loan paid off in full. Interest income recorded from this loan was $0.3 million for the nine months ended September 30, 2021. Interest income recorded from this loan was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021. Interest income recorded from this loan was $0.5 million for both the three months ended September 30, 2021 and 2020, and $1.4 million for both the nine months ended September 30, 2021 and 2020.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2021. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan was $0.1 million for both the three months ended September 30, 2021 and 2020, and $0.2 million for both the nine months ended September 30, 2021 and 2020.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from equity affiliates related to this investment of $5.4 million and $32.7 million in the three and nine months ended September 30, 2021, respectively, and $32.3 million and $56.1 million in the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, we also received cash distributions totaling $4.7 million and $23.4 million from this investment, respectively, which were classified as returns of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million during the nine months ended September 30, 2020. Further, as part of this restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million during the nine months ended September 30, 2020, which was recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2021, this debt had an aggregate outstanding balance of $607.4 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. Upon the closing of the Acquisition in 2016, we issued OP Units, each paired with one share of our special voting preferred shares. At September 30, 2021, ACM holds 2,828,629 shares of our common stock and 10,665,530 OP Units, which in the aggregate represents 8.5% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM (in which our chief executive officer has a controlling equity interest in) to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 18 — Segment Information

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

	Three Months Ended September 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$114,710	$10,770	$—	$125,480
Interest expense	50,823	4,737	—	55,560
Net interest income	63,887	6,033	—	69,920
Other revenue:
Gain on sales, including fee-based services, net	—	16,334	—	16,334
Mortgage servicing rights	—	32,453	—	32,453
Servicing revenue	—	34,960	—	34,960
Amortization of MSRs	—	(14,872)	—	(14,872)
Loss on derivative instruments, net	—	(1,492)	—	(1,492)
Other income, net	2,168	27	—	2,195
Total other revenue	2,168	67,410	—	69,578
Other expenses:
Employee compensation and benefits	14,082	27,891	—	41,973
Selling and administrative	5,718	6,039	—	11,757
Property operating expenses	149	—	—	149
Depreciation and amortization	634	1,173	—	1,807
Provision for loss sharing (net of recoveries)	—	(3,272)	—	(3,272)
Provision for credit losses (net of recoveries)	(3,445)	(354)	—	(3,799)
Total other expenses	17,138	31,477	—	48,615
Income before income from equity affiliates and income taxes	48,917	41,966	—	90,883
Income from equity affiliates	5,086	—	—	5,086
Provision for income taxes	(622)	(9,283)	—	(9,905)
Net income	53,381	32,683	—	86,064
Preferred stock dividends	4,913	—	—	4,913
Net income attributable to noncontrolling interest	—	—	8,347	8,347
Net income attributable to common stockholders	$48,468	$32,683	$(8,347)	$72,804

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

	Nine Months Ended September 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$294,418	$27,354	$—	$321,772
Interest expense	131,795	12,327	—	144,122
Net interest income	162,623	15,027	—	177,650
Other revenue:
Gain on sales, including fee-based services, net	—	86,102	—	86,102
Mortgage servicing rights	—	95,688	—	95,688
Servicing revenue	—	94,683	—	94,683
Amortization of MSRs	—	(43,744)	—	(43,744)
Loss on derivative instruments, net	—	(7,320)	—	(7,320)
Other income, net	4,105	35	—	4,140
Total other revenue	4,105	225,444	—	229,549
Other expenses:
Employee compensation and benefits	37,566	91,081	—	128,647
Selling and administrative	15,477	18,230	—	33,707
Property operating expenses	421	—	—	421
Depreciation and amortization	1,832	3,517	—	5,349
Provision for loss sharing (net of recoveries)	—	(1,070)	—	(1,070)
Provision for credit losses (net of recoveries)	(12,807)	118	—	(12,689)
Total other expenses	42,489	111,876	—	154,365
Income before extinguishment of debt, sale of real estate income from equity affiliates and income taxes	124,239	128,595	—	252,834
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of real estate	—	1,228	—	1,228
Income from equity affiliates	32,095	—	—	32,095
Provision for income taxes	(6,288)	(27,068)	—	(33,356)
Net income	148,676	102,755	—	251,431
Preferred stock dividends	13,216	—	—	13,216
Net income attributable to noncontrolling interest	—	—	26,806	26,806
Net income attributable to common stockholders	$135,460	$102,755	$(26,806)	$211,409

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

	September 30, 2021
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$162,870	$217,860	$380,730
Restricted cash	552,706	17,222	569,928
Loans and investments, net	8,993,790	—	8,993,790
Loans held-for-sale, net	—	1,274,234	1,274,234
Capitalized mortgage servicing rights, net	—	417,283	417,283
Securities held-to-maturity, net	—	112,735	112,735
Investments in equity affiliates	91,846	—	91,846
Goodwill and other intangible assets	12,500	89,433	101,933
Other assets	136,653	90,452	227,105
Total assets	$9,950,365	$2,219,219	$12,169,584

Liabilities:
Debt obligations	$8,515,801	$1,102,485	$9,618,286
Allowance for loss-sharing obligations	—	62,828	62,828
Other liabilities	225,088	127,975	353,063
Total liabilities	$8,740,889	$1,293,288	$10,034,177

	December 31, 2020
Assets:
Cash and cash equivalents	$172,568	$166,960	$339,528
Restricted cash	188,226	9,244	197,470
Loans and investments, net	5,285,868	—	5,285,868
Loans held-for-sale, net	—	986,919	986,919
Capitalized mortgage servicing rights, net	—	379,974	379,974
Securities held-to-maturity, net	—	95,524	95,524
Investments in equity affiliates	74,274	—	74,274
Goodwill and other intangible assets	12,500	92,951	105,451
Other assets	142,844	53,134	195,978
Total assets	$5,876,280	$1,784,706	$7,660,986

Liabilities:
Debt obligations	$4,872,626	$952,038	$5,824,664
Allowance for loss-sharing obligations	—	64,303	64,303
Other liabilities	203,554	85,780	289,334
Total liabilities	$5,076,180	$1,102,121	$6,178,301

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination Data:
Structured Business
Bridge loans (1)	$2,383,346	$286,993	$5,189,722	$1,371,049
Mezzanine loans	62,657	1,000	156,914	16,722
Preferred equity investments	28,650	—	28,650	23,500
Other loans (2)	—	3,765	26,238	37,197
Total new loan originations	$2,474,653	$291,758	$5,401,524	$1,448,468

(1) The three and nine months ended September 30, 2021 includes 25 and 68 SFR loans with a UPB of $105.3 million and $219.5 million, respectively. During the three and nine months ended September 30, 2021, we committed to fund one and five SFR build-to-rent bridge loans totaling $17.6 million and $156.0 million, respectively.

(2) The nine months ended September 30, 2021 and 2020 includes 1 and 9 SFR permanent loans with a UPB of $26.2 million and $37.2 million, respectively.

Loan payoffs / paydowns	$567,858	$206,028	$1,463,826	$640,494

Agency Business
Origination Volumes by Investor:
Fannie Mae	$719,730	$1,117,679	$2,421,206	$2,839,833
Private Label	625,176	5,840	1,154,814	337,307
Freddie Mac	307,664	252,014	578,295	587,445
FHA	84,430	100,345	281,674	193,821
SFR - Fixed Rate	67,227	—	79,223	—
Total	$1,804,227	$1,475,878	$4,515,212	$3,958,406
Total loan commitment volume	$1,856,474	$1,528,551	$4,510,953	$4,002,492

Loan Sales Data:
Agency Business
Fannie Mae	$660,693	$1,038,053	$2,820,558	$2,856,020
Freddie Mac	238,880	116,628	647,827	468,019
FHA	78,188	64,781	308,193	118,218
SFR - Fixed Rate	29,197	—	104,491	—
Private Label	—	—	449,890	727,154
Total	$1,006,958	$1,219,462	$4,330,959	$4,169,411
Sales margin (fee-based services as a % of loan sales)	1.62%	1.63%	1.99%	1.45%
MSR rate (MSR income as a % of loan commitments)	1.75%	2.77%	2.12%	2.42%

	September 30, 2021
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(in years)
Fannie Mae	$19,271,527	53.2	8.4
Freddie Mac	4,726,587	28.1	9.8
Private Label	1,176,391	20.0	8.8
FHA	933,519	15.6	21.4
SFR - Fixed Rate	104,094	20.0	5.7
Total	$26,212,118	45.7	9.1

	December 31, 2020
Fannie Mae	$18,268,268	52.3	8.2
Freddie Mac	4,881,080	27.9	9.9
FHA	752,116	16.3	20.3
Private Label	726,992	20.0	8.7
Total	$24,628,456	45.4	8.9

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

Significant Developments During the Third Quarter of 2021

Financing and Capital Markets Activity.

●	We closed a collateralized securitization vehicle (CLO 16) totaling $1.50 billion of real estate related assets and cash, of which $1.24 billion of investment grade notes were issued to third party investors and $135.0 million of below investment-grade notes and a $127.5 million equity interest in the portfolio were retained by us;
●	We issued $270.0 million of 4.50% senior unsecured notes due in 2026 in a private offering; and
●	We raised $139.1 million from the issuance of 6.25% Series E preferred stock.

Structured Business Activity.

●	Our Structured loan and investment portfolio grew 24.1% to $9.17 billion on loan originations totaling $2.47 billion, partially offset by loan runoff of $567.9 million; and
●	We recorded income of $5.4 million and received a $4.7 million cash distribution from our residential mortgage business joint venture.

Agency Business Activity.

●	Loan originations and sales totaled $1.80 billion and $1.01 billion, respectively; and
●	Our fee-based servicing portfolio grew to $26.21 billion.

Dividend. We raised our quarterly common dividend to $0.36 per share, our sixth consecutive quarterly increase.

Subsequent Events.

●	In October 2021, we completed a public offering of 8,050,000 shares of 6.25% Series F preferred stock, generating net proceeds of approximately $194.8 million; and
●	In October 2021, we closed a Private Label securitization totaling $535.0 million, of which we retained the most subordinate class of certificates totaling $47.5 million.

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

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. However, our Structured Business is more reliant on the capital markets to grow, and therefore, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. In our Structured Business, 89% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

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

Currently, our Agency Business had approved forbearances related to approximately 0.2% of our Fannie Mae DUS portfolio and approximately 2.8% of our Freddie Mac portfolio. We are closely monitoring and managing the requests for forbearances and there could potentially be additional economic stress during the remainder of 2021.

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

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In October 2021, the Federal Housing Finance Agency ("FHFA") announced that its 2022 loan origination caps for Fannie Mae and Freddie Mac will be $78 billion for each enterprise for a total opportunity of $156 billion (the “2022 Caps”), which has increased from its 2021 loan origination caps of $70 billion for each enterprise (the “2021 Caps”). The 2022 Caps will continue to apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. The FHFA will also require at least 25% be affordable to residents at or below 60% of area median income for 2022, up from 20% in 2021.Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2021 to December 31, 2020:

Our Structured loan and investment portfolio balance was $9.17 billion and $5.48 billion at September 30, 2021 and December 31, 2020, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $3.94 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 4.56% and 5.23% at September 30, 2021 and December 31, 2020, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 4.97% and 5.80% at September 30, 2021 and December 31, 2020, respectively. Advances on our financing facilities totaled $8.58 billion and $4.92 billion at September 30, 2021 and December 31, 2020, respectively, with a weighted average funding cost of 2.32% and 2.64%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 2.64% and 3.03% at September 30, 2021 and December 31, 2020, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Loans originated (1)	$2,474,653	$5,401,524
Number of loans	118	266
Weighted average interest rate	4.28%	4.44%
(1) During the three and nine months ended September 30, 2021, we committed to fund one and five SFR build-to-rent bridge loans totaling $17.6 million and $156.0 million, respectively.

Loans paid-off / paid-down	$567,858	$1,463,826
Number of loans	54	111
Weighted average interest rate	6.81%	6.66%

Loans extended	$439,479	$939,794
Number of loans	22	58

Loans held-for-sale from the Agency Business increased $287.3 million, primarily from loan originations exceeding sales by $184.3 million as noted in the following table (in thousands). Loan sales includes $104.5 million of fixed rate SFR permanent loans that are now recorded through the Agency Business beginning in the first quarter of 2021, see Note 3 and 4 for details, and $449.9 million of Private Label loans which were sold in connection with a Private Label multifamily mortgage loan securitization in the second quarter of 2021. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$719,730	$660,693	$2,421,206	$2,820,558
Private Label	625,176	—	1,154,814	449,890
Freddie Mac	307,664	238,880	578,295	647,827
FHA	84,430	78,188	281,674	308,193
SFR - Fixed Rate	67,227	29,197	79,223	104,491
Total	$1,804,227	$1,006,958	$4,515,212	$4,330,959

Capitalized mortgage servicing rights increased $37.3 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Our capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At September 30, 2021, the weighted average estimated life remaining of our MSRs was 8.5 years.

Securities held-to-maturity increased $17.2 million, primarily due to the purchase, at a discount, of APL certificates in connection with a Private Label securitization.

Investments in equity affiliates increased $17.6 million, primarily due to income from our investment in a residential mortgage banking business of $32.7 million, partially offset by $23.4 million in cash distributions received from the same investment. In addition, we entered into two new equity investments during the third quarter of 2021 totaling $6.4 million. See Note 8 for details.

Other assets increased $30.9 million, primarily due to increases in current tax assets, interest receivables from portfolio growth and the fair value of our Swaps.

Liabilities – Comparison of balances at September 30, 2021 to December 31, 2020:

Credit and repurchase facilities increased $1.16 billion, primarily due to funding of new structured loan activity.

Collateralized loan obligations increased $2.20 billion, primarily due to the issuances of three new CLOs, where we issued $2.57 billion of notes to third party investors, partially offset by the unwind of a CLO totaling $356.2 million.

Senior unsecured notes increased $439.7 million, primarily due to our issuances of $270.0 million of 4.50% notes and $175.0 million of 5.00% notes.

Other liabilities increased $57.5 million, primarily due to increases in accrued compensation, deferred tax liabilities, good faith deposits on new loan originations and the fair value of our rate lock and forward sale commitments.

Equity

In August 2021, we completed a public offering of 5,750,000 shares of 6.25% Series E cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $139.1 million after deducting the underwriting discount and other offering expenses.

In June 2021, we completed a public offering of 9,200,000 shares of 6.375% Series D cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of $222.6 million after deducting the underwriting discount and other offering expenses. We used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock.

During the nine months ended September 30, 2021, we sold 20,222,879 shares of our common stock through two public offerings and our “At-The-Market” agreement, raising net proceeds totaling $342.6 million. We used $44.6 million of the net proceeds to purchase a total of 2,608,400 of common stock and OP Units from certain executive officers of ours, ACM and its members and an estate planning family vehicle established by our chief executive officer.

See Note 15 for the details of our dividends declared and our deferred compensation transactions during the nine months ended September 30, 2021.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2021
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(in years)	(in years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,271,527	2,763	3.0	8.8	97%	3%	4.01%	9.39%	0.29%
Freddie Mac	4,726,587	1,330	2.8	11.2	88%	12%	3.90%	17.96%	0.63%
Private Label	1,176,391	72	1.3	8.7	100%	—%	3.75%	—%	—%
FHA	933,519	90	2.5	33.6	100%	—%	3.11%	18.96%	—%
SFR - Fixed Rate	104,094	27	1.2	5.6	100%	—%	4.70%	—%	—%
Total	$26,212,118	4,282	2.9	10.1	96%	4%	3.95%	10.82%	0.33%

	December 31, 2020
Fannie Mae	$18,268,268	2,712	2.8	9.0	97%	3%	4.12%	6.40%	0.33%
Freddie Mac	4,881,080	1,413	2.6	11.7	88%	12%	3.99%	11.47%	0.65%
FHA	752,116	89	3.0	32.9	100%	—%	3.39%	33.60%	—%
Private Label	726,992	40	1.0	9.1	100%	—%	3.81%	—%	—%
Total	$24,628,456	4,254	2.7	10.3	95%	5%	4.06%	8.05%	0.37%
(1)	Prepayments reflect loans repaid prior to six months from the loan’s maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of September 30, 2021 and December 31, 2020, delinquent loans totaled $86.1 million and $91.3 million, respectively, of which $36.3 million and $19.6 million, respectively, were in the foreclosure process. No loans were in bankruptcy as of September 30, 2021 and December 31, 2020.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2021	2020	Amount	Percent

Interest income	$125,480	$81,701	$43,779	54%
Interest expense	55,560	37,888	17,672	47%
Net interest income	69,920	43,813	26,107	60%
Other revenue:
Gain on sales, including fee-based services, net	16,334	19,895	(3,561)	(18)%
Mortgage servicing rights	32,453	42,357	(9,904)	(23)%
Servicing revenue, net	20,088	13,348	6,740	50%
Property operating income	—	1,033	(1,033)	nm
Loss on derivative instruments, net	(1,492)	(753)	(739)	98%
Other income, net	2,195	1,050	1,145	109%
Total other revenue	69,578	76,930	(7,352)	(10)%
Other expenses:
Employee compensation and benefits	41,973	32,962	9,011	27%
Selling and administrative	11,757	9,356	2,401	26%
Property operating expenses	149	1,300	(1,151)	(89)%
Depreciation and amortization	1,807	1,922	(115)	(6)%
Provision for loss sharing (net of recoveries)	(3,272)	(2,227)	(1,045)	47%
Provision for credit losses (net of recoveries)	(3,799)	(7,586)	3,787	(50)%
Total other expenses	48,615	35,727	12,888	36%
Income before sale of real estate, income from equity affiliates and income taxes	90,883	85,016	5,867	7%
Loss on sale of real estate	—	(1,868)	1,868	nm
Income from equity affiliates	5,086	32,358	(27,272)	(84)%
Provision for income taxes	(9,905)	(17,785)	7,880	(44)
Net income	86,064	97,721	(11,657)	(12)%
Preferred stock dividends	4,913	1,888	3,025	160%
Net income attributable to noncontrolling interest	8,347	13,836	(5,489)	(40)%
Net income attributable to common stockholders	$72,804	$81,997	$(9,193)	(11)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$7,653,224	$101,189	5.25%	$4,522,755	$64,838	5.70%
Preferred equity investments	228,799	6,994	12.13%	209,106	5,539	10.54%
Mezzanine / junior participation loans	268,509	6,030	8.91%	176,238	3,617	8.16%
Other	32,026	311	3.85%	76,710	943	4.89%
Core interest-earning assets	8,182,558	114,524	5.55%	4,984,809	74,937	5.98%
Cash equivalents	391,352	186	0.19%	346,140	534	0.61%
Total interest-earning assets	$8,573,910	$114,710	5.31%	$5,330,949	$75,471	5.63%

Structured Business interest-bearing liabilities:

CLO	$3,532,982	$16,137	1.81%	$2,532,593	$12,284	1.93%
Warehouse lines	2,427,386	16,056	2.62%	951,678	7,478	3.13%
Unsecured debt	1,199,407	17,436	5.77%	949,240	14,182	5.94%
Trust preferred	154,336	1,194	3.07%	154,336	1,308	3.37%
Total interest-bearing liabilities	$7,314,111	50,823	2.76%	$4,587,847	35,252	3.06%
Net interest income		$63,887			$40,219
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $39.2 million increase from our Structured Business, primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, largely offset by higher fees on early runoff.

The increase in interest expense was mainly due to a $15.6 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. This was partially offset by a decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR, the recent issuance of CLOs at lower rates and more favorable terms on warehouse debt.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 17% decrease ($212.5 million) in loan sales volume. The sales margin (fee-based services as a percentage of loan sales) of 1.62% this quarter was consistent with the prior year period sales margin of 1.63%.

The decrease in income from MSRs was primarily due to a 37% decrease in the MSR rate (income from MSRs as a percentage of loan commitment volume) from 2.77% to 1.75%, partially offset by a 21% increase ($327.9 million) in loan commitment volume. The decrease in the MSR rate was primarily due to lower Fannie Mae loan commitments, which carry a higher servicing fee, and a decrease in the average servicing fee on FHA loan commitments.

The increase in servicing revenue, net was primarily due to the growth in our servicing portfolio.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increases in headcount and incentive compensation as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher rent expense, consulting fees and travel expenses in both business segments, partially offset by a decrease in legal costs in our Structured Business as a result of a $2.5 million litigation settlement related to a hotel property that we sold in the third quarter of 2020.

We recorded net reversals this quarter in both our provision for loss sharing and provision for credit losses primarily due to improved market conditions and expected future forecasts in our CECL models for both business segments.

Loss on Sale of Real Estate

The loss recorded in the third quarter of 2020 was from the hotel property we sold in September 2020.

Income from Equity Affiliates

Income from equity affiliates in the third quarter of 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $5.4 million and $32.3 million, respectively. The income from this investment was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the three months ended September 30, 2021, we recorded a tax provision of $9.9 million, which consisted of current and deferred tax provisions of $3.6 million and $6.3 million, respectively. In the three months ended September 30, 2020, we recorded a tax provision of $17.8 million, which consisted of current and deferred tax provisions of $13.9 million and $3.9 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D and E preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,325,095 OP Units and 17,632,371 OP Units outstanding as of September 30, 2021 and 2020, respectively, which represented 10.2% and 13.2% of our outstanding stock at September 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020	Amount	Percent
Interest income	$321,772	$253,307	$68,465	27%
Interest expense	144,122	129,172	14,950	12%
Net interest income	177,650	124,135	53,515	43%
Other revenue:
Gain on sales, including fee-based services, net	86,102	60,566	25,536	42%
Mortgage servicing rights	95,688	96,708	(1,020)	(1)%
Servicing revenue, net	50,939	40,156	10,783	27%
Property operating income	—	3,976	(3,976)	nm
Loss on derivative instruments, net	(7,320)	(58,852)	51,532	(88)%
Other income, net	4,140	3,404	736	22%
Total other revenue	229,549	145,958	83,591	57%
Other expenses:
Employee compensation and benefits	128,647	101,652	26,995	27%
Selling and administrative	33,707	29,013	4,694	16%
Property operating expenses	421	4,778	(4,357)	(91)%
Depreciation and amortization	5,349	5,830	(481)	(8)%
Provision for loss sharing (net of recoveries)	(1,070)	21,706	(22,776)	nm
Provision for credit losses (net of recoveries)	(12,689)	59,510	(72,199)	nm
Total other expenses	154,365	222,489	(68,124)	(31)%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	252,834	47,604	205,230	nm
Loss on extinguishment of debt	(1,370)	(3,546)	2,176	(61)%
Gain (loss) on sale of real estate	1,228	(1,868)	3,096	nm
Income from equity affiliates	32,095	56,758	(24,663)	(43)%
Provision for income taxes	(33,356)	(15,493)	(17,863)	115%
Net income	251,431	83,455	167,976	nm
Preferred stock dividends	13,216	5,665	7,551	133%
Net income attributable to noncontrolling interest	26,806	11,012	15,794	143%
Net income attributable to common stockholders	$211,409	$66,778	$144,631	nm

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$6,434,423	$261,168	5.43%	$4,323,098	$192,860	5.96%
Preferred equity investments	226,193	18,184	10.75%	205,706	17,094	11.10%
Mezzanine / junior participation loans	213,083	13,622	8.55%	176,889	11,825	8.93%
Other	29,898	964	4.31%	87,519	3,941	6.01%
Core interest-earning assets	6,903,597	293,938	5.69%	4,793,212	225,720	6.29%
Cash equivalents	352,391	480	0.18%	387,332	2,523	0.87%
Total interest-earning assets	$7,255,988	$294,418	5.42%	$5,180,544	$228,243	5.89%

Structured Business interest-bearing liabilities:

CLO	$3,043,007	$41,832	1.84%	$2,439,365	$44,722	2.45%
Warehouse lines	1,881,717	38,931	2.77%	979,846	26,215	3.57%
Unsecured debt	1,072,407	47,448	5.92%	853,339	38,175	5.98%
Trust preferred	154,336	3,584	3.10%	154,336	4,693	4.06%
Debt fund	—	—	—%	29,891	1,585	7.08%
Total interest-bearing liabilities	$6,151,467	131,795	2.86%	$4,456,777	115,390	3.46%
Net interest income		$162,623			$112,853
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $66.2 million increase from our Structured Business, primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff and a decrease in the average LIBOR.

The increase in interest expense was mainly due to a $16.4 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. This was partially offset by a decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR, the recent issuance of CLOs at lower rates and more favorable terms on warehouse debt.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due a 37% increase in the sales margin from 1.45% to 1.99%, as a result of higher margins on Private Label and SFR loan sales, and a 4% increase ($161.5 million) in loan sales volume.

The decrease in income from MSRs was primarily due to a 12% decrease in the MSR rate from 2.42% to 2.12%, largely offset by a 13% increase in loan commitment volume. The decrease in the MSR rate was primarily due to lower Fannie Mae loan commitments, which carry a higher servicing fee.

The increase in servicing revenue, net was primarily due to the growth in our servicing portfolio.

Other Revenue

The losses on derivative instruments in both 2021 and 2020 were primarily from our Agency Business and were predominantly from losses recognized on our Swaps held in connection with our Private Label loans.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increases in headcount and incentive compensation as a result of the portfolio growth in both business segments, as well as commissions in our Agency Business in connection with higher loan sales volume and sales margins.

The increase in selling and administrative expenses was primarily due to higher rent expense in both business segments. Administrative expenses were also lower in 2020 as a result of the COVID-19 pandemic due to travel restrictions and fewer events. We also recorded a $2.5 million litigation settlement related to a hotel property that we sold in the third quarter of 2020.

The decreases in both provision for loss sharing and provision for credit losses were primarily due to the reversal of CECL reserves in both business segments in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in both periods was deferred financing fees recognized in connection with the unwind of CLOs, along with a loss recognized in connection with the unwind of the Luxembourg commercial real estate debt fund in 2020.

Gain (loss) on Sale of Real Estate

The gain recorded in 2021 was from the sale of a repurchased Fannie Mae loan. The loss recorded in 2020 was from a hotel property we sold in September 2020.

Income from Equity Affiliates

Income from equity affiliates in 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $32.7 million and $56.1 million, respectively. The income from this investment was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the nine months ended September 30, 2021, we recorded a tax provision of $33.4 million, which consisted of current and deferred tax provisions of $22.7 million and $10.7 million, respectively. In the nine months ended September 30, 2020, we recorded a tax provision of $15.5 million, which consisted of a current tax provision of $20.7 million and a deferred tax benefit of $5.2 million. The increase in the tax provision was primarily due to an increase in pre-tax income from our Agency Business, partially offset by lower income generated from our investment in a residential banking business in 2021, compared to 2020.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D and E preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,325,095 OP Units and 17,632,371 OP Units outstanding as of September 30, 2021 and 2020, respectively, which represented 10.2% and 13.2% of our outstanding stock at September 30, 2021 and 2020, respectively.

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

We had approximately $8.58 billion in total structured debt outstanding at September 30, 2021. Of this total, approximately $6.28 billion, or 73%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2022, or later. The remaining $2.30 billion of debt is in warehouse and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

In addition to our ability to extend our warehouse and repurchase facilities, we have approximately $800 million in cash and available liquidity as well as other liquidity sources, including our $26.21 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $120 million per year in recurring cash flow.

At September 30, 2021, we had $65.1 million of securities financed with $32.2 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows used in operating activities were $0.4 million during the nine months ended September 30, 2021 as net income of $251.4 million was substantially offset by net cash outflows of $227.9 million as a result of loan originations exceeding loan sales in our Agency Business, as well as certain other non-cash net income adjustments.

Cash flows used in investing activities totaled $3.76 billion during the nine months ended September 30, 2021. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $5.17 billion, net of payoffs and paydowns of $1.35 billion, resulted in net cash outflows of $3.83 billion.

Cash flows provided by financing activities totaled $4.17 billion during the nine months ended September 30, 2021 and consisted primarily of net proceeds of $2.21 billion from CLO activity, net cash inflows of $1.17 billion from debt facility activities (financed loan originations were greater than facility paydowns) and $1.15 billion of proceeds from the issuance of common and preferred stock and senior unsecured notes, partially offset by $161.4 million of distributions to our stockholders and OP Unit holders and $92.8 million for the redemption of preferred stock.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements as of September 30, 2021. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $17.0 million of cash collateral. See Note 13 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	September 30, 2021
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$3,651,149	$2,301,103	$1,350,046	2021 - 2024
Collateralized loan obligations (3)	4,743,580	4,743,580	—	2021 - 2026
Senior unsecured notes	1,115,750	1,115,750	—	2023 - 2027
Convertible senior unsecured notes	264,000	264,000	—	2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	9,928,815	8,578,769	1,350,046

Agency Business
Credit and repurchase facilities (4)	2,301,259	1,104,129	1,197,130	2021 - 2022
Consolidated total	$12,230,074	$9,682,898	$2,547,176
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2021.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

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

	Quarterly		Maximum
	Average	End of Period	UPB at Any
Quarter Ended	UPB	UPB	Month-End

September 30, 2021	$3,191,129	$3,409,598	$3,409,598
June 30, 2021	2,327,114	3,405,232	2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160
December 31, 2020	1,939,759	2,238,722	2,238,722
September 30, 2020	1,406,219	1,454,419	1,454,419

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At September 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations. During the nine months ended September 30, 2021, the following significant changes were made to our contractual obligations disclosed in our 2020 Annual Report: (1) closed three CLOs issuing $2.57 billion of investment grade notes; (2) unwound a CLO redeeming $356.2 million of outstanding notes; (3) issued $270.0 million of 4.50% senior unsecured notes; (4) issued $175.0 million of 5.00% senior unsecured notes; and (5) entered into new and modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments as of September 30, 2021.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2020 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2021, there were no material changes to these policies.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income attributable to common stockholders	$72,804	$81,997	$211,409	$66,778
Adjustments:
Net income attributable to noncontrolling interest	8,347	13,836	26,806	11,012
Income from mortgage servicing rights	(32,453)	(42,357)	(95,688)	(96,708)
Deferred tax provision (benefit)	6,256	3,853	10,692	(5,172)
Amortization and write-offs of MSRs	23,757	15,456	62,088	48,739
Depreciation and amortization	2,705	2,867	8,137	8,731
Loss on extinguishment of debt	—	—	1,370	3,546
Provision for credit losses, net	(9,867)	(11,137)	(18,210)	79,144
Loss on derivative instruments, net	1,492	753	1,484	44,113
Stock-based compensation	2,612	1,854	7,986	7,286
Loss on redemption of preferred stock	—	—	3,479	—
Distributable earnings (1)	$75,653	$67,122	$219,553	$167,469
Diluted distributable earnings per share (1)	$0.47	$0.50	$1.44	$1.26
Diluted weighted average shares outstanding (1)	160,270,905	133,997,087	152,691,461	132,401,315
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2020 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2020. The following table projects the potential impact on interest for a 12-month period, assuming an instantaneous increases of 25 basis points and 50 basis points in LIBOR (in thousands). Since LIBOR rates were close to zero at September 30, 2021, we have excluded the impact of a decrease in LIBOR.

	Assets (Liabilities)	25 Basis	50 Basis
	Subject to Interest	Point	Point
	Rate Sensitivity (1)	Increase	Increase

Interest income from loans and investments	$9,169,007	$7,281	$20,062
Interest expense from debt obligations	(8,578,769)	15,722	33,220
Impact to net interest income		(8,441)	(13,158)
Interest from cash, restricted cash and escrows (2)	2,734,778	6,837	13,674
Net change to interest		$(1,604)	$516
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	The interest rates on these balances are not indexed to LIBOR and are negotiated periodically with each corresponding bank based on certain benchmark rates, therefore, these amounts are provided for illustrative purposes only since the actual amounts earned could be materially different from the amounts provided.

Based on our structured loans and investments and corresponding debt as of September 30, 2021, increases in LIBOR of 0.25% and 0.50% would decrease our annual net interest income as a result of LIBOR floors on a portion of our loan portfolio that are above LIBOR as of September 30, 2021, which would limit the effect of an increase on interest income. Conversely, these LIBOR floors would reduce the impact on interest income from decreases in LIBOR, which would result in increases to net interest income.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans until the time they are securitized and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 25 basis point and a 50 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at September 30, 2021 would have resulted in a gain of $4.4 million and $8.7 million, respectively, in the nine months ended September 30, 2021, while a 25 basis point and a 50 basis point decrease in the rates would have resulted in a loss of $4.5 million and $9.1 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.2 million as of September 30, 2021, while a 100 basis point decrease would increase the fair value by $17.2 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 13.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2020 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. (1)

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. (2)

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc. (3)

3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock. (4)

3.5	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock (5)

3.6	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (6)

3.7	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate (7)

4.1	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate (8)

4.2	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (9)

10.1

Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. (10)

10.2

First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.

10.3

Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2021, filed on October 29, 2021, formatted in Inline Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

In accordance with Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments with respect to long-term debt of the registrant have been omitted but will be furnished to the Securities and Exchange Commission upon request.

(1) Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended filed November 13, 2003.

(2) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 7, 2007.

(3) Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.

(4) Incorporated by reference to Exhibit 3.7 on Form 8-A filed June 2, 2021.

(5) Incorporated by reference to Exhibit 3.5 on Form 8-A filed August 11, 2021.

(6) Incorporated by reference to Exhibit 3.6 on Form 8-A filed October 12, 2021.

(7) Incorporated by reference to Exhibit 4.1 on Form 8-A filed June 2, 2021.

(8) Incorporated by reference to Exhibit 4.1 on Form 8-A filed August 11, 2021.

(9) Incorporated by reference to Exhibit 4.1 on Form 8-A filed October 12, 2021.

(10) Incorporated by reference to Exhibit 10.2 on Form S-4 (No. 333-257494) filed June 28, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: October 29, 2021	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: October 29, 2021	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer