Form 10-K
period 2021-12-31
ARBOR REALTY TRUST INC
filed 2022-02-18
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900, Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)
(Registrant’s telephone number, including area code): (516) 506-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABR	New York Stock Exchange
Preferred Stock, 6.375% Series D Cumulative Redeemable, par value $0.01 per share	ABR-PD	New York Stock Exchange
Preferred Stock, 6.25% Series E Cumulative Redeemable, par value $0.01 per share	ABR-PE	New York Stock Exchange
Preferred Stock, 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable, par value $0.01 per share	ABR-PF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2021 (computed based on the closing price on such date as reported on the NYSE) was $2.43 billion. As of February 11, 2022, the registrant had 152,112,931 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), to be filed on or before April 30, 2022 are incorporated by reference into Part III of this report.

i

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I

Item 1. Business

In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as “Arbor,” “we,” “us,” “our,” or the “Company” unless we specifically state otherwise, or the context indicates otherwise.

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and, originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization (“APL certificates”).

Substantially all our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.

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

Investment Strategy

The financing of multifamily, senior housing, healthcare, SFR and other diverse commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and GSE/agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of borrowers through fully integrated, comprehensive product offerings. We employ the following investment strategies:

Provide Customized Financing. We provide a suite of comprehensive customized financing solutions to meet the various needs of borrowers. We target borrowers whose options may be limited by conventional bank financing, have demonstrated a history of enhancing the value of the properties they operate and who may benefit from the customized financing solutions we offer.

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

Through our Structured Business, we offer the following investment types:

Bridge Financing. We offer bridge financing products to borrowers who are typically seeking short-term capital to use in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is in a recovering market. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value without encumbering it with restrictive, long-term debt that may not reflect optimal leverage for a non-stabilized property.

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

SFR Portfolio Financing. We offer various financing products to borrowers who are looking to acquire conventional, workforce and affordable single-family housing. These borrowers are usually looking to purchase properties to hold for the long-term with permanent financing or acquire investments to develop with bridge, build-to-rent or line of credit financing options.

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

SFR Fixed Rate. We underwrite, originate and service long-term permanent fixed rate loans on SFR properties. The loans are subsequently sold to third party investors while retaining mortgage servicing.

We retain the servicing rights and asset management responsibilities on substantially all Agency Business loans.

Other Investment Opportunities

Real Property. We have, and may in the future, obtain real estate by foreclosure, through partial or full settlement of mortgage debt related to our loans. We may identify such assets and initiate an asset-specific plan to maximize the value of the investment, which may include appointing a third-party property manager, renovating the property, leasing or increasing occupancy, or selling the asset. As such, these transactions may require the use of additional capital prior to completion of the specific plan.

Debt Securities. We have, and may in the future, invest in bond securities, such as those issued by Freddie Mac SBL securitizations from loans originated under the Freddie Mac SBL program and SFR bonds. These securities are generally carried at cost and are often purchased at a discount to their face value, which is accreted into interest income, if deemed collectable, over the expected remaining life of the related security as a yield adjustment.

Structured Business Portfolio Overview

Product type and asset class information about our loan and investment portfolio as of December 31, 2021 is as follows ($ in thousands):

					Wtd. Avg.
				Wtd. Avg.	Remaining Months
Type	Asset Class	Number	Unpaid Principal	Pay Rate (1)	to Maturity
Bridge Loans	Multifamily	384	$10,800,896	4.15%	24.6
	Single-Family Rental	120	408,246	4.80%	23.8
	Land	8	189,613	2.95%	0.7
	Healthcare	5	146,969	7.62%	7.5
	Office	3	72,390	1.89%	7.8
	Student Housing	2	56,800	5.40%	15.7
	Hotel	2	45,716	3.60%	5.2
	Other	4	30,080	5.12%	22.1
		528	11,750,710	4.19%	23.8
Mezzanine Loans	Multifamily	33	165,001	7.70%	74.1
	Land	3	48,832	6.28%	0.7
	Retail	3	9,545	6.13%	33.4
		39	223,378	7.32%	56.3
Preferred Equity	Multifamily	6	116,014	6.62%	45.1
	Other	5	39,499	2.50%	17.3
		11	155,513	5.57%	38.0
Other	Single‑Family Rental	2	29,394	4.63%	48.1
Total		580	$12,158,995	4.26%	24.6
(1)	“Weighted Average Pay Rate” is a weighted average, based on each loan’s unpaid principal balances (“UPB”), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 4.62%.

Asset class and geographic concentration information for our loan and investment portfolio as of December 31, 2021, is as follows ($ in thousands):

			Geographic
Asset Class	UPB	Percentage	Concentrations	UPB	Percentage
Multifamily	$11,081,911	91%	Texas	$2,359,155	19%
Single-Family Rental	437,640	4%	Florida	1,518,415	12%
Land	246,545	2%	New York	1,155,973	9%
Healthcare	146,969	1%	Georgia	1,153,399	9%
Office	80,589	1%	Maryland	684,168	6%
Student Housing	78,300	1%	North Carolina	537,844	4%
Hotel	45,716	< 1%	Other (1)	4,750,041	41%
Other	41,325	< 1%	Total	$12,158,995	100%
Total	$12,158,995	100%
(1)	No other individual state represented 4% or more of the total.

The overall yield on our loan and investment portfolio in 2021 was 5.18% on average assets of $8.24 billion, which was computed by dividing the interest income earned during 2021 by the average assets during 2021. Our cost of funds in 2021 was 2.79% on average borrowings of $6.96 billion, which was computed by dividing the interest expense incurred during 2021 by the average borrowings during 2021. As of December 31, 2021, our loan and investment portfolio were comprised of 96% floating rate loans and 4% fixed rate loans.

We also own unconsolidated investments in equity affiliates totaling $89.7 million, which consists primarily of a joint venture formed to invest in a residential mortgage banking business and an investment in a multifamily-focused commercial real estate investment fund.

Agency Business Lending and Servicing Overview

One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs, as well as our SFR fixed rate product, are generally sold within 60 days from the loan origination date, while our Private Label loans are pooled and generally expected to be sold and securitized within 180 days of loan origination. Our loan activity in 2021 was comprised of originations totaling $6.41 billion, sales totaling $6.42 billion and commitment volume totaling $6.35 billion. Our gains and fees as a percentage of our loan sales volume (“sales margin”) was 192 basis points for 2021.

We also retain the mortgage servicing rights (“MSRs”) on substantially all the loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume (“MSR rate”) was 205 basis points for 2021.

Product and geographic concentration information about our Agency Business servicing portfolio as of December 31, 2021 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
					Wtd. Avg.
				Wtd. Avg.	Life of
			Percent	Servicing Fee	Servicing		UPB
	Loan		of	Rate	Portfolio		Percentage
Product	Count	UPB (1)	Total	(basis points)	(years)	State	of Total
Fannie Mae	2,710	$19,127,397	71%	53.5	8.0	Texas	12%
Freddie Mac	1,317	4,943,905	18%	27.1	9.3	New York	11%
Private Label	102	1,711,326	6%	20.0	8.3	North Carolina	9%
FHA	90	985,063	4%	15.4	21.0	California	8%
SFR - Fixed Rate	45	191,698	1%	20.0	6.5	Georgia	6%
Total	4,264	$26,959,389	100%	44.9	8.8	Florida	6%
						New Jersey	6%
						Other (2)	42%
						Total	100%
(1)	Excludes loans in which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

Operations

The following describes our lending and investment process for both our Structured and Agency Businesses.

Origination. We have a network of sales and support offices in California, Florida, Georgia, Indiana, Maryland, Massachusetts, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Texas that staff approximately 28 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office can offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

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

●	The borrower and each person directing a borrowing entity’s activities (a “key principal”), including a review of their experience, credit, operating, bankruptcy and foreclosure history;
●	Historic and current property revenues and expenses;
●	Potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;
●	The property’s location, its attributes and competitive position within its market;
●	Proposed ownership structure, financial strength and real estate experience of the borrower and property management;
●	Third-party appraisal, environmental review, flood certification, zoning and engineering studies;
●	Market assessment, including property inspection, review of tenant lease files, surveys of comparable properties and an analysis of area economic and demographic trends;
●	Review of an acceptable mortgagee’s title policy and an “as built” survey;
●	Construction quality of the property to determine future maintenance and capital expenditure requirements;
●	The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and
●	For any application for one of our Agency products, we will underwrite the loan to the relevant agency or Company guidelines.

All our Fannie Mae loans are subject to credit committee and management review and approval in accordance with our policies and procedures, and loans of $50.0 million and greater are subject to modified risk-sharing in accordance with Fannie Mae requirements. We also rely heavily on loan surveillance and credit risk management. We have a dedicated group of employees whose sole function is to monitor and analyze loan performance from closing to payoff, with the primary goal of managing and mitigating risk within the Fannie Mae portfolio.

We continuously refine our underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

Investment Approval Process. We apply an established investment approval process to all loans and other investments proposed for our Structured Business before submitting each proposal for final approval. A written report is generated for every loan or other investment that is submitted to our credit committee for approval, which consists of our chief executive officer, chief credit officer and executive vice president of structured finance. The report includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. The report also includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. All transactions require the approval of the majority of the members of our credit committee. Following the approval of a transaction, our underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform to lending requirements established for that particular transaction.

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

Our Structured Business investments are financed primarily by collateralized loan obligations (“CLOs”) and credit and repurchase facilities with institutional lenders. We also finance the business through public and private offerings of our equity and debt, including senior and convertible debt instruments and common stock or preferred stock, when it appears advantageous to do so.

Our Agency Business finances loan originations with several committed and uncommitted warehouse credit facilities on a short-term basis, as these loans are generally transferred or sold within 60 days from the loan origination date. We also meet a significant portion of our restricted liquidity requirements and purchase and loss obligations with Fannie Mae and Freddie Mac through letters of credit issued by a financial institution.

Credit Risk Management Policy. We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We, including our chief credit officer and our asset management group, review and monitor credit risk and other risks of loss associated with each investment. In addition, within our primary business line of financing multi-family assets, we seek to diversify our portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. Our Board of Directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and credit risk exposure. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is worthwhile.

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

Conflicts of Interest Policies. We, our executive officers, and Arbor Commercial Mortgage, LLC (“ACM”) face conflicts of interests because of our relationships with each other and the way in which our business is structured. ACM has approximately 8% of the voting interest in our stock as of December 31, 2021. Our chairman and chief executive officer is also the chief executive officer of ACM, beneficially owns approximately 35% of the outstanding membership interests of ACM and controls all voting interests in ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. In addition, our general counsel, chief financial officer and our treasurer also perform similar roles for ACM. Our chief executive officer, one of our directors and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.

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

Compliance with Federal, State and Local Environmental Laws

Properties that we may acquire directly or indirectly through partnerships, and the properties underlying our structured finance investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that acquires ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We endeavor to ensure these properties are complying in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

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

We compete based on quality of service, relationships, loan structure, terms, pricing, and industry experience, including the knowledge of local and national commercial real estate market conditions, loan product expertise and the ability to analyze and manage credit risk. Our competitors also seek to compete aggressively based on these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate our industry knowledge and experience, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE/HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors or enhance the competitive strength of our existing competitors.

Although we believe we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter increased competition in the future that could limit our ability to compete effectively.

Human Capital

At December 31, 2021, we employed 579 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

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

Our compensation and benefit programs aim to attract, retain, and motivate employees to achieve superior results. We provide employee wages that are competitive and consistent with employee positions, skill levels, knowledge, and location. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon promotion and/or internal transfer. All employees are eligible for health insurance including mental health coverage, prescription drug benefits, dental and vision insurance, flexible spending accounts, paid and unpaid leaves, disability/accident coverage and participation in a 401K plan. We have also implemented a flexible telecommuting policy, which allows eligible employees to work remotely for up to two days per week.

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

Corporate Governance and Internet Address

Our internet address is www.arbor.com. All our filings with the Securities and Exchange Commission (“SEC”) are made available free of charge through our website, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the key committees of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

Item 1A. Risk Factors

Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected, and the value of our common stock could decline. The risk factors listed below should not be considered an all-inclusive list. New risk factors emerge periodically, and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on our Structured and Agency Businesses.

Risk Factor Summary

Risks Related to Our Business. The COVID-19 pandemic, the measures intended to prevent its spread and those government actions intended to mitigate its economic impact have had, and may continue to have, adverse effects, some of which may be material, on our business, results of operations and financial condition.

An economic slowdown, a lengthy or severe recession, declining real estate values, or changes in interest rates, including the continued transition from LIBOR, could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate and/or we experience a turbulent economic environment, we will likely: (i) experience increases in loan loss reserves and other impairments; (ii) encounter difficulty estimating loan loss reserves; and (iii) experience a decline in loan repayments. If we are unable to invest excess capital on acceptable terms, or at all, it would likely result is a declining portfolio and would adversely affect the returns from our investments and our operating results.

The real estate investment business is highly competitive, and our success depends on our ability to compete, including attracting and retaining qualified loan originators to grow and maintain our relationships with key customers and with the GSEs, U.S. Department of HUD and institutional investors.

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

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

A significant portion of our Agency Business's revenue is derived from loan servicing fees. Any declines in the value of our servicing portfolio, including agreement terminations from breaches of servicing agreements, or a reduction in the fees paid for servicing the loans could have a material adverse effect on our results of operations and liquidity.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

Risks Related to Our Financing and Hedging Activities. We finance a significant amount of our loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings. These vehicles may contain restrictive covenants and may require us to provide additional collateral or repurchase assets if the value of pledged assets, some of which we guarantee, decline in value. If we are unable to acquire eligible investments, find suitable replacement investments and access financing sources on favorable terms, or at all, we may not be able to obtain the level of leverage necessary to optimize our return on investment and cash available for distribution to our stockholders may decline.

In certain circumstances, we employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including interest rate swaps, caps, floors and other derivative products. Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected by our hedging strategies. Hedging instruments involve risks and costs, and could expose us to contingent liabilities in the future.

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

The changes and effects of government regulation, including the Investment Advisors Act and our exemption from the Investment Company Act, could negatively impact the market value of loans or increase our costs, which could materially and adversely affect our financial results.

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

Risks Related to Our Corporate and Ownership Structure. Our charter generally does not permit ownership in excess of 5% of our capital stock and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors. This, along with our staggered board and other provisions of our charter and bylaws, could discourage a change of control of us. In addition, we may be significantly influenced by ACM and our chief executive officer as a result of their beneficial ownership.

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

General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (i) volatility in our stock price; (ii) losses of key personnel with long standing business relationships; (iii) adverse resolutions of lawsuits; (iv) future terrorist attacks; and (v) changes to laws and regulations , including environmental, social and governance matters.

Risks Related to Our Business

The COVID-19 pandemic, the measures intended to prevent its spread and those government actions intended to mitigate its economic impact have had, and may continue to have, adverse effects, some of which may be material, on our business, results of operations and financial condition.

The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economies, as well as volatility and negative pressure in equity, credit and mortgage markets. The outbreak has led the federal and state governments to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The impact of the pandemic and measures taken to prevent its spread and limit the economic impact of the pandemic have negatively impacted us and could further negatively impact our business, perhaps in a material manner.

More particularly, the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are as follows:

●	During the onset of the pandemic, we experienced, and may experience in the future:
o	declines in the value of our assets, including our loan and securities portfolios, which could result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets;
o	an increase in payment delinquencies from our borrowers resulting in additional credit losses; and
o	an increase in the cost to obtain financing and other adverse effects of obtaining financing under terms and conditions that are less favorable to us, and if conditions worsen, could prevent us from obtaining financing at all;
●	In the event of any forced sales of the securities and other assets that secure our repurchase and other financing arrangements, such sales may be on terms less favorable to us than might otherwise be available under normal conditions, which could result in losses;
●	Disruptions in the credit markets may negatively impact our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations; and
●	To the extent conditions worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

Since the current expected credit loss (“CECL”) methodology for the recognition of credit losses estimates losses for the life of our investment, our financial results may be negatively affected when weak or deteriorating economic conditions are forecasted, which generally results in increases in credit losses under CECL. As a result of factoring in the COVID-19 pandemic to the forecasts used to estimate our credit losses, we incurred significant provision expense for credit losses in 2020, followed by reversals of provision expense in 2021, and we may experience increased volatility in our future provisions for credit losses.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in this ''Risk Factors'' section. There are no comparable recent events that provide guidance as to the effect of COVID-19 as a global pandemic may have, other than what has transpired to date, and as a result, its ultimate impact on our operations and financial results remains highly uncertain and subject to change.

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

The COVID-19 pandemic may impact the health and operational efficiencies of our employee base and strain our interactions with our customers.

The possible adverse effects of the pandemic on our workforce and interactions with our customers include:

●	The COVID-19 pandemic may adversely impact the continued availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel;
●	If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the adverse impact on our business could be material; and
●	At the beginning of the COVID-19 pandemic, and in some cases we still, have shifted in-person customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. This could adversely affect our customers’ ability or willingness to purchase our offerings.

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

We perform a quarterly evaluation of our loans to determine whether an impairment charge is necessary and adequate to absorb probable losses. The valuation process requires certain estimates and judgments, which are more difficult to make during a period in which available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on several factors, including projected cash flows from the collateral securing our loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for refinancing by other lenders and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

We may be unable to invest excess capital on acceptable terms, or at all, which would adversely affect our operating results.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we do identify. In addition, the investments that we fund with our capital may not produce a satisfactory return on capital, which would adversely affect our operating results.

A declining portfolio could adversely affect the returns from our investments.

Conditions in the capital markets could lead to a reduction in our loan and investment portfolio. If we do not have the opportunity to originate quality investments to replace loans that are repaid, it will likely result in reduced returns from our investments.

Changes in interest rates and the continued transition from LIBOR could have an adverse effect on our net investment income.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in 2018. On July 29, 2021, ARRC formally announced that it recommends the forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement to continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.

Providing some clarification, in November 2020, the ICE Benchmark Administration (“IBA”) announced that it will consult on its intentions to cease the publication of one week and two month USD LIBOR following the LIBOR publication on December 31, 2021, and to cease the publication of the remaining USD LIBOR settings following the LIBOR publication on June 30, 2023, effectively extending the transition timeline. On or around the same date, the Federal Reserve, along with the Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued supervisory guidance encouraging financial institutions to cease entering into new contracts that are indexed off USD LIBOR by December 31, 2021. Our revolving credit facilities include provisions addressing the future discontinuation of LIBOR that are broadly consistent with the approach recommended by the ARRC. Such provisions provide for a transition, upon the occurrence of certain triggers, to a SOFR-based interest rate or, under certain circumstances, interest rates based on another benchmark to be determined, together in each case with certain spread adjustments and other changes necessary to implement such replacement benchmark. We will continue to follow industry announcements made by the Federal Reserve, ARRC, and IBA to secure appropriate guidance, To best prepare for the transition, we have formed an internal task force to oversee the coordination of our transition from LIBOR, which includes evaluating and mitigating the risks associated with the transition. Key areas of focus for the task force include managing the transition for legacy transactions, updating agreements and contracts that use LIBOR as a reference rate, modifying policies and procedures to account for the transition, communicating with our internal and external stakeholders, and preparing for the risks associated with transitioning from LIBOR to a successor reference rate. Notwithstanding our efforts, the transition away from LIBOR may ultimately have a material adverse effect on our business, financial condition and results of operations, including the result of changes in interest rates payable to us by our borrowers or payable by us to our lenders.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key customers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

We depend on our loan originators to generate new loans by developing relationships with commercial property owners, real estate agents and brokers, which leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and we may incur increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate, or retain a sufficient number of skilled loan originators, or even if we are successful but at higher costs, we could be materially and adversely affected.

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

We may invest in junior participation loans which may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

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

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including fires and other casualties, natural disasters, acts of war and/or terrorism, adverse economic conditions, local real estate conditions (such as an oversupply of similar properties), changes or continued weakness in specific industry segments, construction quality, construction cost, age and design, demographic factors, retroactive changes to building or similar codes, increases in operating expenses (such as energy costs) and other factors that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment. In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could negatively impact our operating results.

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

Our ability to manage our structured portfolio of loans and investments may be limited by the form in which they are made. For example, our investments may be subject to rights of senior lenders and servicers under inter-creditor or servicing agreements whose interests may not be aligned with ours. We may co-invest with third parties through participation agreements, partnerships, joint ventures or other entities, and we may have limited control rights. We may rely on independent third-party management or strategic partners with respect to the management of an asset. In such event, we may not be able to exercise sufficient control over the loan or investment and the risks associated therewith. Further, a third-party partner may have financial difficulties that impact our asset or may have economic or business objectives which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners.

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

Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae's prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can increase our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2021, the Agency Business had pledged $63.7 million in restricted liquidity as collateral against future losses under $19.13 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. As of December 31, 2021, the Agency Business's allowance for loss-sharing balance was $56.1 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a to default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. As of December 31, 2021, this requirement totaled $63.7 million and was satisfied with a $45.0 million letter of credit issued to Fannie Mae by one of our lenders and $18.7 million of cash collateral. Our current letter of credit facility expires in September 2023. The facility is collateralized by the cash flow generated from the Agency Business's Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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

A reduction in the fees paid for servicing the loans of our Agency Business or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

The Agency Business's results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans , lower their servicing fees or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae originations, loans are generally sold as Fannie Mae insured securities to third-party investors. For HUD originations, loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

In the event of a breach of any representation or warranty, investors could, among other things, require us to repurchase the loan or seek indemnification for losses or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because many such representations and warranties are based on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from such third parties that would serve as a claim against them. Even if we receive representations and warranties from such third parties or the borrower, our ability to recover on any such claim may be dependent, in part, upon the financial condition and liquidity of such third-party or the borrower. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

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

We finance our Structured Business loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings. We finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our access to these sources of funding can be impacted by conditions in the financing markets that are beyond our control, including lack of liquidity and wider credit spreads, which we have experienced in the past. If these conditions deteriorate, there can be no assurance that any existing agreements will be renewed or extended at expiration and alternative sources of financing may not be available or may not accommodate our needs. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

We may guarantee the performance of the obligations of our subsidiaries, including credit and repurchase facilities, derivative agreements and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital invested in our subsidiary and there is no assurance that we will have sufficient capital to cover any such losses.

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

Securitization transactions also require us to prepare marketing and disclosure materials, including term sheets, offering documents, and prospectuses, that include disclosures regarding the proposed securitization and the assets being securitized. If our marketing and disclosure materials are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state law for damages to third parties that invest in these securitizations, including in circumstances where we relied on a third-party in preparing accurate disclosures, and we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we may retain various third-party service providers when we engage in securitization transactions, including special servicers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against claims and losses they may suffer in connection with the provision of services to us and/or the securitization vehicle. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

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

Our current investment strategy for our Structured Business emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index, allowing this portion of our portfolio to be insulated from changes in value due to changes in interest rates. Fixed rate investments, however, may experience changes in value as interest rates change. The majority of our interest-earning assets and interest-bearing liabilities in our Structured Business have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including interest rate swaps, caps, floors and other derivative products, however, no strategy can completely insulate us from the risks associated with interest rate changes. Hedging involves certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot give assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, hedges which are not highly correlated (and appropriately designated and documented as cash flow hedges) with a variable rate financing will impact our reported income as marked-to-market gains and losses will be recorded on our statement of income.

Hedging instruments may not be guaranteed by an exchange or its clearing house and involve risks and costs.

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

Our Agency Business is subject to federal, state and local laws and regulations, and the regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires the Agency Business to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae also requires its DUS lenders to maintain collateral, which may include pledged securities, for their risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

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

The effects of government regulation could negatively impact the market value of loans.

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

Conservatorships of the GSEs

The Federal Housing Finance Agency (“FHFA,”) the GSEs' regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs' assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether they will continue to exist following conservatorship. In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of “contraction” of the GSEs' multifamily businesses to “maintaining” the businesses.

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

In October 2021, the FHFA announced that its 2022 loan origination caps for Fannie Mae and Freddie Mac will be $78 billion for each enterprise for a total opportunity of $156 billion (the “2022 Caps”), which has increased from its 2021 loan origination caps of $70 billion for each enterprise. The 2022 Caps will continue to apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. The FHFA will also require at least 25% be affordable to residents at or below 60% of area median income for 2022, up from 20% in 2021. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Cybersecurity Risks

If we are unable to safeguard against cybersecurity breaches and cyber-attacks with respect to our information systems, our business may be adversely affected.

Cybersecurity incidents and cyber-attacks, which include malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could penetrate our security systems and access sensitive information about our business and employees. Any misappropriation, loss or unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our borrowers, employees, third parties and investors. We could also incur significant costs in implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could become subject to litigation from any cybersecurity breach. We have not experienced any material misappropriation, loss or unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, a cybersecurity breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

Risks Related to Our Corporate and Ownership Structure

We may be significantly influenced by ACM and our chief executive officer.

Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 8% of the voting power of our outstanding stock as of December 31, 2021. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 8% of the voting power of our outstanding stock as of December 31, 2021. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

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

Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2022, 2023 and 2024, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Furthermore, certain provisions of the recently enacted legislation, including the CARES Act and the Consolidated Appropriations Act, may still require guidance through the issuance of treasury regulations in order to assess their full scope and impact to us. There may be a substantial delay before the issuance of such treasury regulations, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be further technical corrections legislation proposed with respect to the provisions of the recently enacted legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders.

The Biden administration and the members of Congress have been negotiating its tax and economic policy bill that would affect both individual and business taxes. As the scope of the tax and economic provisions previously proposed in the Build Back Better Act reconciliation bill currently remain uncertain and are subject to further negotiations by policy makers, we cannot determine how such proposals and the ensuing legislation, if any, would impact us or our stockholders.

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

The adverse resolution of litigation brought against us or any of our assets could have a material adverse effect on our financial condition and results of operations. See Note 14 for information on current litigation.

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

Environmental, social and governance matters may cause us to incur additional costs, make personnel changes, and affect the attractiveness of our stock to investors.

Shareholder, public and governmental expectations and pressure have been increasing with respect to corporate responsibility, sustainability, diversity and inclusion and other environmental, social and governance (“ESG”) matters. Shareholder advisory services and other organizations have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare our ESG performance with that of others in our industry. These ratings systems frequently change, and scores are often based on a relative ranking which may cause our scores to deteriorate if peer rankings improve. In addition, current shareholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other stakeholders, or if we are unable to achieve acceptable ESG ratings from third party rating services. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation or threats thereof.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal corporate offices are located in leased space at 333 Earle Ovington Boulevard, Uniondale, New York, 11553.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than the litigation described in Note 14 of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 9, 2022, there were 124,721 record holders of our common stock, including persons holding shares in broker accounts under street names.

We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our REIT-taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table presents information as of December 31, 2021, regarding the 2020 Amended Omnibus Stock Incentive Plan, as amended and restated (the “2020 Plan”), which is our only equity compensation plan.

	Number of Securities	Weighted Average	Number of
	to be Issued Upon	Exercise Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding Options,	Options, Warrants	Available for
Plan Category	Warrants and Rights	and Rights	Future Issuance
Equity compensation plans approved by security holders:
2020 Plan	0	N/A	4,215,695
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	N/A	4,215,695

Stockholder Return

The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the NAREIT Mortgage REITs Index for the five-year period from December 31, 2016 to December 31, 2021. The graph assumes a $100 investment on January 1, 2017 and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from S&P Global Market Intelligence.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Arbor Realty Trust, Inc.	100.00	126.60	164.64	255.51	281.17	392.01
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
FTSE NAREIT All REITs Index	100.00	109.27	104.79	134.20	126.33	176.71
FTSE NAREIT Mortgage REITs Index	100.00	119.79	116.77	141.67	115.09	133.08

In accordance with SEC rules, this “Stockholder Return” section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the sections of this report entitled “Forward-Looking Statements” and“Risk Factors,” along with the historical consolidated financial statements including related notes, included in this report.

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and certificates of the securitization.

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

COVID-19 Impact. The global outbreak of COVID-19 has forced many countries, including the U.S., to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, the impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.

Significant Developments During 2021

Capital Markets Activity.

●	We raised $1.13 billion of capital through issuances of senior unsecured debt and common stock issuances through public offerings and our “At-The-Market” equity offering sales agreement. We used $55.5 million of the net proceeds to purchase common stock and operating partnership units (“OP Units”) from our chief executive officer, ACM and certain of its members and certain other executive officers of ours; and
●	We raised $556.4 million of capital through the issuances of Series D, E and F preferred shares with a weighted average rate of 6.34% and we used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock which had a weighted average rate of 8.14%.

Financing Activity.

●	We closed four collateralized securitization vehicles (CLO 14, 15, 16 and 17) totaling $5.20 billion of real estate related assets and cash, of which $4.28 billion of investment grade notes were issued to third-party investors and $471.3 million of below investment-grade notes and a $447.2 million equity interest in the portfolio were retained by us;
●	We closed two Private Label securitizations totaling $985.1 million and retained the most subordinate certificates totaling $85.7 million; and
●	Completed the unwind of CLO 9 and 11, redeeming $889.2 million of outstanding notes which were repaid from refinancing the remaining assets within our existing financing facilities (including CLO 14 and 17) and cash held by CLO 9 and 11.

Structured Business Activity.

●	Grew our structured loan and investment portfolio 122% to $12.16 billion on loan originations totaling $9.72 billion, partially offset by loan runoff totaling $2.52 billion; and
●	Recorded income of $34.6 million and received $28.0 million of cash distributions from our residential mortgage business joint venture.

Agency Business Activity.

●	Loan originations and sales totaled $6.41 billion and $6.42 billion, respectively; and
●	Grew our fee-based servicing portfolio 9% to $26.96 billion.

Dividend. We raised our quarterly common dividend to $0.37 per share, our seventh consecutive quarterly increase.

Subsequent Events. During February 2022, we closed the following transactions:

●	We closed a collateralized securitization vehicle (CLO 18) totaling $2.05 billion, of which $1.65 billion of investment grade notes were issued to third-party investors and $210.1 million of below investment-grade notes and a $187.1 million equity interest in the portfolio were retained by us;
●	We closed a Private Label securitization totaling $489.3 million and retained the most subordinate certificates totaling $43.4 million; and
●	Raised $72.6 million from the issuance of an additional 3,100,000 shares of our Series F preferred shares.

Current Market Conditions, Risks and Recent Trends

As discussed throughout this report, the COVID-19 pandemic continues to impact the global economy in unprecedented ways, swiftly halting activity across many industries, and continuing to cause significant disruption and liquidity constraints in many market segments, including the financial services, real estate and credit markets. The impact of COVID-19 on companies continues to evolve, the full extent of which will depend on future developments, including, among other factors, the emergence of new variants in the US and abroad, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and the effectiveness of vaccination programs. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, adverse economic conditions have resulted, and may continue to result, in declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could have a significant impact on our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Since the beginning of 2020, the pandemic has caused a dislocation in the capital markets resulting in a reduction of available liquidity, with varying degrees of improvement in 2021. Many commercial mortgage REITs have suffered, and continue to suffer, from the reduction in available liquidity since access to capital is critical to grow their business. Despite this reduction in liquidity, we continue to raise capital through various vehicles to grow our business.

Our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore this lack of liquidity has not and should not, impact our ability to grow this business. However, our Structured Business is more reliant on the capital markets to grow, and therefore, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. In our Structured Business, 91% of our portfolio is in multifamily assets with most of these loans containing interest reserves and/or replenishment obligations by our borrowers.

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

Our Agency Business had approved forbearances related to 0.2% of our Fannie Mae DUS portfolio and 2.6% of our Freddie Mac portfolio as of December 31, 2021. We are closely monitoring and managing the requests for forbearances and it is likely there will be additional economic stress during 2022.

In December 2021, the federal reserve announced they will likely raise interest rates in 2022 to combat inflation. However, interest rates currently remain at historically low levels. While lower interest rates generally have a positive impact on origination volume as borrowers look to refinance loans to take advantage of lower rates, our net interest income may be negatively impacted as higher yielding loans are paid off and replaced with lower yielding loans. However, we are somewhat insulated from decreasing interest rates, since a large portion of our structured loan portfolio has LIBOR floors, which could increase our net interest income in the future if rates remain at these historically low levels. Conversely, if interest rates were to rise, it could negatively impact our net interest income. An increase in rates would cause an increase in interest expense as most of our debt is variable. However, since a large portion of our structured loan portfolio has LIBOR floors that are in the money, any increase in interest income due to rising interest rates is not likely to be as substantial as the corresponding increase in interest expense. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In October 2021, the FHFA announced that its 2022 loan origination caps for Fannie Mae and Freddie Mac will be $78 billion for each enterprise for a total opportunity of $156 billion (the “2022 Caps”), which has increased from its 2021 loan origination caps of $70 billion for each enterprise. The 2022 Caps will continue to apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. The FHFA will also require at least 25% be affordable to residents at or below 60% of area median income for 2022, up from 20% in 2021. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets – Comparison of balances at December 31, 2021 to December 31, 2020:

Our Structured loan and investment portfolio balance was $12.16 billion and $5.48 billion at December 31, 2021 and 2020, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $7.20 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 4.26% and 5.23% at December 31, 2021 and 2020, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 4.62% and 5.80% at December 31, 2021 and 2020, respectively. Our debt that finances our loans and investment portfolio totaled $11.17 billion and $4.92 billion at December 31, 2021 and 2020, respectively, with a weighted average funding cost of 2.33% and 2.64%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 2.61% and 3.03% at December 31, 2021 and 2020, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2021	2020
Loans originated (1)	$9,720,515	$2,433,679
Number of loans	422	137
Weighted average interest rate	4.33%	5.67%
(1) During 2021 and 2020, we committed to fund SFR loans totaling $729.5 million and $261.5 million, respectively.

Loans paid-off / paid-down	$2,516,771	$1,208,071
Number of loans	167	85
Weighted average interest rate	6.27%	6.56%

Loans extended	$1,235,888	$748,640
Number of loans	69	43

Loans held-for-sale from the Agency Business increased $106.7 million, primarily from an increase in Private Label loan originations. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following ($ in thousands):

	Loan
	Originations	Loan Sales
Fannie Mae	$3,389,312	$3,675,763
Private Label	1,436,853	985,094
Freddie Mac	1,016,142	1,081,702
FHA	430,320	480,275
SFR – Fixed Rate	136,931	192,335
Total	$6,409,558	$6,415,169

Capitalized mortgage servicing rights increased $42.8 million, primarily due to MSRs recorded on new loan originations, partially offset by amortization and write-offs. Capitalized mortgage servicing rights represent the estimated value of our rights to service mortgage loans for others. At December 31, 2021, the weighted average estimated life remaining of our MSRs was 8.5 years.

Securities held-to-maturity increased $45.0 million, primarily due to the purchase, at a discount, of APL certificates in connection with our Private Label securitizations.

Investments in equity affiliates increased $15.4 million, primarily due to income from our investment in a residential mortgage banking business of $34.6 million and contributions totaling $14.0 million made to AMAC III and a new investment in a private equity fund, partially offset by $31.8 million of distributions received from our residential mortgage banking investment and AMAC III. See Note 8 for details.

Due from related party increased $71.9 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period. These amounts were remitted to us in January 2022.

Other assets increased $86.4 million, primarily due to increases in unsecured loan fundings, current tax assets, interest receivables from portfolio growth and the fair value of our interest rate and credit default swaps (“Swaps”).

Liabilities – Comparison of balances at December 31, 2021 to December 31, 2020:

Credit and repurchase facilities increased $2.25 billion, primarily due to funding of new structured loan activity.

Collateralized loan obligations increased $3.38 billion, primarily due to the issuances of four new CLOs, where we issued $4.28 billion of notes to third-party investors, partially offset by the unwind of two CLOs totaling $889.2 million.

Senior unsecured notes increased $617.7 million, primarily due to our issuances of $355.0 million of 5.00% notes and $270.0 million of 4.50% notes.

Due to related party was $26.6 million and $2.4 million at December 31, 2021 and 2020, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

Other liabilities increased $90.2 million, primarily due to increases in accrued compensation, deferred tax liabilities, good faith deposits on new loan originations and the fair value of our rate lock and forward sale commitments.

Equity

During 2021, we completed public offerings of our Series D, E and F preferred stock totaling 23,000,000 shares with a weighted average rate of 6.34%. These offerings generated net proceeds of $556.4 million and we used $93.3 million of the proceeds to fully redeem our Series A, B and C preferred stock which had a weighted average rate of 8.14%.

During 2021, we sold 29,140,369 shares of our common stock through public offerings and our “At-The-Market” agreement, raising net proceeds totaling $514.6 million. We used $55.5 million of the net proceeds to purchase a total of 3,170,900 of common stock and OP Units from our chief executive officer, ACM and its members and certain other executive officers of ours. We also issued 386,459 shares of common stock and cash to fully redeem our remaining 5.25% convertible senior notes (the “5.25% Convertible Notes”).

See Note 16 for the details of our dividends declared and our deferred compensation transactions during 2021.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2021
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,127,397	2,710	3.0	8.8	98%	2%	3.99%	12.00%	0.20
Freddie Mac	4,943,905	1,317	2.8	10.9	86%	14%	3.82%	17.01%	0.79
Private Label	1,711,326	102	1.2	8.6	100%	—%	3.64%	—%	—
FHA	985,063	90	2.0	33.9	100%	—%	3.01%	23.69%	—
SFR - Fixed Rate	191,698	45	0.9	6.7	100%	—%	4.54%	—%	—
Total	$26,959,389	4,264	2.8	10.1	96%	4%	3.90%	12.50%	0.29

	December 31, 2020
Fannie Mae	$18,268,268	2,712	2.8	9.0	97%	3%	4.12%	6.40%	0.33
Freddie Mac	4,881,080	1,413	2.6	11.7	88%	12%	3.99%	11.47%	0.65
FHA	752,116	89	3.0	32.9	100%	—%	3.39%	33.60%	—
Private Label	726,992	40	1.0	9.1	100%	—%	3.81%	—%	—
Total	$24,628,456	4,254	2.7	10.3	95%	5%	4.06%	8.05%	0.37
(1)	Prepayments reflect loans repaid prior to six months from loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. As of December 31, 2021 and 2020, delinquent loans totaled $77.6 million and $91.3 million, respectively, of which $9.8 million and $19.6 million, respectively, were in the foreclosure process. No loans were in bankruptcy as of December 31, 2021 and 2020.

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

Comparison of Results of Operations for Years Ended 2021 and 2020

The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2021	2020	Amount	Percent

Interest income	$466,087	$339,465	$126,622	37%
Interest expense	212,005	169,216	42,789	25%
Net interest income	254,082	170,249	83,833	49%
Other revenue:
Gain on sales, including fee-based services, net	123,037	94,607	28,430	30%
Mortgage servicing rights	130,230	165,517	(35,287)	(21)%
Servicing revenue, net	74,814	54,385	20,429	38%
Property operating income	185	3,976	(3,791)	(95)%
Loss on derivative instruments, net	(2,684)	(58,335)	55,651	(95)%
Other income, net	7,566	4,109	3,457	84%
Total other revenue	333,148	264,259	68,889	26%
Other expenses:
Employee compensation and benefits	171,796	144,380	27,416	19%
Selling and administrative	45,575	37,348	8,227	22%
Property operating expenses	718	4,898	(4,180)	(85)%
Depreciation and amortization	7,215	7,640	(425)	(6)%
Provision for loss sharing (net of recoveries)	(6,167)	14,822	(20,989)	nm %
Provision for credit losses (net of recoveries)	(21,113)	61,110	(82,223)	nm %
Total other expenses	198,024	270,198	(72,174)	(27)%
Income before extinguishment of debt, gain (loss) on real estate, income from equity affiliates and income taxes	389,206	164,310	224,896	137%
Loss on extinguishment of debt	(3,374)	(3,546)	172	(5)%
Gain (loss) on real estate	3,693	(375)	4,068	nm %
Income from equity affiliates	34,567	76,161	(41,594)	(55)%
Provision for income taxes	(46,285)	(40,393)	(5,892)	15%
Net income	377,807	196,157	181,650	93%
Preferred stock dividends	21,888	7,554	14,334	190%
Net income attributable to noncontrolling interest	38,507	25,208	13,299	53%
Net income attributable to common stockholders	$317,412	$163,395	$154,017	94%

nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2021			2020
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$7,340,522	$384,406	5.24%	$4,402,763	$259,845	5.90%
Mezzanine / junior participation loans	215,837	18,954	8.78%	174,622	15,421	8.83%
Preferred equity investments	213,616	21,570	10.10%	207,736	22,701	10.93%
Other	29,772	1,493	5.01%	82,604	4,968	6.01%
Core interest-earning assets	7,799,747	426,423	5.47%	4,867,725	302,935	6.22%
Cash equivalents	443,779	616	0.14%	382,303	2,958	0.77%
Total interest-earning assets	$8,243,526	$427,039	5.18%	$5,250,028	$305,893	5.83%

Structured Business interest-bearing liabilities:

CLO	$3,503,175	$64,318	1.84%	$2,462,799	$56,800	2.31%
Warehouse lines	2,149,729	57,993	2.70%	985,693	34,444	3.49%
Unsecured debt	1,157,275	67,353	5.82%	877,420	52,378	5.97%
Trust preferred	154,336	4,771	3.09%	154,336	5,911	3.83%
Debt fund	—	—	—%	22,378	1,431	6.38%
Total interest-bearing liabilities	$6,964,515	194,435	2.79%	$4,502,626	150,964	3.35%
Net interest income		$232,604			$154,929
(1)	Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $121.1 million increase from our Structured Business, primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was primarily due to lower rates on originations, as compared to loan runoff.

The increase in interest expense was mainly due to a $43.5 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. This was partially offset by a decrease in the average cost of our interest-bearing liabilities, mainly from decreases in LIBOR and the issuances of CLOs at lower rates.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 33% increase in the sales margin from 1.44% to 1.92%, as a result of the increased mix of Private Label , SFR and FHA loan sales, which carry higher sales margins.

The decrease in income from MSRs was primarily due to a 16% decrease in the MSR rate from 2.43% to 2.05% and a 7% decrease in loan commitment volume. The decrease in the MSR rate was primarily due to lower Fannie Mae loan commitments, which carry a higher servicing fee.

The increase in servicing revenue, net was primarily due to the growth in our servicing portfolio, as well as an increase in prepayment penalties.

Other Revenue

The losses on derivative instruments in both 2021 and 2020 were primarily from our Agency Business and were predominantly from losses recognized on our Swaps held in connection with our Private Label loans.

Other Expenses

The increase in employee compensation and benefits expense was primarily due to increases in headcount and incentive compensation as a result of the portfolio growth in both business segments, as well as commissions in our Agency Business in connection with increased Private Label securitization activity and higher sales margins.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) and rent expense in both business segments. Administrative expenses were also lower in 2020 as a result of the COVID-19 pandemic due to travel restrictions and fewer events. We also recorded a $2.5 million litigation settlement related to a hotel property that we sold in 2020.

The decreases in both provision for loss sharing and provision for credit losses were primarily due to the reversal of CECL reserves in both business segments in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in both years was deferred financing fees recognized in connection with the unwind of CLOs, along with a loss recognized in connection with the unwind of the Luxembourg commercial real estate debt fund in 2020.

Gain (Loss) on Real Estate

The gain recorded in 2021 was from our acquisition of an office property (for full satisfaction of the underlying debt) with an appraisal value in excess of the outstanding loan and the sale of a repurchased Fannie Mae loan. The loss recorded in 2020 was from the sale of a hotel property, substantially offset by a gain on the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in 2021 and 2020 primarily reflects income from our investment in a residential mortgage banking business of $34.6 million and $75.7 million, respectively. The income from this investment was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In 2021, we recorded a tax provision of $46.3 million, which consisted of current and deferred tax provisions of $35.4 million and $10.9 million, respectively. In 2020, we recorded a tax provision of $40.4 million, which consisted of a current and deferred tax provisions of $35.7 million and $4.7 million, respectively. The increase in the tax provision was primarily due to an increase in pre-tax income from our Agency Business, partially offset by lower income generated from our investment in a residential banking business in 2021, compared to 2020.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the 2016 acquisition of ACM’s agency platform (the “Acquisition”). There were 16,325,095 OP Units and 17,560,633 OP Units outstanding as of December 31, 2021 and 2020, respectively, which represented 9.7% and 12.5% of our outstanding stock at December 31, 2021 and 2020, respectively.

Comparison of Results of Operations for Years Ended 2020 and 2019

For a discussion of our results of operations for the year ended 2020 compared to 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 19, 2021, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.

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

We had $11.17 billion in total structured debt outstanding at December 31, 2021. Of this total, $7.64 billion, or 68%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2023, or later. The remaining $3.53 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we have approximately $900 million in cash and available liquidity as well as other liquidity sources, including our $26.96 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $121 million per year in recurring cash flow.

At December 31, 2021, we had $61.4 million of securities financed with $30.8 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities were $216.8 million during 2021 as net income of $377.8 million was partially offset by cash outflows due to loan originations exceeding loan sales in our Agency Business, increases in unsecured loan fundings and decreases in the fair value of our Swaps, as well as certain other non-cash net income adjustments (increases in interest receivables from portfolio growth in our Structured Business).

Cash flows used in investing activities totaled $6.75 billion during 2021. Loan and investment activity (originations and payoffs /paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $9.21 billion, net of payoffs and paydowns of $2.37 billion, resulted in net cash outflows of $6.84 billion.

Cash flows provided by financing activities totaled $6.89 billion during 2021 and consisted primarily of net proceeds of $3.39 billion from CLO activity, net cash inflows of $2.25 billion from debt facility activities (financed loan originations were greater than facility paydowns) and $1.70 billion of proceeds from the issuance of common and preferred stock and senior unsecured notes, partially offset by $227.1 million of distributions to our stockholders and OP Unit holders and $92.8 million for the redemption of preferred stock.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements as of December 31, 2021. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $18.7 million of cash collateral. See Note 14 for details about our performance regarding these requirements.

We also enter into contractual commitments with borrowers providing rate lock commitments while simultaneously entering into forward sale commitments with investors. These commitments are outstanding for short periods of time (generally less than 60 days) and are described in Note 12.

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2021
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$4,914,169	$3,533,016	$1,381,153	2022 – 2024
Collateralized loan obligations (3)	5,924,705	5,924,705	—	2022 – 2026
Senior unsecured notes	1,295,750	1,295,750	—	2023 – 2028
Convertible senior unsecured notes	264,000	264,000	—	2022
Junior subordinated notes	154,336	154,336	—	2034 – 2037
Structured Business total	12,552,960	11,171,807	1,381,153

Agency Business
Credit and repurchase facilities (4)	2,151,253	960,683	1,190,570	2022
Consolidated total	$14,704,213	$12,132,490	$2,571,723
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 14 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2021.
(4)	The $750 million Multifamily As Soon as Pooled ® Plus (“ASAP”) agreement we have with Fannie Mae has no expiration date.

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

	Quarterly		Maximum
	Average	End of Period	UPB at Any
Quarter Ended	UPB	UPB	Month-End
December 31, 2021	$3,771,684	$4,493,699	$4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598
June 30, 2021	2,327,114	2,021,412	2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160

December 31, 2020	1,939,759	2,238,722	2,238,722
September 30, 2020	1,406,219	1,454,419	1,454,419
June 30, 2020	1,692,940	1,240,910	2,033,312
March 31, 2020	1,829,495	1,851,758	2,003,278

December 31, 2019	1,391,215	1,681,146	1,681,146
September 30, 2019	1,433,481	1,388,248	1,444,342
June 30, 2019	1,255,288	1,624,457	1,624,457
March 31, 2019	1,055,169	1,034,934	1,084,046

Our debt facilities, including their restrictive covenants, are described in Note 10.

Off-Balance-Sheet Arrangements. At December 31, 2021, we had no off-balance-sheet arrangements.

Inflation. In December 2021, the federal reserve announced they will likely raise interest rates in 2022 to combat inflation. If interest rates were to rise, it could negatively impact our net interest income. An increase in rates would cause an increase in interest expense as most of our debt is variable. However, since a large portion of our structured loan portfolio has LIBOR floors that are above index rates, any increase in interest income due to rising interest rates is not likely to be as substantial as the corresponding increase in interest expense. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Significant Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates.

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

Non-GAAP Financial Measures

Distributable Earnings. We are presenting distributable earnings because we believe it is an important supplemental measure of our operating performance and is useful to investors, analysts, and other parties in the evaluation of REITs and their ability to provide dividends to stockholders. Dividends are one of the principal reasons investors invest in REITs. To maintain REIT status, REITs are required to distribute at least 90% of their REIT-taxable income. We consider distributable earnings in determining our quarterly dividend and believe that, over time, distributable earnings are a useful indicator of our dividends per share.

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, the tax impact on cumulative gains/losses on derivative instruments associated with Private Label loans sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), amortization of the convertible senior notes conversion option gains/losses on the receipt of real estate from the settlement of loans (prior to the sale of the real estate). We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

We reduce distributable earnings for realized losses in the period we determine that a loan is deemed nonrecoverable in whole or in part. Loans are deemed nonrecoverable upon the earlier of: (i) when the loan receivable is settled (i.e., when the loan is repaid, or in the case of foreclosure, when the underlying asset is sold); or (ii) when we determine that it is nearly certain that all amounts due will not be collected. The realized loss amount is equal to the difference between the cash received, or expected to be received, and the book value of the asset.

Distributable earnings are not intended to be an indication of our cash flows from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of distributable earnings may be different from the calculations used by other companies and, therefore, comparability may be limited.

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019

Net income attributable to common stockholders	$317,412	$163,395	$121,074
Adjustments:
Net income attributable to noncontrolling interest	38,507	25,208	26,610
Income from mortgage servicing rights	(130,230)	(165,517)	(90,761)
Deferred tax provision	10,892	4,726	150
Amortization and write-offs of MSRs	91,356	65,979	71,105
Depreciation and amortization	10,900	11,486	11,194
Loss on extinguishment of debt	3,374	3,546	7,439
Provision for credit losses, net	(39,856)	73,402	1,193
Loss on derivative instruments, net	432	43,596	1,687
Gain on real estate from settlement of loan	(2,466)	—	—
Stock-based compensation	9,929	9,046	9,515
Loss on redemption of preferred stock	3,479	—	—
Distributable earnings (1)	$313,729	$234,867	$159,206
Diluted distributable earnings per share (1)	$2.01	$1.75	$1.37
Diluted weighted average shares outstanding (1)	156,089,595	133,969,296	116,192,951
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

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

Real Estate Values and Credit Risk. Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multifamily and commercial property values, net operating income derived from such properties, and borrowers’ credit ratings are subject to volatility and may be negatively affected by a number of factors, including, but not limited to, events such as natural disasters and pandemics, acts of war, terrorism, local economic and/or real estate conditions (such as industry slowdowns, oversupply of real estate space, occupancy rates, construction delays and costs) and other macroeconomic factors beyond our control. The performance and value of our loan and investment and servicing portfolios depend on the borrowers’ ability to operate the properties that serve as collateral so that they produce adequate cash flow to pay their loans. We attempt to mitigate these risks through our underwriting and asset management processes. Our asset management team reviews our portfolios consistently and is in regular contact with borrowers to monitor the performance of the collateral and enforce our rights as necessary.

Interest Rate Risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.

The operating results of our Structured Business depend in large part on differences between the income from our loans and our borrowing costs. Most of our Structured Business loans and borrowings are variable-rate instruments, based on LIBOR, or other applicable index rates, such as SOFR, as we transition away from LIBOR (collectively referred to as the “Index Rates” below). The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. We also have various fixed rate loans in our portfolio that are financed with variable rate borrowings. Additionally, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan financed with variable debt with no corresponding hedge, which may result in debt which is unprotected from interest rate risk. Some of our loans and borrowings are subject to interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than on our interest expense. We have utilized interest rate swaps in the past to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

The following table projects the potential impact on interest for a 12-month period, assuming hypothetical instantaneous increases of 50 basis points and 100 basis points in the Index Rates (in thousands). Since the Index Rates were close to zero at December 31, 2021, we have excluded the impact of a decrease in the Index Rates.

	Assets (Liabilities)	50 Basis	100 Basis
	Subject to Interest	Point	Point
	Rate Sensitivity (1)	Increase (2)	Increase (2)

Interest income from loans and investments	$12,158,995	$39,019	$86,153
Interest expense from debt obligations	(11,171,807)	46,049	93,935
Impact to net interest income (3)		$(7,030)	$(7,782)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)

Based on our structured loans and investments and corresponding debt as of December 31, 2021, increases in the Index Rates of 0.50% and 1.00% would decrease our annual net interest income as a result of floors on a portion of our loan portfolio that are above Index Rates as of December 31, 2021, which would limit the effect of an increase on interest income. Conversely, these floors would reduce the impact on interest income from decreases in the Index Rates, which would result in increases to net interest income.

(3)

The impact of hypothetical rate changes to net interest income are partially offset by interest income earned on our cash, restricted cash and escrow balances. At December 31, 2021, we had $2.88 billion of cash, restricted cash and escrows, which is earning interest at a weighted average rate of 0.18%, or approximately $5.1 million annually. The interest rates on these balances are not indexed to a benchmark rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may not change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans until the time they are securitized and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at December 31, 2021 would have resulted in a gain of $19.6 million and $38.2 million, respectively, in 2021, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $20.6 million and $42.3 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.4 million as of December 31, 2021, while a 100 basis point decrease would increase the fair value by $17.4 million.

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Wakefield Investment Holdings LLC, a corporation in which the Company has a 12.3%. In the consolidated financial statements, the Company’s investment in Wakefield Investment Holdings LLC is stated at $65.8 million and $59.2 million as of December 31, 2021 and 2020, respectively, and the Company’s equity in the net income of Wakefield Investment Holdings LLC is stated at $34.6 million in 2021, $75.7 million in 2020 and $7.2 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wakefield Investment Holdings LLC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Valuation of Mortgage Servicing Rights

Description of the Matter

The Company’s capitalized mortgage servicing rights (MSRs) totaled $422.7 million and $380.0 million as of December 31, 2021 and 2020, respectively. As explained in Note 2 to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. The MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate and servicing cost.

Auditing the valuation of the MSRs was complex and involved a high degree of subjectivity due to the nature of the assumptions. In particular, the valuation of the MSRs was sensitive to assumptions such as discount rate and servicing cost, which were based on current market data and had a significant effect on the valuation of the MSRs.

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

Allowance for Credit Losses

Description of the Matter

The Company’s allowance for credit losses related to structured loans totaled $113.2 million and $148.3 million, as of December 31, 2021 and 2020, respectively. The Company’s allowance for loss-sharing obligations related to the Fannie Mae DUS program totaled $21.7 million and $30.3 million as of December 31, 2021 and 2020, respectively. As explained in Note 2 to the consolidated financial statements, management estimated the allowance for credit losses and allowance for loss-sharing obligations related to the Fannie Mae DUS program for the expected life of the loan using third party models, which consider loss factors determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit, historical experience and current conditions for similar loans, reasonable and supportable forecasts about the future, and specific factors depending on the nature of the loans. For loans experiencing credit deterioration, management may use cash flow models or third party appraisals to estimate the fair value of the underlying collateral securing the impaired loan to estimate the expected credit losses.

Auditing management’s estimation of credit loss for structured loans and loss-sharing obligations related to the Fannie Mae DUS program was complex and involved a high degree of subjectivity due to the significant uncertainty associated with the assumptions used in the estimation. In particular, the estimation of the allowance for credit losses and allowance for loss-sharing obligations were sensitive to significant assumptions, such as reasonable and supportable forecast periods, and depending on the nature of the loan, debt service coverage ratio, loan-to-value, capitalization rates, and expected life of the loan or contractual period in which the Company is exposed to credit risk.

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

February 18, 2022

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2021	2020

Assets:
Cash and cash equivalents	$404,580	$339,528
Restricted cash	486,690	197,470
Loans and investments, net (allowance for credit losses of $113,241 and $148,329)	11,981,048	5,285,868
Loans held-for-sale, net	1,093,609	986,919
Capitalized mortgage servicing rights, net	422,734	379,974
Securities held-to-maturity, net (allowance for credit losses of $1,753 and $1,644)	140,484	95,524
Investments in equity affiliates	89,676	74,274
Due from related party	84,318	12,449
Goodwill and other intangible assets	100,760	105,451
Other assets	269,946	183,529
Total assets	$15,073,845	$7,660,986

Liabilities and Equity:
Credit and repurchase facilities	$4,481,579	$2,234,883
Collateralized loan obligations	5,892,810	2,517,309
Senior unsecured notes	1,280,545	662,843
Convertible senior unsecured notes, net	259,385	267,973
Junior subordinated notes to subsidiary trust issuing preferred securities	142,382	141,656
Due to related party	26,570	2,365
Due to borrowers	96,641	89,325
Allowance for loss-sharing obligations	56,064	64,303
Other liabilities	287,885	197,644
Total liabilities	12,523,861	6,178,301

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	556,163	89,472
Special voting preferred shares, 16,325,095 and 17,560,633 shares
8.25% Series A, 0 and 1,551,500 shares
7.75% Series B, 0 and 1,260,000 shares
8.50% Series C, 0 and 900,000 shares
6.375% Series D, 9,200,000 and 0 shares
6.25% Series E, 5,750,000 and 0 shares
6.25% Series F, 8,050,000 and 0 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 151,362,181 and 123,181,173 shares issued and outstanding	1,514	1,232
Additional paid-in capital	1,797,913	1,317,109
Retained earnings (accumulated deficit)	62,532	(63,442)
Total Arbor Realty Trust, Inc. stockholders' equity	2,418,122	1,344,371
Noncontrolling interest	131,862	138,314
Total equity	2,549,984	1,482,685
Total liabilities and equity	$15,073,845	$7,660,986

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of December 31, 2021 and 2020, assets of our consolidated VIEs totaled $7,144,806 and $3,134,447, respectively, and the liabilities of our consolidated VIEs totaled $5,902,623 and $2,520,064, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest income	$466,087	$339,465	$315,940
Interest expense	212,005	169,216	186,399
Net interest income	254,082	170,249	129,541
Other revenue:
Gain on sales, including fee-based services, net	123,037	94,607	65,652
Mortgage servicing rights	130,230	165,517	90,761
Servicing revenue, net	74,814	54,385	54,542
Property operating income	185	3,976	9,674
Loss on derivative instruments, net	(2,684)	(58,335)	(1,962)
Other income, net	7,566	4,109	1,178
Total other revenue	333,148	264,259	219,845
Other expenses:
Employee compensation and benefits	171,796	144,380	122,102
Selling and administrative	45,575	37,348	40,329
Property operating expenses	718	4,898	10,220
Depreciation and amortization	7,215	7,640	7,510
Impairment loss on real estate owned	—	—	1,000
Provision for loss sharing (net of recoveries)	(6,167)	14,822	1,147
Provision for credit losses (net of recoveries)	(21,113)	61,110	—
Total other expenses	198,024	270,198	182,308
Income before extinguishment of debt, gain (loss) on real estate, income from equity affiliates and income taxes	389,206	164,310	167,078
Loss on extinguishment of debt	(3,374)	(3,546)	(7,439)
Gain (loss) on real estate	3,693	(375)	—
Income from equity affiliates	34,567	76,161	10,635
Provision for income taxes	(46,285)	(40,393)	(15,036)
Net income	377,807	196,157	155,238
Preferred stock dividends	21,888	7,554	7,554
Net income attributable to noncontrolling interest	38,507	25,208	26,610
Net income attributable to common stockholders	$317,412	$163,395	$121,074

Basic earnings per common share	$2.30	$1.44	$1.30
Diluted earnings per common share	$2.28	$1.41	$1.27

Weighted average shares outstanding:
Basic	137,830,691	113,811,471	92,851,327
Diluted	156,089,595	133,969,296	116,192,951

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

							Total Arbor
						(Accumulated	Realty
	Preferred	Preferred	Common	Common	Additional	Deficit)	Trust, Inc.
	Stock	Stock	Stock	Stock	Paid‑in	Retained	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Par Value	Capital	Earnings	Equity	Interest	Equity
Balance—December 31, 2018	24,365,084	$89,502	83,987,707	$840	$879,029	$(74,133)	$895,238	$170,328	$1,065,566
Issuance of common stock	—	—	19,837,000	198	260,185	—	260,383	—	260,383
Repurchase of common stock	—	—	(920,000)	(9)	(11,565)	—	(11,574)	—	(11,574)
Issuance of common stock from convertible debt	—	—	4,695,653	47	69,232	—	69,279	—	69,279
Issuance of convertible senior unsecured notes, net	—	—	—	—	8,684	—	8,684	—	8,684
Extinguishment of convertible senior unsecured notes	—	—	—	—	(69,510)	—	(69,510)	—	(69,510)
Stock‑based compensation, net	—	—	945,745	9	5,871	—	5,880	—	5,880
Issuance of common stock from special dividend	—	—	901,432	9	10,070	—	10,079	—	10,079
Issuance of operating partnership units and special voting preferred stock from special dividend	221,666	2	—	—	—	—	2	2,476	2,478
Distributions—common stock	—	—	—	—	—	(107,846)	(107,846)	—	(107,846)
Distributions—preferred stock	—	—	—	—	—	(7,569)	(7,569)	—	(7,569)
Distributions—noncontrolling interest	—	—	—	—	—	—	—	(23,387)	(23,387)
Redemption of OP Units	(391,156)	(3)	258,677	3	2,936	—	2,936	(4,610)	(1,674)
Net income	—	—	—	—	—	128,628	128,628	26,610	155,238
Balance—December 31, 2019	24,195,594	89,501	109,706,214	1,097	1,154,932	(60,920)	1,184,610	171,417	1,356,027
Cummulative-effect adjustment (Note 2)	—	—	—	—	—	(24,106)	(24,106)	(4,501)	(28,607)
Balance - January 1, 2020 (as adjusted for the adoption of ASU 2016-13)	24,195,594	89,501	109,706,214	1,097	1,154,932	(85,026)	1,160,504	166,916	1,327,420
Issuance of common stock	—	—	14,790,121	148	183,287	—	183,435	—	183,435
Repurchase of common stock	—	—	(2,285,178)	(23)	(21,508)	—	(21,531)	—	(21,531)
Issuance of common stock from convertible debt	—	—	368,498	4	90	—	94	—	94
Stock-based compensation, net	—	—	601,518	6	2,446	—	2,452	—	2,452
Distributions - common stock	—	—	—	—	—	(141,801)	(141,801)	—	(141,801)
Distributions - preferred stock	—	—	—	—	—	(7,564)	(7,564)	—	(7,564)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(23,744)	(23,744)
Redemption of OP Units	(2,923,461)	(29)	—	—	(2,138)	—	(2,167)	(30,066)	(32,233)
Net income	—	—	—	—	—	170,949	170,949	25,208	196,157
Balance—December 31, 2020	21,272,133	89,472	123,181,173	1,232	1,317,109	(63,442)	1,344,371	138,314	1,482,685
Issuance of common stock	—	—	29,140,369	291	514,302	—	514,593	—	514,593
Repurchase of common stock	—	—	(1,962,499)	(19)	(34,385)	—	(34,404)	—	(34,404)
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of 6.375% Series D preferred stock	9,200,000	222,438	—	—	—	—	222,438	—	222,438
Issuance of 6.25% Series E preferred stock	5,750,000	138,886	—	—	—	—	138,886	—	138,886
Issuance of 6.25% Series F preferred stock	8,050,000	194,675	—	—	—	—	194,675	—	194,675
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	(3,493)	(92,789)	—	(92,789)
Stock-based compensation, net	—	—	616,679	6	891	—	897	—	897
Distributions - common stock	—	—	—	—	—	(191,423)	(191,423)	—	(191,423)
Distributions - preferred stock	—	—	—	—	—	(18,410)	(18,410)	—	(18,410)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(23,366)	(23,366)
Redemption of OP Units	(1,235,538)	(12)	—	—	—	—	(12)	(21,593)	(21,605)
Net income	—	—	—	—	—	339,300	339,300	38,507	377,807
Balance—December 31, 2021	39,325,095	$556,163	151,362,181	$1,514	$1,797,913	$62,532	$2,418,122	$131,862	$2,549,984

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$377,807	$196,157	$155,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,215	7,640	7,510
Stock-based compensation	9,929	9,046	9,515
Amortization and accretion of interest and fees, net	(2,487)	2,964	5,045
Amortization of capitalized mortgage servicing rights	58,615	49,222	48,681
Impairment loss on real estate owned	—	—	1,000
Originations of loans held-for-sale	(6,461,023)	(6,709,375)	(4,564,032)
Proceeds from sales of loans held-for-sale, net of gain on sale	6,415,169	6,587,728	4,189,787
(Gain) loss on real estate	(3,693)	375	—
Mortgage servicing rights	(130,230)	(165,517)	(90,761)
Write-off of capitalized mortgage servicing rights from payoffs	32,741	16,757	22,425
Provision for loss sharing (net of recoveries)	(6,167)	14,822	1,147
Provision for credit losses (net of recoveries)	(21,113)	61,110	—
Net (charge-offs) recoveries for loss sharing obligations	(2,072)	427	(797)
Deferred tax provision	10,892	4,726	150
Income from equity affiliates	(34,567)	(76,161)	(10,635)
Distributions from equity affiliates	32,953	44,579	3,724
Loss on extinguishment of debt	3,374	3,546	7,439
Payoffs and paydowns of loans held-for-sale	2,425	179	84
Changes in operating assets and liabilities	(72,921)	6,940	(12,057)
Net cash provided by (used in) operating activities	216,847	55,165	(226,537)

Investing Activities:
Loans and investments funded, originated and purchased, net	(9,209,475)	(2,376,233)	(2,712,354)
Payoffs and paydowns of loans and investments	2,370,570	1,243,694	1,753,691
Proceeds from sale of loans and investments	127,700	—	—
Deferred fees	72,182	18,766	22,340
Proceeds from sale of available-for-sale securities	—	9,995	—
Contributions to equity affiliates	(48,071)	(892)	(13,522)
Distributions from equity affiliates	34,283	—	213
Purchase of securities held-to-maturity, net	(53,511)	(37,926)	(20,000)
Payoffs and paydowns of securities held-to-maturity	13,317	10,158	12,488
Due to borrowers and reserves	(57,249)	(32,925)	(37,121)
Investments in real estate, net	—	(131)	(475)
Proceeds from sale of real estate, net	—	8,870	—
Net cash used in investing activities	(6,750,254)	(1,156,624)	(994,740)

Financing activities:
Proceeds from credit and repurchase facilities	15,688,353	12,986,256	8,986,286
Paydowns and payoffs of credit and repurchase facilities	(13,433,376)	(12,428,681)	(8,443,275)
Proceeds from issuance of collateralized loan obligations	4,281,512	668,000	1,067,193
Payoffs and paydowns of collateralized loan obligations	(889,150)	(283,125)	(529,250)
Payoff of debt fund	—	(70,000)	—
Proceeds from issuance of common stock	514,593	183,585	260,383
Proceeds from issuance of preferred stock	555,999	—	—
Proceeds from issuance of senior unsecured notes	625,000	345,750	200,000
Proceeds from issuance of convertible senior unsecured notes	—	—	264,000
Extinguishment of convertible senior unsecured notes	(14,300)	—	(231,940)
Settlements of convertible senior unsecured notes	—	(22,336)	—
Redemption of preferred stock	(92,789)	—	—
Redemption of OP Units	(21,605)	(32,233)	(1,674)
Payments of withholding taxes on net settlement of vested stock	(9,032)	(6,594)	(3,634)
Repurchase of common stock	(34,404)	(21,531)	(11,574)
Distributions to stockholders	(227,062)	(173,109)	(138,802)
Payment of deferred financing costs	(56,060)	(18,087)	(26,543)
Net cash provided by financing activities	6,887,679	1,127,895	1,391,170
Net increase in cash, cash equivalents and restricted cash	354,272	26,436	169,893
Cash, cash equivalents and restricted cash at beginning of period	536,998	510,562	340,669
Cash, cash equivalents and restricted cash at end of period	$891,270	$536,998	$510,562

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$339,528	$299,687	$160,063
Restricted cash at beginning of period	197,470	210,875	180,606
Cash, cash equivalents and restricted cash at beginning of period	$536,998	$510,562	$340,669

Cash and cash equivalents at end of period	$404,580	$339,528	$299,687
Restricted cash at end of period	486,690	197,470	210,875
Cash, cash equivalents and restricted cash at end of period	$891,270	$536,998	$510,562

Supplemental cash flow information:
Cash used to pay interest	$175,912	$144,968	$167,581
Cash used to pay taxes	37,797	35,282	19,611

Supplemental schedule of non-cash investing and financing activities:
Loans transferred from loans and investment, net to loans held-for-sale	65,144	—	—
Distributions accrued on preferred stock	6,767	629	629
Cummulative-effect adjustment (for adoption of credit loss standard)	—	28,607	—
Settlements of convertible senior unsecured notes	—	4,778	—
Fair value of conversion feature of convertible senior unsecured notes	—	94	8,453
Issuance of common stock from convertible debt	—	90	69,232
Extinguishment of convertible senior unsecured notes	—	—	(69,510)
Special dividend - common stock issued	—	—	10,079
Redemption of OP Units for common stock	—	—	2,939
Special dividend - special voting preferred stock and OP Units issued	—	—	2,478

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as "Private Label" loans, and originate and sell finance products through CMBS programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization.

Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through TRS entities, which are part of our TRS Consolidated Group and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate -related business.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Beginning in early 2020, there has been a global outbreak of COVID-19, which had forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 has had, and may continue to have, a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Our real estate owned assets previously recorded to real estate owned, net on our consolidated balance sheets is now recorded in other assets for all periods presented.

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

Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL. This method is based on expected credit losses for the life of the loan. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third-party model to assist with the measurement of expected credit losses, which utilizes incurred losses inherent in the portfolio. The loss factors are determined through the generation of probability of defaults (PD) and loss given defaults (LGD) for similar loans with similar credit. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect our expected credit losses.

Our method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on our assessment of the most likely scenario of assumptions and plausible outcomes for the US economy, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect our loss experience. We regularly evaluate the reasonable and supportable forecast period to determine if a change is needed.

Beyond our reasonable and supportable forecast period, we generally revert to historical loss information over the remaining loan/asset period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. We may adjust historical loss information for differences in risk that may not reflect the characteristics of our current

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. We generally expect to use an average historical loss for reversion, utilizing an immediate or straight-line method for the remaining life of the investments.

We also perform a qualitative assessment beyond model estimates and apply qualitative adjustments as necessary. Our qualitative analysis includes a review of data that may directly impact our estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, bankruptcy) which allows us to determine the amount of the expected loss more accurately and reasonably for these investments. We also evaluate the contractual life of our assets to determine if changes are needed for contractual extension options, renewals, modifications, and prepayments.

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

During the loan review process, if we determine that it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of a loan, we consider that loan impaired. We evaluate the capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We may also obtain a third-party appraisal, which may value the collateral through an “as-is” or “stabilized value” methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, we record a specific allowance for credit losses with a corresponding charge to the provision for credit losses, and remove the impaired loan from the CECL analysis described above.

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

Loss on restructured loans is recorded when we have granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. In addition, a gain or loss may be recorded upon the sale of a loan to a third-party in the consolidated statements of income in the period in which the loan was sold.

We adopted ASU 2016-13, which utilizes the CECL methodology on January 1, 2020. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2020 are unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, we recorded a $28.6 million increase to accumulated deficit, which was net of a deferred tax asset of $3.6 million.

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

Investments in Equity Affiliates. We invest in joint ventures that are formed to invest in real estate related assets or businesses. These joint ventures are not majority owned or controlled by us or are VIEs for which we are not the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. We evaluate these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. We recognize an impairment loss if the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. We record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments as income or losses from equity affiliates in the consolidated statements of income.

Goodwill and Other Intangible Assets. Significant judgement is required to estimate the fair value of intangible assets and in assigning their estimated useful lives. Accordingly, we typically seek the assistance of independent third-party valuation specialists for significant intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions we deem reasonable.

We generally use an income-based valuation method to estimate the fair value of intangible assets, which discounts expected future cash flows to present value using estimates and assumptions we deem reasonable.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2021, there were no indicators that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2021.

Real Estate Owned and Held-For-Sale. Real estate acquired is recorded at its estimated fair value at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are capitalized. Real estate acquired is recorded in other assets on our consolidated balance sheets.

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

Hedging Activities and Derivatives. We measure derivative instruments at fair value and record them as assets or liabilities. Fair value adjustments will affect either accumulated other comprehensive income until the hedged item is recognized in earnings, or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. We use derivatives for hedging purposes rather than trading or speculation. Fair values are estimated based on current market data from financial sources that trade such instruments and are based on prevailing market data and derived from third-party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. These derivative instruments must be effective in reducing risk exposure to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in earnings. In cases where a derivative instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. We may also enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting. The ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.

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

Our Swaps associated with (1) our held-for-sale Agency Business Private Label loans, and (2) our Structured Business SFR loans, do not meet the criteria for hedge accounting and are tied to the five-year and ten-year swap rates. Our Swaps are cleared by a central clearing house and variation margin payments (made in cash) are treated as a legal settlement of the derivative itself, as opposed to a pledge of collateral. Realized and unrealized gains and losses related to our Swaps are recorded through earnings.

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

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned and included in other assets on our consolidated balance sheets. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

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

Leases. We determine if an arrangement is a lease at inception. Our right to use an underlying asset for the lease term is recorded as an operating lease right-of-use (“ROU”) asset and our obligation to make lease payments arising from the lease is recorded as a lease liability. Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are expensed as incurred.

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

The Agency Business mainly operates through a TRS, which is a part of our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. Current and deferred taxes are recorded on the portion of earnings (losses) recognized

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

by us with respect to our interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between our GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook.

We periodically evaluate tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. We report interest and penalties related to tax uncertainties as a component of the income tax provision.

Earnings Per Share. We present both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In December 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

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

First quarter of 2022 with early adoption permitted beginning in the first quarter of 2021

We adopted this guidance on January 1, 2022 using the modified retrospective method of transition. Upon adoption, we reclassified the remaining equity component from equity to our convertible senior unsecured notes liability and ceased the amortization of the debt discount through interest expense. Additionally, this guidance will require us to use the if-converted method for the diluted net income per share calculation for our convertible instruments, regardless of our settlement intent. The adoption of this guidance resulted in an aggregate decrease to our additional paid-in capital of approximately $8.7 million and an aggregate increase to our retained earnings of approximately $6.2 million at January 1, 2022.

Note  3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	December 31, 2021	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$11,750,710	97%	528	4.19%	23.8	0%	76%
Mezzanine loans	223,378	2%	39	7.32%	56.3	34%	84%
Preferred equity investments	155,513	1%	11	5.57%	38.0	58%	87%
Other loans (5)	29,394	<1%	2	4.63%	48.1	0%	67%
	12,158,995	100%	580	4.26%	24.6	1%	76%
Allowance for credit losses	(113,241)
Unearned revenue	(64,706)
Loans and investments, net	$11,981,048

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
(1)

“Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.

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

(4)

As of December 31, 2021 and 2020, bridge loans included 120 and 38, respectively, of SFR loans with a total gross loan commitment amount of $804.6 million and $309.2 million, respectively, of which $408.2 million and $88.1 million, respectively, was funded.

(5)	As of December 31, 2021 and 2020, other loans included 2 variable rate SFR permanent loans and 22 SFR permanent loans, respectively.

During the first quarter of 2021, the Structured Business transferred 21 fixed rate SFR permanent loans with a UPB of $65.2 million to the Agency Business (all of which were outstanding as of December 31, 2020), which represented all fixed rate SFR permanent loans originated prior to such transfer. Fixed rate SFR permanent loans are reported through the Agency Business beginning in 2021 and classified as held-for-sale. See Note 4 for further details.

Concentration of Credit Risk

We are subject to concentration risk in that, at December 31, 2021, the UPB related to 31 loans with five different borrowers represented 11% of total assets. At December 31, 2020, the UPB related to 22 loans with five different borrowers represented 12% of total assets. During both 2021 and 2020, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of December 31, 2021 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2021	2020	2019	2018	2017	Prior	Total	LTV Ratio	LTV Ration
Multifamily:
Pass	$6,025,731	$562,885	$176,281	$6,305	$20,300	$214	$6,791,716
Pass/Watch	2,120,458	587,820	194,698	120,950	32,500	28,800	3,085,226
Special Mention	270,813	321,031	452,980	42,500	—	350	1,087,674
Substandard	—	18,827	43,575	15,533	31,110	8,250	117,295
Total Multifamily	$8,417,002	$1,490,563	$867,534	$185,288	$83,910	$37,614	$11,081,911	1%	76%
Single-Family Rental:						Percentage of portfolio	91%
Pass	$69,992	$18,339	$—	$—	$—	$—	$88,331
Pass/Watch	257,602	24,927	—	—	—	—	282,529
Special Mention	2,743	48,481	15,556	—	—	—	66,780
Total Single-Family Rental	$330,337	$91,747	$15,556	$—	$—	$—	$437,640	0%	65%
Land:						Percentage of portfolio	4%
Special Mention	$—	$8,100	$—	$—	$—	$—	$8,100
Substandard	—	71,018	19,524	—	19,975	127,928	238,445
Total Land	$—	$79,118	$19,524	$—	$19,975	$127,928	$246,545	0%	96%
Healthcare:						Percentage of portfolio	2%
Pass/Watch	$—	$—	$14,750	$—	$—	$—	$14,750
Special Mention	—	—	51,069	41,500	—	—	92,569
Substandard	—	—	—	—	39,650	—	39,650
Total Healthcare	$—	$—	$65,819	$41,500	$39,650	$—	$146,969	0%	74%
Office:						Percentage of portfolio	1%
Special Mention	$—	$35,410	$—	$43,199	$—	$1,980	$80,589
Total Office	$—	$35,410	$—	$43,199	$—	$1,980	$80,589	0%	85%
Student Housing:						Percentage of portfolio	1%
Pass	$25,700	$—	$—	$—	$—	$—	$25,700
Special Mention	—	—	31,100	—	—	—	31,100
Substandard	—	21,500	—	—	—	—	21,500
Total Student Housing	$25,700	$21,500	$31,100	$—	$—	$—	$78,300	21%	73%
Hotel:						Percentage of portfolio	1%
Pass/Watch	$—	$4,716	$—	$—	$—	$—	$4,716
Special Mention	—	—	41,000	—	—	—	41,000
Total Hotel	$—	$4,716	$41,000	$—	$—	$—	$45,716	0%	66%
Retail:						Percentage of portfolio	<1%
Pass	$—	$—	$4,000	$—	$—	$—	$4,000
Special Mention	—	—	—	18,600	—	—	18,600
Substandard	—	—	—	—	—	3,445	3,445
Total Retail	$—	$—	$4,000	$18,600	$—	$3,445	$26,045	12%	33%
Other:						Percentage of portfolio	< 1%
Pass/Watch	$—	$—	$—	$—	$13,580	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$13,580	$1,700	$15,280	7%	51%
						Percentage of portfolio	< 1%

Grand Total	$8,773,039	$1,723,054	$1,044,533	$288,587	$157,115	$172,667	$12,158,995	1%	76%

Geographic Concentration Risk

As of December 31, 2021, 19% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in Texas and Florida, respectively. As of December 31, 2020, 19% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York and Texas, respectively. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31, 2021
	Land	Multifamily	Office	Retail	Student Housing	Hotel	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$1,846	$13,861	$4,078	$7,759	$3,880	$2,287	$148,329
Provision for credit losses (net of recoveries)	(180)	(17,761)	6,227	(42)	(3,442)	(7,751)	(1,099)	(267)	(24,315)
Charge-offs	—	—	—	(8,000)	—	—	(2,773)	—	(10,773)
Ending balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241

	Year Ended December 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$1,500	$—	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	287	335	68	29	64	112	17,294
Provision for credit losses (net of recoveries)	10,204	20,146	59	13,526	4,010	7,730	3,816	475	59,966
Ending balance	$78,150	$36,468	$1,846	$13,861	$4,078	$7,759	$3,880	$2,287	$148,329

	Year Ended December 31, 2019
Allowance for credit losses	$67,869	$—	$1,500	$—	$—	$—	$—	$1,700	$71,069

Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects an improving macroeconomic outlook based on recent observable data, including increasing property values, decreases in unemployment rates, low interest rates and other market factors, including continued optimism in the COVID-19 pandemic, partially offset by rising inflation.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of December 31, 2021 and 2020, we had outstanding unfunded commitments of $975.2 million and $353.8 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

As of December 31, 2021 and 2020, accrued interest receivable related to our loans totaling $58.3 million and $41.6 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	December 31, 2021
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,291	5,817	14%	33%
Office	1,980	1,980	1,500	0%	51%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,940	$148,839	$86,886	3%	89%

	December 31, 2020
Land	$134,215	$127,829	$77,869	0%	99%
Hotel	110,000	89,613	7,500	0%	94%
Retail	30,079	28,957	13,851	10%	75%
Healthcare	4,625	4,673	3,845	0%	83%
Office	2,166	2,166	1,500	0%	71%
Commercial	1,700	1,700	1,700	63%	63%
Total	$282,785	$254,938	$106,265	1%	94%
(1)	Represents the UPB of eight and ten impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2021 and 2020, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of December 31, 2021, 2020 and 2019.

At December 31, 2021, three loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $2.6 million, were classified as non-performing and, at December 31, 2020, seven loans with an aggregate net carrying value of $53.8 million, net of related loan loss reserves of $6.5 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2021			December 31, 2020
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$21,500	$—	$21,500	$36,500	$—	$36,500
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	920	—	920
Multifamily	—	—	—	17,700	—	17,700
Office	—	—	—	880	—	880
Healthcare	—	—	—	4,625	—	4,625
Total	$24,120	$—	$24,120	$62,325	$—	$62,325

In addition, we have six loans with a carrying value totaling $121.4 million at December 31, 2021, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

December 31, 2021 and 2020, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both December 31, 2021 and 2020, we had no loans contractually past due 90 days or more that are still accruing interest. During 2021, there was no interest income recognized on nonaccrual loans, and in 2020 the amount was de minimis.

In 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% will be deferred to payoff and will be waived if the loan is paid off by December 31, 2022. The loan modification agreement also included a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposited an additional reserve of $4.6 million in December 31, 2021, which was charged-off against the previously recorded allowance for credit losses.

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which was collateralized by a hotel property and scheduled to mature in December 2022. In 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The $20.1 million discount was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In January 2021, we entered into a second forbearance agreement which temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which was deferred till payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing’s and/or extensions during 2021 or 2020 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2021 and 2020, we had total interest reserves of $87.4 million and $78.3 million, respectively, on 328 loans and 186 loans, respectively, with an aggregate UPB of $5.75 billion and $3.60 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Private Label	$507,918	$56,186
Fannie Mae	392,876	679,342
Freddie Mac	112,561	180,004
FHA	54,532	53,063
SFR - Fixed Rate	9,352	—
	1,077,239	968,595
Fair value of future MSR	19,318	21,600
Unearned discount	(2,948)	(3,276)
Loans held-for-sale, net	$1,093,609	$986,919

During 2021, 2020 and 2019, we sold $6.42 billion, $6.59 billion and $4.40 billion, respectively, of loans held-for-sale and recorded gain on sales, including fees, of $123.0 million, $94.6 million and $65.7 million, respectively. Included in the total loans sold during 2021 and 2020 were Private Label loans totaling $985.1 million and $727.2 million, respectively, which were sold to unconsolidated affiliates of ours who pooled and securitized the loans. We retained the most subordinate class of certificates in the 2021 and 2020 securitizations totaling $85.7 million and $63.6 million, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

At December 31, 2021 and 2020, there were no loans held-for-sale that were 90 days or more past due and there were no loans held-for-sale that were placed on a non-accrual status.

Subsequent Event. In February 2022, we closed a Private Label securitization totaling $489.3 million and retained the most subordinate certificates totaling $43.4 million.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized MSRs reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The weighted average estimated life remaining of our MSRs was 8.5 years and 8.6 years at December 31, 2021 and 2020, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$336,466	$43,508	$379,974	$221,901	$64,519	$286,420
Additions	134,116	—	134,116	159,533	—	159,533
Amortization	(47,845)	(10,770)	(58,615)	(34,186)	(15,036)	(49,222)
Write-downs and payoffs	(27,164)	(5,577)	(32,741)	(10,782)	(5,975)	(16,757)
Ending balance	$395,573	$27,161	$422,734	$336,466	$43,508	$379,974

We collected prepayment fees totaling $38.2 million and $12.8 million during 2021 and 2020, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. As of December 31, 2021 and 2020, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The expected amortization of capitalized MSRs recorded as of December 31, 2021 is as follows (in thousands):

Year	Amortization
2022	$58,814
2023	55,777
2024	53,179
2025	50,610
2026	46,582
Thereafter	157,772
Total	$422,734

Actual amortization may vary from these estimates.

Note 6 – Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2021
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$19,127,397	71%	Texas	12%
Freddie Mac	4,943,905	18%	New York	11%
Private Label	1,711,326	6%	North Carolina	9%
FHA	985,063	4%	California	8%
SFR - Fixed Rate	191,698	1%	Georgia	6%
Total	$26,959,389	100%	Florida	6%
			New Jersey	6%
			Other (2)	42%
			Total	100%

December 31, 2020
Fannie Mae	$18,268,268	74%	Texas	16%
Freddie Mac	4,881,080	20%	New York	9%
FHA	752,116	3%	North Carolina	9%
Private Label	726,992	3%	California	9%
Total	$24,628,456	100%	Florida	7%
			Georgia	6%
			New Jersey	4%
			Other (2)	40%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At December 31, 2021 and 2020, our weighted average servicing fee was 44.9 basis points and 45.4 basis points, respectively. At December 31, 2021 and 2020, we held total escrow balances of $1.99 billion and $1.29 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $682.5 million and $867.6 million at December 31, 2021 and 2020, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $4.2 million, $7.1 million and $17.3 million during 2021, 2020 and 2019, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 – Securities Held-to-Maturity

Agency Private Label Certificates. In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. As of December 31, 2021, we retained APL certificates with an initial face value of $149.4 million, which were purchased at a discount for $91.4 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 4.12% and have an estimated weighted average remaining maturity of 8.5 years. The weighted average effective interest rate was 9.11% and 10.15% at December 31, 2021 and 2020, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $3.6 million is estimated to mature after one year through five years and $145.8 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of December 31, 2021, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.2 years. The weighted average effective interest rate was 11.32% and 10.85% at December 31, 2021 and 2020, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $11.2 million is estimated to mature within one year, $28.8 million is estimated to mature after one year through five years, $3.3 million is estimated to mature after five years through ten years and $18.1 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain/(Loss)	Fair Value	Credit Losses
December 31, 2021
APL certificates	$149,368	$92,869	$5,007	$97,876	$1,422
B Piece bonds	61,360	47,615	4,420	52,035	331
Total	$210,728	$140,484	$9,427	$149,911	$1,753
December 31, 2020
APL certificates	$63,627	$37,685	$(2,105)	$35,580	$1,023
B Piece bonds	76,497	57,839	709	58,548	621
Total	$140,124	$95,524	$(1,396)	$94,128	$1,644

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Year Ended December 31, 2021
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,023	$621	$1,644
Provision for credit loss expense/(reversal)	399	(290)	109
Ending balance	$1,422	$331	$1,753

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of December 31, 2021, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We recorded interest income (including the amortization of discount) related to these investments of $13.2 million, $9.7 million and $9.9 million during 2021, 2020 and 2019, respectively.

Note 8 —Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	December 31, 2021	December 31, 2020	December 31, 2021
Arbor Residential Investor LLC	$65,756	$59,150	$—
AMAC Holdings III LLC	13,772	10,308	—
Fifth Wall Ventures III	5,409	—	—
North Vermont Avenue	2,419	2,496	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$89,676	$74,274	$1,687

Arbor Residential Investor LLC (“ARI”). We invested $9.6 million for a 50% interest in ARI, with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third-party to hold a controlling interest (65%) in a residential mortgage banking business. ARI has no other assets, liabilities or activity other than its investment in Wakefield. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest from 16.3% to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% as of December 31, 2021. We account for our ownership interest in ARI under the equity method of accounting and ARI accounts for its ownership interest in Wakefield under the equity method of accounting. During 2021, 2020 and 2019, we recorded income of $34.6 million, $75.7 million and $7.2 million, respectively, to income from equity affiliates in the consolidated statements of income. We also received $28.0 million and $43.2 million in cash distributions from this investment during 2021 and 2020, respectively, which were classified as returns of capital. We have included the audited financial statements of Wakefield in this report.

AMAC Holdings III LLC (“AMAC III”). We committed to a $30.0 million investment (of which $20.3 million was funded as of December 31, 2021) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2021 and 2020, the loss recorded from this investment was $1.3 million and $0.9 million, respectively, and the operating results for 2019 were de minimus. During 2021 and 2020, we received cash distributions from this investment totaling $3.8 million and $0.1 million, respectively, which were classified as returns of capital.

Fifth Wall Ventures III. During the fourth quarter of 2021, we committed to a $25.0 million investment (of which $5.4 million was funded as of December 31, 2021) for a 7.6% interest in two related private equity funds whose investment objective is to invest primarily in technology, technology-enabled or technology-related companies that are relevant or complementary to the build environment, including real estate or real estate related industries. We have no role in the management of the investment funds. Operating results from this investment were de minimis in 2021.

North Vermont Avenue. We invested $2.4 million for an initial 85% noncontrolling interest in a joint venture that acquired three parcels of land with multiple structures. The joint venture intends to tear down the existing structures and construct a new 202-unit multifamily complex with ground floor retail. Operating results from this investment were de minimis for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Lightstone Value Plus REIT L.P. / JT Prime. We own a $1.9 million interest in a joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. (“Lightstone”). We also own a 50% noncontrolling interest in a joint venture, JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. Operating results from these investments were de minimis for all periods presented.

West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in September 2025 and bears interest at LIBOR plus 4.0%. During 2018, we determined that this investment exhibited indicators of impairment and recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment and fully reserved the $1.7 million first mortgage loan.

Lexford Portfolio. We own a less than $0.1 million noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2020 and 2019, we received distributions from this investment and recognized income totaling $1.1 million and $3.5 million, net of expenses, respectively. As a result of COVID-19, Lexford did not make any distributions to its equity holders in 2021.

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

Tapestry on the River. During the third quarter of 2021, we invested $14.0 million for a 48.9% equity interest in a joint venture with a third-party that was formed to invest in an apartment community. During the fourth quarter of 2021, this joint venture was dissolved, and we received a $14.7 million distribution and recorded a $0.7 million gain.

Emerson at Forney. During the third quarter of 2021, we invested $3.0 million for an 11.1% equity interest in a joint venture with a third-party that was formed to invest in an apartment community. During the fourth quarter of 2021, this joint venture was dissolved, and we received a $3.2 million distribution and recorded a $0.2 million gain.

Century Summerfield Apartments. During the first quarter of 2021, we funded $17.0 million of a total committed investment of $20.0 million for a 50% equity interest in a joint venture with a third-party that was formed to invest in an apartment community. During the second quarter of 2021, this joint venture was dissolved, and we received a $17.2 million distribution and recorded a $0.2 million gain.

See Note 18 for details of certain investments described above.

Note 9 — Goodwill and Other Intangible Assets

Goodwill. The goodwill balance at both December 31, 2021 and 2020 was $56.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Other Intangible Assets. The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
Finite‑lived intangible assets:
Broker relationships	$25,000	$(17,057)	$7,943	$25,000	$(13,932)	$11,068
Borrower relationships	14,400	(7,860)	6,540	14,400	(6,420)	7,980
Below market leases	4,010	(3,359)	651	4,010	(3,233)	777
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$72,410	$(28,276)	$44,134	$72,410	$(23,585)	$48,825

The amortization expense recorded for these intangible assets were $4.7 million, $5.3 million and $5.5 million during 2021, 2020 and 2019, respectively.

At December 31, 2021, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the succeeding five years are as follows ($ in thousands):

		Estimated Amortization Expense for the
		Years Ending December 31,
	Wtd. Avg.
	Remaining Life
	(in years)	2022	2023	2024	2025	2026
Finite‑lived intangible assets:
Broker relationships	2.5	$3,125	$3,125	$1,693	$—	$—
Borrower relationships	4.5	1,440	1,440	1,440	1,440	780
Below market leases	5.2	126	126	126	126	126
	3.5	$4,691	$4,691	$3,259	$1,566	$906

See Note 20 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 10 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

	December 31, 2021				December 31, 2020
		Debt	Collateral			Debt	Collateral
		Carrying	Carrying	Wtd. Avg.		Carrying	Carrying	Wtd. Avg.
	UPB	Value(1)	Value	Note Rate	UPB	Value(1)	Value	Note Rate
Structured Business
$2.00B joint repurchase facility	$1,490,434	$1,486,380	$1,877,930	2.56%	$682,958	$681,006	$1,054,562	2.55%
$1.00B repurchase facility	676,608	675,415	937,880	2.04%	192,193	191,622	259,559	2.99%
$450M repurchase facility	397,842	397,272	511,269	1.89%	—	—	—	—
$398.7M repurchase facility (2)	242,034	241,450	289,956	3.04%	71,656	71,627	87,242	2.73%
$325M repurchase facility	294,145	293,700	385,337	1.76%	31,780	31,780	40,551	1.92%
$225M credit facility	28,213	27,826	42,270	2.79%	23,857	23,606	31,809	4.06%
$200M credit facility	177,599	177,406	236,538	1.70%	39,389	39,346	47,912	2.24%
$153.9M loan specific credit facilities	153,937	153,727	214,300	3.14%	148,798	148,615	198,550	3.03%
$50M credit facility	29,200	29,194	36,500	2.13%	16,002	15,992	21,300	2.17%
$30M working capital facility	—	—	—	—	30,000	30,000	—	3.55%
$25M credit facility	1,235	1,235	1,900	4.06%	—	—	—	—
$25M credit facility	10,285	10,218	14,773	2.38%	9,539	9,323	14,340	2.43%
$1M master security agreement	635	635	—	4.01%	1,441	1,441	—	4.10%
Repurchase facility - securities (3)	30,849	30,849	—	3.40%	38,487	38,487	—	3.47%
Structured Business total	$3,533,016	$3,525,307	$4,548,653	2.34%	$1,286,100	$1,282,845	$1,755,825	2.73%
Agency Business
$750M ASAP agreement	$182,130	$182,130	$182,140	1.40%	$301,455	$301,455	$302,491	1.40%
$500M joint repurchase facility	399,470	395,317	475,360	2.11%	43,132	42,808	56,186	2.07%
$500M repurchase facility	236,527	236,429	236,527	1.58%	174,555	174,515	174,555	1.64%
$200M credit facility	115,351	115,304	115,351	1.60%	294,815	294,732	296,698	1.30%
$150M credit facility	16,657	16,544	16,657	1.51%	49,754	49,632	49,754	1.65%
$50M credit facility	9,295	9,295	9,295	1.40%	88,911	88,896	88,911	1.65%
$1.3M repurchase facility (2)	1,253	1,253	1,477	3.00%	—	—	—	—
Agency Business total	$960,683	$956,272	$1,036,807	1.75%	$952,622	$952,038	$968,595	1.48%
Consolidated total	$4,493,699	$4,481,579	$5,585,460	2.21%	$2,238,722	$2,234,883	$2,724,420	2.20%
(1)	The debt carrying value for the Structured Business at December 31, 2021 and 2020 was net of unamortized deferred finance costs of $7.7 million and $3.3 million, respectively. The debt carrying value for the Agency Business at December 31, 2021 and 2020 was net of unamortized deferred finance costs of $4.4 million and $0.6 million, respectively.
(2)	A portion of this repurchase facility was used to finance a $1.3 million fixed rate SFR permanent loan reported through our Agency Business.
(3)

These repurchase facilities are subject to margin call provisions associated with changes in interest spreads. As of December 31, 2021 and 2020, these facilities were collateralized by B Piece bonds with a carrying value of $47.6 million and $57.8 million, respectively, and an SFR bond with a carrying value of $10.0 million at December 31, 2020, which are held by our Agency Business.

Effective January 1, 2022, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings will continue to be at a LIBOR-based interest rate.

Generally, our credit and repurchase facilities have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a “wind-down” feature.

Joint Repurchase Facility. We have a $2.50 billion joint repurchase facility, which is shared between the Structured Business and the Agency Business, which matures in March 2024 with a one-year extension option. This facility is used to finance structured loans and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on structured loans and 85% on Private Label loans and has a $150.0 million over advance available that bears interest at a rate of the applicable benchmark plus 5.75%. The over advance is available through March 2022. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Structured Business. We utilize credit and repurchase facilities with various financial institutions to finance our Structured Business loans and investments as described below. Many of these facilities have a maximum advance rate of between 75% to 85% depending on the asset type financed.

At December 31, 2021 and 2020, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.51% and 2.97%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the master security agreement used to finance leasehold and capital expenditure improvements at our corporate office, was 77% and 69% at December 31, 2021 and 2020, respectively.

We have a $1.00 billion repurchase facility used to finance loans that matures in December 2022, with one quarterly extension option through March 2023. The interest rate on loans funded after January 21, 2021 is LIBOR plus 1.75% with a 0.35% LIBOR floor if utilization is above $250.0 million and LIBOR plus 2.00% with up to a 0.35% LIBOR floor if utilization is below $250.0 million. For existing loans, the interest rate range will remain at LIBOR plus 2.00% to 2.20% with a 0.35% LIBOR floor. The interest rate spread increases by 0.20% if the advance rate on a loan exceeds 75%.

We have a $450.0 million repurchase facility to finance bridge loans that bears an interest rate ranging from LIBOR plus 1.75% to 2.25% for multifamily and LIBOR plus 2.00% to 2.75% for non-multifamily. The facility matures in March 2023, with three one-year extension options through March 2026.

We have a $400.0 million repurchase facility to finance SFR properties that bears interest at a rate ranging from SOFR plus 1.75% to 2.25% with a 0.25% SOFR floor, depending on the loan performance, and matures in December 2022.

We have a $200.0 million repurchase facility to finance multifamily bridge loans that the interest rate is determined on a loan-by-loan basis and matures in October 2023, with a one-year extension option. The facility was temporarily increased to $325.0 million, which expires in April 2022.

We have a $225.0 million credit facility to finance SFR properties that bears interest at a rate of LIBOR plus 2.50%, with an all-in floor rate range of 2.75% to 3.85%, depending on our deposit balance. The facility matures in October 2022, with a one-year extension option.

We have a $200.0 million credit facility to finance bridge loans that matures in July 2022 and bears interest at a rate of SOFR plus 1.61% for multifamily, SOFR plus 2.31% for independent living and SOFR plus 2.56% for assisted living. This facility includes a $25.0 million sublimit to finance healthcare related loans.

We have several loan specific credit facilities totaling $153.9 million used to finance individual bridge loans. The facilities bear interest at rates ranging from LIBOR plus 2.20% to 2.40%, fixed rates ranging from 3.00% to 4.00%, and the greater of the prime rate or 3.25% and mature between February 2022 and October 2024.

We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of LIBOR plus 2.00% and matures in April 2022.

We have a $30.0 million unsecured working capital line of credit that bears interest at a rate of LIBOR plus 3.25% with a 0.25% LIBOR floor. This line matures in February 2022 and is typically renewed annually.

We have a $25.0 million credit facility to finance SFR properties that bears interest at a rate of LIBOR plus 2.50%, with an all-in floor rate of 3.85%, and which matures in October 2022.

We have a $25.0 million credit facility used to purchase loans that bears interest at a rate of SOFR plus 2.35% and matures in June 2022, with a one-year extension option.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We have a note payable under a master security agreement that was used to finance capital expenditures. The note bears interest at a fixed rate of 4.01% and matures in December 2022.

We have an uncommitted repurchase facility that is used to finance securities we retained in connection with our CLOs and our purchases of B Piece bonds from SBL program securitizations and SFR bonds. This facility bears interest at rate of LIBOR plus 3.25% with a 0.25% LIBOR floor and has no stated maturity date.

Agency Business. We utilize credit facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below. The financial institutions that provide these facilities generally have a security interest in the underlying mortgage notes that serve as collateral for these facilities.

We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of SOFR plus 1.26% with a 0.25% SOFR floor.

We have a $500.0 million repurchase facility that bears interest at a rate of SOFR plus 1.48% and matures in November 2022.

We have a $200.0 million credit facility that bears interest at a rate of LIBOR plus 1.35% with a 0.25% LIBOR floor and matures in March 2022.

We have a $150.0 million credit facility that bears interest at a rate of SOFR plus 1.46% and matures in July 2022. This facility includes a $50.0 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which bears interest at a rate of SOFR plus 1.86%.

We have a $50.0 million credit facility that bears interest at a rate of LIBOR plus 1.30% and matures in September 2022.

We have a $50.0 million letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program. The facility bears interest at a fixed rate of 2.875%, matures in September 2023 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2021, the letters of credit outstanding include $45.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

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

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
December 31, 2021	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 17	$1,714,125	$1,705,549	1.81%	$1,914,280	$1,903,997	$118,520
CLO 16	1,237,500	1,230,093	1.44%	1,444,573	1,436,743	—
CLO 15	674,412	669,723	1.49%	785,761	782,682	15,750
CLO 14	655,475	650,947	1.45%	717,396	715,154	53,342
CLO 13	668,000	665,006	1.54%	740,369	738,265	48,543
CLO 12	534,193	531,939	1.62%	557,249	555,974	35,635
CLO 10	441,000	439,553	1.57%	485,460	483,995	57,706
Total CLOs	$5,924,705	$5,892,810	1.59%	$6,645,088	$6,616,810	$329,496

December 31, 2020
CLO 13	$668,000	$663,804	1.58%	$768,664	$765,923	$43
CLO 12	534,193	530,673	1.66%	628,935	627,262	2,005
CLO 11	533,000	529,859	1.61%	555,157	553,286	92,395
CLO 10	441,000	438,442	1.61%	522,132	520,507	25,537
CLO 9	356,150	354,531	1.53%	457,903	456,656	18,703
Total CLOs	$2,532,343	$2,517,309	1.60%	$2,932,791	$2,923,634	$138,683
(1)	Debt carrying value is net of $31.9 million and $15.0 million of deferred financing fees at December 31, 2021 and 2020, respectively.
(2)	At December 31, 2021 and 2020, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 1.86% and 1.93%, respectively.
(3)	As of December 31, 2021 and 2020, there was no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $133.7 million and $49.5 million at December 31, 2021 and 2020, respectively.

CLO 17. In December 2021, we completed CLO 17, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.91 billion. Of the total CLO notes issued, $1.71 billion were investment grade notes issued to third-party investors and $194.3 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.79 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $315.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.10 billion, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $385.9 million, including the $194.3 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.68% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

CLO 16. In September 2021, we completed CLO 16, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.37 billion. Of the total CLO notes issued, $1.24 billion were investment grade notes issued to third-party investors and $135.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.19 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $313.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.50 billion, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $262.5 million, including the $135.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.31% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 15. In June 2021, we completed CLO 15, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $747.8 million. Of the total CLO notes issued, $674.4 million were investment grade notes issued to third-party investors and $73.4 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $653.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $162.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $815.0 million, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $140.6 million, including the $73.4 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.37% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 14. In March 2021, we completed CLO 14, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third-party investors and $68.7 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 13. In 2020, we completed CLO 13, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third-party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

CLO 12. In 2019, we completed CLO 12, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $585.8 million. Of the total CLO notes issued, $534.2 million were investment grade notes issued to third-party investors and $51.6 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $510.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $124.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $635.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $100.8 million, including the $51.6 million below investment grade notes. The notes had an initial weighted average interest rate of 1.50% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 10. In 2018, we completed CLO 10, issuing seven tranches of CLO notes through two wholly-owned subsidiaries totaling $494.2 million. Of the total CLO notes issued, $441.0 million were investment grade notes issued to third-party investors and $53.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $501.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a stated maturity date in June 2028 and a four-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $58.1 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $560.0 million, representing leverage of 79%. We retained a residual interest in the portfolio with a notional amount of $119.0 million, including the $53.2 million below investment grade notes. The notes had an initial weighted average interest rate of 1.45% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 11 and CLO 9. In 2021, we unwound both CLO 11 and CLO 9, redeeming $889.2 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within CLOs 17 and 14, as well as with cash held by CLOs 11 and 9, and expensed $3.4 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

CLO 8. In 2020, we unwound CLO 8 redeeming $282.9 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within CLO 13, as well as with cash held by CLO 8, and expensed $1.5 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

CLO 7 and CLO 6. In 2019, we unwound both CLO 7 and CLO 6 redeeming $529.3 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within CLOs 12 and 11, as well as with cash held by CLOs 7 and 6, and expensed $2.6 million of deferred financing fees into interest expense on the consolidated statements of income.

Subsequent Event. In February 2022, we completed CLO 18 totaling $2.05 billion, of which $1.65 billion were investment grade notes issued to third-party investors. We retained a residual interest in the portfolio with a notional amount of $397.2 million, which includes $210.1 million of below investment grade notes.

Luxembourg Debt Fund

In 2020, we completed the unwind of the debt fund and redeemed all the outstanding notes with a portion of the proceeds from our senior unsecured notes issued in March 2020 described below and recorded a loss on extinguishment of debt of $1.6 million, which was primarily comprised of deferred financing fees. The debt fund was a VIE for which we were the primary beneficiary and was consolidated in our financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			December 31, 2021			December 31, 2020
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
5.00% Notes (3)	Dec. 2021	Dec. 2028	$180,000	$177,105	5.00%	$—	$—	—%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	266,090	4.50%	—	—	—%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,302	5.00%	—	—	—%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,202	8.00%	70,750	69,793	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,477	4.50%	275,000	271,994	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,018	4.75%	110,000	108,668	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,135	5.75%	90,000	88,751	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	124,216	5.63%	125,000	123,637	5.63%
			$1,295,750	$1,280,545	5.05%	$670,750	$662,843	5.29%
(1)	At December 31, 2021 and 2020, the carrying value is net of deferred financing fees of $15.2 million and $7.9 million, respectively.
(2)	At December 31, 2021 and 2020, the aggregate weighted average note rate, including certain fees and costs, was 5.34% and 5.65%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

In December 2021, we issued $180.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2028 in a private offering. We received net proceeds of $177.2 million from the issuance, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments related to our business and for general corporate purposes.

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

In 2020, we issued $40.5 million aggregate principal amount of 8.00% senior unsecured notes due in April 2023 (the “ 8.00% Initial Notes”) in a private placement, and, in June 2020, we issued an additional $30.3 million (the “8.00% Reopened Notes”) which brought the aggregate outstanding principal amount to $70.8 million. The 8.00% Reopened Notes are fully fungible, and rank equally in right of payment, with the 8.00% Initial Notes. We received total proceeds of $69.6 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the issuances to repay secured indebtedness, make investments relating to our business and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In 2020, we issued $275.0 million aggregate principal amount of 4.50% senior unsecured notes due in March 2027 in a private placement. We received proceeds of $271.8 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the net proceeds to repay secured indebtedness.

In 2019, we issued $110.0 million aggregate principal amount of 4.75% senior unsecured notes due in October 2024 in a private placement. We received proceeds of $108.2 million from the issuance, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes.

In 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 in a private placement. We received proceeds of $88.2 million from the issuance, after deducting the underwriting discount and other offering expenses. We used the net proceeds to make investments and for general corporate purposes.

In 2018, we issued $100.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 (the “5.625% Initial Notes”) in a private placement, and, in May 2018, we issued an additional $25.0 million (the “5.625% Reopened Notes”) which brought the aggregate outstanding principal amount to $125.0 million. The 5.625% Reopened Notes are fully fungible, and rank equally in right of payment, with the 5.625% Initial Notes. We received total proceeds of $122.3 million from the issuances, after deducting the underwriting discount and other offering expenses. We used the net proceeds from the 5.625% Initial Notes to fully redeem 7.375% senior unsecured notes totaling $97.9 million and the net proceeds from the 5.625% Reopened Notes to make investments and for general corporate purposes.

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering, which includes the exercised purchaser’s total over-allotment option of $34.0 million. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds totaling $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% Convertible Notes for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. The remaining net proceeds were used for general corporate purposes. During 2019, we recorded a loss on extinguishment of debt of $7.3 million in connection with this exchange, which included an inducement charge of $1.1 million. As of December 31, 2021, the 4.75% Convertible Notes had a conversion rate of 56.8560 shares, common stock per $1,000 of principal, which represented a conversion price of $17.59 per share of common stock.

In July 2021, the remaining $14.3 million principal amount of our 5.25% Convertible Notes matured and were fully settled with $14.3 million of cash and 386,459 shares of common stock.

Our convertible senior unsecured notes are not redeemable by us prior to their maturities and are convertible by the holder into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements. We intend to settle the principal balance of our convertible debt in cash and have not assumed share settlement of the principal balance for purposes of computing EPS. At the time of issuance, there was no precedent or policy that would indicate that we would settle the principal in shares, or the conversion spread in cash.

Accounting guidance effective on December 31, 2021 requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component reflects the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of the issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the term of the notes, which was 0.84 years and 1.77 years at December 31, 2021 and 2020, respectively, on a weighted

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

average basis. Our adoption of ASU 2020-06 on January 1, 2022 changes the way in which we account for our convertible debt, see Note 2 for details.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
December 31, 2021	$264,000	$2,520	$2,095	$259,385	$8,684

December 31, 2020	$278,300	$5,636	$4,691	$267,973	$9,962

During 2021, we incurred total interest expense on the notes of $18.6 million, of which $12.8 million, $3.2 million and $2.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During 2020, we incurred interest expense on the notes totaling $20.0 million, of which $13.4 million, $3.6 million and $3.0 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During 2019, we incurred interest expense on the notes totaling $28.3 million, of which $13.5 million, $7.9 million and $6.8 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 6.71% and 6.75% at December 31, 2021 and 2020, respectively.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.4 million and $141.7 million at December 31, 2021 and 2020, respectively, which is net of a deferred amount of $10.2 million and $10.8 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.7 million and $1.8 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 3.03% and 3.06% at December 31, 2021 and 2020, respectively. Including certain fees and costs, the weighted average note rate was 3.12% and 3.15% at December 31, 2021 and 2020, respectively.

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2021.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2021, as well as on the most recent determination dates in January 2022. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Our CLO compliance tests as of the most recent determination dates in January 2022 are as follows:

Cash Flow Triggers	CLO 10	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17
Overcollateralization (1)
Current	126.98%	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%
Limit	125.98%	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	488.48%	307.16%	317.07%	319.01%	332.57%	276.52%	192.52%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 10	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17
January 2022	126.98%	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%
October 2021	126.98%	118.87%	119.76%	119.76%	120.85%	121.21%	—
July 2021	126.98%	118.87%	119.76%	119.76%	120.85%	—	—
April 2021	126.98%	118.87%	119.76%	119.76%	—	—	—
January 2021	126.98%	118.87%	119.76%	—	—	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$64,303	$34,648
Impact of adopting CECL - January 1, 2020	—	14,406
Provisions for loss sharing	44	16,379
Provisions reversal for loan repayments	(6,211)	(1,557)
Recoveries (charge-offs), net	(2,072)	427
Ending balance	$56,064	$64,303

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2021 and 2020, guarantee obligations of $34.4 million and $34.0 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2021 and 2020, we had outstanding advances of less than $0.1 million and $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At December 31, 2021 and 2020, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $21.7 million and $30.3 million, respectively, and represented 0.11% and 0.17%, respectively, of the Fannie Mae servicing portfolio.

At December 31, 2021 and 2020, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.60 billion and $3.41 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of loss on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2021, 2020 and 2019, we recorded net losses of $0.8 million, net gains of $3.4 million and net losses of $7.8 million, respectively, from changes in the fair value of these derivatives and $130.2 million, $165.5 million and $90.8 million, respectively, of income from MSRs. See Note 13 for details.

Interest Rate and Credit Default Swaps. We enter into over-the-counter swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. The Swaps do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

During 2021, we recorded realized and unrealized losses of less than $0.1 million and $1.5 million, respectively, to our Agency Business related to our Swaps. During 2020, we recorded realized losses of $3.0 million and unrealized gains of $0.2 million to our Structured Business and realized losses of $57.1 million and unrealized losses of $1.7 million to our Agency Business related to our Swaps. During 2019, we recorded realized losses of $0.4 million and unrealized gains of $0.2 million to our Structured Business and realized gains of $4.6 million and unrealized gains of $1.5 million to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in loss on derivative instruments, net on our consolidated statements of income.

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	December 31, 2021
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate Lock Commitments	2	$11,250	Other Assets/Other Liabilities	$295	$(33)
Forward Sale Commitments	55	571,220	Other Assets/Other Liabilities	1,370	(1,449)
Swaps	3,882	388,200		—	—
		$970,670		$1,665	$(1,482)

	December 31, 2020
Rate Lock Commitments	7	$136,354	Other Assets/Other Liabilities	$1,967	$(231)
Forward Sale Commitments	114	1,048,763	Other Assets/Other Liabilities	1,925	(990)
Swaps	453	45,300		—	—
		$1,230,417		$3,892	$(1,221)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2021			December 31, 2020
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$12,158,995	$11,981,048	$12,181,194	$5,475,082	$5,285,868	$5,428,141
Loans held-for-sale, net	1,077,239	1,093,609	1,117,085	968,595	986,919	1,007,294
Capitalized mortgage servicing rights, net	n/a	422,734	477,323	n/a	379,974	415,495
Securities held-to-maturity, net	210,728	140,484	149,911	140,124	95,524	94,128
Derivative financial instruments	280,654	1,665	1,665	865,975	3,892	3,892

Financial liabilities:
Credit and repurchase facilities	$4,493,699	$4,481,579	$4,484,107	$2,238,722	$2,234,883	$2,235,668
Collateralized loan obligations	5,924,705	5,892,810	5,914,453	2,532,343	2,517,309	2,495,195
Senior unsecured notes	1,295,750	1,280,545	1,301,708	670,750	662,843	670,117
Convertible senior unsecured notes, net	264,000	259,385	294,690	278,300	267,973	280,636
Junior subordinated notes	154,336	142,382	101,698	154,336	141,656	99,594
Derivative financial instruments	301,816	1,482	1,482	319,142	1,221	1,221

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of December 31, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,665	$1,665	$—	$1,370	$295

Financial liabilities:
Derivative financial instruments	$1,482	$1,482	$—	$1,482	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels as of December 31, 2021 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$61,953	$61,953	$—	$—	$61,953
(1)	We had an allowance for credit losses of $86.9 million relating to eight impaired loans with an aggregate carrying value, before loan loss reserves, of $148.8 million at December 31, 2021.

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

Quantitative information about Level 3 fair value measurements at December 31, 2021 is as follows ($ in thousands):

		Valuation
	Fair Value	Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,473	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

			Discount rate	11.00%
Office	480	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	295	Discounted cash flows	W/A discount rate	13.31%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	for the Year Ended December 31,
	2021	2020	2019
Derivative assets and liabilities, net
Beginning balance	$1,967	$1,066	$324
Settlements	(112,836)	(164,654)	(83,992)
Realized gains recorded in earnings	110,869	163,588	83,668
Unrealized gains recorded in earnings	295	1,967	1,066
Ending balance	$295	$1,967	$1,066

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
December 31, 2021	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$11,250	$295	$(29)	$266
Forward sale commitments	571,220	—	29	29
Loans held-for-sale, net (1)	1,077,239	19,386	—	19,386
Total		$19,681	$—	$19,681
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels as of December 31, 2021 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,981,048	$12,181,194	$—	$—	$12,181,194
Loans held-for-sale, net	1,093,609	1,117,085	—	1,097,699	19,386
Capitalized mortgage servicing rights, net	422,734	477,323	—	—	477,323
Securities held-to-maturity, net	140,484	149,911	—	—	149,911

Financial liabilities:
Credit and repurchase facilities	$4,481,579	$4,484,107	$—	$956,272	$3,527,835
Collateralized loan obligations	5,892,810	5,914,453	—	—	5,914,453
Senior unsecured notes	1,280,545	1,301,708	1,301,708	—	—
Convertible senior unsecured notes, net	259,385	294,690	—	294,690	—
Junior subordinated notes	142,382	101,698	—	—	101,698

Note 14 — Commitments and Contingencies

Impact of COVID-19. The magnitude and duration of COVID-19 and its impact on our business and on our borrowers is uncertain and will mostly depend on future events, which cannot be predicted. As this pandemic continues and if economic conditions deteriorate, it may have long-term impacts on our financial position, results of operations and cash flows. See Item 1A. Risk Factors and Note 2 for further discussion of COVID-19.

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

As of December 31, 2021, we were required to maintain at least $18.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of December 31, 2021, we met the restricted liquidity requirement with a $45.0 million letter of credit and $18.7 million of cash collateral.

As of December 31, 2021, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $43.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of December 31, 2021, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA, and we believe we have met all requirements as of December 31, 2021.

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

Debt Obligations and Operating Leases. As of December 31, 2021, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2022	$3,360,731	$8,342	$3,369,073
2023	1,886,918	8,067	1,894,985
2024	2,925,345	7,929	2,933,274
2025	1,109,257	7,978	1,117,235
2026	2,210,054	8,282	2,218,336
Thereafter	640,185	26,098	666,283
Total	$12,132,490	$66,696	$12,199,186

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

As of December 31, 2021 and 2020, our leases had remaining lease terms of 0.1 – 9.0 years and 0.5 – 10.0 years, respectively, with a weighted average remaining lease term of 8.2 years and 9.0 years, respectively, and a weighted average discount rate of 4.0% and 4.9%, respectively. We recorded lease expense of $9.3 million, $6.2 million and $6.1 million during 2021, 2020 and 2019, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $975.2 million as of December 31, 2021 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	December 31, 2021	December 31, 2020
Assets:
Restricted cash	$466,523	$188,226
Loans and investments, net	6,616,809	2,923,634
Other assets	61,474	22,587
Total assets	$7,144,806	$3,134,447

Liabilities:
Collateralized loan obligations	$5,892,810	$2,517,309
Other liabilities	9,813	2,755
Total liabilities	$5,902,623	$2,520,064

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 30 VIEs in which we have a variable interest as of December 31, 2021 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2021 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$466,811
APL certificates	94,291
B Piece bonds	47,946
Equity investments	20,560
Agency interest only strips	542
Total	$630,150
(1)	Represents the carrying amount of loans and investments before reserves. At December 31, 2021, $129.8 million of loans to VIEs had corresponding loan loss reserves of $79.4 million. The maximum loss exposure as of December 31, 2021 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.35 billion at December 31, 2021.

Note 16 — Equity

Preferred Stock. In October 2021, we completed a public offering of 8,050,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of $194.8 million after deducting the underwriting discount and other offering expenses. Holders of the Series F preferred stock will be entitled to receive cumulative dividends at a fixed rate equal to 6.25% from the date of issuance through October 29, 2026 and at a floating rate equal to a benchmark rate (which is expected to be the three-month SOFR) plus a spread of 5.442% per annum beginning October 30, 2026, provided that in no event should the rate be lower than 6.125%. The proceeds were used to make investments related to our business and for general corporate purposes. The Series F preferred stock is not redeemable by us prior to October 12, 2026 except under circumstances intended to preserve our qualification as a REIT and except upon the occurrence of a change of control.

In August 2021, we completed a public offering of 5,750,000 shares of 6.25% Series E cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of $139.1 million after deducting the underwriting discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. The Series E preferred stock is not redeemable by us prior to August 11, 2026 except under circumstances intended to preserve our qualification as a REIT and except upon the occurrence of a change of control.

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

Subsequent Event. In February 2022, we completed the public offering of an additional 3,100,000 shares of 6.25% Series F preferred stock, generating net proceeds of $72.6 million after deducting the underwriting discount and other offering expenses. The additional shares issued have the same terms as the original issuance completed in October 2021.

Common Stock. In November 2021, we completed a public offering in which we sold 7,910,000 shares of our common stock for $19.48 per share and received net proceeds of $153.9 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used $10.9 million of the net proceeds from this offering to purchase 562,500 shares of our common stock from our chief executive officer, ACM and certain other executive officers of ours at a weighted average price of $19.46.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In August 2021, we amended the equity distribution agreement with JMP Securities LLC (“JMP”). In accordance with the terms of the amendment, we may offer and sell up to 20,000,000 shares of our common stock in “At-The-Market” equity offerings through JMP by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2021, we sold 8,230,369 shares of our common stock for net proceeds of $141.8 million. We used $21.1 million of the net proceeds to redeem OP Units from two ACM members. As of December 31, 2021, we had 18,192,510 shares available under the amended agreement.

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

In March 2021, we completed a public offering in which we sold 7,000,000 shares of our common stock for $15.48 per share and received net proceeds of $108.2 million after deducting the underwriter's discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes. We also used $12.4 million of the net proceeds from this offering to purchase 800,000 shares of our common stock from our chief executive officer, ACM and certain other executive officers of ours at the same price the underwriters paid to purchase the shares.

During 2021, we issued 386,459 shares in connection with the settlements of our 5.25% Convertible Notes.

We maintain a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. We did not repurchase shares of our common stock under this program during 2021. As of December 31, 2021, there was $96.1 million available for repurchase under this program.

Noncontrolling Interest. Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At December 31, 2021, there were 16,325,095 OP Units outstanding, which represented 9.7% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2021 are as follows:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 17, 2021	$0.33	February 1, 2021	$0.515625	$0.484375	$0.53125	N/A	N/A
May 5, 2021	$0.34	April 30, 2021	$0.515625	$0.484375	$0.53125	N/A	N/A
July 28, 2021	$0.35	July 2, 2021	N/A	N/A	N/A	$0.25677	N/A
October 27, 2021	$0.36	October 1, 2021	N/A	N/A	N/A	$0.3984375	$0.34288
(1)	The dividend declared on October 1, 2021 for Series D and E were for July 30, 2021 through October 29, 2021 and August 11, 2021 (the date of issuance) through October 29, 2021, respectively. The dividend declared on July 2, 2021 was for June 2, 2021 through July 29, 2021, the dividend declared on April 30, 2021 was for March 1, 2021 through May 31, 2021 and the dividend declared on February 1, 2021 was for December 1, 2020 through February 28, 2021. As mentioned above, we fully redeemed our Series A, B and C preferred stock in June 2021.

Common Stock – On February 16, 2022, the Board of Directors declared a cash dividend of $0.37 per share of common stock. The dividend is payable on March 18, 2022 to common stockholders of record as of the close of business on March 4, 2022.

Preferred Stock – On January 3, 2022, the Board of Directors declared cash dividends of $0.3984375 per share of Series D preferred stock, $0.390625 per share of Series E preferred stock and $0.46875 per share of Series F preferred stock. The Series D and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

E dividends reflect accrued dividends from October 30, 2021 through January 29, 2022. The Series F dividend reflects accrued dividends from October 12, 2021 (the date of issuance) through January 29, 2022. The dividends are payable on January 31, 2022 to preferred stockholders of record on January 15, 2022.

We have determined that 100% of the common stock and preferred stock dividends paid during 2021, 2020 and 2019 represented ordinary income to our stockholders for income tax purposes. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2021. As a result, no portion of the 2021 dividends should be treated as excess inclusion income for federal income tax purposes.

Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.

In 2021, we issued 356,377 shares of restricted common stock to certain employees under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $5.9 million, of which: (1) 116,570 shares with a grant date fair value of $1.9 million were fully vested on the grant date; (2) 101,475 shares with a grant date fair value of $1.7 million will vest on the first anniversary of the grant date; (3) 88,788 shares with a grant date fair value of $1.5 million will vest on the second anniversary of the grant date; (4) 25,479 shares with a grant date fair value of $0.4 million will vest on the third anniversary of the grant date; and (5) 24,065 shares with a grant date fair value of $0.4 million will vest on the fourth anniversary of the grant date. We also issued 28,381 shares of fully vested common stock to the independent members of the Board of Directors under the 2020 Plan with a grant date fair value of $0.5 million.

In 2020 and 2019, we granted 314,957 shares and 333,884 shares, respectively, of restricted common stock with a total grant date fair value of $3.4 million and $4.2 million, respectively, to certain employees. One third of the shares vested as of the grant date and one third will vest on each of the first and second anniversaries of the grant date. In 2020 and 2019, we granted 52,735 shares and 55,244 shares, respectively, of fully vested common stock with a grant date fair value of $0.5 million and $0.7 million, respectively, to the independent members of our Board of Directors.

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

In April 2021, our chief executive officer elected to receive the Time Based Vesting Equity Award option for 2021; therefore, we granted our chief executive officer 184,729 shares of restricted common stock with a grant date fair value of $3.1 million that vest in full in April 2024. In July 2021, we granted our chief executive officer 165,746 shares of performance based restricted stock with a grant date fair value of $3.0 million in connection with the Acquisition Related Grant, which vest in full in July 2024. In addition, 294,985 shares of performance-based restricted stock granted in 2018 vested in the third quarter of 2021, which were net settled for 150,530 common shares. In November 2021, in accordance with the terms of the 2021 annual incentive agreement, our chief executive officer elected to receive the Time Based Vesting Equity Award option for 2022, which he also elected to defer until March 2027, subject to section 409(a) of the Internal Revenue Code. The deferred Time Based Vesting Equity Award will be granted in the form of restricted stock units, will have no voting rights and is eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In 2020 and 2019, we granted our chief executive officer 45,928 shares and 58,738 shares, respectively, of restricted common stock with a grant date fair value of $0.5 million and $0.7 million, respectively, and 275,569 and 352,427, respectively, of performance-based restricted stock units with a grant date fair value of $0.1 million and $1.7 million, respectively. One quarter of the restricted common stock vest on the grant date and one quarter vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. In 2021 and 2020, previously granted performance-based restricted stock units of 448,980 and 421,348 units, respectively, fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2020 and 2019, respectively. The 448,980 and 421,348 fully vested units were net settled for 229,083 and 215,014, respectively, of common shares in 2021 and 2020, respectively. In 2020 and 2019, we also granted our chief executive officer 313,152 shares and 246,508 shares, respectively, of performance-based restricted stock with a grant date fair value of $2.9 million and $3.0 million, respectively, as a result of achieving goals related to the integration of the Acquisition. The performance-based restricted stock vest in full three years after the grant date. In 2020, we withheld 175,102 shares from the net settlement of previously granted performance-based restricted stock that vested in 2020 for payment of withholding taxes.

During 2021, 2020 and 2019, we recorded total stock-based compensation expense of $9.3 million, $8.6 million and $8.8 million, respectively, to employee compensation and benefits and $0.6 million, $0.5 million and $0.7 million, respectively, to selling and administrative expense.

During 2021, a total of 1,102,761 shares of restricted stock and restricted stock units vested with a grant date fair value of $9.6 million.

As of December 31, 2021 and 2020, there were 1,257,199 shares and 1,300,568 shares, respectively, of unvested restricted common stock with a grant date fair value of $17.1 million and $14.4 million, respectively.

At December 31, 2021, total unrecognized compensation cost related to unvested restricted common stock was $8.9 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.9 years.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Year Ended December 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$317,412	$317,412	$163,395	$163,395	$121,074	$121,074
Net income attributable to noncontrolling interest (2)	—	38,507	—	25,208	—	26,610
Net income attributable to common stockholders and noncontrolling interest	$317,412	$355,919	$163,395	$188,603	$121,074	$147,684
Weighted average shares outstanding	137,830,691	137,830,691	113,811,471	113,811,471	92,851,327	92,851,327
Dilutive effect of OP Units (2)	—	16,818,722	—	19,395,691	—	20,502,128
Dilutive effect of restricted stock units (3)	—	933,233	—	718,647	—	1,421,528
Dilutive effect of convertible notes (4)	—	506,949	—	43,487	—	1,417,968
Weighted average shares outstanding	137,830,691	156,089,595	113,811,471	133,969,296	92,851,327	116,192,951
Net income per common share (1)	$2.30	$2.28	$1.44	$1.41	$1.30	$1.27
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Our chief executive officer was granted restricted stock units, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	The convertible senior unsecured notes impact diluted earnings per share if the average price of our common stock exceeds the conversion price, as calculated in accordance with the terms of the indenture. Our adoption of ASU 2020-06 on January 1, 2022 changes the way in which we account for our convertible debt, see Note 2 for details.

Note 17 — Income Taxes

We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT–taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2021 and 2020, and therefore, have not provided for REIT federal income tax expense in either year. We have elected to retain excess inclusion income rather than passing it through to our stockholders. Consequently, we had REIT-federal taxable income, net of dividends paid deduction, for 2019, and therefore, have provided for REIT federal income tax expense of $0.6 million attributable to excess inclusion income. In 2021 and 2020, the REIT incurred no state income tax expense, while in 2019, the REIT incurred state income tax expense of $0.1 million.

Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture, are owned or conducted through our taxable REIT subsidiaries (the “TRS

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Consolidated Group”), the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group had federal net operating losses from prior years which has been used against the income from the Agency Business subject to loss limitation rules. For 2021, 2020 and 2019, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $46.3 million, $40.4 million and $15.0 million, respectively.In 2021, a $0.1 million valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets subject to loss limitation rules was released. In 2020, the change in valuation allowance was due to the impact of state tax rate changes. In 2019, a $3.3 million valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets subject to loss limitation rules was released.

A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Pre‑tax GAAP income:
REIT	$239,356	$78,320	$94,076
TRS Consolidated Group	184,736	158,230	76,198
Total pre‑tax GAAP income	$424,092	$236,550	$170,274

Our provision for income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision:
Federal	$27,453	$27,284	$12,381
State	7,939	8,383	2,505
Total	35,392	35,667	14,886
Deferred tax provision :
Federal	$8,288	$3,932	$2,743
State	2,744	780	688
Valuation allowance	(139)	14	(3,281)
Total	10,893	4,726	150
Total income tax expense	$46,285	$40,393	$15,036

A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
REIT non‑taxable income	(11.9)	(7.0)	(11.3)
State and local income taxes, net of federal tax benefit	2.0	3.0	1.5
Change in valuation allowance	—	—	(1.9)
Other	(0.2)	—	(0.5)
Effective income tax rate	10.9%	17.0%	8.8%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Expenses not currently deductible	$25,542	$24,603
Loan loss reserves	7,110	7,047
Net operating and capital loss carryforwards	468	691
Valuation allowance	(292)	(431)
Other	372	306
Deferred tax assets, net	$33,200	$32,216
Deferred tax liabilities:
Mortgage servicing rights	$28,672	$23,628
Interest in equity affiliates—net	8,179	589
Intangibles	7,243	8,002
Deferred tax liabilities, net	$44,094	$32,219

At December 31, 2021, our TRS Consolidated Group, had $33.2 million of deferred tax assets, net of a $0.3 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves and net operating loss and capital loss carryforwards. Our TRS Consolidated Group’s deferred tax assets are offset by $44.1 million in deferred tax liabilities consisting of timing differences from mortgage servicing rights, investments in equity affiliates and intangibles.

At December 31, 2020, our TRS Consolidated Group, had $32.2 million of deferred tax assets, net of a $0.4 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves and net operating loss and capital loss carryforwards. Our TRS Consolidated Group’s deferred tax assets are offset by $32.2 million in deferred tax liabilities consisting of timing differences from mortgage servicing rights, investments in equity affiliates and intangibles.

As of both December 31, 2021 and 2020, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards and no capital loss carryforwards.

At December 31, 2021, the TRS Consolidated Group had no federal net operating loss carryforwards remaining and capital loss carryforwards of $1.1 million, which will expire through 2023. At December 31, 2020, the TRS Consolidated Group had federal net operating loss carryforwards of $0.5 million and capital loss carryforwards of $1.1 million expiring through 2023.

At December 31, 2021 and 2020, the TRS Consolidated Group had state net operating loss carryforwards of $0.2 million and $0.3 million, respectively, which will begin to expire in 2036.

The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2017-2020. While the impact of the current income tax examinations was undetermined, it is not expected to be material to our consolidated financial statements.

We have assessed our tax positions for all open years, which includes 2017-2021, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2017 through 2021.

Note 18 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During 2021, 2020 and 2019, we incurred $3.2 million, $2.4 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

and $2.7 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $84.3 million and $12.4 million at December 31, 2021 and 2020, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2021 and 2020 and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $26.6 million and $2.4 million at December 31, 2021 and 2020, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In December 2021, we invested $4.2 million for 49.3% interest in a limited liability company (“LLC”) which purchased a retail property for $32.5 million and assumed an existing $26.0 million CMBS loan. A portion of the property can potentially be converted to office space, of which we obtain the right to occupy, in part. An entity owned by an immediate family member of our chief executive officer also made an investment in the LLC for a 10.0% ownership, is the managing member and holds the right to purchase our interest in the LLC.

In October 2021, we entered into a $40.0 million promissory note with ACM to fund a portion of a $67.0 million bridge loan we originated to a third-party to purchase a multifamily property. The promissory note has an interest rate of LIBOR plus 3.0% and was scheduled to mature in April 2022. In December 2021, the borrower repaid the bridge loan in full and we repaid the promissory note. In December 2021, the promissory note was amended to include the funding of an additional asset and the maturity date was extended to May 2022. As of December 31, 2021, we have no outstanding borrowings under the promissory note. Interest expense recorded from this promissory note was $0.2 million for 2021.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $2.1 million for 2021.

In 2020, we committed to fund a $32.5 million bridge loan (of which $3.2 million was funded as of December 31, 2021) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in October 2023 and the preferred equity investment has a fixed rate of 12.0% and matures in October 2023. Interest income recorded from these loans was $0.5 million and less than $0.1 million for 2021 and 2020, respectively.

In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan (of which $3.5 million was funded as of December 31, 2021) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a fixed rate of 12.0% and matures in April 2023. Interest income recorded from these loans was $0.6 million and $0.1 million for 2021 and 2020, respectively.

We have a $35.0 million bridge loan and a $8.2 million preferred equity interest on an office building. The property is controlled by a third party. The day-to-day operations were previously managed by an entity owned by an immediate family member of our chief executive officer. In September 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed to payoff. Interest income recorded from these loans was $1.3 million and $1.6 million for 2021 and 2020, respectively.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During 2021, 2020 and 2019, we reimbursed the aircraft owner $0.2 million, $0.5 million and $0.1 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment (of which $20.3 million was funded as of December 31, 2021) for an 18% interest in AMAC III. During 2021 and 2020, we received cash distributions totaling $3.8 million and $0.1 million, respectively, and recorded a loss of $1.3 million and $0.9 million, respectively, related to this investment. In July 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In June 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. In August 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5 % and matures in August 2022. We also originated a $15.6 million Private Label loan in December 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a fixed rate of 3.735% and matures in January 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans was $1.3 million, $1.9 million and $3.3 million for 2021, 2020 and 2019, respectively.

In 2018, we originated a $61.2 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 10% of the borrowing entity. The loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 2.0% and was scheduled to mature in October 2021. In 2019, the related party investors liquidated their equity investment. Interest income recorded from this loan was $1.3 million for 2019.

In 2018, we originated a $37.5 million bridge loan, which was used to purchase several multifamily properties. In 2019, an entity owned, in part, by an immediate family member of our chief executive officer, purchased a 23.9% interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.25% with a LIBOR floor of 2.375% and was scheduled to mature in October 2020. In May 2020, the borrower repaid this loan in full. Interest income recorded from this loan was $1.4 million and $2.7 million for 2020 and 2019, respectively.

In 2018, we acquired a $19.5 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 85% of the borrowing entity. The loan has an interest rate of LIBOR plus 4.0% with a LIBOR floor of 2.125% and was scheduled to mature in July 2021. In January 2021, the borrower repaid this loan in full. Interest income recorded from this loan was less than $0.1 million and $1.3 million for 2021 and 2020, respectively.

In 2018, we originated a $17.7 million bridge loan to an entity owned, in part, by an immediate family member of our chief executive officer, who owns a 10.8% interest in the borrowing entity. The loan was used to purchase several undeveloped parcels of land. The loan has a fixed interest rate of 10.0% and was scheduled to mature in February 2020. In 2019, the borrower made a partial paydown of principal totaling $4.7 million and the remaining balance was paid off in January 2020. Interest income recorded from this loan was $0.1 million and $1.8 million for 2020 and 2019, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and was scheduled to mature in June 2021, which was extended to August 2023. Interest income recorded from this loan was $1.3 million for 2021, and $1.4 million for both 2020 and 2019.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021, which was extended to January 2022 and, in September 2021, this loan paid off in full. Interest income recorded from this loan was $0.4 million for 2021, and $0.6 million for both 2020 and 2019.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

In 2017, we acquired a $32.8 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 90% of the borrowing entity. The loan had an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.13% and was scheduled to mature in June 2020. In 2019, the borrower repaid this loan in full. Interest income recorded from this loan was $1.7 million for 2019.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in the fourth quarter of 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8% and a maturity date in October 2021, which was extended to October 2022. Interest income recorded from these loans was $1.9 million for both 2021 and 2020, and $2.2 million for 2019.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2021. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in September 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In January 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the remaining mezzanine loan was $0.2 million for both 2021 and 2020, and $0.3 million for 2019.

In 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and the preferred equity investment had a fixed interest rate of 10.0%. The bridge loan and the preferred equity investment paid off in full in May 2019. In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a fixed rate of 3.1% and the mezzanine loan bears interest at a fixed rate of 9.0% and both loans mature in April 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans was $0.3 million for both 2021 and 2020, and $0.6 million for 2019.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third–party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from these investments of $34.6 million, $75.7 million and $7.2 million for 2021, 2020 and 2019, respectively. During 2021 and 2020, we also received cash distributions totaling $28.0 million and $43.2 million, respectively, from this investment, which were classified as returns of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in March 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.3% and matures in March 2030. In May 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million and $9.6 million during 2020 and 2019, respectively. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $1.1 million and $3.5 million during 2020 and 2019, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2021, this debt had an aggregate outstanding balance of $612.9 million and is scheduled to mature between through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At December 31, 2021, ACM holds 2,535,870 shares of our common stock and 10,665,530 OP Units, which represents approximately 8% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 19 — Employee Benefits

401(k). We have a 401(k) defined contribution plan (the “401(k) Plan”) which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee's contribution. We have the option to increase the employer match based on our operating results. In 2021, 2020 and 2019, we recorded $0.8 million, $0.8 million and $0.7 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan") which is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. The Deferred Comp Plan can be modified or discontinued at any time. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (i) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (ii) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2021, 2020 and 2019, there were $2.2 million, $1.8 million and $1.6 million, respectively, of employee deferrals. At December 31, 2021 and 2020, we had recorded liabilities totaling $25.5 million and $18.7 million, respectively, and assets of $15.1 million and $14.1 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

Note 20 — Segment Information

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

	Year Ended December 31, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$427,039	$39,048	$—	$466,087
Interest expense	194,435	17,570	—	212,005
Net interest income	232,604	21,478	—	254,082
Other revenue:
Gain on sales, including fee-based services, net	—	123,037	—	123,037
Mortgage servicing rights	—	130,230	—	130,230
Servicing revenue	—	133,429	—	133,429
Amortization of MSRs	—	(58,615)	—	(58,615)
Property operating income	185	—	—	185
Loss on derivative instruments, net	—	(2,684)	—	(2,684)
Other income, net	7,491	75	—	7,566
Total other revenue	7,676	325,472	—	333,148
Other expenses:
Employee compensation and benefits	51,225	120,571	—	171,796
Selling and administrative	21,064	24,511	—	45,575
Property operating expenses	718	—	—	718
Depreciation and amortization	2,524	4,691	—	7,215
Provision for loss sharing (net of recoveries)	—	(6,167)	—	(6,167)
Provision for credit losses (net of recoveries)	(21,223)	110	—	(21,113)
Total other expenses	54,308	143,716	—	198,024
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	185,972	203,234	—	389,206
Loss on extinguishment of debt	(3,374)	—	—	(3,374)
Gain on real estate	2,466	1,227	—	3,693
Income from equity affiliates	34,567	—	—	34,567
Provision for income taxes	(5,940)	(40,345)	—	(46,285)
Net income	213,691	164,116	—	377,807
Preferred stock dividends	21,888	—	—	21,888
Net income attributable to noncontrolling interest	—	—	38,507	38,507
Net income attributable to common stockholders	$191,803	$164,116	$(38,507)	$317,412

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	Year Ended December 31, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$305,893	$33,572	$—	$339,465
Interest expense	150,964	18,252	—	169,216
Net interest income	154,929	15,320	—	170,249
Other revenue:
Gain on sales, including fee-based services, net	—	94,607	—	94,607
Mortgage servicing rights	—	165,517	—	165,517
Servicing revenue	—	103,607	—	103,607
Amortization of MSRs	—	(49,222)	—	(49,222)
Property operating income	3,976	—	—	3,976
Loss on derivative instruments, net	(2,859)	(55,476)	—	(58,335)
Other income, net	4,052	57	—	4,109
Total other revenue	5,169	259,090	—	264,259
Other expenses:
Employee compensation and benefits	40,292	104,088	—	144,380
Selling and administrative	15,706	21,642	—	37,348
Property operating expenses	4,898	—	—	4,898
Depreciation and amortization	2,391	5,249	—	7,640
Provision for loss sharing (net of recoveries)	—	14,822	—	14,822
Provision for credit losses (net of recoveries)	59,967	1,143	—	61,110
Total other expenses	123,254	146,944	—	270,198
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	36,844	127,466	—	164,310
Loss on extinguishment of debt	(3,546)	—	—	(3,546)
(Loss) gain on real estate	(878)	503	—	(375)
Income from equity affiliates	76,161	—	—	76,161
Provision for income taxes	(14,303)	(26,090)	—	(40,393)
Net income	94,278	101,879	—	196,157
Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	25,208	25,208
Net income attributable to common stockholders	$86,724	$101,879	$(25,208)	$163,395

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	December 31, 2021
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$142,771	$261,809	$404,580
Restricted cash	468,013	18,677	486,690
Loans and investments, net	11,981,048	—	11,981,048
Loans held-for-sale, net	—	1,093,609	1,093,609
Capitalized mortgage servicing rights, net	—	422,734	422,734
Securities held-to-maturity, net	—	140,484	140,484
Investments in equity affiliates	89,676	—	89,676
Goodwill and other intangible assets	12,500	88,260	100,760
Other assets and due from related party	285,600	68,664	354,264
Total assets	$12,979,608	$2,094,237	$15,073,845

Liabilities:
Debt obligations	$11,100,429	$956,272	$12,056,701
Allowance for loss-sharing obligations	—	56,064	56,064
Other liabilities and due to related parties	278,726	132,370	411,096
Total liabilities	$11,379,155	$1,144,706	$12,523,861

	December 31, 2020
Assets:
Cash and cash equivalents	$172,568	$166,960	$339,528
Restricted cash	188,226	9,244	197,470
Loans and investments, net	5,285,868	—	5,285,868
Loans held-for-sale, net	—	986,919	986,919
Capitalized mortgage servicing rights, net	—	379,974	379,974
Securities held-to-maturity, net	—	95,524	95,524
Investments in equity affiliates	74,274	—	74,274
Goodwill and other intangible assets	12,500	92,951	105,451
Other assets	142,844	53,134	195,978
Total assets	$5,876,280	$1,784,706	$7,660,986

Liabilities:
Debt obligations	$4,872,626	$952,038	$5,824,664
Allowance for loss-sharing obligations	—	64,303	64,303
Other liabilities	203,554	85,780	289,334
Total liabilities	$5,076,180	$1,102,121	$6,178,301

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020

	Year Ended December 31,
	2021	2020	2019
Origination Data:
Structured Business
Bridge loans (1)	$9,490,402	$2,312,061	$2,598,658
Mezzanine loans	175,225	45,122	127,784
Preferred equity investments	28,650	31,600	35,130
Other loans (2)	26,238	44,896	41,679
Total new loan originations	$9,720,515	$2,433,679	$2,803,251

(1) Bridge loans in 2021 includes 103 SFR loans with a UPB of $389.2 million. During 2021, 2020 and 2019, we committed to fund SFR loans totaling $729.5 million, $261.5 million and $63.2 million, respectively.

(2) Other loans in 2021 and 2020 includes 1 and 9 SFR permanent loans with a UPB of $26.2 million and $37.2 million, respectively.

Loan payoffs / paydowns	$2,516,771	$1,208,071	$1,748,387

Agency Business
Origination Volumes by Investor:
Fannie Mae	$3,389,312	$5,041,925	$3,346,272
Private Label	1,436,853	382,191	401,216
Freddie Mac	1,016,142	960,508	728,317
FHA	430,320	327,345	123,095
SFR - Fixed Rate	136,931	—	—
CMBS/Conduit	—	—	211,325
Total	$6,409,558	$6,711,969	$4,810,225
Total loan commitment volume	$6,347,752	$6,810,666	$4,829,721

Loan Sales Data:
Agency Business
Fannie Mae	$3,675,763	$4,771,113	$3,296,523
Freddie Mac	1,081,702	816,802	786,993
Private Label	985,094	727,154	—
FHA	480,275	272,659	106,271
SFR - Fixed Rate	192,335	—	—
CMBS/Conduit	—	—	211,325
Total	$6,415,169	$6,587,728	$4,401,112
Sales margin (fee-based services as a % of loan sales)	1.92%	1.44%	1.49%
MSR rate (MSR income as a % of loan commitments)	2.05%	2.43%	1.88%

	December 31, 2021
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	UPB of Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio	(basis points)	(years)
Fannie Mae	$19,127,397	53.5	8.0
Freddie Mac	4,943,905	27.1	9.3
Private Label	1,711,326	20.0	8.3
FHA	985,063	15.4	21.0
SFR - Fixed Rate	191,698	20.0	6.5
Total	$26,959,389	44.9	8.8

	December 31, 2020
Fannie Mae	$18,268,268	52.3	8.2
Freddie Mac	4,881,080	27.9	9.9
FHA	752,116	16.3	20.3
Private Label	726,992	20.0	8.7
Total	$24,628,456	45.4	8.9

lARBOR REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV — Loans and other Lending Investments

DECEMBER 31, 2021

($ in thousands)

								Carrying
								Amount
		Periodic		Interest Pay				Subject to
		Payment	Maturity	Rate		Face	Carrying	Delinquent
Type	Location	Terms (1)	Date (2)	Index (3)	Prior Liens	Amount (4)	Amount (5)	Interest
Bridge Loans:
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2022 ‑ 2026	L+ 2.50% to 6.75%	$—	$10,800,896	$10,733,582	$—
				L Floor 0.10% to 2.50%
				Fixed 3.83% to 11.00%
Single‑Family Rental	Various	IO / PI	2022 ‑ 2025	L+ 3.50% to 6.75%	—	408,246	400,998	—
				L Floor 0.25% to 2.25%
				Fixed 4.23% to 10.00%
Land	Various	IO	2022 - 2025	L+ 4.00% to 6.00%	—	189,613	111,741	—
				L Floor 0.15% to 1.66%
				Fixed 0.00%
Healthcare	Various	IO / PI	2022 ‑ 2023	L+ 5.00% to 6.75%	—	146,969	146,823	—
				L Floor 1.49% to 2.63%
Office	Various	IO / PI	2022	L+ 3.50%	—	72,390	70,877	—
				Fixed 0.00%
Student Housing	NC	IO	2022 ‑ 2023	L+ 4.00% to 4.50%	—	56,800	56,624	—
				L Floor 0.25% to 1.80%
Hotel	Various	IO / PI	2022	L+ 3.00% to 6.75%	—	45,716	45,629	—
				L Floor 0.75%
Retail	Various	IO	2024	L+ 3.50% to 4.00%	—	16,500	14,105	—
				L Floor 1.00% to 2.50%
Self Storage	MA	IO	2022	L+ 3.90%	—	13,580	13,579	—
				L Floor 1.23%
Total Bridge Loans less than 3% of carrying amount of total loans					—	11,750,710	11,593,958	—
Total Bridge Loans					—	11,750,710	11,593,958	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV — Loans and other Lending Investments (Continued)

DECEMBER 31, 2021

($ in thousands)

								Carrying
								Amount
		Periodic		Interest Pay				Subject to
		Payment	Maturity	Rate		Face	Carrying	Delinquent
Type	Location	Terms (1)	Date (2)	Index (3)	Prior Liens	Amount (4)	Amount (5)	Interest
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2022 - 2031	Fixed 3.50% to 12.95%	705,547	165,001	159,022	—
Land	Various	IO	2022	L+ 6.00%	—	48,832	48,809	—
				L Floor 1.66%
				Fixed 0.00%
Retail	Various	IO / PI	2024	L+ 3.50%	30,389	9,545	6,100	—
				L Floor 1.00%
				Fixed 12.00%
Total Mezzanine Loans					735,936	223,378	213,931	—
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2022 - 2029	Fixed 2.00% to 14.00%	482,964	116,014	113,506	—
Student Housing	AZ	IO / PI	2022	Fixed 12.00%	143,000	21,500	20,894	—
Office	NY	IO	2027	Fixed 0.00%	—	8,199	1,640	—
Land	TX	IO	2023	Fixed 12.00%	—	8,100	7,975	—
Commercial	NY	IO	2022	Fixed 6.00%	29,792	1,700	—	—
Total Preferred Equity Investments					655,756	155,513	144,015	—
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Single‑Family Rental	Various	IO / PI	2025 - 2026	L + 4.25% to 4.90%	—	29,394	29,144	—
				L Floor 0.25%	—	29,394	29,144	—
Total Loans					$1,391,692	$12,158,995	$11,981,048	$—
(1)	IO = Interest Only, PI = Principal and Interest, L = LIBOR.

(2)	Maturity date does not include possible extensions.

(3)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)	During 2021, $1.24 billion of loans were extended.

(5)	The federal income tax basis is approximately $12.16 billion.

(6)	Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2021

The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$5,285,868	$4,189,960	$3,200,145
Additions during period:
New loan originations	9,720,515	2,433,679	2,831,822
Loan charge‑offs	10,773	—	—
Funding of unfunded loan commitments (1)	200,694	133,244	65,531
Accretion of unearned revenue	25,618	13,590	12,083
Recoveries of reserves	24,315	75	—
Deductions during period:
Loan payoffs and paydowns	(2,516,771)	(1,243,694)	(1,753,693)
Reclassification to held-for-sale loans	(65,144)	—	—
Unfunded loan commitments (1)	(624,519)	(127,758)	(147,392)
Use of loan charge‑offs	(10,773)	—	—
Provision for loan losses	—	(77,335)	—
Unearned revenue and costs	(69,528)	(35,893)	(18,536)
Balance at end of year	$11,981,048	$5,285,868	$4,189,960
(1)	In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

February 18, 2022

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2021 all filings required by Section 16(a) of the Exchange Act were made timely.

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2022 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2022 Proxy Statement is incorporated herein by reference.

The information regarding our corporate governance under the caption “Board Committees” in the 2022 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the section captioned “Executive Compensation” of the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. (2)
3.3	Articles Supplementary of Arbor Realty Trust, Inc. (1)
3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock. (3)
3.5

Articles Supplementary reclassifying and designating the authorized shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 7.75% Series B Cumulative Redeemable Preferred Stock and 8.50% Series C Cumulative Redeemable Preferred Stock as additional shares of undesignated preferred stock of Arbor Realty Trust, Inc. (4)

3.6	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock. (5)
3.7	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. (6)
3.8	New Articles Supplementary classifying 3,565,000 shares of 6.25% Series F Cumulative Redeemable Preferred Stock (29)
3.9	Articles Supplementary designating Special Voting Preferred Stock. (7)
3.10	Amended and Restated Bylaws of Arbor Realty Trust, Inc. (8)
4.1	Form of Certificate for Common Stock. (9)
4.2	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate. (10)
4.3	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate. (11)
4.4	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate. (12)
4.5	Indenture, dated March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. (13)
4.6	Indenture, dated July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. (14)
4.7	Indenture, dated July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. (15)
4.8	Indenture, dated November 12, 2019, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee. (16)
4.9	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee. (17)
4.10	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.9).
4.11	Description of securities of Arbor Realty Trust, Inc. (18)
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman. (7)
10.2

Third Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated July 14, 2016, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. (7)

10.3	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. (1)
10.4	Form of Restricted Stock Agreement. (1)
10.5	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. (1)
10.6

Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. (19)

Exhibit Number	Description
10.7

Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. (19)

10.8

Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. (19)

10.9

Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. (19)

10.10

Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. (19)

10.11	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. (20)
10.12	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. (21)
10.13	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. (22)
10.14

Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K). (23)

10.15

Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto. (23)

10.16	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. (7)
10.17	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC. (24)
10.18	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC. (7)
10.19	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC. (7)
10.20	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association. (25)
10.21	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association. (22)
10.22

Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto. (26)

10.23

Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. (27)

10.24

First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. (28)

10.25

Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc. (28)

21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial statements of Wakefield Investments Holdings LLC.
101.1

Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2021, filed on February 18, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule IV.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

EXHIBIT INDEX

(1)	Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended, filed November 13, 2003.
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(3)	Incorporated by reference to Exhibit 3.7 on Form 8-A filed June 2, 2021.
(4)	Incorporated by reference to Exhibit 3.1 on Form 8-K filed June 28, 2021.
(5)	Incorporated by reference to Exhibit 3.5 on Form 8-A filed August 11, 2021.
(6)	Incorporated by reference to Exhibit 3.6 on Form 8-A filed October 12, 2021.
(7)	Incorporated by reference to Form 8-K filed July 15, 2016.
(8)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.
(9)	Incorporated by reference to Registration Statement on Form S-11/A (No. 333-110472), as amended, filed December 31, 2003.
(10)	Incorporated by reference to Exhibit 4.1 on Form 8-A, filed June 2, 2021.
(11)	Incorporated by reference to Exhibit 4.1 on Form 8-A filed August 11, 2021.
(12)	Incorporated by reference to Exhibit 4.1 on Form 8-A filed October 12, 2021.
(13)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed March 13, 2018.
(14)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 3, 2018.
(15)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed July 20, 2018.
(16)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed November 12, 2019.
(17)	Incorporated by reference to Exhibit 4.1 on Form 8-K filed May 4, 2021.
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2019.
(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2018.
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(23)	Incorporated by reference to Form 8-K filed March 2, 2016.
(24)	Incorporated by reference to Exhibit 1.1 of Form 8-K filed May 10, 2017.
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(26)	Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 4, 2021.
(27)	Incorporated by reference to Exhibit 10.2 on Form S-4 (No. 333-257494) filed June 28, 2021.
(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(29)	Incorporated by reference to Exhibit 3.2 of Form 8-K filed February 7, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman.
Date: February 18, 2022	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 18, 2022

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2022

/s/ Kenneth J. Bacon	Director	February 18, 2022
Kenneth J. Bacon

/s/ Archie R. Dykes Archie R. Dykes	Director	February 18, 2022

/s/ Caryn Effron	Director	February 18, 2022
Caryn Effron

/s/ Edward Farrell Edward Farrell	Director	February 18, 2022

/s/ William C. Green William C. Green	Director	February 18, 2022

/s/ Melvin F. Lazar Melvin F. Lazar	Director	February 18, 2022

/s/ Joseph Martello Joseph Martello	Director	February 18, 2022

/s/ Elliot Schwartz Elliot Schwartz	Director	February 18, 2022

/s/ George Tsunis George Tsunis	Director	February 18, 2022