Form 10-Q
period 2022-03-31
ARBOR REALTY TRUST INC
filed 2022-05-06
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2022

or

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

Issuer has 160,202,358 shares of common stock outstanding at April 29, 2022.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on February 18, 2022 and in our other reports and filings with the SEC.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and cash equivalents	$350,814	$404,580
Restricted cash	517,090	486,690
Loans and investments, net (allowance for credit losses of $116,382 and $113,241)	13,978,283	11,981,048
Loans held-for-sale, net	336,959	1,093,609
Capitalized mortgage servicing rights, net	422,036	422,734
Securities held-to-maturity, net (allowance for credit losses of $2,043 and $1,753)	161,696	140,484
Investments in equity affiliates	96,836	89,676
Due from related party	53,744	84,318
Goodwill and other intangible assets	99,587	100,760
Other assets	291,861	269,946
Total assets	$16,308,906	$15,073,845

Liabilities and Equity:
Credit and repurchase facilities	$4,302,819	$4,481,579
Collateralized loan obligations	7,099,770	5,892,810
Senior unsecured notes	1,281,489	1,280,545
Convertible senior unsecured notes, net	262,483	259,385
Junior subordinated notes to subsidiary trust issuing preferred securities	142,570	142,382
Due to related party	12,812	26,570
Due to borrowers	106,796	96,641
Allowance for loss-sharing obligations	55,172	56,064
Other liabilities	272,947	287,885
Total liabilities	13,536,858	12,523,861

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,734	556,163
Special voting preferred shares - 16,325,095 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 and 8,050,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 160,198,115 and 151,362,181 shares issued and outstanding	1,602	1,514
Additional paid-in capital	1,927,621	1,797,913
Retained earnings	75,828	62,532
Total Arbor Realty Trust, Inc. stockholders' equity	2,638,785	2,418,122
Noncontrolling interest	133,263	131,862
Total equity	2,772,048	2,549,984
Total liabilities and equity	$16,308,906	$15,073,845

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of March 31, 2022 and December 31, 2021, assets of our consolidated VIEs totaled $8,679,272 and $7,144,806, respectively, and the liabilities of our consolidated VIEs totaled $7,107,860 and $5,902,623, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest income	$166,698	$91,144
Interest expense	82,559	42,184
Net interest income	84,139	48,960
Other revenue:
Gain on sales, including fee-based services, net	1,656	28,867
Mortgage servicing rights	15,312	36,936
Servicing revenue, net	21,054	15,536
Property operating income	295	—
Gain (loss) on derivative instruments, net	17,386	(3,220)
Other income, net	3,200	681
Total other revenue	58,903	78,800
Other expenses:
Employee compensation and benefits	42,025	42,974
Selling and administrative	14,548	10,818
Property operating expenses	535	143
Depreciation and amortization	1,983	1,755
Provision for loss sharing (net of recoveries)	(662)	1,652
Provision for credit losses (net of recoveries)	2,358	(1,075)
Total other expenses	60,787	56,267
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	82,255	71,493
Loss on extinguishment of debt	(1,350)	(1,370)
Gain on real estate	—	1,228
Income from equity affiliates	7,212	22,251
Provision for income taxes	(8,188)	(12,492)
Net income	79,929	81,110
Preferred stock dividends	9,056	1,888
Net income attributable to noncontrolling interest	6,816	9,743
Net income attributable to common stockholders	$64,057	$69,479

Basic earnings per common share	$0.42	$0.55
Diluted earnings per common share	$0.40	$0.55

Weighted average shares outstanding:
Basic	153,420,238	125,235,405
Diluted	185,431,404	143,958,433

Dividends declared per common share	$0.37	$0.33

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2022
						Retained	Total Arbor
	Preferred	Preferred	Common	Common	Additional	Earnings /	Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	(Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Deficit)	Equity	Interest	Total Equity
Balance – January 1, 2022	39,325,095	$556,163	151,362,181	$1,514	$1,797,913	$62,532	$2,418,122	$131,862	$2,549,984
Cummulative-effect adjustment (Note 2)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (as adjusted for the adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance of common stock	—	—	8,225,750	82	137,718	—	137,800	—	137,800
Issuance of Series F preferred stock	3,292,000	77,571	—	—	—	—	77,571	—	77,571
Stock-based compensation, net	—	—	610,184	6	674	—	680	—	680
Distributions - common stock	—	—	—	—	—	(56,373)	(56,373)	—	(56,373)
Distributions - preferred stock	—	—	—	—	—	(9,056)	(9,056)	—	(9,056)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,040)	(6,040)
Net income	—	—	—	—	—	73,113	73,113	6,816	79,929
Balance – March 31, 2022	42,617,095	$633,734	160,198,115	$1,602	$1,927,621	$75,828	$2,638,785	$133,263	$2,772,048

Three Months Ended March 31, 2021
Balance - January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	10,140,400	101	158,332	—	158,433	—	158,433
Stock-based compensation, net	—	—	368,487	4	(2,321)	—	(2,317)	—	(2,317)
Distributions - common stock	—	—	—	—	—	(41,530)	(41,530)	—	(41,530)
Distributions - preferred stock	—	—	—	—	—	(1,893)	(1,893)	—	(1,893)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,796)	(5,796)
Net income	—	—	—	—	—	71,367	71,367	9,743	81,110
Balance – March 31, 2021	21,272,133	$89,472	133,690,060	$1,337	$1,473,120	$(35,498)	$1,528,431	$142,261	$1,670,692

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$79,929	$81,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,755
Stock-based compensation	6,095	3,330
Amortization and accretion of interest and fees, net	(2,840)	(72)
Amortization of capitalized mortgage servicing rights	14,972	14,204
Originations of loans held-for-sale	(845,620)	(1,412,722)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,586,715	1,841,891
Mortgage servicing rights	(15,312)	(36,936)
Write-off of capitalized mortgage servicing rights from payoffs	12,697	3,828
Provision for loss sharing (net of recoveries)	(662)	1,652
Provision for credit losses (net of recoveries)	2,358	(1,075)
Net (charge-offs) recoveries for loss sharing obligations	(230)	(62)
Deferred tax (benefit) provision	(1,720)	4,486
Income from equity affiliates	(7,212)	(22,251)
Distributions from equity affiliates	12,859	13,164
Loss on extinguishment of debt	1,350	1,370
Payoffs and paydowns of loans held-for-sale	3,258	2,316
Changes in operating assets and liabilities	(11,792)	(4,898)
Net cash provided by operating activities	836,828	491,090

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,656,874)	(1,055,354)
Payoffs and paydowns of loans and investments	668,379	234,711
Deferred fees	20,767	9,190
Contributions to equity affiliates	(12,807)	(21,045)
Purchase of securities held-to-maturity, net	(27,598)	—
Payoffs and paydowns of securities held-to-maturity	2,647	3,380
Due to borrowers and reserves	(12,150)	(42,154)
Net cash used in investing activities	(2,017,636)	(871,272)

Financing activities:
Proceeds from credit and repurchase facilities	3,035,664	3,685,968
Paydowns and payoffs of credit and repurchase facilities	(3,213,976)	(3,704,382)
Proceeds from issuance of collateralized loan obligations	1,652,812	655,475
Payoffs and paydowns of collateralized loan obligations	(441,000)	(356,149)
Proceeds from issuance of common stock	137,800	158,433
Proceeds from issuance of preferred stock	77,571	—
Payments of withholding taxes on net settlement of vested stock	(5,415)	(5,647)
Distributions to stockholders	(72,099)	(49,219)
Payment of deferred financing costs	(13,915)	(9,028)
Net cash provided by financing activities	1,157,442	375,451
Net decrease in cash, cash equivalents and restricted cash	(23,366)	(4,731)
Cash, cash equivalents and restricted cash at beginning of period	891,270	536,998
Cash, cash equivalents and restricted cash at end of period	$867,904	$532,267

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$404,580	$339,528
Restricted cash at beginning of period	486,690	197,470
Cash, cash equivalents and restricted cash at beginning of period	$891,270	$536,998

Cash and cash equivalents at end of period	$350,814	$260,228
Restricted cash at end of period	517,090	272,039
Cash, cash equivalents and restricted cash at end of period	$867,904	$532,267

Supplemental cash flow information:
Cash used to pay interest	$70,069	$36,311
Cash used to pay taxes	741	548

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	$6,138	$629
Cummulative-effect adjustment (Note 2)	2,447	—
Loans transferred from loans and investment, net to loans held-for-sale	—	65,204
Fair value of conversion feature of convertible senior unsecured notes	—	185

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We are a nationwide REIT and direct lender, providing loan origination and servicing for commercial real estate assets. We operate through two business segments: our Structured Loan Origination and Investment Business, or “Structured Business,” and our Agency Loan Origination and Servicing Business, or “Agency Business.”

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2021 Annual Report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Since early 2020, there has been a global outbreak of COVID-19, which had forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 has had, and may continue to have, a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). Upon adoption of this guidance, convertible debt proceeds will no longer be allocated between debt and equity components, reducing the unamortized debt discount and lowering interest expense. This guidance also changes the method used to calculate diluted earnings per share when an instrument may be settled in cash or shares, if the effect is dilutive.

First quarter of 2022

We adopted this guidance on January 1, 2022 using the modified retrospective method of transition. Upon adoption, we reclassified the remaining equity component from equity to our convertible senior unsecured notes liability and ceased amortization of the debt discount through interest expense. Additionally, this guidance and the adoption method chosen requires the use of the if-converted method for the diluted net income per share calculation for our convertible instruments on a retrospective basis, regardless of our settlement intent. The adoption of this guidance resulted in a $2.5 million increase to the carrying value of our convertible debt, an $8.7 million decrease to our additional paid-in capital and a $5.6 million increase to our retained earnings at January 1, 2022. Additionally, the adoption of this guidance has reduced our diluted earnings per share for the first quarter of 2022 by $0.02 per share, mainly due to the dilutive affect of 15.1 million shares from the assumption that we will redeem the principal balance with common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the accounting guidance on troubled debt restructurings and amends existing disclosures, including the requirment to disclose current period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

First quarter of 2023, with early adoption permitted

We have not early adopted this guidance and will make all the necessary additional disclosure requirements once adopted. We are currently evaluating the impact the changes, other than the disclosure changes, will have on our consolidated financial statements.

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2021 Annual Report for a description of our significant accounting policies. Except for the adoption of ASU 2020-06 described above, there have been no significant changes to our significant accounting policies since December 31, 2021.

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	March 31, 2022	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$13,756,948	97%	624	4.32%	24.0	0%	76%
Mezzanine loans	228,687	2%	41	7.58%	54.8	34%	82%
Preferred equity investments	147,799	1%	9	5.28%	37.2	58%	86%
Other loans (5)	36,362	<1%	3	4.72%	41.7	0%	66%
	14,169,796	100%	677	4.38%	24.7	1%	76%
Allowance for credit losses	(116,382)
Unearned revenue	(75,131)
Loans and investments, net	$13,978,283

	December 31, 2021
Bridge loans (4)	$11,750,710	97%	528	4.19%	23.8	0%	76%
Mezzanine loans	223,378	2%	39	7.32%	56.3	34%	84%
Preferred equity investments	155,513	1%	11	5.57%	38.0	58%	87%
Other loans (5)	29,394	<1%	2	4.63%	48.1	0%	67%
	12,158,995	100%	580	4.26%	24.6	1%	76%
Allowance for credit losses	(113,241)
Unearned revenue	(64,706)
Loans and investments, net	$11,981,048
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	At March 31, 2022 and December 31, 2021, bridge loans included 154 and 120, respectively, of SFR loans with a total gross loan commitment of $934.4 million and $804.6 million, respectively, of which $521.3 million and $408.2 million, respectively, was funded.
(5)	At both March 31, 2022 and December 31, 2021, other loans included 2 variable rate SFR permanent loans.

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2022, the UPB related to 41 loans with five different borrowers represented 11% of total assets. At December 31, 2021, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both the three months ended March 31, 2022 and the year ended December 31, 2021, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class as of March 31, 2022 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2022	2021	2020	2019	2018	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$1,503,537	$5,251,052	$475,716	$35,332	$—	$49,100	$7,314,737
Pass/Watch	865,188	2,438,626	384,715	181,379	99,250	350	3,969,508
Special Mention	132,660	748,587	309,846	351,985	64,200	32,500	1,639,778
Substandard	—	7,400	18,582	32,370	—	8,250	66,602
Total Multifamily	$2,501,385	$8,445,665	$1,188,859	$601,066	$163,450	$90,200	$12,990,625	1%	77%
Single-Family Rental:						Percentage of portfolio	92%
Pass	$—	$62,350	$18,324	$—	$—	$—	$80,674
Pass/Watch	79,125	225,390	17,359	—	—	—	321,874
Special Mention	18,301	46,089	72,037	18,661	—	—	155,088
Total Single-Family Rental	$97,426	$333,829	$107,720	$18,661	$—	$—	$557,636	0%	65%
Land:						Percentage of portfolio	4%
Special Mention	$—	$—	$8,100	$—	$—	$—	$8,100
Substandard	—	—	71,018	19,524	—	147,903	238,445
Total Land	$—	$—	$79,118	$19,524	$—	$147,903	$246,545	0%	96%
Healthcare:						Percentage of portfolio	2%
Pass	$—	$—	$—	$—	$25,426	$—	$25,426
Pass/Watch	—	—	—	14,558	—	—	14,558
Special Mention	—	—	—	51,069	—	39,650	90,719
Total Healthcare	$—	$—	$—	$65,627	$25,426	$39,650	$130,703	0%	73%
Office:						Percentage of portfolio	1%
Special Mention	$—	$—	$35,410	$—	$43,541	$1,962	$80,913
Total Office	$—	$—	$35,410	$—	$43,541	$1,962	$80,913	0%	85%
Student Housing:						Percentage of portfolio	1%
Pass	$—	$25,700	$—	$—	$—	$—	$25,700
Special Mention	—	—	—	31,050	—	—	31,050
Substandard	—	—	21,500	—	—	—	21,500
Total Student Housing	$—	$25,700	$21,500	$31,050	$—	$—	$78,250	21%	73%
Hotel:						Percentage of portfolio	< 1%
Pass/Watch	$—	$—	$2,799	$—	$—	$—	$2,799
Special Mention	—	—	—	41,000	—	—	41,000
Total Hotel	$—	$—	$2,799	$41,000	$—	$—	$43,799	0%	67%
Retail:						Percentage of portfolio	< 1%
Pass	$—	$—	$—	$4,000	$—	$—	$4,000
Special Mention	—	—	—	—	18,600	—	18,600
Substandard	—	—	—	—	—	3,445	3,445
Total Retail	$—	$—	$—	$4,000	$18,600	$3,445	$26,045	12%	71%
Other:						Percentage of portfolio	< 1%
Special Mention	$—	$—	$—	$—	$13,580	$—	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$13,580	$1,700	$15,280	7%	51%
						Percentage of portfolio	< 1%
Grand Total	$2,598,811	$8,805,194	$1,435,406	$780,928	$264,597	$284,860	$14,169,796	1%	76%

Geographic Concentration Risk

As of March 31, 2022, underlying properties in Texas and Florida represented 20% and 13%, respectively, of the outstanding balance of our loan and investment portfolio. As of December 31, 2021, underlying properties in Texas and Florida represented 19% and 12%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2022
	Land	Multifamily	Office	Retail	Student Housing	Hotel	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241
Provision for credit losses (net of recoveries)	(30)	3,377	12	—	(312)	(4)	(3)	101	3,141
Ending balance	$77,940	$22,084	$8,085	$5,819	$324	$4	$5	$2,121	$116,382

	Three Months Ended March 31, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$1,846	$13,861	$4,078	$7,759	$3,880	$2,287	$148,329
Provision for credit losses (net of recoveries)	(54)	(6,439)	6,205	(13)	(580)	(5)	(8)	(135)	(1,029)
Ending balance	$78,096	$30,029	$8,051	$13,848	$3,498	$7,754	$3,872	$2,152	$147,300

The increase in the provision for credit losses during the three months ended March 31, 2022 of $3.1 million is primarily attributable to an increase in our loans and investments balance as a result of portfolio growth. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates and rising inflation, partially offset by increasing property values, decreases in unemployment rates and other market factors, including continued optimism in the COVID-19 pandemic.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of March 31, 2022 and December 31, 2021, we had outstanding unfunded commitments of $1.13 billion and $975.2 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

As of March 31, 2022 and December 31, 2021, accrued interest receivable related to our loans totaling $65.1 million and $58.3 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	March 31, 2022
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,532	5,817	14%	78%
Office	1,962	1,962	1,500	0%	49%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,922	$149,062	$86,886	3%	95%

	December 31, 2021
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,291	5,817	14%	77%
Office	1,980	1,980	1,500	0%	51%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,940	$148,839	$86,886	3%	95%
(1)	Represents the UPB of eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both March 31, 2022 and December 31, 2021.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of March 31, 2022 and December 31, 2021.

At March 31, 2022, four loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $5.1 million, were classified as non-performing and, at December 31, 2021, three loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $2.6 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2022			December 31, 2021
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$21,500	$—	$21,500	$21,500	$—	$21,500
Retail	3,445	—	3,445	920	—	920
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$26,645	$—	$26,645	$24,120	$—	$24,120

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, we have six loans with a carrying value totaling $121.4 million at March 31, 2022, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2022 and December 31, 2021, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both March 31, 2022 and December 31, 2021, we had no loans contractually past due 90 days or more that are still accruing interest. During the three months ended March 31, 2022 and 2021, there was no interest income recognized on nonaccrual loans.

In 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% will be deferred to payoff and will be waived if the loan is paid off by December 31, 2022. The loan modification agreement also included a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposited an additional reserve of $4.6 million, which took place in 2021 and was charged-off against the previously recorded allowance for credit losses.

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which was collateralized by a hotel property and scheduled to mature in December 2022. In 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The $20.1 million discount was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In 2021, we entered into a second forbearance agreement that temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which was deferred until payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing's and/or extensions during the three months ended March 31, 2022 and 2021 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2022 and December 31, 2021, we had total interest reserves of $103.3 million and $87.4 million, respectively, on 383 loans and 328 loans, respectively, with an aggregate UPB of $6.43 billion and $5.75 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Fannie Mae	$176,004	$392,876
Private Label	88,906	507,918
Freddie Mac	52,547	112,561
SFR - Fixed Rate	13,365	9,352
FHA	1,751	54,532
	332,573	1,077,239
Fair value of future MSR	6,666	19,318
Unearned discount	(2,280)	(2,948)
Loans held-for-sale, net	$336,959	$1,093,609

During the three months ended March 31, 2022 and 2021, we sold $1.59 billion and $1.84 billion, respectively, of loans held-for-sale. Included in the total loans sold in the first quarter of 2022 were $489.3 million of Private Label loans, which were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in the securitization totaling $43.4 million in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

At March 31, 2022 and December 31, 2021, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.3 years and 8.5 years at March 31, 2022 and December 31, 2021, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$395,573	$27,161	$422,734	$336,466	$43,508	$379,974
Additions	26,971	—	26,971	45,038	—	45,038
Amortization	(12,927)	(2,045)	(14,972)	(11,079)	(3,125)	(14,204)
Write-downs and payoffs	(11,556)	(1,141)	(12,697)	(2,997)	(831)	(3,828)
Ending balance	$398,061	$23,975	$422,036	$367,428	$39,552	$406,980

We collected prepayment fees totaling $16.1 million and $2.7 million during the three months ended March 31, 2022 and 2021, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of March 31, 2022 and December 31, 2021, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The expected amortization of capitalized MSRs recorded as of March 31, 2022 is as follows (in thousands):

Year	Amortization
2022 (nine months ending 12/31/2022)	$44,494
2023	56,820
2024	54,685
2025	52,071
2026	48,114
Thereafter	165,852
Total	$422,036

Actual amortization may vary from these estimates.

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2022
Product Concentrations			Geographic Concentrations
				UPB
		Percent of		Percentage
Product	UPB (1)	Total	State	of Total
Fannie Mae	$18,781,611	70%	Texas	12%
Freddie Mac	4,792,764	18%	New York	12%
Private Label	2,200,206	8%	North Carolina	9%
FHA	999,446	4%	California	8%
SFR - Fixed Rate	190,590	< 1%	Georgia	6%
Total	$26,964,617	100%	Florida	6%
			New Jersey	6%
			Other (2)	41%
			Total	100%

December 31, 2021
Fannie Mae	$19,127,397	71%	Texas	12%
Freddie Mac	4,943,905	18%	New York	11%
Private Label	1,711,326	6%	North Carolina	9%
FHA	985,063	4%	California	8%
SFR - Fixed Rate	191,698	1%	Georgia	6%
Total	$26,959,389	100%	Florida	6%
			New Jersey	6%
			Other (2)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At March 31, 2022 and December 31, 2021, our weighted average servicing fee was 44.3 basis points and 44.9 basis points, respectively. At March 31, 2022 and December 31, 2021, we held total escrow balances of $2.11 billion and $1.99 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $631.5 million and $682.5 million at March 31, 2022 and December 31, 2021, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $0.8

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. As of March 31, 2022, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 8.3 years. The weighted average effective interest rate was 8.85% and 9.11% at March 31, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $6.8 million is estimated to mature after one year through five years and $186.0 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of March 31, 2022, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.0 years. The weighted average effective interest rate was 11.79% and 11.32% at March 31, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $9.5 million is estimated to mature within one year, $24.3 million is estimated to mature after one year through five years, $2.8 million is estimated to mature after five years through ten years and $15.7 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain	Fair Value	Credit Losses
March 31, 2022
APL certificates	$192,791	$121,039	$10,060	$131,099	$1,812
B Piece bonds	52,279	40,657	3,256	43,913	231
Total	$245,070	$161,696	$13,316	$175,012	$2,043
December 31, 2021
APL certificates	$149,368	$92,869	$5,007	$97,876	$1,422
B Piece bonds	61,360	47,615	4,420	52,035	331
Total	$210,728	$140,484	$9,427	$149,911	$1,753

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2022
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,422	$331	$1,753
Provision for credit loss expense/(reversal)	390	(100)	290
Ending balance	$1,812	$231	$2,043

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of March 31, 2022, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recorded interest income (including the amortization of discount) related to these investments of $5.2 million and $2.9 million during the three months ended March 31, 2022 and 2021, respectively.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	March 31, 2022	December 31, 2021	March 31, 2022
Arbor Residential Investor LLC	$63,351	$65,756	$—
AMAC Holdings III LLC	18,089	13,772	—
Fifth Wall Ventures	10,207	5,409	—
North Vermont Avenue	2,419	2,419	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	—	—
JT Prime	425	425	—
West Shore Café	—	—	1,687
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$96,836	$89,676	$1,687

Arbor Residential Investor LLC (“ARI”). During the three months ended March 31, 2022 and 2021, we recorded income of $5.0 million and $22.5 million, respectively, to income from equity affiliates in our consolidated statements of income. We also received cash distributions totaling $7.5 million and $13.1 million from this investment during the three months ended March 31, 2022 and 2021, respectively, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% as of March 31, 2022.

AMAC Holdings III LLC (“AMAC III”). We funded an additional $4.9 million during the first quarter of 2022. During both the three months ended March 31, 2022 and 2021, the loss recorded from this investment was de minimus.

Fifth Wall Ventures (“Fifth Wall”). We funded an additional $4.8 million during the first quarter of 2022. Operating results for this investment were de minimus.

Docsumo Pte. Ltd. (“Docsumo”). During the first quarter of 2022, we invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence.

Equity Participation Interest. During the first quarter of 2022, we received $2.6 million from an equity participation interest on a property that was sold and which we had a preferred equity loan that previously paid-off.

See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				March 31, 2022			December 31, 2021
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$2B joint repurchase facility	Mar. 2024	Mar. 2025	V	$1,510,696	$1,939,608	2.88%	$1,486,380	$1,877,930
$1B repurchase facility	Mar. 2023	N/A	V	862,441	1,190,252	2.39%	675,415	937,880
$450M repurchase facility	Mar. 2023	Mar. 2026	V	443,525	570,791	2.30%	397,272	511,269
$399M repurchase facility (2)	Dec. 2022	N/A	V	330,665	410,473	2.58%	241,450	289,956
$325M repurchase facility (3)	Oct. 2022	Oct 2023	V	273,535	353,024	2.17%	293,700	385,337
$225M credit facility	Oct. 2023	Oct. 2024	V	48,051	76,702	2.89%	27,826	42,270
$200M repurchase facility	Mar. 2024	Mar. 2025	V	—	—	—%	—	—
$200M repurchase facility	Jan. 2024	Jan. 2025	V	114,187	143,450	2.27%	—	—
$200M credit facility	July 2022	N/A	V	195,930	260,421	1.93%	177,406	236,538
$153.9M loan specific credit facilities	May 2022 to Oct. 2024	N/A	V/F	153,766	214,642	3.32%	153,727	214,300
$50M credit facility	June 2022	N/A	V	29,198	36,500	2.49%	29,194	36,500
$30M working capital facility	Apr. 2023	N/A	V	—	—	—%	—	—
$25M credit facility	Oct. 2022	N/A	V	—	—	—%	1,235	1,900
$25M credit facility	June 2022	June 2023	V	8,932	11,402	2.74%	10,218	14,773
$1M master security agreement	Dec. 2022	N/A	F	479	—	4.01%	635	—
Repurchase facility - securities (4)	N/A	N/A	V	29,614	—	3.75%	30,849	—
Structured Business total				$4,001,019	$5,207,265	2.59%	$3,525,307	$4,548,653

Agency Business
$750M ASAP agreement	N/A	N/A	V	$18,711	$18,711	1.40%	$182,130	$182,140
$500M joint repurchase facility	Mar. 2024	Mar. 2025	V	70,983	88,906	2.44%	395,317	475,360
$500M repurchase facility	Nov. 2022	N/A	V	80,102	80,173	1.78%	236,429	236,527
$200M credit facility	Mar. 2023	N/A	V	51,608	51,810	1.75%	115,304	115,351
$150M credit facility	July 2022	N/A	V	69,895	69,952	1.75%	16,544	16,657
$50M credit facility	Sept. 2022	N/A	V	9,657	9,657	1.75%	9,295	9,295
$1M repurchase facility (2)	Dec. 2022	N/A	V	844	958	3.00%	1,253	1,477
Agency Business total				$301,800	$320,167	1.91%	$956,272	$1,036,807
Consolidated total				$4,302,819	$5,527,432	2.54%	$4,481,579	$5,585,460

V = Variable Note Rate; F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at March 31, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $9.1 million and $7.7 million, respectively. The debt carrying value for the Agency Business at March 31, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $3.5 million and $4.4 million, respectively.
(2)	A portion of this facility was used to finance a $1.0 million fixed rate SFR permanent loan reported through our Agency Business.
(3)	Committed amount reflects a $125.0 million temporary increase that was scheduled to expire in April 2022. In April 2022, we amended this facility increasing the total committed amount to $450.0 million.
(4)	These facilities are subject to margin call provisions associated with changes in interest spreads. At March 31, 2022 and December 31, 2021, these facilities were collateralized by B Piece bonds with a carrying value of $40.7 million and $47.6 million, respectively.

During the first quarter of 2022, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings generally remain at a LIBOR-based interest rate.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Structured Business

At March 31, 2022 and December 31, 2021, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 2.76% and 2.51%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the master security agreement used to finance leasehold and capital expenditure improvements at our corporate office, was 76% and 77% at March 31, 2022 and December 31, 2021, respectively.

In March 2022, we entered into a $200.0 million repurchase facility that matures in March 2024, with a one year extension option. This facility has an interest rate of SOFR plus 2.55%.

In January 2022, we entered into a $150.0 million repurchase facility to finance bridge and construction loans that matures in January 2024, with a one year extension option. This facility has interest rates of SOFR plus 1.75% to 3.50% depending on the type of loan financed with a SOFR floor determined on a loan by loan basis. In March 2022, we increased the facility by $50.0 million to $200.0 million.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
March 31, 2022	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 18	$1,652,812	$1,644,088	2.13%	$1,933,268	$1,923,348	$6,680
CLO 17	1,714,125	1,706,118	2.16%	2,016,926	2,005,486	20,454
CLO 16	1,237,500	1,230,478	1.79%	1,446,698	1,439,541	—
CLO 15	674,412	670,166	1.85%	791,506	788,600	11,026
CLO 14	655,475	651,356	1.81%	691,852	689,470	77,576
CLO 13	668,000	665,306	1.89%	728,345	726,569	58,696
CLO 12	534,193	532,258	1.98%	543,602	542,496	85,257
Total CLOs	$7,136,517	$7,099,770	1.99%	$8,152,197	$8,115,510	$259,689

December 31, 2021
CLO 17	$1,714,125	$1,705,549	1.81%	$1,914,280	$1,903,997	$118,520
CLO 16	1,237,500	1,230,093	1.44%	1,444,573	1,436,743	—
CLO 15	674,412	669,723	1.49%	785,761	782,682	15,750
CLO 14	655,475	650,947	1.45%	717,396	715,154	53,342
CLO 13	668,000	665,006	1.54%	740,369	738,265	48,543
CLO 12	534,193	531,939	1.62%	557,249	555,974	35,635
CLO 10	441,000	439,553	1.57%	485,460	483,995	57,706
Total CLOs	$5,924,705	$5,892,810	1.59%	$6,645,088	$6,616,810	$329,496
(1)	Debt carrying value is net of $36.7 million and $31.9 million of deferred financing fees at March 31, 2022 and December 31, 2021, respectively.
(2)	At March 31, 2022 and December 31, 2021, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 2.24% and 1.86%, respectively.
(3)	As of March 31, 2022 and December 31, 2021, there were no collateral deemed a “credit risk” as defined by the CLO indentures.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $237.2 million and $133.7 million at March 31, 2022 and December 31, 2021, respectively.

CLO 18. In February 2022, we completed CLO 18, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.86 billion. Of the total CLO notes issued, $1.65 billion were investment grade notes issued to third-party investors and $210.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.70 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $347.3 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $2.05 billion, representing leverage of 81%. We retained a residual interest in the portfolio with a notional amount of $397.2 million, including the $210.1 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.81% plus compounded SOFR and interest payments on the notes are payable monthly.

CLO 10. In February 2022, we unwound CLO 10, redeeming $441.0 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets within CLO 18, as well as with cash held by CLO 10, and expensed $1.4 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			March 31, 2022			December 31, 2021
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
5.00% Notes (3)	Dec. 2021	Dec. 2028	$180,000	$177,132	5.00%	$180,000	$177,105	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	266,299	4.50%	270,000	266,090	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,457	5.00%	175,000	172,302	5.00%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,305	8.00%	70,750	70,202	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,598	4.50%	275,000	272,477	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,104	4.75%	110,000	109,018	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,231	5.75%	90,000	89,135	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	124,363	5.63%	125,000	124,216	5.63%
			$1,295,750	$1,281,489	5.05%	$1,295,750	$1,280,545	5.05%
(1)	At March 31, 2022 and December 31, 2021, the carrying value is net of deferred financing fees of $14.3 million and $15.2 million, respectively.
(2)	At both March 31, 2022 and December 31, 2021, the aggregate weighted average note rate, including certain fees and costs, was 5.34%.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds of $256.5 million, net of the underwriter’s discount and fees, which is being amortized through interest expense over the life of such notes. We used most of the net proceeds from the issuance primarily for the exchange of $228.7 million of our 5.25% convertible senior notes for a combination of $233.1 million in cash (which included accrued interest) and 4,478,315 shares of our common stock. At March 31, 2022, the 4.75% Convertible Notes had a conversion rate of 57.0772 shares of common stock per $1,000 of principal, which represented a conversion price of $17.52 per share of common stock.

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

On January 1, 2022, we adopted ASU 2020-06, see Note 2 for details, which no longer allows for the allocation of proceeds between debt and equity components, eliminates the amortization of the debt discount and requires the if-converted method to calculate diluted earnings per share, regardless of the settlement intent.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
March 31, 2022	$264,000	$—	$1,517	$262,483	$—

December 31, 2021	$264,000	$2,520	$2,095	$259,385	$8,684

During the three months ended March 31, 2022, we incurred interest expense on the notes totaling $3.8 million, of which $3.1 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the three months ended March 31, 2021, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 5.73% and 6.71% at March 31, 2022 and December 31, 2021, respectively, or 5.73% at December 31, 2021 excluding the amortization of the debt discount (which ceased on January 1, 2022 with the adoption of ASU 2020-06).

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.6 million and $142.4 million at March 31, 2022 and December 31, 2021, respectively, which is net of a deferred amount of $10.1 million and $10.2 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.7 million for both periods. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 3.79% and 3.03% at March 31, 2022 and December 31, 2021, respectively. Including certain fees and costs, the weighted average note rate was 3.87% and 3.12% at March 31, 2022 and December 31, 2021, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2022.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of March 31, 2022, as well as on the most recent determination dates in April 2022. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in April 2022 are as follows:

Cash Flow Triggers	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18
Overcollateralization (1)
Current	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%
Limit	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%	123.03%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	342.37%	273.97%	358.56%	312.29%	258.32%	224.24%	240.78%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18
April 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%
January 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	—
October 2021	118.87%	119.76%	119.76%	120.85%	121.21%	—	—
July 2021	118.87%	119.76%	119.76%	120.85%	—	—	—
April 2021	118.87%	119.76%	119.76%	—	—	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$56,064	$64,303
Provisions for loss sharing	133	1,748
Provisions reversal for loan repayments	(795)	(96)
Recoveries (charge-offs), net	(230)	(62)
Ending balance	$55,172	$65,893

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At both March 31, 2022 and 2021, guarantee obligations of $34.4 million were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2022 and December 31, 2021, we had outstanding advances of $0.3 million and less than $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At March 31, 2022 and December 31, 2021, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $20.8 million and $21.7 million, respectively, and represented 0.11%, for both periods, of the Fannie Mae servicing portfolio.

At March 31, 2022 and December 31, 2021, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.53 billion and $3.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2022 and 2021, we recorded net losses of $2.5 million and $8.7 million, respectively, from changes in the fair value of these derivatives and $15.3 million and $36.9 million, respectively, of income from MSRs. The gains and losses are recorded in gain (loss) on derivative instruments, net. See Note 12 for details.

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

During the three months ended March 31, 2022, we recorded realized and unrealized gains of $18.0 million and $2.0 million, respectively, to our Agency Business related to our Swaps. During the three months ended March 31, 2021, we recorded realized and unrealized gains of $2.9 million and $2.6 million, respectively, to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	March 31, 2022
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate lock commitments	11	$147,873	Other assets/other liabilities	$1,355	$(4,029)
Forward sale commitments	43	378,176	Other assets/other liabilities	4,463	(3,061)
Swaps	793	79,300		—	—
		$605,349		$5,818	$(7,090)

	December 31, 2021
Rate lock commitments	2	$11,250	Other assets/other liabilities	$295	$(33)
Forward sale commitments	55	571,220	Other assets/other liabilities	1,370	(1,449)
Swaps	3,882	388,200		—	—
		$970,670		$1,665	$(1,482)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2022			December 31, 2021
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$14,169,796	$13,978,283	$14,194,981	$12,158,995	$11,981,048	$12,181,194
Loans held-for-sale, net	332,573	336,959	342,963	1,077,239	1,093,609	1,117,085
Capitalized mortgage servicing rights, net	n/a	422,036	489,408	n/a	422,734	477,323
Securities held-to-maturity, net	245,070	161,696	175,012	210,728	140,484	149,911
Derivative financial instruments	287,251	5,818	5,818	280,654	1,665	1,665

Financial liabilities:
Credit and repurchase facilities	$4,315,388	$4,302,819	$4,305,364	$4,493,699	$4,481,579	$4,484,107
Collateralized loan obligations	7,136,517	7,099,770	7,081,872	5,924,705	5,892,810	5,914,453
Senior unsecured notes	1,295,750	1,281,489	1,256,378	1,295,750	1,280,545	1,301,708
Convertible senior unsecured notes, net	264,000	262,483	276,786	264,000	259,385	294,690
Junior subordinated notes	154,336	142,570	102,271	154,336	142,382	101,698
Derivative financial instruments	238,798	7,090	7,090	301,816	1,482	1,482

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of March 31, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$5,818	$5,818	$—	$4,463	$1,355

Financial liabilities:
Derivative financial instruments	$7,090	$7,090	$—	$7,090	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of March 31, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$62,176	$62,176	$—	$—	$62,176
(1)	We had an allowance for credit losses of $86.9 million relating to eight impaired loans with an aggregate carrying value, before loan loss reserves, of $149.1 million at March 31, 2022.

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

Quantitative information about Level 3 fair value measurements at March 31, 2022 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,715	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

			Discount rate	11.00%
Office	461	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	2.50%
Derivative financial instruments:
Rate lock commitments	1,355	Discounted cash flows	W/A discount rate	9.63%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	for the Three Months Ended March 31,
	2022	2021
Derivative assets and liabilities, net
Beginning balance	$295	$1,967
Settlements	(13,683)	(37,026)
Realized gains recorded in earnings	13,388	35,059
Unrealized gains recorded in earnings	1,355	1,439
Ending balance	$1,355	$1,439

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

	Notional/	Fair Value of	Interest Rate	Total Fair Value
March 31, 2022	Principal Amount	Servicing Rights	Movement Effect	Adjustment
Rate lock commitments	$147,873	$1,355	$(3,830)	$(2,475)
Forward sale commitments	378,176	—	3,830	3,830
Loans held-for-sale, net (1)	332,573	6,666	—	6,666
Total		$8,021	$—	$8,021
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of March 31, 2022 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$13,978,283	$14,194,981	$—	$—	$14,194,981
Loans held-for-sale, net	336,959	342,963	—	336,297	6,666
Capitalized mortgage servicing rights, net	422,036	489,408	—	—	489,408
Securities held-to-maturity, net	161,696	175,012	—	—	175,012

Financial liabilities:
Credit and repurchase facilities	$4,302,819	$4,305,364	$—	$301,800	$4,003,564
Collateralized loan obligations	7,099,770	7,081,872	—	—	7,081,872
Senior unsecured notes	1,281,489	1,256,378	1,256,378	—	—
Convertible senior unsecured notes, net	262,483	276,786	—	276,786	—
Junior subordinated notes	142,570	102,271	—	—	102,271

Note 13 — Commitments and Contingencies

Impact of COVID-19. The magnitude and duration of COVID-19 and its impact on our business and on our borrowers is uncertain and will mostly depend on future events, which cannot be predicted. As this pandemic continues and if economic conditions deteriorate, it may have long-term impacts on our financial position, results of operations and cash flows. See Note 2 and Item 1A. Risk Factors of our 2021 Annual Report for further discussion of COVID-19.

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

As of March 31, 2022, we were required to maintain at least $18.7 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 2 loans. As of March 31, 2022, we met the restricted liquidity requirement with a $45.0 million letter of credit and $18.7 million of cash collateral.

As of March 31, 2022, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $43.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of March 31, 2022, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of March 31, 2022, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2022 (nine months ending December 31, 2022)	$2,208,400	$6,283	$2,214,683
2023	2,316,693	8,350	2,325,043
2024	3,205,162	8,092	3,213,254
2025	1,358,080	8,144	1,366,224
2026	3,434,470	8,292	3,442,762
2027	279,236	6,841	286,077
Thereafter	363,950	23,373	387,323
Total	$13,165,991	$69,375	$13,235,366

During the three months ended March 31, 2022 and 2021, we recorded lease expense of $2.4 million and $2.3 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.13 billion as of March 31, 2022 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

In June 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (1) consolidate the lawsuits into one lawsuit, (2) remove 47 defendants from the lawsuits, none of whom are related to us, so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (3) reduce the counts within the lawsuits from over 100 down to 17.

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Restricted cash	$496,913	$466,523
Loans and investments, net	8,115,509	6,616,809
Other assets	66,850	61,474
Total assets	$8,679,272	$7,144,806

Liabilities:
Collateralized loan obligations	$7,099,770	$5,892,810
Other liabilities	8,090	9,813
Total liabilities	$7,107,860	$5,902,623

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 9 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 31 VIEs in which we have a variable interest as of March 31, 2022 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2022 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$468,136
APL certificates	122,851
B Piece bonds	40,888
Equity investments	24,877
Agency interest only strips	449
Total	$657,201
(1)	Represents the carrying amount of loans and investments before reserves. At March 31, 2022, $129.8 million of loans to VIEs had corresponding specific loan loss reserves of $79.4 million. The maximum loss exposure as of March 31, 2022 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.58 billion at March 31, 2022.

Note 15 — Equity

Preferred Stock. In the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock generating net proceeds of $77.1 million after deducting the underwriting discount and other offering expenses. The additional shares issued have the same terms as the original issuance completed in October 2021 and have been used to make investments related to our business and for general corporate purposes.

Common Stock. In March 2022, we completed a public offering in which we sold 7,475,000 shares of our common stock (which includes the full exercise of the overallotment) for $16.57 per share and received net proceeds of $123.7 million after deducting the underwriter’s discount and other offering expenses. The proceeds were used to make investments related to our business and for general corporate purposes.

During the first quarter of 2022, we sold 750,750 shares of our common stock for net proceeds of $13.9 million through an “At-The-Market” equity offering sales agreement.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2022, there were 16,325,095 OP Units outstanding, which represented 9.2% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2022 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 16, 2022	$0.37	January 3, 2022	$0.3984375	$0.390625	$0.46875

Common Stock – On May 4, 2022, the Board of Directors declared a cash dividend of $0.38 per share of common stock. The dividend is payable on May 31, 2022 to common stockholders of record as of the close of business on May 20, 2022.

Preferred Stock – On April 1, 2022, the Board of Directors declared cash dividends of $0.3984375 per share of Series D preferred stock and $0.390625 per share of both Series E and Series F preferred stock. These amounts reflect dividends from January 30, 2022 through April 29, 2022 and were paid on May 2, 2022 to preferred stockholders of record on April 15, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Deferred Compensation. During the first quarter of 2022, we issued 552,908 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of$9.7 million, of which: (1) 192,510 shares with a grant date fair value of $3.4 million were fully vested on the grant date; (2) 188,136 shares with a grant date fair value of $3.3 million will vest in the first quarter of 2023; (3) 152,373 shares with a grant date fair value of $2.7 million will vest in the first quarter of 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in the first quarter of 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in the first quarter of 2026. We also issued 25,012 of fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date.

During the first quarter of 2022, 381,503 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 186,772 common shares.

During the first quarter of 2022, we withheld 127,987 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer, OP Units and convertible senior unsecured notes.

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$64,057	$64,057	$69,479	$69,479
Net income attributable to noncontrolling interest (2)	—	6,816	—	9,743
Interest expense on convertible notes (3)	—	3,995	—	—
Net income attributable to common stockholders and noncontrolling interest	$64,057	$74,868	$69,479	$79,222
Weighted average shares outstanding	153,420,238	153,420,238	125,235,405	125,235,405
Dilutive effect of OP Units (2)	—	16,325,095	—	17,560,633
Dilutive effect of convertible notes (3)	—	15,111,154	—	249,850
Dilutive effect of restricted stock units (4)	—	574,917	—	912,545
Weighted average shares outstanding	153,420,238	185,431,404	125,235,405	143,958,433
Net income per common share (1)	$0.42	$0.40	$0.55	$0.55
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Beginning January 1, 2022, the effective date we adopted ASU 2020-06, we started utilizing the if-converted method of calculating EPS to reflect the impact of our convertible senior notes. For 2021, the convertible senior unsecured notes impacted diluted earnings per share if the average price of our common stock exceeded the conversion price, as calculated in accordance with the terms of the indenture. See Note 2 for details
(4)	Our chief executive officer was granted restricted stock units during 2020, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

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

In the three months ended March 31, 2022 and 2021, we recorded a tax provision of $8.2 million and $12.5 million, respectively. The tax provision recorded in the three months ended March 31, 2022 consisted of a current tax provision of $9.9 million and a deferred tax benefit of $1.7 million. The tax provision recorded in the three months ended March 31, 2021 consisted of a current tax provision of $8.0 million and a deferred tax provision of $4.5 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During both the three months ended March 31, 2022 and 2021, we incurred $0.8 million of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $53.7 million and $84.3 million at March 31, 2022 and December 31, 2021, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $12.8 million and $26.6 million at March 31, 2022 and December 31, 2021, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at March 31, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25% and matures in March 2025.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In October 2021, we entered into a $40.0 million promissory note with ACM to fund a portion of a $67.0 million bridge loan we originated to a third-party to purchase a multifamily property. The promissory note has an interest rate of LIBOR plus 3.0% and was scheduled to mature in April 2022. In December 2021, the borrower repaid the bridge loan in full and we repaid the promissory note. In December 2021, the promissory note was amended to include the funding of an additional asset and the maturity date was extended to May 2022. As of March 31, 2022, we have no outstanding borrowings under the promissory note.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $0.7 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In 2020, we committed to fund a $32.5 million bridge loan ($4.0 million was funded at March 31, 2022) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0%fixed rate, and both loans mature in October 2023. Interest income recorded from these loans was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan ($3.5 million was funded at March 31, 2022) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a 12.0% fixed rate and matures in April 2023. Interest income recorded from these loans was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a 3.1% fixed rate and the mezzanine loan bears interest at a 9.0% fixed rate and both loans mature in April 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended March 31, 2022 and 2021.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. In 2019, we entered into an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the three months ended March 31, 2022 and 2021, we reimbursed the aircraft owner $0.2 million and $0.1 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at March 31, 2022) for an 18% interest in AMAC III. During both the three months ended March 31, 2022 and 2021 the loss recorded from this investment was de minimis. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5% and matures in August 2022. We also originated a $15.6 million Private Label loan in 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a 3.735% fixed rate and matures in January 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.3 million for both the three months ended March 31, 2022 and 2021.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 1.25% and was scheduled to mature in June 2021, which was extended to August 2023. Interest income recorded from this loan was $0.3 million for both the three months ended March 31, 2022 and 2021.

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

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.80% and a maturity date in October 2021, which was extended to October 2022. Interest income recorded from this loan was $0.5 million for both the three months ended March 31, 2022 and 2021.

In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2022 and 2021.

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2022. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for both the three months ended March 31, 2022 and 2021.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended March 31, 2022 and 2021.

In 2015, we invested $9.6 million for 50% of ACM's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from this investment of $5.0 million and $22.5 million in the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, we also received cash distributions totaling $7.5 million and $13.1 million from this investment, respectively.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a 3.3% fixed rate and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2022, this debt had an aggregate outstanding balance of $610.8 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At March 31, 2022, ACM holds 2,535,870 shares of our common stock and 10,665,530 OP Units, which represents 7.5% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$156,260	$10,438	$—	$166,698
Interest expense	78,202	4,357	—	82,559
Net interest income	78,058	6,081	—	84,139
Other revenue:
Gain on sales, including fee-based services, net	—	1,656	—	1,656
Mortgage servicing rights	—	15,312	—	15,312
Servicing revenue	—	36,026	—	36,026
Amortization of MSRs	—	(14,972)	—	(14,972)
Property operating income	295	—	—	295
Gain on derivative instruments, net	—	17,386	—	17,386
Other income, net	3,196	4	—	3,200
Total other revenue	3,491	55,412	—	58,903
Other expenses:
Employee compensation and benefits	15,487	26,538	—	42,025
Selling and administrative	7,409	7,139	—	14,548
Property operating expenses	535	—	—	535
Depreciation and amortization	810	1,173	—	1,983
Provision for loss sharing (net of recoveries)	—	(662)	—	(662)
Provision for credit losses (net of recoveries)	2,069	289	—	2,358
Total other expenses	26,310	34,477	—	60,787
Income before extinguishment of debt, income from equity affiliates and income taxes	55,239	27,016	—	82,255
Loss on extinguishment of debt	(1,350)	—	—	(1,350)
Income from equity affiliates	7,212	—	—	7,212
Provision for income taxes	(1,432)	(6,756)	—	(8,188)
Net income	59,669	20,260	—	79,929
Preferred stock dividends	9,056	—	—	9,056
Net income attributable to noncontrolling interest	—	—	6,816	6,816
Net income attributable to common stockholders	$50,613	$20,260	$(6,816)	$64,057

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$83,210	$7,934	$—	$91,144
Interest expense	38,224	3,960	—	42,184
Net interest income	44,986	3,974	—	48,960
Other revenue:
Gain on sales, including fee-based services, net	—	28,867	—	28,867
Mortgage servicing rights	—	36,936	—	36,936
Servicing revenue	—	29,740	—	29,740
Amortization of MSRs	—	(14,204)	—	(14,204)
Loss on derivative instruments, net	—	(3,220)	—	(3,220)
Other income, net	681	—	—	681
Total other revenue	681	78,119	—	78,800
Other expenses:
Employee compensation and benefits	11,577	31,397	—	42,974
Selling and administrative	4,513	6,305	—	10,818
Property operating expenses	143	—	—	143
Depreciation and amortization	582	1,173	—	1,755
Provision for loss sharing (net of recoveries)	—	1,652	—	1,652
Provision for credit losses (net of recoveries)	(1,029)	(46)	—	(1,075)
Total other expenses	15,786	40,481	—	56,267
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	29,881	41,612	—	71,493
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on real estate	—	1,228	—	1,228
Income from equity affiliates	22,251	—	—	22,251
Provision for income taxes	(4,983)	(7,509)	—	(12,492)
Net income	45,779	35,331	—	81,110
Preferred stock dividends	1,888	—	—	1,888
Net income attributable to noncontrolling interest	—	—	9,743	9,743
Net income attributable to common stockholders	$43,891	$35,331	$(9,743)	$69,479
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2022
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$90,106	$260,708	$350,814
Restricted cash	498,412	18,678	517,090
Loans and investments, net	13,978,283	—	13,978,283
Loans held-for-sale, net	—	336,959	336,959
Capitalized mortgage servicing rights, net	—	422,036	422,036
Securities held-to-maturity, net	—	161,696	161,696
Investments in equity affiliates	96,836	—	96,836
Goodwill and other intangible assets	12,500	87,087	99,587
Other assets and due from related party	282,065	63,540	345,605
Total assets	$14,958,202	$1,350,704	$16,308,906

Liabilities:
Debt obligations	$12,787,332	$301,799	$13,089,131
Allowance for loss-sharing obligations	—	55,172	55,172
Other liabilities and due to related parties	268,454	124,101	392,555
Total liabilities	$13,055,786	$481,072	$13,536,858

	December 31, 2021
Assets:
Cash and cash equivalents	$142,771	$261,809	$404,580
Restricted cash	468,013	18,677	486,690
Loans and investments, net	11,981,048	—	11,981,048
Loans held-for-sale, net	—	1,093,609	1,093,609
Capitalized mortgage servicing rights, net	—	422,734	422,734
Securities held-to-maturity, net	—	140,484	140,484
Investments in equity affiliates	89,676	—	89,676
Goodwill and other intangible assets	12,500	88,260	100,760
Other assets and due from related party	285,600	68,664	354,264
Total assets	$12,979,608	$2,094,237	$15,073,845

Liabilities:
Debt obligations	$11,100,429	$956,272	$12,056,701
Allowance for loss-sharing obligations	—	56,064	56,064
Other liabilities and due to related parties	278,726	132,370	411,096
Total liabilities	$11,379,155	$1,144,706	$12,523,861

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Origination Data:
Structured Business
Bridge loans (1)	$2,820,716	$1,005,688
Mezzanine loans	8,139	56,000
SFR - Permanent loans	—	26,238
Total new loan originations	$2,828,855	$1,087,926

(1) Bridge loans in 2022 and 2021 include 35 and 18 SFR loans with a UPB of $133.4 million and $43.3 million, respectively. During 2022 and 2021, we committed to fund SFR loans totaling $83.3 million and $98.4 million, respectively.

Loan payoffs / paydowns	$666,551	$233,028

Agency Business
Origination Volumes by Investor:
Fannie Mae	$449,680	$1,063,983
Freddie Mac	299,072	114,717
Private Label	72,896	152,454
FHA	11,990	66,480
SFR - Fixed Rate	4,871	—
Total	$838,509	$1,397,634
Total loan commitment volume	$975,132	$1,460,135

Loan Sales Data:
Agency Business
Fannie Mae	$666,544	$1,437,366
Private Label	489,269	—
Freddie Mac	359,086	274,824
FHA	71,816	66,403
SFR - Fixed Rate	—	63,298
Total	$1,586,715	$1,841,891
Sales margin (fee-based services as a % of loan sales) (1)	1.18%	1.57%
MSR rate (MSR income as a % of loan commitments)	1.57%	2.53%

(1)	Includes $17.1 million of gains recognized on our Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included as a component of gain (loss) on derivative instruments, net in the consolidated statements of income.

	March 31, 2022
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio UPB	(basis points)	(years)
Fannie Mae	$18,781,611	53.4	8.1
Freddie Mac	4,792,764	26.7	9.3
Private Label	2,200,206	20.0	8.4
FHA	999,446	15.3	20.9
SFR - Fixed Rate	190,590	20.0	6.4
Total	$26,964,617	44.3	8.8

	December 31, 2021
Fannie Mae	$19,127,397	53.5	8.0
Freddie Mac	4,943,905	27.1	9.3
Private Label	1,711,326	20.0	8.3
FHA	985,063	15.4	21.0
SFR - Fixed Rate	191,698	20.0	6.5
Total	$26,959,389	44.9	8.8

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

Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and APL certificates.

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

COVID-19 Impact. The global outbreak of COVID-19, has forced many countries, including the U.S., to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, the impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.

Significant Developments During the First Quarter of 2022

Financing and Capital Markets Activity.

●	Closed a collateralized securitization vehicle (CLO 18) totaling $2.05 billion, of which $1.65 billion of investment grade notes were issued to third-party investors and $210.1 million of below investment-grade notes and a $187.1 million equity interest in the portfolio were retained by us;
●	Unwound CLO 10, redeeming $441.0 million of outstanding notes, which were repaid from refinancing the remaining assets within CLO 18 and cash held by CLO 10;
●	Closed a Private Label securitization totaling $489.3 million and retained the most subordinate certificates totaling $43.4 million;
●	Raised $214.7 million of capital from the issuances of common stock through a public offering and our “At-The-Market” equity offering sales agreement and an additional issuance of our Series F preferred stock; and
●	Increased our Structured Business warehouse capacity by $400.0 million.

Structured Business Activity.

●	Grew our structured loan and investment portfolio 17% to $14.17 billion on loan originations totaling $2.83 billion, partially offset by loan runoff totaling $666.6 million; and
●	Recorded income of $5.0 million and received a $7.5 million cash distribution from our residential mortgage business joint venture and received a $2.6 million equity participation interest from a preferred equity loan that previously paid-off.

Agency Business Activity.

●	Loan originations and sales totaled $838.5 million and $1.59 billion, respectively; and
●	Our fee-based servicing portfolio remained flat at $26.96 billion, as loan originations and loans from the Private Label securitization were offset by loan maturities and prepayments.

Dividend. We raised our quarterly common dividend to $0.38 per share, our 8th consecutive quarterly increase.

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

The Federal Reserve has started raising interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. Additionally, a greater portion of our debt is fixed-rate, as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.

We have been very successful in raising capital through various vehicles to grow our business. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a general reduction of available liquidity and an increase in borrowing costs. Since our Structured Business is more reliant on the capital markets to grow, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. However, our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore a lack of liquidity should not impact our ability to grow this business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In October 2021, the Federal Housing Finance Agency ("FHFA") announced that its 2022 loan origination caps for Fannie Mae and Freddie Mac will be $78 billion for each enterprise for a total opportunity of $156 billion (the “2022 Caps”), which is an increase from its 2021 origination caps of $70 billion for each enterprise. The 2022 Caps will continue to apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. The FHFA will also require at least 25% be affordable to residents at or below 60% of area median income for 2022, up from 20% in 2021. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2022 to December 31, 2021:

Our Structured loan and investment portfolio balance was $14.17 billion and $12.16 billion at March 31, 2022 and December 31, 2021, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $2.16 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 4.38% and 4.26% at March 31, 2022 and December 31, 2021, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 4.74% and 4.62% at March 31, 2022 and December 31, 2021, respectively. Our debt that finances our loans and investment portfolio totaled $12.86 billion and $11.17 billion at March 31, 2022 and December 31, 2021, respectively, with a weighted average funding cost of 2.57% and 2.33%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 2.81% and 2.61% at March 31, 2022 and December 31, 2021, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended
March 31, 2022
Loans originated (1)	$2,828,855
Number of loans	125
Weighted average interest rate	4.46%

(1) We committed to fund SFR loans totaling $83.3 million.

Loans paid-off / paid-down	$666,551
Number of loans	36
Weighted average interest rate	5.86%

Loans extended	$421,072
Number of loans	11

Loans held-for-sale from the Agency Business decreased $756.7 million, primarily from loan sales exceeding originations by $748.2 million as noted in the following table (in thousands). Loan sales includes $489.3 million of Private Label loans which were sold in a Private Label loan securitization in the first quarter of 2022. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended
	March 31, 2022
	Loan
	Originations	Loan Sales
Fannie Mae	$449,680	$666,544
Freddie Mac	299,072	359,086
Private Label	72,896	489,269
FHA	11,990	71,816
SFR - Fixed Rate	4,871	—
Total	$838,509	$1,586,715

Securities held-to-maturity increased $21.2 million, primarily due to the purchase, at a discount, of APL certificates in connection with a Private Label securitization, partially offset by principal payments received from underlying loan payoffs from our B Piece bonds.

Investments in equity affiliates increased $7.2 million, primarily due to additional fundings totaling $9.7 million on our AMAC III and Fifth Wall equity investments, along with $5.0 million of income from our investment in a residential mortgage banking business, partially offset by $7.5 million in cash distributions received from the same investment.

Other assets increased $21.9 million, primarily due to increases in unsecured loan fundings and interest receivables from portfolio growth.

Liabilities – Comparison of balances at March 31, 2022 to December 31, 2021:

Collateralized loan obligations increased $1.21 billion, primarily due to the issuance of a new CLO, where we issued $1.65 billion of notes to third party investors, partially offset by the unwind of a CLO totaling $441.0 million.

Other liabilities decreased $14.9 million primarily due to the payment of incentive compensation during the first quarter of 2022, related to 2021 performance.

Equity

During the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of our Series F preferred stock generating net proceeds of $77.1 million.

During the first quarter of 2022, we sold 8,225,750 shares of our common stock through a public offering and our “At-The-Market” equity agreement, raising net proceeds totaling $137.8 million.

See Note 15 for the details of our dividends declared and our deferred compensation transactions during the three months ended March 31, 2022.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2022
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a Percentage	as a Percentage
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$18,781,611	2,647	3.1	8.7	98%	2%	3.97%	12.58%	0.19%
Freddie Mac	4,792,764	1,234	2.8	10.7	86%	14%	3.80%	34.22%	0.42%
Private Label	2,200,206	132	1.2	8.5	100%	—%	3.61%	—%	—%
FHA	999,446	89	2.2	33.7	100%	—%	3.01%	0.42%	—%
SFR - Fixed Rate	190,590	45	1.1	6.5	100%	—%	4.53%	—%	—%
Total	$26,964,617	4,147	2.8	9.9	96%	4%	3.88%	12.50%	0.21%

	December 31, 2021
Fannie Mae	$19,127,397	2,710	3.0	8.8	98%	2%	3.99%	12.00%	0.20%
Freddie Mac	4,943,905	1,317	2.8	10.9	86%	14%	3.82%	17.01%	0.79%
Private Label	1,711,326	102	1.2	8.6	100%	—%	3.64%	—%	—%
FHA	985,063	90	2.0	33.9	100%	—%	3.01%	23.69%	—%
SFR - Fixed Rate	191,698	45	0.9	6.7	100%	—%	4.54%	—%	—%
Total	$26,959,389	4,264	2.8	10.1	96%	4%	3.90%	12.50%	0.29%
(1)	Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. At March 31, 2022 and December 31, 2021, delinquent loans totaled $55.6 million and $77.6 million, respectively, of which $9.8 million were in the foreclosure process for both periods. No loans were in bankruptcy at March 31, 2022 and December 31, 2021.

Our Agency Business servicing portfolio represents commercial real estate loans, which are generally transferred or sold within 60 days from the date the loan is funded. Primarily all of the loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 10.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$166,698	$91,144	$75,554	83%
Interest expense	82,559	42,184	40,375	96%
Net interest income	84,139	48,960	35,179	72%
Other revenue:
Gain on sales, including fee-based services, net	1,656	28,867	(27,211)	(94)%
Mortgage servicing rights	15,312	36,936	(21,624)	(59)%
Servicing revenue, net	21,054	15,536	5,518	36%
Property operating income	295	—	295	nm %
Gain (loss) on derivative instruments, net	17,386	(3,220)	20,606	nm %
Other income, net	3,200	681	2,519	nm %
Total other revenue	58,903	78,800	(19,897)	(25)%
Other expenses:
Employee compensation and benefits	42,025	42,974	(949)	(2)%
Selling and administrative	14,548	10,818	3,730	34%
Property operating expenses	535	143	392	nm %
Depreciation and amortization	1,983	1,755	228	13%
Provision for loss sharing (net of recoveries)	(662)	1,652	(2,314)	nm %
Provision for credit losses (net of recoveries)	2,358	(1,075)	3,433	nm %
Total other expenses	60,787	56,267	4,520	8%
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	82,255	71,493	10,762	15%
Loss on extinguishment of debt	(1,350)	(1,370)	20	(1)%
Gain on real estate	—	1,228	(1,228)	nm %
Income from equity affiliates	7,212	22,251	(15,039)	(68)%
Provision for income taxes	(8,188)	(12,492)	4,304	(34)%
Net income	79,929	81,110	(1,181)	(1)%
Preferred stock dividends	9,056	1,888	7,168	nm %
Net income attributable to noncontrolling interest	6,816	9,743	(2,927)	(30)%
Net income attributable to common stockholders	$64,057	$69,479	$(5,422)	(8)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$12,506,401	$143,483	4.65%	$5,472,765	$73,643	5.46%
Mezzanine / junior participation loans	222,758	5,078	9.25%	166,517	3,533	8.60%
Preferred equity investments	152,761	2,660	7.06%	224,898	5,563	10.03%
Other	140,666	4,926	14.20%	28,216	322	4.63%
Core interest-earning assets	13,022,586	156,147	4.86%	5,892,397	83,061	5.72%
Cash equivalents	758,362	113	0.06%	283,653	149	0.21%
Total interest-earning assets	$13,780,948	$156,260	4.60%	$6,176,050	$83,210	5.46%

Structured Business interest-bearing liabilities:

CLO	$6,604,069	$31,723	1.95%	$2,598,470	$12,135	1.89%
Credit and repurchase facilities	3,668,456	24,121	2.67%	1,479,612	10,677	2.93%
Unsecured debt	1,559,751	21,153	5.50%	949,050	14,220	6.08%
Trust preferred	154,336	1,205	3.17%	154,336	1,192	3.13%
Total interest-bearing liabilities	$11,986,612	78,202	2.65%	$5,181,467	38,224	2.99%
Net interest income		$78,058			$44,986
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $73.1 million increase from our Structured Business, primarily due to an increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, largely offset by higher fees on early runoff.

The increase in interest expense was mainly due to a $40.0 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to growth in our loan portfolio and the issuance of additional unsecured debt. This was partially offset by a decrease in the average cost of our interest-bearing liabilities, mainly from more favorable terms on credit and repurchase facilities and CLOs.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 38% decrease ($681.1 million) in GSE loan sales volume , along with a 25% decrease in the sales margin from 1.57% to 1.18%. The decrease in the sales margin was primarily due to lower margins received on our Private Label loan sales.

The decrease in income from MSRs was primarily due to a 38% decrease in the MSR rate from 2.53% to 1.57% and a 33% decrease ($485.0 million) in loan commitment volume. The decrease in the MSR rate was primarily due to lower Fannie Mae loan commitments, which carry a higher servicing fee.

The increase in servicing revenue, net was primarily due to an increase in prepayment penalties received the first quarter of 2022 and growth in our servicing portfolio.

Other Income

The gains and losses on derivative instruments in 2022 and 2021, respectively, were primarily related to changes in the fair value of our Swaps held by our Agency Business in connection with our Private Label loans.

The increase in other income, net was primarily due to higher loan origination volume in our Structured Business.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to a decrease in commissions from lower GSE/Agency loan sales volume, substantially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) in both business segments. Administrative expenses were also higher in 2022 as a result of increases in travel and events as travel restrictions subside from the COVID-19 pandemic.

The net increase in our CECL reserves of $1.1 million was primarily due to the growth in our structured portfolio and the impact of rising interest rates in our CECL models for our Structured Business, which predominantly consists of variable rate loans. This was partially offset by improvements in general market conditions and expected future forecasts in our CECL models for both business segments, including lower unemployment rates and increased property values.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in both periods was deferred financing fees recognized in connection with the unwind of CLOs.

Gain on Real Estate

The gain recorded in the first quarter of 2021 was from the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in the first quarter of 2022 and 2021 primarily reflects income from our investment in a residential mortgage banking business of $5.0 million and $22.5 million, respectively, as well as $2.6 million in 2022 from an equity participation interest on a property that was sold. The income from our investment in a residential mortgage banking business was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the three months ended March 31, 2022, we recorded a tax provision of $8.2 million, which consisted of a current tax provision of $9.9 million and a deferred tax benefit of $1.7 million. In the three months ended March 31, 2021, we recorded a tax provision of $12.5 million, which consisted of current and deferred tax provisions of $8.0 million and $4.5 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,325,095 OP Units and 17,560,633 OP Units outstanding as of March 31, 2022 and 2021, respectively, which represented 9.2% and 11.6% of our outstanding stock at March 31, 2022 and 2021, respectively.

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

We had $12.86 billion in total structured debt outstanding at March 31, 2022. Of this total, $8.85 billion, or 69%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2023, or later. The remaining $4.01 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we have approximately $800 million in cash and available liquidity as well as other liquidity sources, including our $26.96 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $120 million per year in recurring cash flow.

At March 31, 2022, we had $52.3 million of securities financed with $29.6 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $836.8 million during the three months ended March 31, 2022 and consisted primarily of net cash inflows of $741.1 million as a result of loan sales exceeding loan originations in our Agency Business and net income of $79.9 million, as well as certain other non-cash net income adjustments.

Cash flows used in investing activities totaled $2.02 billion during the three months ended March 31, 2022. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $2.66 billion, net of payoffs and paydowns of $668.4 million, resulted in net cash outflows of $1.99 billion.

Cash flows provided by financing activities totaled $1.16 billion during the three months ended March 31, 2022 and consisted primarily of net proceeds of $1.21 billion from CLO activity and $215.4 million of proceeds from the issuance of common and preferred stock, partially offset by net cash outflows of $178.3 million from debt facility activities (facility paydowns were greater than financed loan originations) and $72.1 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies' requirements at March 31, 2022. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $18.7 million of cash collateral. See Note 13 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	March 31, 2022
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$5,313,186	$4,010,071	$1,303,115	2022 - 2024
Collateralized loan obligations (3)	7,136,517	7,136,517	—	2022 - 2027
Senior unsecured notes	1,295,750	1,295,750	—	2023 - 2028
Convertible senior unsecured notes	264,000	264,000	—	2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	14,163,789	12,860,674	1,303,115

Agency Business
Credit and repurchase facilities (4)	2,150,844	305,317	1,845,527	2022 - 2024
Consolidated total	$16,314,633	$13,165,991	$3,148,642
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral at March 31, 2022.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

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

	Quarterly		Maximum
	Average	End of Period	UPB at Any
Quarter Ended	UPB	UPB	Month-End
March 31, 2022	$4,224,503	$4,315,388	$4,842,785
December 31, 2021	3,771,684	4,493,699	4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598
June 30, 2021	2,327,114	2,021,412	2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At March 31, 2022, we had no off-balance sheet arrangements.

Inflation. The Federal Reserve has started raising interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. Additionally, a greater portion of our debt is fixed-rate, as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

Contractual Obligations. During the three months ended March 31, 2022, the following significant changes were made to our contractual obligations disclosed in our 2021 Annual Report: (1) closed a CLO issuing $1.65 billion of investment grade notes and unwound a CLO redeeming $441.0 million of outstanding notes; (2) closed a Private Label securitization totaling $489.3 million; and (3) entered into new and modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at March 31, 2022.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2022, there were no material changes to these policies, except for the adoption of ASU 2020-06 described in Note 2.

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

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, the tax impact on cumulative gains/losses on derivative instruments associated with Private Label loans sold during the periods presented, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), amortization of the convertible senior notes conversion option (in comparative periods prior to 2022) and gains/losses on the receipt of real estate from the settlement of loans (prior to the sale of the real estate). We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

We reduce distributable earnings for realized losses in the period we determine that a loan is deemed nonrecoverable in whole or in part. Loans are deemed nonrecoverable upon the earlier of: (1) when the loan receivable is settled (i.e., when the loan is repaid, or in the case of foreclosure, when the underlying asset is sold); or (2) when we determine that it is nearly certain that all amounts due will not be collected. The realized loss amount is equal to the difference between the cash received, or expected to be received, and the book value of the asset.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021

Net income attributable to common stockholders	$64,057	$69,479
Adjustments:
Net income attributable to noncontrolling interest	6,816	9,743
Income from mortgage servicing rights	(15,312)	(36,936)
Deferred tax (benefit) provision	(1,720)	4,486
Amortization and write-offs of MSRs	27,669	18,032
Depreciation and amortization	2,569	2,700
Loss on extinguishment of debt	1,350	1,370
Provision for credit losses, net	1,696	(277)
(Gain) loss on derivative instruments, net	(298)	3,220
Stock-based compensation	6,092	3,330
Distributable earnings (1)	$92,919	$75,147

Diluted weighted average shares outstanding - GAAP (1)	185,431,404	143,958,433
Less: Convertible notes dilution (2)	(15,068,383)	—
Diluted weighted average shares outstanding - distributable earnings (1)	170,363,021	143,958,433

Diluted distributable earnings per share (1)	$0.55	$0.52
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)	Beginning in the first quarter of 2022, the diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. Excluding the effect of a potential conversion in shares until a conversion occurs is consistent with past treatment and other unrealized adjustments to distributable earnings.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2021 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2021. The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming hypothetical instantaneous increases of 50 basis points and 100 basis points in LIBOR, or other applicable index rate, such as SOFR (collectively referred to as the “Index Rates” below). Since the Index Rates were close to zero at March 31, 2022, we have excluded the impact of a decrease in the Index Rates.

	Assets (Liabilities)	50 Basis	100 Basis
	Subject to Interest	Point	Point
	Rate Sensitivity (1)	Increase (2)	Increase (2)

Interest income from loans and investments	$14,169,796	$58,879	$121,147
Interest expense from debt obligations	(12,860,674)	56,239	112,622
Impact to net interest income (3)		$2,640	$8,525
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	Interest rate floors on our loan portfolio that are above Index Rates could limit the effect of an increase on interest income. Conversely, these floors could reduce the impact on interest income from decreases in the Index Rates, which could result in increases to net interest income.
(3)	The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At March 31, 2022, we had $2.98 billion of cash, restricted cash and escrows, which is earning interest at a weighted average rate of 0.27%, or approximately $8.0 million annually. The interest rates on these balances are not indexed to a benchmark rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may not change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at March 31, 2022 would have resulted in a gain of $3.4 million and $6.6 million, respectively, in the three months ended March 31, 2022, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $3.6 million and $7.3 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.6 million at March 31, 2022, while a 100 basis point decrease would increase the fair value by $17.6 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 13.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2021 Annual Report.

Item 6.         Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. (1)

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. (2)

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc. (3)

3.4	Articles Supplementary of 6.25% Series F Cumulative Redeemable Preferred Stock. (4)

4.1	Specimen 6.25% Series F Cumulative Redeemable Preferred Stock Certificate (5)

10.1	Pooling and Servicing Agreement, dated as of February 1, 2022, by and among Arbor Private Label Depositor, LLC, Midland Loan Services, Computershare Trust Company and Wilmington Trust.

10.2

Third Amendment dated February 7, 2022 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2022, filed on May 6, 2022, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

(1) Incorporated by reference to Registration Statement on Form S-11 (No. 333-110472), as amended filed November 13, 2003.

(2) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 7, 2007.

(3) Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.

(4) Incorporated by reference to Exhibit 3.6 on Form 8-A filed October 12, 2021.

(5) Incorporated by reference to Exhibit 4.1 on Form 8-A filed October 12, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 6, 2022	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 6, 2022	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer