Form 10-Q
period 2022-06-30
ARBOR REALTY TRUST INC
filed 2022-07-29
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Issuer has 170,302,444 shares of common stock outstanding at July 22, 2022.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and cash equivalents	$341,991	$404,580
Restricted cash	787,952	486,690
Loans and investments, net (allowance for credit losses of $121,331 and $113,241)	14,832,302	11,981,048
Loans held-for-sale, net	518,935	1,093,609
Capitalized mortgage servicing rights, net	411,534	422,734
Securities held-to-maturity, net (allowance for credit losses of $2,022 and $1,753)	159,686	140,484
Investments in equity affiliates	90,855	89,676
Due from related party	53,037	84,318
Goodwill and other intangible assets	98,414	100,760
Other assets	284,884	269,946
Total assets	$17,579,590	$15,073,845

Liabilities and Equity:
Credit and repurchase facilities	$4,549,460	$4,481,579
Collateralized loan obligations	7,968,495	5,892,810
Senior unsecured notes	1,282,498	1,280,545
Convertible senior unsecured notes, net	263,126	259,385
Junior subordinated notes to subsidiary trust issuing preferred securities	142,758	142,382
Due to related party	27,014	26,570
Due to borrowers	115,990	96,641
Allowance for loss-sharing obligations	53,053	56,064
Other liabilities	264,200	287,885
Total liabilities	14,666,594	12,523,861

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	556,163
Special voting preferred shares - 16,293,589 and 16,325,095 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 and 8,050,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 168,454,805 and 151,362,181 shares issued and outstanding	1,685	1,514
Additional paid-in capital	2,060,837	1,797,913
Retained earnings	83,271	62,532
Total Arbor Realty Trust, Inc. stockholders’ equity	2,779,477	2,418,122
Noncontrolling interest	133,519	131,862
Total equity	2,912,996	2,549,984
Total liabilities and equity	$17,579,590	$15,073,845

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. As of June 30, 2022 and December 31, 2021, assets of our consolidated VIEs totaled $9,714,376 and $7,144,806, respectively, and the liabilities of our consolidated VIEs totaled $7,986,250 and $5,902,623, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$201,328	$105,148	$368,026	$196,292
Interest expense	107,067	46,378	189,627	88,562
Net interest income	94,261	58,770	178,399	107,730
Other revenue:
Gain on sales, including fee-based services, net	16,510	40,901	18,166	69,768
Mortgage servicing rights	17,567	26,299	32,879	63,235
Servicing revenue, net	20,714	15,315	41,769	30,850
Property operating income	290	—	586	—
Gain (loss) on derivative instruments, net	8,606	(2,607)	25,992	(5,828)
Other income, net	(13,249)	1,263	(10,048)	1,943
Total other revenue	50,438	81,171	109,344	159,968
Other expenses:
Employee compensation and benefits	38,900	43,700	80,925	86,674
Selling and administrative	13,188	11,133	27,735	21,947
Property operating expenses	542	129	1,077	272
Depreciation and amortization	2,031	1,788	4,014	3,543
Provision for loss sharing (net of recoveries)	(1,949)	549	(2,611)	2,201
Provision for credit losses (net of recoveries)	5,067	(7,815)	7,426	(8,890)
Total other expenses	57,779	49,484	118,566	105,747
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	86,920	90,457	169,177	161,951
Loss on extinguishment of debt	—	—	(1,350)	(1,370)
Gain on sale of real estate	—	—	—	1,228
Income from equity affiliates	6,547	4,759	13,759	27,010
Provision for income taxes	(5,352)	(10,959)	(13,540)	(23,451)
Net income	88,115	84,257	168,046	165,368
Preferred stock dividends	11,214	6,414	20,270	8,303
Net income attributable to noncontrolling interest	6,992	8,717	13,808	18,459
Net income attributable to common stockholders	$69,909	$69,126	$133,968	$138,606

Basic earnings per common share	$0.43	$0.51	$0.85	$1.06
Diluted earnings per common share	$0.41	$0.51	$0.82	$1.06

Weighted average shares outstanding:
Basic	163,044,217	135,262,197	158,258,813	130,276,499
Diluted	195,013,810	153,616,591	190,357,030	148,818,030

Dividends declared per common share	$0.38	$0.34	$0.75	$0.67

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended June 30, 2022
							Total Arbor
	Preferred	Preferred	Common	Common	Additional		Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	Retained	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Earnings	Equity	Interest	Total Equity
Balance – April 1, 2022	42,617,095	$633,734	160,198,115	$1,602	$1,927,621	$75,828	$2,638,785	$133,263	$2,772,048
Issuance of common stock	—	—	8,229,350	82	130,361	—	130,443	—	130,443
Issuance of Series F preferred stock	—	(49)	—	—	(130)	—	(179)	—	(179)
Stock-based compensation, net	—	—	27,340	1	2,985	—	2,986	—	2,986
Distributions - common stock	—	—	—	—	—	(62,463)	(62,463)	—	(62,463)
Distributions - preferred stock	—	—	—	—	—	(11,217)	(11,217)	—	(11,217)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,191)	(6,191)
Redemption of operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	81,123	81,123	6,992	88,115
Balance – June 30, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996

Six Months Ended June 30, 2022
Balance - January 1, 2022	39,325,095	$556,163	151,362,181	$1,514	$1,797,913	$62,532	$2,418,122	$131,862	$2,549,984
Cummulative-effect adjustment (Note 2)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (as adjusted for the adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance of common stock	—	—	16,455,100	164	268,079	—	268,243	—	268,243
Issuance of Series F preferred stock	3,292,000	77,522	—	—	(130)	—	77,392	—	77,392
Stock-based compensation, net	—	—	637,524	7	3,659	—	3,666	—	3,666
Distributions - common stock	—	—	—	—	—	(118,838)	(118,838)	—	(118,838)
Distributions - preferred stock	—	—	—	—	—	(20,273)	(20,273)	—	(20,273)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(12,231)	(12,231)
Redemption of operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	154,238	154,238	13,808	168,046
Balance – June 30, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended June 30, 2021
							Total Arbor
	Preferred	Preferred	Common	Common	Additional		Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Total Equity
Balance - April 1, 2021	21,272,133	$89,472	133,690,060	$1,337	$1,473,120	$(35,498)	$1,528,431	$142,261	$1,670,692
Issuance of common stock	—	—	9,282,479	93	169,488	—	169,581	—	169,581
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	—	(89,296)	—	(89,296)
Stock-based compensation, net	—	—	166,069	1	1,736	—	1,737	—	1,737
Distributions - common stock	—	—	—	—	—	(45,710)	(45,710)	—	(45,710)
Distributions - preferred stock	—	—	—	—	—	(6,416)	(6,416)	—	(6,416)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,971)	(5,971)
Redemption of operating partnership units	(1,208,400)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	75,540	75,540	8,717	84,257
Balance – June 30, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767

Six Months Ended June 30, 2021
Balance – January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	19,422,879	194	327,820	—	328,014	—	328,014
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	—	(89,296)	—	(89,296)
Stock-based compensation, net	—	—	534,556	5	(585)	—	(580)	—	(580)
Distributions - common stock	—	—	—	—	—	(87,240)	(87,240)	—	(87,240)
Distributions - preferred stock	—	—	—	—	—	(8,311)	(8,311)	—	(8,311)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(11,766)	(11,766)
Redemption of operating partnership units	(1,208,400)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	146,909	146,909	18,459	165,368
Balance – June 30, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$168,046	$165,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,014	3,543
Stock-based compensation	9,241	5,375
Amortization and accretion of interest and fees, net	(6,782)	354
Amortization of capitalized mortgage servicing rights	29,750	28,871
Originations of loans held-for-sale	(2,117,624)	(2,741,453)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,617,418	3,324,001
Mortgage servicing rights	(32,879)	(63,235)
Write-off of capitalized mortgage servicing rights from payoffs	25,545	9,459
Provision for loss sharing (net of recoveries)	(2,611)	2,201
Provision for credit losses (net of recoveries)	7,426	(8,890)
Net charge-offs for loss sharing obligations	(400)	(859)
Deferred tax (benefit) provision	(2,426)	4,439
Income from equity affiliates	(13,759)	(27,010)
Distributions from operations of equity affiliates	11,438	18,923
Loss on extinguishment of debt	1,350	1,370
Payoffs and paydowns of loans held-for-sale	58,327	2,322
Loss on sale of loans	9,180	—
Change in fair value of held-for-sale loans	4,380	—
Changes in operating assets and liabilities	(5,086)	2,802
Net cash provided by operating activities	764,548	727,581

Investing Activities:
Loans and investments funded, originated and purchased, net	(4,661,893)	(2,814,170)
Payoffs and paydowns of loans and investments	1,686,546	773,163
Proceeds from sale of loans and investments	102,228	110,000
Deferred fees	39,514	20,141
Contributions to equity affiliates	(15,003)	(21,074)
Distributions from equity affiliates	16,144	17,181
Purchase of securities held-to-maturity, net	(27,598)	(23,747)
Payoffs and paydowns of securities held-to-maturity	9,083	5,487
Due to borrowers and reserves	9,364	(80,986)
Net cash used in investing activities	(2,841,615)	(2,014,005)

Financing activities:
Proceeds from credit and repurchase facilities	6,120,513	6,393,023
Paydowns and payoffs of credit and repurchase facilities	(6,052,818)	(6,610,333)
Proceeds from issuance of collateralized loan obligations	2,525,624	1,329,887
Payoffs and paydowns of collateralized loan obligations	(441,000)	(356,150)
Proceeds from issuance of common stock	268,243	328,014
Proceeds from issuance of preferred stock	77,392	222,463
Proceeds from issuance of senior unsecured notes	—	175,000
Redemption of preferred stock	—	(89,296)
Redemption of operating partnership units	(546)	(21,110)
Payments of withholding taxes on net settlement of vested stock	(5,575)	(5,955)
Repurchase of common stock	—	(23,460)
Distributions to stockholders	(151,099)	(107,317)
Payment of deferred financing costs	(24,994)	(20,592)
Net cash provided by financing activities	2,315,740	1,214,174
Net increase (decrease) in cash, cash equivalents and restricted cash	238,673	(72,250)
Cash, cash equivalents and restricted cash at beginning of period	891,270	536,998
Cash, cash equivalents and restricted cash at end of period	$1,129,943	$464,748

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$404,580	$339,528
Restricted cash at beginning of period	486,690	197,470
Cash, cash equivalents and restricted cash at beginning of period	$891,270	$536,998

Cash and cash equivalents at end of period	$341,991	$215,658
Restricted cash at end of period	787,952	249,090
Cash, cash equivalents and restricted cash at end of period	$1,129,943	$464,748

Supplemental cash flow information:
Cash used to pay interest	$164,402	$75,568
Cash used to pay taxes	20,733	25,739

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	$7,010	$1,181
Cummulative-effect adjustment (Note 2)	2,447	—
Loans transferred from loans and investment, net to loans held-for-sale	—	65,204

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Since early 2020, there has been a global outbreak of COVID-19, which had forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions have created significant disruptions in global supply chains, and adversely impacted many industries. COVID-19 has had, and may continue to have, a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, both globally and to our business, remain unclear, making any estimate or assumption as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Upon adoption of this guidance, convertible debt proceeds will no longer be allocated between debt and equity components, reducing the unamortized debt discount and lowering interest expense. This guidance also changes the method used to calculate diluted earnings per share when an instrument may be settled in cash or shares, if the effect is dilutive.

First quarter of 2022

We adopted this guidance on January 1, 2022 using the modified retrospective method of transition. Upon adoption, we reclassified the remaining equity component from equity to our convertible senior unsecured notes liability and ceased amortization of the debt discount through interest expense. Additionally, this guidance and the adoption method chosen requires the use of the if-converted method for the diluted net income per share calculation for our convertible instruments on a retrospective basis, regardless of our settlement intent. The adoption of this guidance resulted in a $2.5 million increase to the carrying value of our convertible debt, an $8.7 million decrease to our additional paid-in capital and a $5.6 million increase to our retained earnings at January 1, 2022. Additionally, the adoption of this guidance has reduced our diluted earnings per share for the three and six months ended June 30, 2022 by $0.02 per share, mainly due to the dilutive affect of 15.1 million shares from the assumption that we will redeem the principal balance with common stock.

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

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	June 30, 2022	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$14,668,418	98%	674	5.47%	23.6	0%	76%
Mezzanine loans	181,019	1%	36	7.63%	64.2	41%	79%
Preferred equity investments	148,254	1%	9	5.48%	34.7	58%	87%
Other loans (5)	36,120	<1%	3	6.12%	38.7	0%	67%
	15,033,811	100%	722	5.49%	24.2	1%	76%
Allowance for credit losses	(121,331)
Unearned revenue	(80,178)
Loans and investments, net	$14,832,302

	December 31, 2021
Bridge loans (4)	$11,750,710	97%	528	4.19%	23.8	0%	76%
Mezzanine loans	223,378	2%	39	7.32%	56.3	34%	84%
Preferred equity investments	155,513	1%	11	5.57%	38.0	58%	87%
Other loans (5)	29,394	<1%	2	4.63%	48.1	0%	67%
	12,158,995	100%	580	4.26%	24.6	1%	76%
Allowance for credit losses	(113,241)
Unearned revenue	(64,706)
Loans and investments, net	$11,981,048
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	At June 30, 2022 and December 31, 2021, bridge loans included 181 and 120, respectively, of SFR loans with a total gross loan commitment of $1.11 billion and $804.6 million, respectively, of which $653.8 million and $408.2 million, respectively, was funded.
(5)	At June 30, 2022 and December 31, 2021, other loans included 3 and 2, respectively, variable rate SFR permanent loans.

Concentration of Credit Risk

We are subject to concentration risk in that, at June 30, 2022, the UPB related to 39 loans with five different borrowers represented 11% of total assets. At December 31, 2021, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both the six months ended June 30, 2022 and the year ended December 31, 2021, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at June 30, 2022 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2022	2021	2020	2019	2018	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$1,181,993	$2,106,750	$86,978	$—	$—	$20,300	$3,396,021
Pass/Watch	2,288,500	3,644,880	643,991	169,310	51,450	32,850	6,830,981
Special Mention	798,856	2,182,343	288,038	296,970	64,200	8,250	3,638,657
Substandard	—	7,400	20,400	40,325	—	—	68,125
Total Multifamily	$4,269,349	$7,941,373	$1,039,407	$506,605	$115,650	$61,400	$13,933,784	1%	77%
Single-Family Rental:						Percentage of portfolio	93%
Pass	$5,995	$36,882	$13,333	$—	$—	$—	$56,210
Pass/Watch	207,171	225,418	4,979	18,664	—	—	456,232
Special Mention	1,459	68,046	107,986	—	—	—	177,491
Total Single-Family Rental	$214,625	$330,346	$126,298	$18,664	$—	$—	$689,933	0%	65%
Land:						Percentage of portfolio	5%
Special Mention	$—	$—	$8,100	$—	$—	$—	$8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$8,100	$—	$—	$127,928	$136,028	0%	97%
Office:						Percentage of portfolio	1%
Special Mention	$—	$—	$35,410	$—	$43,654	$—	$79,064
Total Office	$—	$—	$35,410	$—	$43,654	$—	$79,064	0%	87%
Healthcare:						Percentage of portfolio	1%
Pass/Watch	$—	$—	$—	$14,558	$—	$—	$14,558
Special Mention	—	—	—	51,069	—	—	51,069
Total Healthcare	$—	$—	$—	$65,627	$—	$—	$65,627	0%	77%
Student Housing:						Percentage of portfolio	< 1%
Pass	$—	$25,700	$—	$—	$—	$—	$25,700
Substandard	—	—	21,500	—	—	—	21,500
Total Student Housing	$—	$25,700	$21,500	$—	$—	$—	$47,200	34%	76%
Hotel:						Percentage of portfolio	< 1%
Pass/Watch	$—	$—	$—	$40,850	$—	$—	$40,850
Total Hotel	$—	$—	$—	$40,850	$—	$—	$40,850	0%	69%
Retail:						Percentage of portfolio	< 1%
Pass	$—	$—	$—	$4,000	$—	$—	$4,000
Special Mention	—	—	—	—	18,600	—	18,600
Substandard	—	—	—	—	—	3,445	3,445
Total Retail	$—	$—	$—	$4,000	$18,600	$3,445	$26,045	12%	71%
Other:						Percentage of portfolio	< 1%
Special Mention	$—	$—	$—	$—	$—	$13,580	$13,580
Doubtful	—	—	—	—	—	1,700	1,700
Total Other	$—	$—	$—	$—	$—	$15,280	$15,280	7%	51%
						Percentage of portfolio	< 1%
Grand Total	$4,483,974	$8,297,419	$1,230,715	$635,746	$177,904	$208,053	$15,033,811	1%	76%

Geographic Concentration Risk

As of June 30, 2022, underlying properties in Texas and Florida represented 20% and 13%, respectively, of the outstanding balance of our loan and investment portfolio. As of December 31, 2021, underlying properties in Texas and Florida represented 19% and 12%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2022
	Land	Multifamily	Office	Retail	Student Housing	Hotel	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$77,940	$22,084	$8,085	$5,819	$324	$4	$5	$2,121	$116,382
Provision for credit losses (net of recoveries)	(22)	5,874	(1,054)	—	(163)	12	(2)	304	4,949
Ending balance	$77,918	$27,958	$7,031	$5,819	$161	$16	$3	$2,425	$121,331

	Three Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$78,096	$30,029	$8,051	$13,848	$3,498	$7,754	$3,872	$2,152	$147,300
Provision for credit losses (net of recoveries)	(39)	131	(229)	(29)	(1,133)	(7,529)	(6)	(19)	(8,853)
Ending balance	$78,057	$30,160	$7,822	$13,819	$2,365	$225	$3,866	$2,133	$138,447

	Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241
Provision for credit losses (net of recoveries)	(52)	9,251	(1,042)	—	(475)	8	(5)	405	8,090
Ending balance	$77,918	$27,958	$7,031	$5,819	$161	$16	$3	$2,425	$121,331

	Six Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$1,846	$13,861	$4,078	$7,759	$3,880	$2,287	$148,329
Provision for credit losses (net of recoveries)	(93)	(6,308)	5,976	(42)	(1,713)	(7,534)	(14)	(154)	(9,882)
Ending balance	$78,057	$30,160	$7,822	$13,819	$2,365	$225	$3,866	$2,133	$138,447

During the three and six months ended June 30, 2022, we recorded a $4.9 million and a $8.1 million provision for credit losses, which was net of a $1.5 million loan loss recovery for a loan that paid off during the second quarter of 2022. The increase in the provision for credit losses during the three and six months ended June 30, 2022 was primarily attributable to an increase in our loans and investments balance as a result of portfolio growth and the impact of rising interest rates and economic forecasts. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and rising inflation, partially offset by increasing property values and other market factors, including continued optimism in the COVID-19 pandemic.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. As of June 30, 2022 and December 31, 2021, we had outstanding unfunded commitments of $1.22 billion and $975.2 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2022 and December 31, 2021, accrued interest receivable related to our loans totaling $76.8 million and $58.3 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	June 30, 2022
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%

	December 31, 2021
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,291	5,817	14%	77%
Office	1,980	1,980	1,500	0%	51%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,940	$148,839	$86,886	3%	95%
(1)	Represents the UPB of seven and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2022 and December 31, 2021, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss as of June 30, 2022 and December 31, 2021.

At June 30, 2022, four loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $5.1 million, were classified as non-performing and, at December 31, 2021, three loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $2.6 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2022			December 31, 2021
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$21,500	$—	$21,500	$21,500	$—	$21,500
Retail	3,445	—	3,445	920	—	920
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$26,645	$—	$26,645	$24,120	$—	$24,120

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, we have six loans with a carrying value totaling $121.4 million at June 30, 2022, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2022 and December 31, 2021, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

At both June 30, 2022 and December 31, 2021, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and six months ended June 30, 2022 and 2021, there was no interest income recognized on nonaccrual loans.

During the second quarter of 2022, we sold a bridge loan and mezzanine loans totaling $110.5 million, that were collateralized by a land development project, at a discount for $102.2 million. In connection with this transaction, we released $66.3 million of capital to be used for future investments and recorded a $9.2 million loss (including fees and expenses), which is included in other income, net on the consolidated statements of income. Additionally, we have the potential to recover up to $2.8 million depending on the future performance of the loan.

In July 2022, we sold four bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs. During the second quarter of 2022, we recorded a $2.0 million unrealized impairment loss associated with these loans which was included in other income, net on the consolidated statements of income.

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

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing’s and/or extensions during the six months ended June 30, 2022 and 2021 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At June 30, 2022 and December 31, 2021, we had total interest reserves of $112.7 million and $87.4 million, respectively, on 424 loans and 328 loans, respectively, with an aggregate UPB of $7.36 billion and $5.75 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our Private Label loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Fannie Mae	$272,405	$392,876
Private Label	106,002	507,918
Freddie Mac	97,767	112,561
SFR - Fixed Rate	35,109	9,352
FHA	7,835	54,532
	519,118	1,077,239
Fair value of future MSR	7,431	19,318
Unrealized impairment loss	(4,380)	—
Unearned discount	(3,234)	(2,948)
Loans held-for-sale, net	$518,935	$1,093,609

During the three and six months ended June 30, 2022, we sold $1.03 billion and $2.62 billion of loans held-for-sale, respectively, and $1.48 billion and $3.32 billion during the three and six months ended June 30, 2021, respectively. Included in the total loans sold during 2022 and 2021 were Private Label loans totaling $489.3 million and $449.9 million, respectively, which were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in the 2022 and 2021 securitizations totaling $43.4 million and $38.2 million, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

During the three months ended June 30, 2022, we determined that the fair value of certain loans held-for-sale were below their carrying values and, based on the fair value analysis performed, we recorded an unrealized impairment loss of $4.1 million. The unrealized impairment loss was included in other income, net on the consolidated statements of income.

At June 30, 2022 and December 31, 2021, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.9 years and 8.5 years at June 30, 2022 and December 31, 2021, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$398,061	$23,975	$422,036	$395,573	$27,161	$422,734
Additions	17,123	—	17,123	44,095	—	44,095
Amortization	(13,066)	(1,713)	(14,779)	(25,993)	(3,757)	(29,750)
Write-downs and payoffs	(10,721)	(2,125)	(12,846)	(22,278)	(3,267)	(25,545)
Ending balance	$391,397	$20,137	$411,534	$391,397	$20,137	$411,534

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Beginning balance	$367,428	$39,552	$406,980	$336,466	$43,508	$379,974
Additions	31,971	—	31,971	77,009	—	77,009
Amortization	(11,796)	(2,871)	(14,667)	(22,875)	(5,996)	(28,871)
Write-downs and payoffs	(4,540)	(1,091)	(5,631)	(7,537)	(1,922)	(9,459)
Ending balance	$383,063	$35,590	$418,653	$383,063	$35,590	$418,653

We collected prepayment fees totaling $15.2 million and $31.4 million during the three and six months ended June 30, 2022, respectively, and $4.2 million and $6.9 million during the three and six months ended June 30, 2021, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. As of June 30, 2022 and December 31, 2021, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of June 30, 2022 is as follows (in thousands):

Year	Amortization
2022 (six months ending 12/31/2022)	$29,451
2023	57,065
2024	55,210
2025	52,744
2026	49,089
2027	43,518
Thereafter	124,457
Total	$411,534

Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2022
Product Concentrations			Geographic Concentrations
				UPB
Product	UPB (1)	% of Total	State	% of Total
Fannie Mae	$18,600,196	69%	Texas	12%
Freddie Mac	4,805,068	18%	New York	12%
Private Label	2,061,813	8%	California	8%
FHA	1,076,237	4%	North Carolina	8%
SFR - Fixed Rate	226,568	1%	Georgia	6%
Total	$26,769,882	100%	New Jersey	6%
			Florida	5%
			Other (2)	43%
			Total	100%

December 31, 2021
Fannie Mae	$19,127,397	71%	Texas	12%
Freddie Mac	4,943,905	18%	New York	11%
Private Label	1,711,326	6%	North Carolina	9%
FHA	985,063	4%	California	8%
SFR - Fixed Rate	191,698	1%	Georgia	6%
Total	$26,959,389	100%	Florida	6%
			New Jersey	6%
			Other (2)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

At June 30, 2022 and December 31, 2021, our weighted average servicing fee was 43.6 basis points and 44.9 basis points, respectively. At June 30, 2022 and December 31, 2021, we held total escrow balances of $2.21 billion and $1.99 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $646.5 million and $682.5 million at June 30, 2022 and December 31, 2021, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $1.7 million and $2.6 million during the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.2 million during the three and six months ended June 30, 2021, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. As of June 30, 2022, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 8.0 years. The weighted average effective interest rate was 8.85% and 9.11% at June 30, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $6.8 million is estimated to mature after one year through five years and $186.0 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. As of June 30, 2022, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party at par. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.2 years. The weighted average effective interest rate was 12.07% and 11.32% at June 30, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $8.2 million is estimated to mature within one year, $21.3 million is estimated to mature after one year through five years, $0.8 million is estimated to mature after five years through ten years and $17.2 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain (Loss)	Fair Value	Credit Losses
June 30, 2022
APL certificates	$192,791	$122,222	$(3,308)	$118,914	$1,756
B Piece bonds	47,499	37,464	2,338	39,802	266
Total	$240,290	$159,686	$(970)	$158,716	$2,022
December 31, 2021
APL certificates	$149,368	$92,869	$5,007	$97,876	$1,422
B Piece bonds	61,360	47,615	4,420	52,035	331
Total	$210,728	$140,484	$9,427	$149,911	$1,753

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2022
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,812	$231	$2,043
Provision for credit loss expense/(reversal)	(56)	35	(21)
Ending balance	$1,756	$266	$2,022

	Six Months Ended June 30, 2022
Beginning balance	$1,422	$331	$1,753
Provision for credit loss expense/(reversal)	334	(65)	269
Ending balance	$1,756	$266	$2,022

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. As of June 30, 2022, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recorded interest income (including the amortization of discount) related to these investments of $5.1 million and $10.3 million during the three and six months ended June 30, 2022, respectively, and $3.1 million and $6.0 million during the three and six months ended June 30, 2021, respectively.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	June 30, 2022	December 31, 2021	June 30, 2022
Arbor Residential Investor LLC	$56,916	$65,756	$—
AMAC Holdings III LLC	17,243	13,772	—
Fifth Wall Ventures	11,465	5,409	—
North Vermont Avenue	2,461	2,419	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	—	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$90,855	$89,676	$1,688

Arbor Residential Investor LLC (“ARI”). During the three and six months ended June 30, 2022, we recorded income of $1.1 million and $6.1 million, respectively, and during the three and six months ended June 30, 2021, we recorded income of $4.8 million and $27.3 million, respectively, to income from equity affiliates in our consolidated statements of income. During the three and six months ended June 30, 2022, we also received cash distributions totaling $7.5 million and $15.0 million, respectively, and during the three and six months ended June 30, 2021, we received cash distributions totaling $5.6 million and $18.7 million from this investment, respectively, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% as of June 30, 2022.

AMAC Holdings III LLC (“AMAC III”). We funded an additional $4.9 million during 2022. During the three and six months ended June 30, 2022, we recorded a loss associated with this investment of $0.6 million and $1.1 million, respectively.

Fifth Wall Ventures (“Fifth Wall”). We funded an additional $6.9 million during 2022. In addition, during the three months ended June 30, 2022, we received a distribution from this investment of $0.9 million, which was classified as a return of capital.

Docsumo Pte. Ltd. (“Docsumo”). During 2022, we invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence.

Lexford Portfolio. During the three months ended June 30, 2022, we received distributions of $6.0 million from this equity investment, which was recognized as income from equity affiliates.

Equity Participation Interest. During the first quarter of 2022, we received $2.6 million from an equity participation interest on a property that was sold and which we had a preferred equity loan that previously paid-off.

See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				June 30, 2022			December 31, 2021
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$2.5B joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	$1,883,227	$2,381,351	4.16%	$1,486,380	$1,877,930
$1B repurchase facility (2)	Mar. 2023	N/A	V	724,010	997,641	3.78%	675,415	937,880
$500M repurchase facility	(3)	N/A	V	—	—	—	—	—
$450M repurchase facility	Mar. 2023	Mar. 2026	V	374,675	487,156	3.64%	397,272	511,269
$450M repurchase facility	Oct. 2023	Oct. 2024	V	280,199	367,285	3.55%	293,700	385,337
$399M repurchase facility (2) (4)	Dec. 2022	N/A	V	362,629	487,685	3.80%	241,450	289,956
$225M credit facility	Oct. 2023	Oct. 2024	V	56,637	87,537	4.08%	27,826	42,270
$200M repurchase facility	Mar. 2024	Mar. 2025	V	7,011	18,153	4.11%	—	—
$200M repurchase facility	Jan. 2024	Jan. 2025	V	179,374	225,538	3.55%	—	—
$200M credit facility	July 2023	N/A	V	64,361	81,577	3.16%	177,406	236,538
$97.4M loan specific credit facilities	May 2023 to Oct. 2024	N/A	V/F	97,306	137,700	4.07%	153,727	214,300
$50M credit facility (5)	July 2022	N/A	V	29,200	36,500	3.84%	29,194	36,500
$35M working capital facility	Apr. 2023	N/A	V	—	—	—	—	—
$25M credit facility	Oct. 2022	N/A	V	6,131	7,745	4.35	1,235	1,900
$25M credit facility	Oct. 2022	Oct. 2023	V	3,192	3,902	4.09%	10,218	14,773
$1M master security agreement	Dec. 2022	N/A	F	321	—	4.01%	635	—
Repurchase facility - securities (2)	N/A	N/A	V	25,634	—	4.39%	30,849	—
Structured Business total				$4,093,907	$5,319,770	3.93%	$3,525,307	$4,548,653

Agency Business
$750M ASAP agreement	N/A	N/A	V	$108,220	$108,877	2.23%	$182,130	$182,140
$500M joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	77,572	100,348	2.80%	395,317	475,360
$500M repurchase facility	Nov. 2022	N/A	V	197,249	197,293	3.16%	236,429	236,527
$200M credit facility	Mar. 2023	N/A	V	56,228	56,376	2.96%	115,304	115,351
$150M credit facility	July 2023	N/A	V	14,396	14,396	2.96%	16,544	16,657
$50M credit facility	Sept. 2022	N/A	V	1,065	1,065	3.09%	9,295	9,295
$1M repurchase facility (2) (4)	Dec. 2022	N/A	V	823	953	3.87%	1,253	1,477
Agency Business total				$455,553	$479,308	2.85%	$956,272	$1,036,807
Consolidated total				$4,549,460	$5,799,078	3.82%	$4,481,579	$5,585,460

V = Variable Note Rate; F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at June 30, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $8.7 million and $7.7 million, respectively. The debt carrying value for the Agency Business at June 30, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $3.2 million and $4.4 million, respectively.
(2)	These facilities are subject to margin call provisions associated with changes in interest spreads. At June 30, 2022 and December 31, 2021, the repurchase facility - securities were collateralized by B Piece bonds with a carrying value of $37.5 million and $47.6 million, respectively.
(3)	The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(4)	A portion of this facility was used to finance a $1.0 million fixed rate SFR permanent loan reported through our Agency Business.
(5)	We are currently in negotiations with this lender to extend the facility.

During the first half of 2022, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings generally remain at a LIBOR-based interest rate.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Joint Repurchase Facility. We amended this facility twice in the second quarter of 2022. The facility size was increased from $2.50 billion to $3.00 billion, is shared between the Structured Business and the Agency Business and is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans and has a $150.0 million over advance available that bears interest at a rate of the applicable benchmark plus 7.00%. The over advance is available through March 2023 and is being amortized on a monthly basis through its expiration. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

Structured Business

At June 30, 2022 and December 31, 2021, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 4.24% and 2.51%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the master security agreement used to finance leasehold and capital expenditure improvements at our corporate office, was 77% at both June 30, 2022 and December 31, 2021.

In June 2022, we entered into a $500.0 million repurchase facility that has an interest rate of SOFR plus 2.76% and a maximum advance rate of 82.5%.

In April 2022, we amended our $325.0 million repurchase facility to increase the facility size to $450.0 million, extend the maturity to October 2023 and amend the interest rate for new loans after December 31, 2021 to daily SOFR or term SOFR at our election at loan inception.

In April 2022, we amended our $30.0 million working capital facility to increase the facility size to $35.0 million, extend the maturity to April 2023 and amend the interest rate from a LIBOR-based rate to SOFR plus 3.00%.

In March 2022, we entered into a $200.0 million repurchase facility that matures in March 2024, with a one year extension option. This facility has an interest rate of SOFR plus 2.55% and an advance rate equal to the lessor of: (1) 75% of the principal balance; (2) 60% of the project cost; or (3) 60% of the underlying property value.

In January 2022, we entered into a $150.0 million repurchase facility to finance bridge and construction loans that matures in January 2024, with a one year extension option. This facility has interest rates of SOFR plus 1.75% to 3.50% depending on the type of loan financed with a SOFR floor determined on a loan by loan basis and a maximum advance rate of 80%. In March 2022, we increased the facility by $50.0 million to $200.0 million.

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
June 30, 2022	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 19	$872,812	$865,734	3.91%	$949,974	$944,124	$60,448
CLO 18	1,652,812	1,644,623	3.35%	1,945,841	1,935,490	—
CLO 17	1,714,125	1,706,612	3.52%	1,950,220	1,941,438	70,750
CLO 16	1,237,500	1,230,942	3.14%	1,357,413	1,351,490	93,500
CLO 15	674,412	670,616	3.20%	744,694	741,567	59,061
CLO 14	655,475	651,772	3.16%	729,933	727,220	30,077
CLO 13	668,000	665,612	3.25%	714,062	712,425	67,552
CLO 12	534,193	532,584	3.33%	523,068	521,893	102,943
Total CLOs	$8,009,329	$7,968,495	3.38%	$8,915,205	$8,875,647	$484,331

December 31, 2021
CLO 17	$1,714,125	$1,705,549	1.81%	$1,914,280	$1,903,997	$118,520
CLO 16	1,237,500	1,230,093	1.44%	1,444,573	1,436,743	—
CLO 15	674,412	669,723	1.49%	785,761	782,682	15,750
CLO 14	655,475	650,947	1.45%	717,396	715,154	53,342
CLO 13	668,000	665,006	1.54%	740,369	738,265	48,543
CLO 12	534,193	531,939	1.62%	557,249	555,974	35,635
CLO 10	441,000	439,553	1.57%	485,460	483,995	57,706
Total CLOs	$5,924,705	$5,892,810	1.59%	$6,645,088	$6,616,810	$329,496
(1)	Debt carrying value is net of $40.8 million and $31.9 million of deferred financing fees at June 30, 2022 and December 31, 2021, respectively.
(2)	At June 30, 2022 and December 31, 2021, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 3.59% and 1.86%, respectively.
(3)	At June 30, 2022 and December 31, 2021, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $283.1 million and $133.7 million at June 30, 2022 and December 31, 2021, respectively.

CLO 19. In May 2022, we completed CLO 19, issuing nine tranches of CLO notes through a wholly-owned subsidiary totaling $1.05 billion. Of the total CLO notes issued, $872.8 million were investment grade notes issued to third-party investors and $177.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $976.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $73.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.05 billion, representing leverage of 83%. The notes sold to third parties had an initial weighted average interest rate of 2.36% plus term SOFR and interest payments on the notes are payable monthly.

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

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			June 30, 2022			December 31, 2021
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
5.00% Notes (3)	Dec. 2021	Dec. 2028	$180,000	$177,238	5.00%	$180,000	$177,105	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	266,509	4.50%	270,000	266,090	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,605	5.00%	175,000	172,302	5.00%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,407	8.00%	70,750	70,202	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,718	4.50%	275,000	272,477	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,190	4.75%	110,000	109,018	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,321	5.75%	90,000	89,135	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	124,510	5.63%	125,000	124,216	5.63%
			$1,295,750	$1,282,498	5.05%	$1,295,750	$1,280,545	5.05%
(1)	At June 30, 2022 and December 31, 2021, the carrying value is net of deferred financing fees of $13.3 million and $15.2 million, respectively.
(2)	At both June 30, 2022 and December 31, 2021, the aggregate weighted average note rate, including certain fees and costs, was 5.34%.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Senior Unsecured Notes

In 2019, we issued $264.0 million in aggregate principal amount of 4.75% convertible senior notes (the “4.75% Convertible Notes”) through a private placement offering. The 4.75% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in November 2022, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 56.1695 shares of common stock per $1,000 of principal representing a conversion price of $17.80 per share of common stock. We received proceeds of $256.5 million, net of the underwriter’s discount and fees, which was being amortized through interest expense until the adoption of ASU 2020-06 on January 1, 2022. At June 30, 2022, the 4.75% Convertible Notes had a conversion rate of 57.3503 shares of common stock per $1,000 of principal, which represented a conversion price of $17.44 per share of common stock.

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

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
June 30, 2022	$264,000	$—	$874	$263,126	$—

December 31, 2021	$264,000	$2,520	$2,095	$259,385	$8,684

During the three months ended June 30, 2022, we incurred interest expense on the notes totaling $3.8 million, of which $3.1 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2022, we incurred interest expense on the notes totaling $7.6 million, of which $6.3 million and $1.3 million related to the cash coupon and deferred financing fees, respectively. During the three months ended June 30, 2021, we incurred interest expense on the notes totaling $4.8 million, of which $3.3 million, $0.8 million and $0.7 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the six months ended June 30, 2021, we incurred total interest expense on the notes of $9.6 million, of which $6.6 million, $1.6 million and $1.4 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 5.73% and 6.71% at June 30, 2022 and December 31, 2021, respectively, or 5.73% at December 31, 2021 excluding the amortization of the debt discount (which ceased on January 1, 2022 with the adoption of ASU 2020-06).

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.8 million and $142.4 million at June 30, 2022 and December 31, 2021, respectively, which is net of a deferred amount of $9.9 million and $10.2 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.6 million and $1.7 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 5.13% and 3.03% at June 30, 2022 and December 31, 2021, respectively. Including certain fees and costs, the weighted average note rate was 5.21% and 3.12% at June 30, 2022 and December 31, 2021, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2022.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of June 30, 2022, as well as on the most recent determination dates in July 2022. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in July 2022 are as follows:

Cash Flow Triggers	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	253.59%	234.87%	226.47%	226.54%	216.65%	186.01%	217.98%	132.93%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
July 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	—
January 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	—	—
October 2021	118.87%	119.76%	119.76%	120.85%	121.21%	—	—	—
July 2021	118.87%	119.76%	119.76%	120.85%	—	—	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$55,172	$65,893	$56,064	$64,303
Provisions for loss sharing	114	716	247	2,464
Provisions reversal for loan repayments	(2,063)	(167)	(2,858)	(263)
Charge – offs, net	(170)	(797)	(400)	(859)
Ending balance	$53,053	$65,645	$53,053	$65,645

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2022 and 2021, guarantee obligations of $34.3 million and $34.5 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2022 and December 31, 2021, we had outstanding advances of $0.4 million and less than $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At June 30, 2022 and December 31, 2021, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $18.7 million and $21.7 million, respectively, and represented 0.10% and 0.11%, respectively, of our Fannie Mae servicing portfolio. During the three and six months ended June 30, 2022, we recorded a $2.1 million and a $2.9 million, respectively, decrease in CECL reserves, which included a $1.2 million recovery for a loan that paid off during the second quarter of 2022.

At June 30, 2022 and December 31, 2021, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.47 billion and $3.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2022, we recorded net gains of $5.0 million and $2.4 million, respectively, from changes in the fair value of these derivatives and $17.6 million and $32.9 million, respectively, of income from MSRs. During the three and six months ended June 30,2021, we recorded net gains of $9.9 million and $1.2 million, respectively, from changes in the fair value of these derivatives and $26.3 million and $63.2 million, respectively, of income from MSRs. The gains and losses are recorded in gain (loss) on derivative instruments, net. See Note 12 for details.

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

During the three months ended June 30, 2022, we recorded realized gains and unrealized losses of $5.7 million and $2.0 million, respectively, to our Agency Business related to our Swaps. During the six months ended June 30, 2022, we recorded realized gains and unrealized losses of $23.6 million and less than $0.1 million, respectively, to our Agency Business related to our Swaps. During the three months ended June 30, 2021, we recorded realized and unrealized losses of $9.4 million and $3.0 million, respectively, to our Agency Business related to our Swap Futures. During the six months ended June 30, 2021, we recorded realized and unrealized losses of $6.5 million and $0.4 million, respectively, to our Agency Business related to our Swap Futures. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	June 30, 2022
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate lock commitments	7	$62,971	Other assets/other liabilities	$1,035	$(1,091)
Forward sale commitments	42	440,979	Other assets/other liabilities	3,933	(504)
Swaps	1,017	101,700		—	—
		$605,650		$4,968	$(1,595)

	December 31, 2021
Rate lock commitments	2	$11,250	Other assets/other liabilities	$295	$(33)
Forward sale commitments	55	571,220	Other assets/other liabilities	1,370	(1,449)
Swaps	3,882	388,200		—	—
		$970,670		$1,665	$(1,482)

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2022			December 31, 2021
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$15,033,811	$14,832,302	$15,027,449	$12,158,995	$11,981,048	$12,181,194
Loans held-for-sale, net	519,118	518,935	527,296	1,077,239	1,093,609	1,117,085
Capitalized mortgage servicing rights, net	n/a	411,534	491,853	n/a	422,734	477,323
Securities held-to-maturity, net	240,290	159,686	158,716	210,728	140,484	149,911
Derivative financial instruments	419,571	4,968	4,968	280,654	1,665	1,665

Financial liabilities:
Credit and repurchase facilities	$4,561,393	$4,549,460	$4,548,205	$4,493,699	$4,481,579	$4,484,107
Collateralized loan obligations	8,009,329	7,968,495	7,731,113	5,924,705	5,892,810	5,914,453
Senior unsecured notes	1,295,750	1,282,498	1,179,563	1,295,750	1,280,545	1,301,708
Convertible senior unsecured notes, net	264,000	263,126	262,350	264,000	259,385	294,690
Junior subordinated notes	154,336	142,758	102,839	154,336	142,382	101,698
Derivative financial instruments	84,379	1,595	1,595	301,816	1,482	1,482

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels as of June 30, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$4,968	$4,968	$—	$3,933	$1,035

Financial liabilities:
Derivative financial instruments	$1,595	$1,595	$—	$1,595	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels as of June 30, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$61,745	$61,745	$—	$—	$61,745
Loans held-for-sale (2)	101,622	101,622	—	101,622	—
	$163,367	$163,367	$—	$101,622	$61,745
(1)	We had an allowance for credit losses of $85.4 million relating to seven impaired loans with an aggregate carrying value, before loan loss reserves, of $147.1 million at June 30, 2022.
(2)	We recorded an impairment loss of $4.1 million related to five impaired loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $106.0 million.

Loan impairment assessments. Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for credit losses, when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information, it is probable that all amounts due for both principal and interest will not be collected according to the contractual terms of the loan agreement. We evaluate our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance, and corresponding charge to the provision for credit losses, or an impairment loss. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.

Loans held-for-sale are generally transferred and sold within 60-180 days of loan origination and are reported at lower of cost or market. We consider a loan classified as held-for-sale impaired if, based on current information, it is probable that we will sell the loan below par, or not be able to collect all principal and interest in accordance with the contractual terms of the loan agreement. These loans are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

Quantitative information about Level 3 fair value measurements at June 30, 2022 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,745	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	1,035	Discounted cash flows	W/A discount rate	12.26%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	for the Three Months Ended June 30,		for the Six Months Ended June 30,
	2022	2021	2022	2021
Derivative assets and liabilities, net
Beginning balance	$1,355	$1,439	$295	$1,967
Settlements	(17,254)	(23,045)	(30,937)	(58,074)
Realized gains recorded in earnings	15,899	21,606	30,642	56,107
Unrealized gains recorded in earnings	1,035	124	1,035	124
Ending balance	$1,035	$124	$1,035	$124

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

				Unrealized
	Notional/	Fair Value of	Interest Rate	Impairemnt	Total Fair Value
June 30, 2022	Principal Amount	Servicing Rights	Movement Effect	Loss	Adjustment
Rate lock commitments	$62,971	$1,035	$515	$—	$1,550
Forward sale commitments	440,979	—	(515)	—	(515)
Loans held-for-sale, net (1)	519,118	7,431	—	(4,380)	3,051
Total		$8,466	$—	$(4,380)	$4,086
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels as of June 30, 2022 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$14,832,302	$15,027,449	$—	$—	$15,027,449
Loans held-for-sale, net	518,935	527,296	—	519,865	7,431
Capitalized mortgage servicing rights, net	411,534	491,853	—	—	491,853
Securities held-to-maturity, net	159,686	158,716	—	—	158,716

Financial liabilities:
Credit and repurchase facilities	$4,549,460	$4,548,205	$—	$455,553	$4,092,652
Collateralized loan obligations	7,968,495	7,731,113	—	—	7,731,113
Senior unsecured notes	1,282,498	1,179,563	1,179,563	—	—
Convertible senior unsecured notes, net	263,126	262,350	—	262,350	—
Junior subordinated notes	142,758	102,839	—	—	102,839

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

As of June 30, 2022, we were required to maintain at least $18.2 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. As of June 30, 2022, we met the restricted liquidity requirement with a $45.0 million letter of credit and $18.9 million of cash collateral.

As of June 30, 2022, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. As of June 30, 2022, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. As of June 30, 2022, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2022 (six months ending December 31, 2022)	$1,577,515	$4,204	$1,581,719
2023	2,404,359	8,468	2,412,827
2024	3,585,363	8,214	3,593,577
2025	1,638,303	8,268	1,646,571
2026	4,120,591	8,292	4,128,883
2027	598,707	6,841	605,548
Thereafter	359,970	23,373	383,343
Total	$14,284,808	$67,660	$14,352,468

During both the three months ended June 30, 2022 and 2021, we recorded lease expense of $2.4 million, and during both the six months ended June 30, 2022 and 2021, we recorded lease expense of $4.7 million.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.22 billion at June 30, 2022 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Restricted cash	$767,432	$466,523
Loans and investments, net	8,875,647	6,616,809
Other assets	71,297	61,474
Total assets	$9,714,376	$7,144,806

Liabilities:
Collateralized loan obligations	$7,968,495	$5,892,810
Other liabilities	17,755	9,813
Total liabilities	$7,986,250	$5,902,623

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 9 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 30 VIEs in which we have a variable interest at June 30, 2022 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at June 30, 2022 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$473,161
APL certificates	123,978
B Piece bonds	37,730
Equity investments	24,073
Agency interest only strips	339
Total	$659,281
(1)	Represents the carrying amount of loans and investments before reserves. At June 30, 2022, $127.9 million of loans to VIEs had corresponding specific loan loss reserves of $77.9 million. The maximum loss exposure as of June 30, 2022 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.43 billion at June 30, 2022.

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

Common Stock. During the six months ended June 30, 2022, we sold 8,980,100 shares of our common stock for net proceeds of $144.4 million through an “At-The-Market” equity offering sales agreement.

In March 2022, we completed a public offering of 7,475,000 shares of our common stock (including the full exercise of the overallotment) for $16.57 per share and received net proceeds of $123.7 million after deducting the underwriter’s discount and other offering expenses.

The proceeds from the offerings above were used to make investments related to our business and for general corporate purposes.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2022, there were 16,293,589 OP Units outstanding, which represented 8.8% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2022 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 16, 2022	$0.37	January 3, 2022	$0.3984375	$0.390625	$0.46875
May 4, 2022	$0.38	April 1, 2022	$0.3984375	$0.390625	$0.390625

Common Stock – On July 27, 2022, the Board of Directors declared a cash dividend of $0.39 per share of common stock. The dividend is payable on August 31, 2022 to common stockholders of record as of the close of business on August 15, 2022.

Preferred Stock – On July 1, 2022, the Board of Directors declared cash dividends of $0.3984375 per share of Series D preferred stock and $0.390625 per share of both Series E and Series F preferred stock. These amounts reflect dividends from April 30, 2022 through July 29, 2022 and are payable on August 1, 2022 to preferred stockholders of record on July 15, 2022.

Deferred Compensation. During 2022, we issued 591,367 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $10.2 million, of which: (1) 205,389 shares with a grant date fair value of $3.5 million were fully vested on the grant date; (2) 201,014 shares with a grant date fair value of $3.5 million will vest in 2023; (3) 165,075 shares with a grant date fair value of $2.8 million will vest in 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in 2026. We also issued 25,012 of fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date.

During the first quarter of 2022, 381,503 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 186,772 common shares.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During 2022, we withheld 130,770 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of restricted stock units granted to our chief executive officer, OP Units and convertible senior unsecured notes.

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$69,909	$69,909	$69,126	$69,126
Net income attributable to noncontrolling interest (2)	—	6,992	—	8,717
Interest expense on convertible notes (3)	—	3,995	—	—
Net income attributable to common stockholders and noncontrolling interest	$69,909	$80,896	$69,126	$77,843
Weighted average shares outstanding	163,044,217	163,044,217	135,262,197	135,262,197
Dilutive effect of OP Units (2)	—	16,306,745	—	17,056,229
Dilutive effect of restricted stock units (3)	—	522,367	—	929,734
Dilutive effect of convertible notes (4)	—	15,140,481	—	368,431
Weighted average shares outstanding	163,044,217	195,013,810	135,262,197	153,616,591
Net income per common share (1)	$0.43	$0.41	$0.51	$0.51

	Six Months Ended June 30,
	2022		2021
Net income attributable to common stockholders (1)	$133,968	$133,968	$138,606	$138,606
Net income attributable to noncontrolling interest (2)	—	13,808	—	18,459
Interest expense on convertible notes (3)	—	7,989	—	—
Net income attributable to common stockholders and noncontrolling interest	$133,968	$155,765	$138,606	$157,065
Weighted average shares outstanding	158,258,813	158,258,813	130,276,499	130,276,499
Dilutive effect of OP Units (2)	—	16,315,869	—	17,307,037
Dilutive effect of restricted stock units (3)	—	655,489	—	921,187
Dilutive effect of convertible notes (4)	—	15,126,859	—	313,307
Weighted average shares outstanding	158,258,813	190,357,030	130,276,499	148,818,030
Net income per common share (1)	$0.85	$0.82	$1.06	$1.06
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Our chief executive officer was granted restricted stock units during 2020, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
(4)	Beginning January 1, 2022, the effective date we adopted ASU 2020-06, we started utilizing the if-converted method of calculating EPS to reflect the impact of our convertible senior notes. For 2021, the convertible senior unsecured notes impacted diluted earnings per share if the average price of our common stock exceeded the conversion price, as calculated in accordance with the terms of the indenture. See Note 2 for details.

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

In the three and six months ended June 30, 2022, we recorded a tax provision of $5.4 million and $13.5 million, respectively. In the three and six months ended June 30, 2021, we recorded a tax provision of $11.0 million and $23.5 million, respectively. The tax provision recorded in the three months ended June 30, 2022 consisted of a current tax provision of $6.1 million and a deferred tax benefit of $0.7 million. The tax provision recorded in the six months ended June 30, 2022 consisted of a current tax provision of $15.9 million and a deferred tax benefit of $2.4 million. The tax provision recorded in the three months ended June 30, 2021 consisted of a current tax provision of $11.0 million and a deferred tax benefit of less than $0.1 million. The tax provision recorded in the six months ended June 30, 2021 consisted of a current and deferred tax provision of $19.0 million and $4.5 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2022, we incurred $0.9 million and $1.7 million, respectively, and, during the three and six months ended June 30, 2021, we incurred $0.8 million and $1.6 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $53.0 million and $84.3 million at June 30, 2022 and December 31, 2021, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $27.0 million and $26.6 million at June 30, 2022 and December 31, 2021, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at June 30, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.625% with a SOFR floor of 0.25% and matures in April 2025. Interest income recorded from this loan was $0.1 million for both the three and six months ended June 30, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at June 30, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

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

In October 2021, we entered into a $40.0 million promissory note with ACM to fund a portion of a $67.0 million bridge loan we originated to a third-party to purchase a multifamily property. The promissory note has an interest rate of LIBOR plus 3.0% and was scheduled to mature in April 2022. In December 2021, the borrower repaid the bridge loan in full and we repaid the promissory note. In December 2021, the promissory note was amended to include the funding of an additional asset, which matured in May 2022 without any additional funding.

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and $0.7 million for both the three and six months ended June 30, 2021.

In 2020, we committed to fund a $32.5 million bridge loan ($6.4 million was funded at June 30, 2022) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate, and both loans mature in October 2023. Interest income recorded from these loans was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan ($9.1 million was funded at June 30, 2022) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a 12.0% fixed rate and matures in April 2023. Interest income recorded from these loans was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a 3.1% fixed rate and the mezzanine loan bears interest at a 9.0% fixed rate and both loans mature in April 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the mezzanine loan was $0.1 million for all periods presented.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the six months ended June 30, 2022 and 2021, we reimbursed the aircraft owner $0.7 million and $0.1 million, respectively, for the flights chartered by our executives pursuant the agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at June 30, 2022) for an 18% interest in AMAC III. During the three and six months ended June 30, 2022, we recorded a loss associated with this investment of $0.6 million and $1.1 million, respectively. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5% and matures in August 2022. We also originated a $15.6 million Private Label loan in 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a 3.735% fixed rate and matures in January 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and was scheduled to mature in June 2021, which was extended to August 2023. Interest income recorded from this loan was $0.3 million for both the three months ended June 30, 2022 and 2021 and $0.6 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

In 2018, we acquired a $9.4 million bridge loan originated by ACM. The loan was used to purchase several multifamily properties by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% of the borrowing entity. The loan has an interest rate of LIBOR plus 5.0% with a LIBOR floor of 1.25% and was scheduled to mature in January 2021, which was extended to January 2022 and, in September 2021, this loan paid off in full. Interest income recorded from this loan was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8% and a maturity date in October 2021, which was extended to October 2022 and, in May 2022, these loans paid off in full. Interest income recorded from this loan was $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2022. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the mezzanine loan was $0.1 million for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from equity affiliates related to this investment of $1.1 million and $6.1 million in the three and six months ended June 30, 2022, respectively, and $4.8 million and $27.3 million in the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, we also received cash distributions totaling $7.5 million and $15.0 million from this investment, respectively, and $5.6 million and $18.7 million during the three and six months ended June 30, 2021, respectively, which were classified as returns of capital.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a 3.3% fixed rate and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received a $6.0 million distribution during the three months ended June 30, 2022, which was recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2022, this debt had an aggregate outstanding balance of $608.9 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At June 30, 2022, ACM holds 2,535,870 shares of our common stock and 10,634,024 OP Units, which represents 7.1% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended June 30, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$192,047	$9,281	$—	$201,328
Interest expense	103,165	3,902	—	107,067
Net interest income	88,882	5,379	—	94,261
Other revenue:
Gain on sales, including fee-based services, net	—	16,510	—	16,510
Mortgage servicing rights	—	17,567	—	17,567
Servicing revenue	—	35,493	—	35,493
Amortization of MSRs	—	(14,779)	—	(14,779)
Property operating income	290	—	—	290
Loss on derivative instruments, net	—	8,606	—	8,606
Other income, net	(9,328)	(3,921)	—	(13,249)
Total other revenue	(9,038)	59,476	—	50,438
Other expenses:
Employee compensation and benefits	13,866	25,034	—	38,900
Selling and administrative	6,429	6,759	—	13,188
Property operating expenses	542	—	—	542
Depreciation and amortization	858	1,173	—	2,031
Provision for loss sharing (net of recoveries)	—	(1,949)	—	(1,949)
Provision for credit losses (net of recoveries)	5,088	(21)	—	5,067
Total other expenses	26,783	30,996	—	57,779
Income before income from equity affiliates and income taxes	53,061	33,859	—	86,920
Income from equity affiliates	6,547	—	—	6,547
Provision for income taxes	(255)	(5,097)	—	(5,352)
Net income	59,353	28,762	—	88,115
Preferred stock dividends	11,214	—	—	11,214
Net income attributable to noncontrolling interest	—	—	6,992	6,992
Net income attributable to common stockholders	$48,139	$28,762	$(6,992)	$69,909

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$96,498	$8,650	$—	$105,148
Interest expense	42,748	3,630	—	46,378
Net interest income	53,750	5,020	—	58,770
Other revenue:
Gain on sales, including fee-based services, net	—	40,901	—	40,901
Mortgage servicing rights	—	26,299	—	26,299
Servicing revenue	—	29,982	—	29,982
Amortization of MSRs	—	(14,667)	—	(14,667)
Loss on derivative instruments, net	—	(2,607)	—	(2,607)
Other income, net	1,255	8	—	1,263
Total other revenue	1,255	79,916	—	81,171
Other expenses:
Employee compensation and benefits	11,907	31,793	—	43,700
Selling and administrative	5,248	5,885	—	11,133
Property operating expenses	129	—	—	129
Depreciation and amortization	615	1,173	—	1,788
Provision for loss sharing (net of recoveries)	—	549	—	549
Provision for credit losses (net of recoveries)	(8,333)	518	—	(7,815)
Total other expenses	9,566	39,918	—	49,484
Income before income from equity affiliates and income taxes	45,439	45,018	—	90,457
Income from equity affiliates	4,759	—	—	4,759
Provision for income taxes	(682)	(10,277)	—	(10,959)
Net income	49,516	34,741	—	84,257
Preferred stock dividends	6,414	—	—	6,414
Net income attributable to noncontrolling interest	—	—	8,717	8,717
Net income attributable to common stockholders	$43,102	$34,741	$(8,717)	$69,126

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$348,308	$19,718	$—	$368,026
Interest expense	181,367	8,260	—	189,627
Net interest income	166,941	11,458	—	178,399
Other revenue:
Gain on sales, including fee-based services, net	—	18,166	—	18,166
Mortgage servicing rights	—	32,879	—	32,879
Servicing revenue	—	71,519	—	71,519
Amortization of MSRs	—	(29,750)	—	(29,750)
Property operating income	586	—	—	586
Gain on derivative instruments, net	—	25,992	—	25,992
Other income, net	(6,131)	(3,917)	—	(10,048)
Total other revenue	(5,545)	114,889	—	109,344
Other expenses:
Employee compensation and benefits	29,352	51,573	—	80,925
Selling and administrative	13,838	13,897	—	27,735
Property operating expenses	1,077	—	—	1,077
Depreciation and amortization	1,668	2,346	—	4,014
Provision for loss sharing (net of recoveries)	—	(2,611)	—	(2,611)
Provision for credit losses (net of recoveries)	7,157	269	—	7,426
Total other expenses	53,092	65,474	—	118,566
Income before extinguishment of debt, income from equity affiliates and income taxes	108,304	60,873	—	169,177
Loss on extinguishment of debt	(1,350)	—	—	(1,350)
Income from equity affiliates	13,759	—	—	13,759
Provision for income taxes	(1,687)	(11,853)	—	(13,540)
Net income	119,026	49,020	—	168,046
Preferred stock dividends	20,270	—	—	20,270
Net income attributable to noncontrolling interest	—	—	13,808	13,808
Net income attributable to common stockholders	$98,756	$49,020	$(13,808)	$133,968

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$179,708	$16,584	$—	$196,292
Interest expense	80,972	7,590	—	88,562
Net interest income	98,736	8,994	—	107,730
Other revenue:
Gain on sales, including fee-based services, net	—	69,768	—	69,768
Mortgage servicing rights	—	63,235	—	63,235
Servicing revenue	—	59,721	—	59,721
Amortization of MSRs	—	(28,871)	—	(28,871)
Loss on derivative instruments, net	—	(5,828)	—	(5,828)
Other income, net	1,935	8	—	1,943
Total other revenue	1,935	158,033	—	159,968
Other expenses:
Employee compensation and benefits	23,484	63,190	—	86,674
Selling and administrative	9,761	12,186	—	21,947
Property operating expenses	272	—	—	272
Depreciation and amortization	1,197	2,346	—	3,543
Provision for loss sharing (net of recoveries)	—	2,201	—	2,201
Provision for credit losses (net of recoveries)	(9,362)	472	—	(8,890)
Total other expenses	25,352	80,395	—	105,747
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	75,319	86,632	—	161,951
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of real estate	—	1,228	—	1,228
Income from equity affiliates	27,010	—	—	27,010
Provision for income taxes	(5,665)	(17,786)	—	(23,451)
Net income	95,294	70,074	—	165,368
Preferred stock dividends	8,303	—	—	8,303
Net income attributable to noncontrolling interest	—	—	18,459	18,459
Net income attributable to common stockholders	$86,991	$70,074	$(18,459)	$138,606
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2022
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$94,983	$247,008	$341,991
Restricted cash	769,009	18,943	787,952
Loans and investments, net	14,832,302	—	14,832,302
Loans held-for-sale, net	—	518,935	518,935
Capitalized mortgage servicing rights, net	—	411,534	411,534
Securities held-to-maturity, net	—	159,686	159,686
Investments in equity affiliates	90,855	—	90,855
Goodwill and other intangible assets	12,500	85,914	98,414
Other assets and due from related party	272,679	65,242	337,921
Total assets	$16,072,328	$1,507,262	$17,579,590

Liabilities:
Debt obligations	$13,750,783	$455,554	$14,206,337
Allowance for loss-sharing obligations	—	53,053	53,053
Other liabilities and due to related parties	311,873	95,331	407,204
Total liabilities	$14,062,656	$603,938	$14,666,594

	December 31, 2021
Assets:
Cash and cash equivalents	$142,771	$261,809	$404,580
Restricted cash	468,013	18,677	486,690
Loans and investments, net	11,981,048	—	11,981,048
Loans held-for-sale, net	—	1,093,609	1,093,609
Capitalized mortgage servicing rights, net	—	422,734	422,734
Securities held-to-maturity, net	—	140,484	140,484
Investments in equity affiliates	89,676	—	89,676
Goodwill and other intangible assets	12,500	88,260	100,760
Other assets and due from related party	285,600	68,664	354,264
Total assets	$12,979,608	$2,094,237	$15,073,845

Liabilities:
Debt obligations	$11,100,429	$956,272	$12,056,701
Allowance for loss-sharing obligations	—	56,064	56,064
Other liabilities and due to related parties	278,726	132,370	411,096
Total liabilities	$11,379,155	$1,144,706	$12,523,861

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination Data:
Structured Business
Bridge loans (1)	$2,047,599	$1,800,688	$4,868,315	$2,806,376
Mezzanine / Preferred Equity	—	38,257	8,139	94,257
SFR - Permanent loans	—	—	—	26,238
Total new loan originations	$2,047,599	$1,838,945	$4,876,454	$2,926,871

(1) The three and six months ended June 30, 2022 includes 36 and 71 SFR loans with a UPB of $155.0 million and $288.4 million, respectively. The three and six months ended June 30, 2021 includes 25 and 43 SFR loans with a UPB of $70.9 million and $114.2 million, respectively. During the three and six months ended June 30, 2022, we committed to fund SFR loans totaling $185.2 million and $268.5 million, respectively. During the three and six months ended June 30, 2021, we committed to fund SFR loans totaling $40.0 million and $138.4 million, respectively.

Loan payoffs / paydowns	$1,122,407	$662,940	$1,788,958	$895,968

Agency Business
Origination Volumes by Investor:
Fannie Mae	$665,449	$637,494	$1,115,129	$1,701,477
Freddie Mac	407,691	155,914	706,763	270,631
Private Label	83,346	377,184	156,242	529,638
FHA	78,364	130,764	90,354	197,244
SFR - Fixed Rate	34,334	11,996	39,205	11,996
Total	$1,269,184	$1,313,352	$2,107,693	$2,710,986
Total loan commitment volume	$1,184,282	$1,194,344	$2,159,414	$2,654,479

Agency Business Loan Sales Data:
Fannie Mae	$569,048	$722,499	$1,235,592	$2,159,865
Freddie Mac	362,442	134,122	721,528	408,946
Private Label	11,250	449,890	500,519	449,890
FHA	75,101	163,602	146,917	230,005
SFR - Fixed Rate	12,862	11,996	12,862	75,294
Total	$1,030,703	$1,482,109	$2,617,418	$3,324,000
Sales margin (fee-based services as a % of loan sales) (1)	1.60%	2.76%	1.35%	2.10%
MSR rate (MSR income as a % of loan commitments)	1.48%	2.20%	1.52%	2.38%

(1) The six months ended June 30, 2022 includes $17.1 million of gains recognized on our Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included as a component of gain (loss) on derivative instruments, net in the consolidated statements of income.

	June 30, 2022
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio UPB	(basis points)	(years)
Fannie Mae	$18,600,196	52.6	8.2
Freddie Mac	4,805,068	26.4	9.5
Private Label	2,061,813	20.0	8.4
FHA	1,076,237	15.1	19.5
SFR - Fixed Rate	226,568	20.0	6.3
Total	$26,769,882	43.6	8.9

	December 31, 2021
Fannie Mae	$19,127,397	53.5	8.0
Freddie Mac	4,943,905	27.1	9.3
Private Label	1,711,326	20.0	8.3
FHA	985,063	15.4	21.0
SFR - Fixed Rate	191,698	20.0	6.5
Total	$26,959,389	44.9	8.8

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

Significant Developments During the Second Quarter of 2022

Financing and Capital Markets Activity.

●	Closed a collateralized securitization vehicle (CLO 19) totaling $1.05 billion, of which $872.8 million of investment grade notes were issued to third-party investors and $177.2 million of below investment-grade notes were retained by us;
●	Raised $130.4 million of capital from the issuances of common stock under our “At-The-Market” equity offering sales agreement; and
●	Increased our Structured Business warehouse capacity by $1.13 billion.

Structured Business Activity.

●	Grew our structured loan and investment portfolio 6% to $15.03 billion on loan originations totaling $2.05 billion, partially offset by loan runoff totaling $1.12 million;
●	Received cash distributions from several equity investments totaling $14.4 million, including $7.5 million (recognized as a return of capital) from our residential mortgage venture and $6.0 million (recognized as income) from our Lexford venture; and
●	Sold a $110.5 million loan at a discount for $102.2 million, releasing $66.3 million of capital for future investment and recognized a $9.2 million loss. We have the potential to recover up to $2.8 million depending on the future performance of the loan.

Agency Business Activity.

●	Loan originations and sales totaled $1.27 billion and $1.03 billion, respectively; and
●	Our fee-based servicing portfolio remained flat at $26.77 billion, as loan originations were offset by loan maturities and prepayments.

Dividend. We raised our quarterly common dividend to $0.39 per share, our 9th consecutive quarterly increase, representing a 30% increase over that time span.

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

The Federal Reserve has started to raise interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. In addition, a greater portion of our debt is fixed-rate, as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.

We have been very successful in raising capital through various vehicles to grow our business. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. Since our Structured Business is more reliant on the capital markets to grow, a lack of liquidity for a prolonged period of time could limit our ability to grow this business. However, our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, therefore a lack of liquidity should not impact our ability to grow this business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In October 2021, the Federal Housing Finance Agency (“FHFA”) announced that its 2022 loan origination caps for Fannie Mae and Freddie Mac will be $78 billion for each enterprise for a total opportunity of $156 billion (the “2022 Caps”), which is an increase from its 2021 origination caps of $70 billion for each enterprise. The 2022 Caps will continue to apply to all multifamily business, have no exclusions and mandate that 50% be directed towards mission driven, affordable housing. The FHFA will also require at least 25% be affordable to residents at or below 60% of area median income for 2022, up from 20% in 2021. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2022 to December 31, 2021:

Our Structured loan and investment portfolio balance was $15.03 billion and $12.16 billion at June 30, 2022 and December 31, 2021, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $3.09 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 5.49% and 4.26% at June 30, 2022 and December 31, 2021, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 5.82% and 4.62% at June 30, 2022 and December 31, 2021, respectively. Our debt that finances our loans and investment portfolio totaled $13.83 billion and $11.17 billion at June 30, 2022 and December 31, 2021, respectively, with a weighted average funding cost of 3.75% and 2.33%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 4.00% and 2.61% at June 30, 2022 and December 31, 2021, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Loans originated (1)	$2,047,599	$4,876,454
Number of loans	91	216
Weighted average interest rate	5.76%	5.01%

(1) We committed to fund SFR loans totaling $185.2 million and $268.5 million during the three and six months ended June 30, 2022, respectively.

Loans paid-off / paid-down	$1,122,407	$1,788,958
Number of loans	55	91
Weighted average interest rate	6.55%	6.30%

Loans extended	$494,131	$915,203
Number of loans	22	33

Loans held-for-sale from the Agency Business decreased $574.7 million, primarily from loan sales exceeding originations by $509.7 million as noted in the following table (in thousands). Loan sales includes $489.3 million of Private Label loans which were sold in a Private Label loan securitization in the first quarter of 2022. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$665,449	$569,048	$1,115,129	$1,235,592
Freddie Mac	407,691	362,442	706,763	721,528
Private Label	83,346	11,250	156,242	500,519
FHA	78,364	75,101	90,354	146,917
SFR - Fixed Rate	34,334	12,862	39,205	12,862
Total	$1,269,184	$1,030,703	$2,107,693	$2,617,418

Securities held-to-maturity increased $19.2 million, primarily due to the purchase, at a discount, of APL certificates in connection with a Private Label securitization, partially offset by principal payments received from underlying loan payoffs from our B Piece bonds.

Investments in equity affiliates increased $1.2 million, primarily due to additional fundings totaling $11.9 million on our Fifth Wall and AMAC III equity investments, along with $6.1 million of income from our investment in a residential mortgage banking business, partially offset by $15.0 million in cash distributions received from the same investment.

Due from related party decreased $31.3 million as a result of funds received from our affiliated servicing operations related to loan payoffs.

Other assets increased $14.9 million, primarily due to increases in interest receivables from portfolio growth.

Liabilities – Comparison of balances at June 30, 2022 to December 31, 2021:

Collateralized loan obligations increased $2.08 billion, primarily due to the issuance of new CLOs, where we issued $2.53 billion of notes to third party investors, partially offset by the unwind of a CLO totaling $441.0 million.

Due to borrowers increased $19.3 million, primarily due to funds held on new originations in our Structured Business, partially offset by the release of unfunded loan originations.

Other liabilities decreased $23.7 million primarily due to the payment of accrued commissions and incentive compensation during the first half of 2022, related to 2021 performance, along with a decrease in tax liabilities.

Equity

During the first half of 2022, we sold 16,455,100 shares of our common stock through our “At-The-Market” equity agreement and a public offering, raising net proceeds totaling $268.1 million.

During the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of our Series F preferred stock generating net proceeds of $77.1 million.

See Note 15 for details of our dividends declared and deferred compensation transactions during the six months ended June 30, 2022.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2022
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a %	as a %
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$18,600,196	2,539	3.1	8.6	97%	3%	3.98%	13.85%	0.18%
Freddie Mac	4,805,068	1,222	2.8	10.7	87%	13%	3.84%	31.39%	0.09%
Private Label	2,061,813	129	1.4	8.3	100%	—%	3.60%	—%	—%
FHA	1,076,237	93	2.3	33.7	100%	—%	3.03%	0.20%	—%
SFR - Fixed Rate	226,568	47	1.2	6.3	100%	—%	4.70%	0.73%	—%
Total	$26,769,882	4,030	2.9	10.0	95%	5%	3.89%	15.27%	0.14%

	December 31, 2021
Fannie Mae	$19,127,397	2,710	3.0	8.8	98%	2%	3.99%	12.00%	0.20%
Freddie Mac	4,943,905	1,317	2.8	10.9	86%	14%	3.82%	17.01%	0.79%
Private Label	1,711,326	102	1.2	8.6	100%	—%	3.64%	—%	—%
FHA	985,063	90	2.0	33.9	100%	—%	3.01%	23.69%	—%
SFR - Fixed Rate	191,698	45	0.9	6.7	100%	—%	4.54%	—%	—%
Total	$26,959,389	4,264	2.8	10.1	96%	4%	3.90%	12.50%	0.29%
(1)	Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. At June 30, 2022 and December 31, 2021, delinquent loans totaled $38.6 million and $77.6 million, respectively, of which zero and $9.8 million, respectively, were in the foreclosure process. No loans were in bankruptcy at June 30, 2022 and December 31, 2021.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$201,328	$105,148	$96,180	91%
Interest expense	107,067	46,378	60,689	131%
Net interest income	94,261	58,770	35,491	60%
Other revenue:
Gain on sales, including fee-based services, net	16,510	40,901	(24,391)	(60)%
Mortgage servicing rights	17,567	26,299	(8,732)	(33)%
Servicing revenue, net	20,714	15,315	5,399	35%
Property operating income	290	—	290	nm
Gain (loss)on derivative instruments, net	8,606	(2,607)	11,213	nm
Other income, net	(13,249)	1,263	(14,512)	nm
Total other revenue	50,438	81,171	(30,733)	(38)%
Other expenses:
Employee compensation and benefits	38,900	43,700	(4,800)	(11)%
Selling and administrative	13,188	11,133	2,055	18%
Property operating expenses	542	129	413	nm
Depreciation and amortization	2,031	1,788	243	14%
Provision for loss sharing (net of recoveries)	(1,949)	549	(2,498)	nm
Provision for credit losses (net of recoveries)	5,067	(7,815)	12,882	nm
Total other expenses	57,779	49,484	8,295	17%
Income before income from equity affiliates and income taxes	86,920	90,457	(3,537)	(4)%
Income from equity affiliates	6,547	4,759	1,788	38%
Provision for income taxes	(5,352)	(10,959)	5,607	(51)%
Net income	88,115	84,257	3,858	5%
Preferred stock dividends	11,214	6,414	4,800	75%
Net income attributable to noncontrolling interest	6,992	8,717	(1,725)	(20)%
Net income attributable to common stockholders	$69,909	$69,126	$783	1%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$14,231,039	$182,362	5.14%	$6,153,318	$86,336	5.63%
Mezzanine / junior participation loans	209,871	5,080	9.71%	203,102	4,059	8.02%
Preferred equity investments	148,220	2,845	7.70%	224,840	5,627	10.04%
Other	36,302	1,377	15.21%	29,410	331	4.51%
Core interest-earning assets	14,625,432	191,664	5.26%	6,610,670	96,353	5.85%
Cash equivalents	779,582	383	0.20%	380,954	145	0.15%
Total interest-earning assets	$15,405,014	$192,047	5.00%	$6,991,624	$96,498	5.54%

Structured Business interest-bearing liabilities:

CLO	$7,491,397	$46,709	2.50%	$2,987,301	$13,560	1.82%
Warehouse lines	4,160,842	33,797	3.26%	1,727,737	12,198	2.83%
Unsecured debt	1,559,750	21,158	5.44%	1,066,013	15,792	5.94%
Trust preferred	154,336	1,501	3.90%	154,336	1,198	3.11%
Total interest-bearing liabilities	$13,366,325	103,165	3.10%	$5,935,387	42,748	2.89%
Net interest income		$88,882			$53,750
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $95.5 million increase from our Structured Business, primarily due to a significant increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, partially offset by increases in benchmark index rates.

The increase in interest expense was mainly due to a $60.4 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to the significant growth in our loan portfolio and the issuance of additional unsecured debt, and an increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 30% decrease ($451.4 million) in loan sales volume, along with a 42% decrease in the sales margin from 2.76% to 1.60%. The decrease in the loan sales volume and sales margin were primarily driven by the absence of a Private Label securitization in the second quarter of 2022.

The decrease in income from MSRs was primarily due to a 33% decrease in the MSR rate from 2.20% to 1.48%. The decrease in the MSR rate was primarily driven by lower average servicing fees on Fannie Mae loan commitments, due to a reduction in servicing rates on newer loans and a larger average loan size which carries lower servicing rates.

The increase in servicing revenue, net was primarily due to an increase in prepayment penalties received.

Other Income

The gains and losses on derivative instruments in 2022 and 2021, respectively, were related to changes in the fair values of our rate lock commitments and Swaps held by our Agency Business.

The decrease in other income, net was primarily due to a $9.2 million loss recognized on the sale of a structured bridge and mezzanine loan at a discount, a $4.1 million unrealized impairment loss recorded on certain loans held-for sale in our Agency Business and a $2.0 million unrealized impairment loss recorded on the sale of structured bridge loans in July 2022.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to a decrease in commissions from lower GSE/Agency loan sales volume, partially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) in both business segments. Administrative expenses were also higher in 2022 as a result of increases in travel and events as travel restrictions subside from the COVID-19 pandemic.

The net increase in our CECL reserves of $4.4 million, excluding recoveries of $1.5 million and $7.5 million in our Structured Business during 2022 and 2021, respectively, was primarily due to the growth in our structured portfolio and the impact of rising interest rates in our CECL models for our Structured Business, which predominantly consists of variable rate loans. This was partially offset by improvements in general market conditions and expected future forecasts in our CECL models for both business segments, including increased property values and optimism in COVID-19.

Income from Equity Affiliates

Income from equity affiliates in the second quarter of 2022 primarily reflects a $6.0 million distribution received from our Lexford joint venture, while income in the second quarter of 2021 primarily reflects income from our investment in a residential mortgage banking business of $4.8 million.

Provision for Income Taxes

In the three months ended June 30, 2022, we recorded a tax provision of $5.4 million, which consisted of a current tax provision of $6.1 million and a deferred tax benefit of $0.7 million. In the three months ended June 30, 2021, we recorded a tax provision of $11.0 million, which consisted of a current tax provision of $11.0 million and a deferred tax benefit of less than $0.1 million. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,293,589 OP Units and 16,352,233 OP Units outstanding as of June 30, 2022 and 2021, respectively, which represented 8.8% and 10.3% of our outstanding stock at June 30, 2022 and 2021, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$368,026	$196,292	$171,734	87%
Interest expense	189,627	88,562	101,065	114%
Net interest income	178,399	107,730	70,669	66%
Other revenue:
Gain on sales, including fee-based services, net	18,166	69,768	(51,602)	(74)%
Mortgage servicing rights	32,879	63,235	(30,356)	(48)%
Servicing revenue, net	41,769	30,850	10,919	35%
Property operating income	586	—	586	nm
Gain (loss) on derivative instruments, net	25,992	(5,828)	31,820	nm
Other income, net	(10,048)	1,943	(11,991)	nm
Total other revenue	109,344	159,968	(50,624)	(32)%
Other expenses:
Employee compensation and benefits	80,925	86,674	(5,749)	(7)%
Selling and administrative	27,735	21,947	5,788	26%
Property operating expenses	1,077	272	805	nm
Depreciation and amortization	4,014	3,543	471	13%
Provision for loss sharing (net of recoveries)	(2,611)	2,201	(4,812)	nm
Provision for credit losses (net of recoveries)	7,426	(8,890)	16,316	nm
Total other expenses	118,566	105,747	12,819	12%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	169,177	161,951	7,226	4%
Loss on extinguishment of debt	(1,350)	(1,370)	20	(1)%
Gain on sale of real estate	—	1,228	(1,228)	nm
Income from equity affiliates	13,759	27,010	(13,251)	(49)%
Provision for income taxes	(13,540)	(23,451)	9,911	(42)%
Net income	168,046	165,368	2,678	2%
Preferred stock dividends	20,270	8,303	11,967	144%
Net income attributable to noncontrolling interest	13,808	18,459	(4,651)	(25)%
Net income attributable to common stockholders	$133,968	$138,606	$(4,638)	(3)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,425,205	$329,133	4.94%	$5,814,922	$159,979	5.55%
Mezzanine / junior participation loans	216,279	10,158	9.47%	184,911	7,592	8.28%
Preferred equity investments	150,478	5,505	7.38%	224,869	11,190	10.03%
Other	36,475	3,015	16.67%	28,817	653	4.57%
Core interest-earning assets	13,828,437	347,811	5.07%	6,253,519	179,414	5.79%
Cash equivalents	769,031	497	0.13%	332,572	294	0.18%
Total interest-earning assets	$14,597,468	$348,308	4.81%	$6,586,091	$179,708	5.50%

Structured Business interest-bearing liabilities:

CLO	$7,050,184	$78,432	2.24%	$2,793,960	$25,695	1.85%
Credit and repurchase facilities	3,916,009	57,918	2.98%	1,604,360	22,875	2.88%
Unsecured debt	1,559,750	42,312	5.47%	1,007,855	30,012	6.00%
Trust preferred	154,336	2,705	3.53%	154,336	2,390	3.12%
Total interest-bearing liabilities	$12,680,279	181,367	2.88%	$5,560,511	80,972	2.94%
Net interest income		$166,941			$98,736
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $168.6 million increase from our Structured Business, primarily due to a significant increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was due to lower rates on originations as compared to loan runoff, partially offset by increases in benchmark index rates.

The increase in interest expense was mainly due to a $100.4 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to the significant growth in our loan portfolio and the issuance of additional unsecured debt.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 36% decrease in the sales margin from 2.10% to 1.35%, along with a 21% decrease ($706.6 million) in loan sales volume. The decrease in the sales margin was primarily due to lower margins received on our Private Label loan sales.

The decrease in income from MSRs was primarily due to a 36% decrease in the MSR rate from 2.38% to 1.52% and a 19% decrease ($495.1 million) in loan commitment volume. The decrease in the MSR rate was primarily due to lower mix of Fannie Mae loan commitments, which carry higher servicing rates compared to the rest of the portfolio, along with lower average servicing fees on Fannie Mae loan commitments, due to a reduction in servicing rates on newer loans and a larger average loan size which carries lower servicing rates.

The increase in servicing revenue, net was primarily due to an increase in prepayment penalties received in 2022 and growth in our servicing portfolio.

Other Income

The gains and losses on derivative instruments in 2022 and 2021, respectively, were related to changes in the fair values of our Swaps and rate lock commitments held by our Agency Business.

The decrease in other income, net was primarily due to a $9.2 million loss recognized on the sale of a structured bridge and mezzanine loan at a discount, a $4.4 million unrealized impairment loss recorded on certain loans held-for sale in our Agency Business and a $2.0 million unrealized impairment loss recorded on the sale of structured bridge loans in July 2022, partially offset by higher loan origination volume in our Structured Business.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to a decrease in commissions from lower GSE/Agency loan sales volume, partially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) in both business segments. Administrative expenses were also higher in 2022 as a result of increases in travel and events as travel restrictions subside from the COVID-19 pandemic.

The net increase in our CECL reserves of $5.5 million, excluding recoveries of $1.5 million and $7.5 million in our Structured Business during 2022 and 2021, respectively, was primarily due to the growth in our structured portfolio and the impact of rising interest rates in our CECL models for our Structured Business, which predominantly consists of variable rate loans. This was partially offset by improvements in general market conditions and expected future forecasts in our CECL models for both business segments, including increased property values and optimism in COVID-19.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2022 and 2021 represents deferred financing fees recognized in connection with the unwind of CLOs.

Gain on Sale of Real Estate

The gain recorded in 2021 was from the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in 2022 and 2021 primarily reflects income from our investment in a residential mortgage banking business of $6.1 million and $27.3 million, respectively, as well as a $6.0 million distribution received from our Lexford joint venture in 2022 and $2.6 million in 2022 from an equity participation interest on a property that was sold. The higher income in 2021 from our investment in a residential mortgage banking business was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the six months ended June 30, 2022, we recorded a tax provision of $13.5 million, which consisted of a current tax provision of $15.9 million and a deferred tax benefit of $2.4 million. In the six months ended June 30, 2021, we recorded a tax provision of $23.5 million, which consisted of current and deferred tax provisions of $19.0 million and $4.5 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,293,589 OP Units and 16,352,233 OP Units outstanding as of June 30, 2022 and 2021, respectively, which represented 8.8% and 10.3% of our outstanding stock at June 30, 2022 and 2021, respectively.

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

We had $13.83 billion in total structured debt outstanding at June 30, 2022. Of this total, $9.73 billion, or 70%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2023, or later. The remaining $4.10 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we have approximately $1.00 billion in cash and available liquidity as well as other liquidity sources, including our $26.77 billion agency servicing portfolio, which is mostly prepayment protected and generates approximately $117 million per year in recurring cash flow.

At June 30, 2022, we had $47.5 million of securities financed with $25.6 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $780.7 million during the six months ended June 30, 2022 and consisted primarily of net cash inflows of $499.8 million as a result of loan sales exceeding loan originations in our Agency Business and net income of $168.0 million, as well as certain other non-cash net income adjustments.

Cash flows used in investing activities totaled $2.86 billion during the six months ended June 30, 2022. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $4.66 billion, net of payoffs and paydowns of $1.79 billion, resulted in net cash outflows of $2.87 billion.

Cash flows provided by financing activities totaled $2.32 billion during the six months ended June 30, 2022 and consisted primarily of net proceeds of $2.08 billion from CLO activity and $345.6 million of proceeds from the issuance of common and preferred stock, partially offset by $151.1 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at June 30, 2022. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $18.9 million of cash collateral. See Note 13 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	June 30, 2022
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$6,382,569	$4,102,645	$2,279,924	2022 - 2024
Collateralized loan obligations (3)	8,009,329	8,009,329	—	2022 - 2027
Senior unsecured notes	1,295,750	1,295,750	—	2023 - 2028
Convertible senior unsecured notes	264,000	264,000	—	2022
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	16,105,984	13,826,060	2,279,924

Agency Business
Credit and repurchase facilities (4)	2,150,824	458,748	1,692,076	2022 - 2024
Consolidated total	$18,256,808	$14,284,808	$3,972,000
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral at June 30, 2022.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

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

	Quarterly Average	End of Period	Maximum UPB at
Quarter Ended	UPB	UPB	Any Month-End
June 30, 2022	$4,581,226	$4,561,393	$4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785
December 31, 2021	3,771,684	4,493,699	4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598
June 30, 2021	2,327,114	2,021,412	2,588,456

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At June 30, 2022, we had no off-balance sheet arrangements.

Inflation. The Federal Reserve started raising interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. Additionally, a greater portion of our debt is fixed-rate, as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

Contractual Obligations. During the six months ended June 30, 2022, the following significant changes were made to our contractual obligations disclosed in our 2021 Annual Report: (1) closed new CLOs issuing $2.52 billion of investment grade notes and unwound a CLO redeeming $441.0 million of outstanding notes; (2) closed a Private Label securitization totaling $489.3 million; and (3) entered into new and modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at June 30, 2022.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2022, there were no material changes to these policies, except for the adoption of ASU 2020-06 described in Note 2.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income attributable to common stockholders	$69,909	$69,126	$133,968	$138,606
Adjustments:
Net income attributable to noncontrolling interest	6,992	8,717	13,808	18,459
Income from mortgage servicing rights	(17,567)	(26,299)	(32,879)	(63,235)
Deferred tax (benefit) provision	(706)	(50)	(2,426)	4,436
Amortization and write-offs of MSRs	27,625	20,299	55,295	38,331
Depreciation and amortization	2,617	2,733	5,186	5,432
Loss on extinguishment of debt	—	—	1,350	1,370
Provision for credit losses, net	5,849	(8,065)	7,546	(8,343)
Gain on derivative instruments, net	(4,155)	(3,230)	(4,453)	(9)
Stock-based compensation	3,149	2,044	9,241	5,375
Loss on redemption of preferred stock	—	3,479	—	3,479
Distributable earnings (1)	$93,713	$68,754	$186,636	$143,901

Diluted weighted average shares outstanding - GAAP (1)	195,013,810	153,616,591	190,357,030	148,818,030
Less: Convertible notes dilution (2)	(15,140,481)	—	(15,104,631)	—
Diluted weighted average shares outstanding - distributable earnings (1)	179,873,329	153,616,591	175,252,399	148,818,030

Diluted distributable earnings per share (1)	$0.52	$0.45	$1.06	$0.97
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)	Beginning in the first quarter of 2022, the diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. Excluding the effect of a potential conversion in shares until a conversion occurs is consistent with past treatment and other unrealized adjustments to distributable earnings.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2021 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2021. The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming hypothetical instantaneous increases of 50 basis points and 100 basis points in LIBOR, or other applicable index rate, such as SOFR (collectively referred to as the “Index Rates” below). Since it is unlikely that the Index Rates will decrease in the near future as a result of the current economic environment, we have excluded the impact of decreases in the Index Rates.

	Assets (Liabilities)
	Subject to Interest	50 Basis Point	100 Basis Point
	Rate Sensitivity (1)	Increase (2)	Increase (2)

Interest income from loans and investments	$15,033,811	$70,628	$142,908
Interest expense from debt obligations	(13,826,060)	61,504	123,007
Impact to net interest income (3)		$9,124	$19,901
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)	Interest rate floors on our loan portfolio that are above Index Rates could limit the effect of an increase on interest income. Conversely, these floors could reduce the impact on interest income from decreases in the Index Rates, which could result in increases to net interest income.
(3)	The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At June 30, 2022, we had $2.65 billion of cash, restricted cash and escrows, which is earning interest at a weighted average rate of approximately 1.20%, or approximately $32 million annually. The interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may not change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at June 30, 2022 would have resulted in a gain of $4.1 million and $7.9 million, respectively, in the six months ended June 30, 2022, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $4.3 million and $8.8 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.8 million at June 30, 2022, while a 100 basis point decrease would increase the fair value by $17.8 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2022, filed on July 29, 2022, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

(2) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007.

(3) Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 1, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: July 29, 2022	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: July 29, 2022	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer