Form 10-Q
period 2022-09-30
ARBOR REALTY TRUST INC
filed 2022-11-04
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Issuer has 171,523,592 shares of common stock outstanding at October 28, 2022.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and cash equivalents	$389,651	$404,580
Restricted cash	922,531	486,690
Loans and investments, net (allowance for credit losses of $122,296 and $113,241)	14,791,426	11,981,048
Loans held-for-sale, net	543,876	1,093,609
Capitalized mortgage servicing rights, net	403,886	422,734
Securities held-to-maturity, net (allowance for credit losses of $2,090 and $1,753)	157,818	140,484
Investments in equity affiliates	84,047	89,676
Due from related party	24,740	84,318
Goodwill and other intangible assets	97,242	100,760
Other assets	346,912	269,946
Total assets	$17,762,129	$15,073,845

Liabilities and Equity:
Credit and repurchase facilities	$4,633,132	$4,481,579
Collateralized loan obligations	7,971,996	5,892,810
Senior unsecured notes	1,283,527	1,280,545
Convertible senior unsecured notes, net	346,040	259,385
Junior subordinated notes to subsidiary trust issuing preferred securities	142,933	142,382
Due to related party	5,564	26,570
Due to borrowers	67,472	96,641
Allowance for loss-sharing obligations	53,511	56,064
Other liabilities	303,948	287,885
Total liabilities	14,808,123	12,523,861

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	556,163
Special voting preferred shares - 16,293,589 and 16,325,095 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 and 8,050,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 171,523,808 and 151,362,181 shares issued and outstanding	1,715	1,514
Additional paid-in capital	2,105,909	1,797,913
Retained earnings	79,531	62,532
Total Arbor Realty Trust, Inc. stockholders' equity	2,820,839	2,418,122
Noncontrolling interest	133,167	131,862
Total equity	2,954,006	2,549,984
Total liabilities and equity	$17,762,129	$15,073,845

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At September 30, 2022 and December 31, 2021, assets of our consolidated VIEs totaled $9,754,533 and $7,144,806, respectively, and the liabilities of our consolidated VIEs totaled $7,989,263 and $5,902,623, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$259,778	$125,480	$627,804	$321,772
Interest expense	160,452	55,560	350,079	144,122
Net interest income	99,326	69,920	277,725	177,650
Other revenue:
Gain on sales, including fee-based services, net	14,360	16,334	32,526	86,102
Mortgage servicing rights	19,408	32,453	52,287	95,688
Servicing revenue, net	22,744	20,088	64,513	50,939
Property operating income	445	—	1,031	—
(Loss) gain on derivative instruments, net	(15,909)	(1,492)	10,083	(7,320)
Other income, net	(6,014)	2,195	(16,061)	4,140
Total other revenue	35,034	69,578	144,379	229,549
Other expenses:
Employee compensation and benefits	38,811	41,973	119,736	128,647
Selling and administrative	13,225	11,757	40,960	33,707
Property operating expenses	366	149	1,443	421
Depreciation and amortization	2,078	1,807	6,092	5,349
Provision for loss sharing (net of recoveries)	412	(3,272)	(2,199)	(1,070)
Provision for credit losses (net of recoveries)	2,274	(3,799)	9,700	(12,689)
Total other expenses	57,166	48,615	175,732	154,365
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	77,194	90,883	246,372	252,834
Loss on extinguishment of debt	(3,262)	—	(4,612)	(1,370)
Gain on sale of real estate	—	—	—	1,228
Income from equity affiliates	4,748	5,086	18,507	32,095
Benefit from (provision for) income taxes	374	(9,905)	(13,166)	(33,356)
Net income	79,054	86,064	247,101	251,431
Preferred stock dividends	10,342	4,913	30,612	13,216
Net income attributable to noncontrolling interest	6,002	8,347	19,811	26,806
Net income attributable to common stockholders	$62,710	$72,804	$196,678	$211,409

Basic earnings per common share	$0.37	$0.51	$1.21	$1.57
Diluted earnings per common share	$0.36	$0.51	$1.18	$1.56

Weighted average shares outstanding:
Basic	170,227,553	142,624,300	162,292,235	134,437,663
Diluted	205,865,016	160,270,905	195,529,340	152,691,461

Dividends declared per common share	$0.39	$0.35	$1.14	$1.02

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended September 30, 2022
							Total Arbor
	Preferred	Preferred	Common	Common	Additional		Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	Retained	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Earnings	Equity	Interest	Total Equity
Balance – July 1, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996
Issuance of common stock	—	—	3,170,688	31	44,491	—	44,522	—	44,522
Issuance of Series F preferred stock	—	—	—	—	—	—	—	—	—
Stock-based compensation, net	—	—	(101,685)	(1)	581	—	580	—	580
Distributions - common stock	—	—	—	—	—	(66,447)	(66,447)	—	(66,447)
Distributions - preferred stock	—	—	—	—	—	(10,345)	(10,345)	—	(10,345)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,354)	(6,354)
Net income	—	—	—	—	—	73,052	73,052	6,002	79,054
Balance – September 30, 2022	42,585,589	$633,684	171,523,808	$1,715	$2,105,909	$79,531	$2,820,839	$133,167	$2,954,006

Nine Months Ended September 30, 2022
Balance - January 1, 2022	39,325,095	$556,163	151,362,181	$1,514	$1,797,913	$62,532	$2,418,122	$131,862	$2,549,984
Cummulative-effect adjustment (Note 2)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (as adjusted for the adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance of common stock	—	—	19,625,788	196	312,570	—	312,766	—	312,766
Issuance of Series F preferred stock	3,292,000	77,522	—	—	(130)	—	77,392	—	77,392
Stock-based compensation, net	—	—	535,839	5	4,240	—	4,245	—	4,245
Distributions - common stock	—	—	—	—	—	(185,285)	(185,285)	—	(185,285)
Distributions - preferred stock	—	—	—	—	—	(30,618)	(30,618)	—	(30,618)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(18,586)	(18,586)
Redemption of operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	227,290	227,290	19,811	247,101
Balance – September 30, 2022	42,585,589	$633,684	171,523,808	$1,715	$2,105,909	$79,531	$2,820,839	$133,167	$2,954,006

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)

($ in thousands, except shares)

Three Months Ended September 30, 2021
						Retained	Total Arbor
	Preferred	Preferred	Common	Common	Additional	Earnings /	Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	(Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Deficit)	Equity	Interest	Total Equity
Balance - July 1, 2021	25,552,233	$222,627	141,738,609	$1,417	$1,620,898	$(12,084)	$1,832,858	$123,909	$1,956,767
Issuance of common stock	—	—	800,000	8	14,596	—	14,604	—	14,604
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of Series E preferred stock	5,750,000	139,008	—	—	—	—	139,008	—	139,008
Redemption of preferred stock	—	—	—	—	—	—	—	—	—
Stock-based compensation, net	—	—	81,968	1	(356)	—	(355)	—	(355)
Distributions - common stock	—	—	—	—	—	(50,043)	(50,043)	—	(50,043)
Distributions - preferred stock	—	—	—	—	—	(4,916)	(4,916)	—	(4,916)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(5,722)	(5,722)
Redemption of operating partnership units	(27,138)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	77,717	77,717	8,347	86,064
Balance – September 30, 2021	31,275,095	$361,635	143,007,036	$1,430	$1,635,134	$10,674	$2,008,873	$126,534	$2,135,407

Nine Months Ended September 30, 2021
Balance – January 1, 2021	21,272,133	$89,472	123,181,173	$1,232	$1,317,109	$(63,442)	$1,344,371	$138,314	$1,482,685
Issuance of common stock	—	—	20,222,879	202	342,416	—	342,618	—	342,618
Repurchase of common stock	—	—	(1,399,999)	(14)	(23,446)	—	(23,460)	—	(23,460)
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of Series D preferred stock	9,200,000	222,463	—	—	—	—	222,463	—	222,463
Issuance of Series E preferred stock	5,750,000	139,008	—	—	—	—	139,008	—	139,008
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	(3,492)	(92,788)	—	(92,788)
Stock-based compensation, net	—	—	616,524	6	(941)	—	(935)	—	(935)
Distributions - common stock	—	—	—	—	—	(137,282)	(137,282)	—	(137,282)
Distributions - preferred stock	—	—	—	—	—	(9,735)	(9,735)	—	(9,735)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(17,488)	(17,488)
Redemption of operating partnership units	(1,235,538)	(12)	—	—	—	—	(12)	(21,098)	(21,110)
Net income	—	—	—	—	—	224,625	224,625	26,806	251,431
Balance – September 30, 2021	31,275,095	$361,635	143,007,036	$1,430	$1,635,134	$10,674	$2,008,873	$126,534	$2,135,407

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$247,101	$251,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,092	5,349
Stock-based compensation	12,330	7,986
Amortization and accretion of interest and fees, net	(10,022)	119
Amortization of capitalized mortgage servicing rights	44,532	43,744
Originations of loans held-for-sale	(3,232,962)	(4,558,811)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,699,555	4,330,959
Mortgage servicing rights	(52,287)	(95,688)
Write-off of capitalized mortgage servicing rights from payoffs	37,318	18,344
Provision for loss sharing (net of recoveries)	(2,199)	(1,070)
Provision for credit losses (net of recoveries)	9,700	(12,689)
Net charge-offs for loss sharing obligations	(354)	(411)
Deferred tax (benefit) provision	(7,833)	10,692
Income from equity affiliates	(18,507)	(32,095)
Distributions from operations of equity affiliates	16,546	25,450
Loss on extinguishment of debt	4,612	1,370
Payoffs and paydowns of loans held-for-sale	58,339	2,375
Loss on sale of loans	10,120	—
Change in fair value of held-for-sale loans	12,163	—
Changes in operating assets and liabilities	(23,138)	2,543
Net cash provided by (used in) operating activities	811,106	(402)

Investing Activities:
Loans and investments funded, originated and purchased, net	(5,418,113)	(5,174,313)
Payoffs and paydowns of loans and investments	2,302,874	1,345,559
Proceeds from sale of loans and investments	397,338	110,000
Deferred fees	50,385	41,475
Contributions to equity affiliates	(16,730)	(38,604)
Distributions from equity affiliates	24,321	27,675
Purchase of securities held-to-maturity, net	(27,598)	(23,747)
Payoffs and paydowns of securities held-to-maturity	16,676	9,760
Due to borrowers and reserves	(152,036)	(53,929)
Net cash used in investing activities	(2,822,883)	(3,756,124)

Financing activities:
Proceeds from credit and repurchase facilities	8,474,821	10,494,663
Paydowns and payoffs of credit and repurchase facilities	(8,325,608)	(9,328,154)
Proceeds from issuance of collateralized loan obligations	2,525,624	2,567,387
Payoffs and paydowns of collateralized loan obligations	(441,000)	(356,150)
Proceeds from issuance of common stock	312,766	342,618
Proceeds from issuance of preferred stock	77,392	361,471
Proceeds from issuance of convertible senior unsecured notes	287,500	—
Extinguishment of convertible senior unsecured notes	(200,662)	—
Proceeds from issuance of senior unsecured notes	—	445,000
Settlements of convertible senior unsecured notes	—	(14,300)
Redemption of preferred stock	—	(92,788)
Redemption of operating partnership units	(546)	(21,110)
Payments of withholding taxes on net settlement of vested stock	(8,085)	(8,921)
Repurchase of common stock	—	(23,460)
Distributions to stockholders	(234,246)	(161,404)
Payment of deferred financing costs	(35,267)	(34,666)
Net cash provided by financing activities	2,432,689	4,170,186
Net increase in cash, cash equivalents and restricted cash	420,912	413,660
Cash, cash equivalents and restricted cash at beginning of period	891,270	536,998
Cash, cash equivalents and restricted cash at end of period	$1,312,182	$950,658

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$404,580	$339,528
Restricted cash at beginning of period	486,690	197,470
Cash, cash equivalents and restricted cash at beginning of period	$891,270	$536,998

Cash and cash equivalents at end of period	$389,651	$380,730
Restricted cash at end of period	922,531	569,928
Cash, cash equivalents and restricted cash at end of period	$1,312,182	$950,658

Supplemental cash flow information:
Cash used to pay interest	$306,671	$119,978
Cash used to pay taxes	25,770	37,436

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	$7,010	$3,732
Cummulative-effect adjustment (Note 2)	2,447	—
Loans transferred from loans and investment, net to loans held-for-sale	—	65,204

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Since early 2020, there has been a global outbreak of COVID-19, which had forced many countries, including the United States, to declare national emergencies, to institute “stay-at-home” orders, to close financial markets and to restrict operations of non-essential businesses. Such actions created significant disruptions in global supply chains and caused labor shortages, adversely impacting many industries while adding to broader inflationary pressures. COVID-19 has had, and may continue to have, a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. The ultimate impact of COVID-19 along with rising inflation and increasing interest rates on the economy, both globally and to our business, makes any estimate or assumption at September 30, 2022 inherently less certain.

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

First quarter of 2022

We adopted this guidance on January 1, 2022 using the modified retrospective method of transition. Upon adoption, we reclassified the remaining equity component from equity to our convertible senior unsecured notes liability and ceased amortization of the debt discount through interest expense. Additionally, this guidance and the adoption method chosen requires the use of the if-converted method for the diluted net income per share calculation for our convertible instruments on a retrospective basis, regardless of our settlement intent. The adoption of this guidance resulted in a $2.5 million increase to the carrying value of our convertible debt, an $8.7 million decrease to additional paid-in capital and a $5.6 million increase to retained earnings at January 1, 2022. Additionally, the adoption of this guidance has reduced our diluted earnings per share for the three and nine months ended September 30, 2022 by $0.01 per share and $0.03 per share, respectively, mainly due to the assumption that we will redeem the principal balance with common stock.

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

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	September 30, 2022	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$14,618,526	98%	693	6.90%	21.9	0%	76%
Mezzanine loans	187,388	1%	37	7.86%	60.0	40%	80%
Preferred equity investments	147,615	1%	9	5.51%	32.4	58%	87%
Other loans (5)	36,114	<1%	3	7.49%	35.7	0%	58%
	14,989,643	100%	742	6.90%	22.5	1%	76%
Allowance for credit losses	(122,296)
Unearned revenue	(75,921)
Loans and investments, net	$14,791,426

	December 31, 2021
Bridge loans (4)	$11,750,710	97%	528	4.19%	23.8	0%	76%
Mezzanine loans	223,378	2%	39	7.32%	56.3	34%	84%
Preferred equity investments	155,513	1%	11	5.57%	38.0	58%	87%
Other loans (5)	29,394	<1%	2	4.63%	48.1	0%	67%
	12,158,995	100%	580	4.26%	24.6	1%	76%
Allowance for credit losses	(113,241)
Unearned revenue	(64,706)
Loans and investments, net	$11,981,048
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	At September 30, 2022 and December 31, 2021, bridge loans included 215 and 120, respectively, of SFR loans with a total gross loan commitment of $1.42 billion and $804.6 million, respectively, of which $825.8 million and $408.2 million, respectively, was funded.
(5)	At September 30, 2022 and December 31, 2021, other loans included 3 and 2 variable rate SFR permanent loans , respectively.

Concentration of Credit Risk

We are subject to concentration risk in that, at September 30, 2022, the UPB related to 39 loans with five different borrowers represented 10% of total assets. At December 31, 2021, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both the nine months ended September 30, 2022 and the year ended December 31, 2021, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at September 30, 2022 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2022	2021	2020	2019	2018	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$278,255	$302,181	$5,935	$38,375	$—	$20,300	$645,046
Pass/Watch	3,208,311	4,006,812	599,665	279,891	41,650	—	8,136,329
Special Mention	1,132,268	3,354,479	197,450	91,917	64,000	7,594	4,847,708
Substandard	—	10,125	52,350	40,325	—	—	102,800
Total Multifamily	$4,618,834	$7,673,597	$855,400	$450,508	$105,650	$27,894	$13,731,883	1%	77%
Single-Family Rental:						Percentage of portfolio	92%
Pass	$1,133	$14,459	$8,886	$—	$—	$—	$24,478
Pass/Watch	341,478	325,308	121,458	20,270	—	—	808,514
Special Mention	—	5,336	23,557	—	—	—	28,893
Total Single-Family Rental	$342,611	$345,103	$153,901	$20,270	$—	$—	$861,885	0%	63%
Land:						Percentage of portfolio	6%
Special Mention	$—	$—	$8,100	$—	$—	$—	$8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$8,100	$—	$—	$127,928	$136,028	0%	97%
Office:						Percentage of portfolio	1%
Pass/Watch	$—	$—	$—	$—	$44,015	$—	$44,015
Special Mention	—	—	35,410	—	—	—	35,410
Total Office	$—	$—	$35,410	$—	$44,015	$—	$79,425	0%	87%
Healthcare:						Percentage of portfolio	1%
Pass/Watch	$—	$—	$—	$14,558	$—	$—	$14,558
Special Mention	—	—	—	51,069	—	—	51,069
Total Healthcare	$—	$—	$—	$65,627	$—	$—	$65,627	0%	77%
Student Housing:						Percentage of portfolio	< 1%
Pass	$—	$25,700	$—	$—	$—	$—	$25,700
Substandard	—	—	20,500	—	—	—	20,500
Total Student Housing	$—	$25,700	$20,500	$—	$—	$—	$46,200	33%	76%
Hotel:						Percentage of portfolio	< 1%
Substandard	$—	$—	$—	$40,850	$—	$—	$40,850
Total Hotel	$—	$—	$—	$40,850	$—	$—	$40,850	0%	70%
Retail:						Percentage of portfolio	< 1%
Pass	$—	$—	$—	$4,000	$—	$—	$4,000
Substandard	—	—	—	—	18,600	3,445	22,045
Total Retail	$—	$—	$—	$4,000	$18,600	$3,445	$26,045	12%	71%
Other:						Percentage of portfolio	< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	63%
						Percentage of portfolio	< 1%
Grand Total	$4,961,445	$8,044,400	$1,073,311	$581,255	$168,265	$160,967	$14,989,643	1%	76%

Geographic Concentration Risk

At September 30, 2022, underlying properties in Texas and Florida represented 21% and 13%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2021, underlying properties in Texas and Florida represented 19% and 12%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2022
	Land	Multifamily	Office	Retail	Student Housing	Hotel	Healthcare	Other	Total
Allowance for credit losses:
Beginning balance	$77,918	$27,958	$7,031	$5,819	$161	$16	$3	$2,425	$121,331
Provision for credit losses (net of recoveries)	(8)	(675)	306	—	14	2	1	1,325	965
Ending balance	$77,910	$27,283	$7,337	$5,819	$175	$18	$4	$3,750	$122,296

	Three Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$78,057	$30,160	$7,822	$13,819	$2,365	$225	$3,866	$2,133	$138,447
Provision for credit losses (net of recoveries)	(45)	(2,093)	(95)	—	(542)	(209)	(3,851)	(78)	(6,913)
Ending balance	$78,012	$28,067	$7,727	$13,819	$1,823	$16	$15	$2,055	$131,534

	Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241
Provision for credit losses (net of recoveries)	(60)	8,576	(736)	—	(461)	10	(4)	1,730	9,055
Ending balance	$77,910	$27,283	$7,337	$5,819	$175	$18	$4	$3,750	$122,296

	Nine Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$1,846	$13,861	$4,078	$7,759	$3,880	$2,287	$148,329
Provision for credit losses (net of recoveries)	(138)	(8,401)	5,881	(42)	(2,255)	(7,743)	(3,865)	(232)	(16,795)
Ending balance	$78,012	$28,067	$7,727	$13,819	$1,823	$16	$15	$2,055	$131,534

During the three and nine months ended September 30, 2022, we recorded a $1.0 million and a $9.1 million provision for credit losses, which was net of a $1.5 million loan loss recovery for a loan that paid off during the second quarter of 2022. The increase in the provision for credit losses during the three months ended September 30, 2022 was primarily attributable to the impact of rising interest rates and inflation. The increase in the provision for credit losses during the nine months ended September 30, 2022 was primarily attributable to an increase in our loans and investments balance as a result of portfolio growth and the impact of rising interest rates, inflation and economic forecasts. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and rising inflation, partially offset by increasing property values and other market factors, including continued optimism in the COVID-19 pandemic.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At September 30, 2022 and December 31, 2021, we had outstanding unfunded commitments of $1.25 billion and $975.2 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2022 and December 31, 2021, accrued interest receivable related to our loans totaling $97.8 million and $58.3 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	September 30, 2022
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%

	December 31, 2021
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,291	5,817	14%	77%
Office	1,980	1,980	1,500	0%	51%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,940	$148,839	$86,886	3%	95%
(1)	Represents the UPB of seven and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2022 and December 31, 2021, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at September 30, 2022 and December 31, 2021.

At September 30, 2022, four loans with an aggregate net carrying value of $19.1 million, net of related loan loss reserves of $5.1 million, were classified as non-performing and, at December 31, 2021, three loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $2.6 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2022			December 31, 2021
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Student Housing	$20,500	$—	$20,500	$21,500	$—	$21,500
Retail	3,445	—	3,445	920	—	920
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$25,645	$—	$25,645	$24,120	$—	$24,120

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, we have six loans with a carrying value totaling $121.4 million at September 30, 2022, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2022 and December 31, 2021, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.

At both September 30, 2022 and December 31, 2021, we had no loans contractually past due 90 days or more that are still accruing interest. During both the three and nine months ended September 30, 2022 and 2021, there was no interest income recognized on nonaccrual loans.

In the third quarter of 2022, we sold 4 bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs totaling $2.0 million. The shared loan origination fees and selling costs were recorded as an unrealized impairment loss during the second quarter of 2022 and included in other income, net on the consolidated statements of income.

During the second quarter of 2022, we sold a bridge loan and mezzanine loans totaling $110.5 million, that were collateralized by a land development project, at a discount for $102.2 million. In connection with this transaction, we released $66.3 million of capital to be used for future investments and recorded a $9.2 million loss (including fees and expenses), which was included in other income, net on the consolidated statements of income. Additionally, we have the potential to recover up to $2.8 million depending on the future performance of the loan.

In 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% was deferred to payoff and will be waived if the loan is paid off by December 31, 2022. The loan modification agreement also included a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposited an additional reserve of $4.6 million, which took place in 2021 and was charged-off against the previously recorded allowance for credit losses.

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

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing’s and/or extensions during the nine months ended September 30, 2022 and 2021 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At September 30, 2022 and December 31, 2021, we had total interest reserves of $123.9 million and $87.4 million, respectively, on 463 loans and 328 loans, respectively, with an aggregate UPB of $7.73 billion and $5.75 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Fannie Mae	$201,325	$392,876
Freddie Mac	160,718	112,561
Private Label	127,106	507,918
FHA	54,395	54,532
SFR - Fixed Rate	8,762	9,352
	552,306	1,077,239
Fair value of future MSR	7,411	19,318
Unrealized impairment loss	(12,163)	—
Unearned discount	(3,678)	(2,948)
Loans held-for-sale, net	$543,876	$1,093,609

During the three and nine months ended September 30, 2022, we sold $1.08 billion and $3.70 billion of loans held-for-sale, respectively, and $1.01 billion and $4.33 billion during the three and nine months ended September 30, 2021, respectively. Included in the total loans sold during 2022 and 2021 were Private Label loans totaling $489.3 million and $449.9 million, respectively, which were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in the 2022 and 2021 securitizations totaling $43.4 million and $38.2 million, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

We determined that the fair value of certain loans held-for-sale were below their carrying values and, based on the fair value analysis performed, recorded unrealized impairment losses of $7.8 million and $12.2 million during the three and nine months ended September 30, 2022, respectively, which was included in other income, net on the consolidated statements of income.

At September 30, 2022 and December 31, 2021, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.9 years and 8.5 years at September 30, 2022 and December 31, 2021, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$391,397	$20,137	$411,534	$395,573	$27,161	$422,734
Additions	18,907	—	18,907	63,002	—	63,002
Amortization	(13,355)	(1,427)	(14,782)	(39,348)	(5,184)	(44,532)
Write-downs and payoffs	(9,957)	(1,816)	(11,773)	(32,235)	(5,083)	(37,318)
Ending balance	$386,992	$16,894	$403,886	$386,992	$16,894	$403,886

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Beginning balance	$383,063	$35,590	$418,653	$336,466	$43,508	$379,974
Additions	22,387	—	22,387	99,397	—	99,397
Amortization	(12,345)	(2,527)	(14,872)	(35,221)	(8,523)	(43,744)
Write-downs and payoffs	(7,420)	(1,465)	(8,885)	(14,957)	(3,387)	(18,344)
Ending balance	$385,685	$31,598	$417,283	$385,685	$31,598	$417,283

We collected prepayment fees totaling $11.2 million and $42.6 million during the three and nine months ended September 30, 2022, respectively, and $11.2 million and $18.1 million during the three and nine months ended September 30, 2021, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. At September 30, 2022 and December 31, 2021, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded as of September 30, 2022 is as follows (in thousands):

Year	Amortization
2022 (three months ending 12/31/2022)	$14,858
2023	58,242
2024	56,127
2025	53,426
2026	49,876
2027	44,116
Thereafter	127,241
Total	$403,886

Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2022
Product Concentrations			Geographic Concentrations
				UPB
Product	UPB (1)	% of Total	State	% of Total
Fannie Mae	$18,331,457	68%	Texas	11%
Freddie Mac	4,979,612	18%	New York	11%
Private Label	2,075,791	8%	California	8%
FHA	1,136,684	4%	North Carolina	8%
Bridge (2)	299,696	1%	Georgia	6%
SFR - Fixed Rate	241,887	1%	New Jersey	6%
Total	$27,065,127	100%	Florida	6%
			Other (3)	44%
			Total	100%

December 31, 2021
Fannie Mae	$19,127,397	71%	Texas	12%
Freddie Mac	4,943,905	18%	New York	11%
Private Label	1,711,326	6%	North Carolina	9%
FHA	985,063	4%	California	8%
SFR - Fixed Rate	191,698	1%	Georgia	6%
Total	$26,959,389	100%	Florida	6%
			New Jersey	6%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)	No other individual state represented 4% or more of the total.

At September 30, 2022 and December 31, 2021, our weighted average servicing fee was 42.4 basis points and 44.9 basis points, respectively. At September 30, 2022 and December 31, 2021, we held total escrow balances of $1.88 billion and $1.40 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $666.6 million and $682.5 million at September 30, 2022 and December 31, 2021, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $7.4 million and $10.1 million during the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.2 million during the three and nine months ended September 30, 2021, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At September 30, 2022, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 7.78 years. The weighted average effective interest rate was 8.85% and 9.11% at September 30, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $6.8 million is estimated to mature after one year through five years and $186.0 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At September 30, 2022, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third-party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.0 years. The weighted average effective interest rate was 11.92% and 11.32% at September 30, 2022 and December 31, 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $7.5 million is estimated to mature within one year, $19.8 million is estimated to mature after one year through five years, $0.8 million is estimated to mature after five years through ten years and $15.8 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain (Loss)	Fair Value	Credit Losses
September 30, 2022
APL certificates	$192,791	$123,291	$(9,786)	$113,505	$1,803
B Piece bonds	43,921	34,527	1,995	36,522	287
Total	$236,712	$157,818	$(7,791)	$150,027	$2,090
December 31, 2021
APL certificates	$149,368	$92,869	$5,007	$97,876	$1,422
B Piece bonds	61,360	47,615	4,420	52,035	331
Total	$210,728	$140,484	$9,427	$149,911	$1,753

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2022
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,756	$266	$2,022
Provision for credit loss expense/(reversal)	47	21	68
Ending balance	$1,803	$287	$2,090

	Nine Months Ended September 30, 2022
Beginning balance	$1,422	$331	$1,753
Provision for credit loss expense/(reversal)	381	(44)	337
Ending balance	$1,803	$287	$2,090

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. At September 30, 2022, no other-than-temporary impairment was recorded on our held-to-maturity securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recorded interest income (including the amortization of discount) related to these investments of $3.7 million and $13.9 million during the three and nine months ended September 30, 2022, respectively, and $3.4 million and $9.4 million during the three and nine months ended September 30, 2021, respectively.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	September 30, 2022	December 31, 2021	September 30, 2022
Arbor Residential Investor LLC	$49,937	$65,756	$—
AMAC Holdings III LLC	16,389	13,772	—
Fifth Wall Ventures	12,505	5,409	—
North Vermont Avenue	2,446	2,419	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	—	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$84,047	$89,676	$1,688

Arbor Residential Investor LLC (“ARI”). During the three and nine months ended September 30, 2022, we recorded income of $0.3 million and $6.4 million, respectively, and during the three and nine months ended September 30, 2021, we recorded income of $5.4 million and $32.7 million, respectively, to income from equity affiliates in our consolidated statements of income. During the three and nine months ended September 30, 2022, we also received cash distributions totaling $7.3 million and $22.3 million, respectively, and during the three and nine months ended September 30, 2021, we received cash distributions totaling $4.7 million and $23.4 million from this investment, respectively, which were classified as returns of capital. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at September 30, 2022.

AMAC Holdings III LLC (“AMAC III”). We funded an additional $4.9 million during 2022. During the three and nine months ended September 30, 2022, we recorded a loss associated with this investment of $0.7 million and $1.8 million, respectively, and during the three and nine months ended September 30, 2021, we recorded a loss of $0.4 million and $0.9 million, respectively. During the three and nine months ended September 30, 2022, we received cash distributions totaling $0.2 million and $0.4 million, respectively, and during the three months ended September 30, 2021, we received cash distributions totaling $1.7 million, which were classified as returns of capital.

Fifth Wall Ventures (“Fifth Wall”). We funded an additional $8.7 million during 2022. In addition, during the three and nine months ended September 30, 2022, we received distributions from this investment of $0.7 million and $1.6 million, respectively, which were classified as a return of capital.

Docsumo Pte. Ltd. (“Docsumo”). During 2022, we invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence.

Lexford Portfolio. During the three and nine months ended September 30, 2022, we received distributions of $5.0 million and $11.0 million, respectively, from this equity investment, which were recognized as income from equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Participation Interest. During the first quarter of 2022, we received $2.6 million from an equity participation interest on a property that was sold and which we had a preferred equity loan that previously paid-off.

See Note 17 for details of certain investments described above.

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				September 30, 2022			December 31, 2021
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$2.5B joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	$1,826,527	$2,353,627	5.60%	$1,486,380	$1,877,930
$1B repurchase facility (2)	Aug. 2023	N/A	V	708,834	982,702	5.13%	675,415	937,880
$500M repurchase facility	(3)	N/A	V	108,373	131,723	5.82%	—	—
$450M repurchase facility	Mar. 2023	Mar. 2026	V	349,278	455,727	5.08%	397,272	511,269
$450M repurchase facility	Oct. 2023	Oct. 2024	V	250,358	323,188	4.92%	293,700	385,337
$400M credit facility	July 2023	N/A	V	64,391	82,500	4.66%	177,406	236,538
$399M repurchase facility (2)(4)	Dec. 2022	N/A	V	345,154	465,188	5.30%	241,450	289,956
$225M credit facility	Oct. 2023	Oct. 2024	V	68,352	108,881	5.58%	27,826	42,270
$200M repurchase facility	Mar. 2024	Mar. 2025	V	21,365	33,157	5.61%	—	—
$200M repurchase facility	Jan. 2024	Jan. 2025	V	179,471	229,041	5.05%	—	—
$140M loan specific credit facilities	May 2023 to Aug. 2025	May 2023 to Aug. 2027	V/F	139,641	198,700	3.57%	153,727	214,300
$50M credit facility	Apr. 2023	Apr. 2025	V	29,190	36,500	5.21%	29,194	36,500
$35M working capital facility	Apr. 2023	N/A	V	—	—	—	—	—
$25M credit facility	Oct. 2024	N/A	V	6,159	7,745	5.72%	1,235	1,900
$25M credit facility	Jan. 2023	Jan. 2024	V	—	—	—	10,218	14,773
$1M master security agreement	Dec. 2022	N/A	F	161	—	4.01%	635	—
Repurchase facility - securities (2)(5)	N/A	N/A	V	24,365	—	5.74%	30,849	—
Structured Business total				$4,121,619	$5,408,679	5.36%	$3,525,307	$4,548,653

Agency Business
$750M ASAP agreement	N/A	N/A	V	$46,210	$46,505	3.61%	$182,130	$182,140
$500M joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	94,975	121,452	5.14%	395,317	475,360
$500M repurchase facility	Nov. 2022	N/A	V	132,201	132,219	4.52%	236,429	236,527
$200M credit facility	Mar. 2023	N/A	V	111,335	111,431	4.44%	115,304	115,351
$150M credit facility	July 2023	N/A	V	103,549	103,662	4.44%	16,544	16,657
$50M credit facility	Sept. 2023	N/A	V	22,621	22,621	4.44%	9,295	9,295
$1M repurchase facility (2)(4)	Dec. 2022	N/A	V	622	932	5.32%	1,253	1,477
Agency Business total				$511,513	$538,822	4.52%	$956,272	$1,036,807
Consolidated total				$4,633,132	$5,947,501	5.27%	$4,481,579	$5,585,460

V = Variable Note Rate; F = Fixed Note Rate

(1)	The debt carrying value for the Structured Business at September 30, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $9.2 million and $7.7 million, respectively. The debt carrying value for the Agency Business at September 30, 2022 and December 31, 2021 was net of unamortized deferred finance costs of $0.6 million and $4.4 million, respectively.
(2)	These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)	The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(4)	A portion of this facility was used to finance a $1.0 million fixed rate SFR permanent loan reported through our Agency Business.
(5)	At September 30, 2022 and December 31, 2021, this facility was collateralized by B Piece bonds with a carrying value of $34.5 million and $47.6 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During 2022, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings generally remain at a LIBOR-based interest rate.

Joint Repurchase Facility. We amended this facility twice in the second quarter of 2022. The facility size was increased from $2.50 billion to $3.00 billion, is shared between the Structured Business and the Agency Business and is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans and includes a $150.0 million over advance available that bears interest at a rate of the applicable benchmark plus 7.00%. The over advance is available through March 2023, is being amortized on a monthly basis through its expiration and had $100.0 million remaining at September 30, 2022. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

Structured Business

At September 30, 2022 and December 31, 2021, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 5.66% and 2.51%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facilities, working capital facility and the $1.0 million master security agreement was 76% and 77% at September 30, 2022 and December 31, 2021, respectively.

In September 2022, we entered into a $42.7 million credit facility to finance a bridge loan that matures in August 2025, with two 1-year extension options, and has an interest rate of SOFR plus 2.20%.

In September 2022, we entered into a $24.4 million credit facility to finance a construction loan that matures in December 2024, with two 1-year extension options,and has an interest rate of SOFR plus 1.91%.

In July 2022, we amended a $200.0 million credit facility to increase the facility size to $400.0 million, extend the maturity to July 2023 and amend the interest rate on multifamily properties to SOFR plus 1.86%.

In July 2022, we amended a $50.0 million credit facility to extend the maturity to April 2023, with two 1-year extension options, and amend the interest rate to SOFR plus 2.10%.

In June 2022, we entered into a $500.0 million repurchase facility to finance SFR loans that has an interest rate of SOFR plus 2.76% and a maximum advance rate of 82.5%.

In April 2022, we amended a $325.0 million repurchase facility to increase the facility size to $450.0 million, extend the maturity to October 2023 and amend the interest rate for new loans after December 31, 2021 to daily SOFR or term SOFR at our election at loan inception.

In April 2022, we amended a $30.0 million working capital facility to increase the facility size to $35.0 million, extend the maturity to April 2023 and amend the interest rate from a LIBOR-based rate to SOFR plus 3.00%.

In March 2022, we entered into a $200.0 million repurchase facility that matures in March 2024, with a one year extension option. This facility has an interest rate of SOFR plus 2.55% and an advance rate equal to the lessor of: (1) 75% of the principal balance; (2) 60% of the project cost; or (3) 60% of the underlying property value.

In January 2022, we entered into a $150.0 million repurchase facility to finance bridge and construction loans that matures in January 2024, with a one year extension option. This facility has interest rates of SOFR plus 1.75% to 3.50% depending on the type of loan financed with a SOFR floor determined on a loan-by-loan basis and a maximum advance rate of 80%. In March 2022, we increased the facility by $50.0 million to $200.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Collateralized Loan Obligations (“CLOs”)

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings and are non-recourse to us.

Borrowings and the corresponding collateral under our CLOs are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
September 30, 2022	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 19	$872,812	$866,167	5.41%	$1,011,208	$1,005,469	$—
CLO 18	1,652,812	1,645,166	4.85%	1,955,828	1,946,621	5,820
CLO 17	1,714,125	1,707,143	4.89%	1,965,875	1,957,961	79,316
CLO 16	1,237,500	1,231,414	4.52%	1,380,996	1,375,305	73,793
CLO 15	674,412	671,073	4.58%	705,978	703,432	98,361
CLO 14	655,475	652,194	4.53%	726,999	724,512	39,129
CLO 13	668,000	665,924	4.62%	577,034	575,568	214,042
CLO 12	534,193	532,915	4.70%	502,703	500,976	117,167
Total CLOs	$8,009,329	$7,971,996	4.79%	$8,826,621	$8,789,844	$627,628

December 31, 2021
CLO 17	$1,714,125	$1,705,549	1.81%	$1,914,280	$1,903,997	$118,520
CLO 16	1,237,500	1,230,093	1.44%	1,444,573	1,436,743	—
CLO 15	674,412	669,723	1.49%	785,761	782,682	15,750
CLO 14	655,475	650,947	1.45%	717,396	715,154	53,342
CLO 13	668,000	665,006	1.54%	740,369	738,265	48,543
CLO 12	534,193	531,939	1.62%	557,249	555,974	35,635
CLO 10	441,000	439,553	1.57%	485,460	483,995	57,706
Total CLOs	$5,924,705	$5,892,810	1.59%	$6,645,088	$6,616,810	$329,496
(1)	Debt carrying value is net of $37.3 million and $31.9 million of deferred financing fees at September 30, 2022 and December 31, 2021, respectively.
(2)	At September 30, 2022 and December 31, 2021, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 4.99% and 1.86%, respectively.
(3)	At September 30, 2022 and December 31, 2021, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $274.3 million and $133.7 million at September 30, 2022 and December 31, 2021, respectively.

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

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			September 30, 2022			December 31, 2021
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
5.00% Notes (3)	Dec. 2021	Dec. 2028	$180,000	$177,344	5.00%	$180,000	$177,105	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	266,718	4.50%	270,000	266,090	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,761	5.00%	175,000	172,302	5.00%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,510	8.00%	70,750	70,202	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,839	4.50%	275,000	272,477	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,281	4.75%	110,000	109,018	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,417	5.75%	90,000	89,135	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	125,000	124,657	5.63%	125,000	124,216	5.63%
			$1,295,750	$1,283,527	5.05%	$1,295,750	$1,280,545	5.05%
(1)	At September 30, 2022 and December 31, 2021, the carrying value is net of deferred financing fees of $12.2 million and $15.2 million, respectively.
(2)	At both September 30, 2022 and December 31, 2021, the aggregate weighted average note rate, including certain fees and costs, was 5.34%.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

Subsequent Event. In October 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received net proceeds of $147.5 million from the issuance, after deducting discounts and fees. We used $47.5 million of the net proceeds, which includes accrued interest and other fees, to repurchase a portion of our 5.625% senior unsecured notes due in May 2023 and used the remaining proceeds for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Senior Unsecured Notes

In August 2022, we issued $287.5 million in aggregate principal amount of 7.50% convertible senior notes (the “7.50% Convertible Notes”) through a private placement offering. The 7.50% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in August 2025, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 59.8480 shares of common stock per $1,000 of principal representing a conversion price of $16.71 per share of common stock. We received proceeds of $279.3 million, net of discounts and fees. We used $203.1 million of the net proceeds to repurchase a portion of our 4.75% convertible senior notes (the “4.75% Convertible Notes”), which included $5.2 million of accrued interest and repurchase premiums, and expensed $3.3 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income. At September 30, 2022, the 7.50% Convertible Notes had a conversion rate of 59.8480 shares of common stock per $1,000 of principal, which represented a conversion price of $16.71 per share of common stock.

At September 30, 2022, we had a $66.1 million remaining aggregate principal amount of our 4.75% Convertible Notes after the August 2022 repurchase noted above. The remaining 4.75% Convertible Notes matured on November 1, 2022 and were fully settled.

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

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
September 30, 2022	$353,608	$—	$7,568	$346,040	$—

December 31, 2021	$264,000	$2,520	$2,095	$259,385	$8,684

During the three months ended September 30, 2022, we incurred interest expense on the notes totaling $5.8 million, of which $5.0 million and $0.8 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2022, we incurred interest expense on the notes totaling $13.4 million, of which $11.3 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. During the three months ended September 30, 2021, we incurred interest expense on the notes totaling $4.5 million, of which $3.1 million, $0.8 million and $0.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During the nine months ended September 30, 2021, we incurred total interest expense on the notes of $14.1 million, of which $9.7 million, $2.4 million and $2.0 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 7.92% and 6.71% at September 30, 2022 and December 31, 2021, respectively, or 5.73% at December 31, 2021 excluding the amortization of the debt discount (which ceased on January 1, 2022 with the adoption of ASU 2020-06).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $142.9 million and $142.4 million at September 30, 2022 and December 31, 2021, respectively, which is net of a deferred amount of $9.8 million and $10.2 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.6 million and $1.7 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 6.62% and 3.03% at September 30, 2022 and December 31, 2021, respectively. Including certain fees and costs, the weighted average note rate was 6.70% and 3.12% at September 30, 2022 and December 31, 2021, respectively.

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2022.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at September 30, 2022, as well as on the most recent determination dates in October 2022. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in October 2022 are as follows:

Cash Flow Triggers	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	156.50%	122.03%	154.90%	140.54%	152.50%	146.23%	167.42%	130.68%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
October 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	—
January 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	—	—
October 2021	118.87%	119.76%	119.76%	120.85%	121.21%	—	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$53,053	$65,645	$56,064	$64,303
Provisions for loss sharing	2,346	(3,022)	2,593	(557)
Provisions reversal for loan repayments	(1,934)	(250)	(4,792)	(513)
Recoveries (charge-offs), net	46	455	(354)	(405)
Ending balance	$53,511	$62,828	$53,511	$62,828

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2022 and 2021, guarantee obligations of $34.2 million and $34.4 million, respectively, were included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2022 and December 31, 2021, we had outstanding advances of $0.4 million and less than $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At September 30, 2022 and December 31, 2021, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $19.3 million and $21.7 million, respectively, and represented 0.11% of our Fannie Mae servicing portfolio for both periods. During the three and nine months ended September 30, 2022, we recorded a $0.6 million increase and a $2.4 million decrease, respectively, in CECL reserves, which included a $1.2 million recovery for a loan that paid off during the second quarter of 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2022 and December 31, 2021, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.42 billion and $3.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2022, we recorded net losses of $22.9 million and $20.5 million, respectively, from changes in the fair value of these derivatives and $19.4 million and $52.3 million, respectively, of income from MSRs. During the three and nine months ended September 30,2021, we recorded net losses of $8.6 million and $7.5 million, respectively, from changes in the fair value of these derivatives and $32.5 million and $95.7 million, respectively, of income from MSRs. See Note 12 for details.

Interest Rate and Credit Default Swaps (“Swaps”). We enter into over-the-counter swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps typically have a three-month maturity and are tied to the five-year and ten-year swap rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. The Swaps do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments, made in cash, are treated as a legal settlement of the derivative itself as opposed to a pledge of collateral.

During the three months ended September 30, 2022, we recorded realized and unrealized gains of $3.6 million and $3.4 million, respectively, and during the nine months ended September 30, 2022, we recorded realized and unrealized gains of $27.2 million and $3.4 million, respectively, to our Agency Business related to our Swaps. During the three months ended September 30, 2021, we recorded realized and unrealized gains of $5.4 million and $1.9 million, respectively, and during the nine months ended September 30, 2021, we recorded realized losses and unrealized gains of $1.1 million and $1.5 million, respectively, to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in (loss) gain on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	September 30, 2022
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate lock commitments	5	$117,575	Other assets/other liabilities	$1,554	$(2,454)
Forward sale commitments	46	534,013	Other assets/other liabilities	2,652	(20,785)
Swaps	1,163	116,300		—	—
		$767,888		$4,206	$(23,239)

	December 31, 2021
Rate lock commitments	2	$11,250	Other assets/other liabilities	$295	$(33)
Forward sale commitments	55	571,220	Other assets/other liabilities	1,370	(1,449)
Swaps	3,882	388,200		—	—
		$970,670		$1,665	$(1,482)

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2022			December 31, 2021
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$14,989,643	$14,791,426	$14,993,875	$12,158,995	$11,981,048	$12,181,194
Loans held-for-sale, net	552,306	543,876	554,044	1,077,239	1,093,609	1,117,085
Capitalized mortgage servicing rights, net	n/a	403,886	530,859	n/a	422,734	477,323
Securities held-to-maturity, net	236,712	157,818	150,027	210,728	140,484	149,911
Derivative financial instruments	187,082	4,206	4,206	280,654	1,665	1,665

Financial liabilities:
Credit and repurchase facilities	$4,642,911	$4,633,132	$4,622,672	$4,493,699	$4,481,579	$4,484,107
Collateralized loan obligations	8,009,329	7,971,996	7,800,210	5,924,705	5,892,810	5,914,453
Senior unsecured notes	1,295,750	1,283,527	1,165,125	1,295,750	1,280,545	1,301,708
Convertible senior unsecured notes, net	353,608	346,040	327,244	264,000	259,385	294,690
Junior subordinated notes	154,336	142,933	103,402	154,336	142,382	101,698
Derivative financial instruments	464,506	23,239	23,239	301,816	1,482	1,482

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at September 30, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$4,206	$4,206	$—	$2,652	$1,554

Financial liabilities:
Derivative financial instruments	$23,239	$23,239	$—	$23,239	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at September 30, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$61,745	$61,745	$—	$—	$61,745
Loans held-for-sale (2)	123,705	123,705	—	123,705	—
	$185,450	$185,450	$—	$123,705	$61,745
(1)	We had an allowance for credit losses of $85.4 million relating to seven impaired loans with an aggregate carrying value, before loan loss reserves, of $147.1 million at September 30, 2022.
(2)	We recorded an impairment loss of $12.2 million related to 12 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $135.9 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table above and below includes all impaired loans, regardless of the period in which the impairment was recognized.

Quantitative information about Level 3 fair value measurements at September 30, 2022 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,745	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	1,554	Discounted cash flows	W/A discount rate	13.24%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative assets and liabilities, net
Beginning balance	$1,035	$124	$295	$1,967
Settlements	(16,554)	(23,412)	(47,491)	(81,486)
Realized gains recorded in earnings	15,519	23,288	47,196	79,519
Unrealized gains recorded in earnings	1,554	707	1,554	707
Ending balance	$1,554	$707	$1,554	$707

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

				Unrealized
	Notional/	Fair Value of	Interest Rate	Impairemnt	Total Fair Value
September 30, 2022	Principal Amount	Servicing Rights	Movement Effect	Loss	Adjustment
Rate lock commitments	$117,575	$1,554	$(2,434)	$—	$(880)
Forward sale commitments	534,013	—	2,434	—	2,434
Loans held-for-sale, net (1)	552,306	7,411	—	(12,163)	(4,752)
Total		$8,965	$—	$(12,163)	$(3,198)
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at September 30, 2022 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$14,791,426	$14,993,875	$—	$—	$14,993,875
Loans held-for-sale, net	543,876	554,044	—	546,633	7,411
Capitalized mortgage servicing rights, net	403,886	530,859	—	—	530,859
Securities held-to-maturity, net	157,818	150,027	—	—	150,027

Financial liabilities:
Credit and repurchase facilities	$4,633,132	$4,622,672	$—	$511,513	$4,111,159
Collateralized loan obligations	7,971,996	7,800,210	—	—	7,800,210
Senior unsecured notes	1,283,527	1,165,125	1,165,125	—	—
Convertible senior unsecured notes, net	346,040	327,244	—	327,244	—
Junior subordinated notes	142,933	103,402	—	—	103,402

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

At September 30, 2022, we were required to maintain at least $18.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At September 30, 2022, we met the restricted liquidity requirement with a $45.0 million letter of credit and $18.9 million of cash collateral.

At September 30, 2022, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At September 30, 2022, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. At September 30, 2022, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2022 (three months ending December 31, 2022)	$1,267,183	$2,044	$1,269,227
2023	2,152,200	8,914	2,161,114
2024	3,463,405	8,876	3,472,281
2025	2,098,991	9,003	2,107,994
2026	4,481,821	9,038	4,490,859
2027	633,633	7,597	641,230
Thereafter	358,701	27,706	386,407
Total	$14,455,934	$73,178	$14,529,112

During both the three months ended September 30, 2022 and 2021, we recorded lease expense of $2.4 million, and during the nine months ended September 30, 2022 and 2021, we recorded lease expense of $7.2 million and $7.0 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.25 billion at September 30, 2022 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The assets and liabilities related to these consolidated CLOs are as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Restricted cash	$901,910	$466,523
Loans and investments, net	8,789,844	6,616,809
Other assets	62,779	61,474
Total assets	$9,754,533	$7,144,806

Liabilities:
Collateralized loan obligations	$7,971,996	$5,892,810
Other liabilities	17,267	9,813
Total liabilities	$7,989,263	$5,902,623

Assets held by the CLOs are restricted and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to us and can only be satisfied from each respective asset pool. See Note 9 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 30 VIEs in which we have a variable interest at September 30, 2022 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at September 30, 2022 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$480,240
APL certificates	125,094
B Piece bonds	34,814
Equity investments	23,203
Agency interest only strips	288
Total	$663,639
(1)	Represents the carrying amount of loans and investments before reserves. At September 30, 2022, $127.9 million of loans to VIEs had corresponding specific loan loss reserves of $77.9 million. The maximum loss exposure at September 30, 2022 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.33 billion at September 30, 2022.

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

Common Stock. During the nine months ended September 30, 2022, we sold 12,150,788 shares of our common stock for net proceeds of $ 188.9 million through an “At-The-Market” equity offering sales agreement.

In the first quarter of 2022, we completed a public offering of 7,475,000 shares of our common stock (including the full exercise of the overallotment) for $16.57 per share and received net proceeds of $123.7 million after deducting the underwriter’s discount and other offering expenses.

The proceeds from the offerings above were used to make investments related to our business and for general corporate purposes.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016 (the “Acquisition”). Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2022, there were 16,293,589 OP Units outstanding, which represented 8.7% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2022 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 16, 2022	$0.37	January 3, 2022	$0.3984375	$0.390625	$0.46875
May 4, 2022	$0.38	April 1, 2022	$0.3984375	$0.390625	$0.390625
July 27, 2022	$0.39	July 1, 2022	$0.3984375	$0.390625	$0.390625

Common Stock – On November 2, 2022, the Board of Directors declared a cash dividend of $0.40 per share of common stock. The dividend is payable on November 30, 2022 to common stockholders of record as of the close of business on November 18, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred Stock – On September 30, 2022, the Board of Directors declared cash dividends of $0.3984375 per share of Series D preferred stock and $0.390625 per share of both Series E and Series F preferred stock. These amounts reflect dividends from July 30, 2022 through October 29, 2022 and are payable on October 31, 2022 to preferred stockholders of record on October 15, 2022.

Deferred Compensation. During 2022, we issued 652,596 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.1 million, of which: (1) 232,899 shares with a grant date fair value of $4.0 million were fully vested on the grant date; (2) 217,840 shares with a grant date fair value of $3.7 million will vest in 2023; (3) 181,968 shares with a grant date fair value of $3.1 million will vest in 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in 2026. We also issued 25,012 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date.

During the first and third quarters of 2022, 381,503 shares of performance-based restricted stock units and 246,508 shares of restricted common stock, respectively, previously granted to our chief executive officer, fully vested and were net settled for 186,772 and 120,665 common shares, respectively.

During 2022, we withheld 162,785 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$62,710	$62,710	$72,804	$72,804
Net income attributable to noncontrolling interest (2)	—	6,002	—	8,347
Interest expense on convertible notes (3)	—	5,797	—	—
Net income attributable to common stockholders and noncontrolling interest	$62,710	$74,509	$72,804	$81,151
Weighted average shares outstanding	170,227,553	170,227,553	142,624,300	142,624,300
Dilutive effect of OP Units (2)	—	16,293,589	—	16,351,643
Dilutive effect of restricted stock units (4)	—	528,475	—	940,045
Dilutive effect of convertible notes (3)	—	18,815,399	—	354,917
Weighted average shares outstanding	170,227,553	205,865,016	142,624,300	160,270,905
Net income per common share (1)	$0.37	$0.36	$0.51	$0.51

	Nine Months Ended September 30,
	2022		2021
Net income attributable to common stockholders (1)	$196,678	$196,678	$211,409	$211,409
Net income attributable to noncontrolling interest (2)	—	19,811	—	26,806
Interest expense on convertible notes (3)	—	13,786	—	—
Net income attributable to common stockholders and noncontrolling interest	$196,678	$230,275	$211,409	$238,215
Weighted average shares outstanding	162,292,235	162,292,235	134,437,663	134,437,663
Dilutive effect of OP Units (2)	—	16,308,361	—	16,985,073
Dilutive effect of restricted stock units (4)	—	558,216	—	927,542
Dilutive effect of convertible notes (3)	—	16,370,528	—	341,183
Weighted average shares outstanding	162,292,235	195,529,340	134,437,663	152,691,461
Net income per common share (1)	$1.21	$1.18	$1.57	$1.56
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Beginning January 1, 2022, the effective date we adopted ASU 2020-06, we started utilizing the if-converted method of calculating EPS to reflect the impact of our convertible senior notes. For 2021, the convertible senior unsecured notes impacted diluted EPS if the average price of our common stock exceeded the conversion price, as calculated in accordance with the terms of the indenture. See Note 2 for details.
(4)	Our chief executive officer was granted restricted stock units during 2019 and 2020, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

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

In the three and nine months ended September 30, 2022, we recorded a tax benefit of $0.4 million and a provision of $13.2 million, respectively. In the three and nine months ended September 30, 2021, we recorded a tax provision of $9.9 million and $33.4 million, respectively. The tax provision recorded in the three months ended September 30, 2022 consisted of a deferred tax benefit of $5.4 million and a current tax provision of $5.0 million. The tax provision recorded in the nine months ended September 30, 2022 consisted of a current tax provision of $21.0 million and a deferred tax benefit of $7.8 million. The tax provision recorded in the three months ended September 30, 2021 consisted of current and deferred tax provisions of $3.6 million and $6.3 million, respectively. The tax provision recorded in the nine months ended September 30, 2021 consisted of current and deferred tax provisions of $22.7 million and $10.7 million, respectively. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2022, we incurred $0.9 million and $2.5 million, respectively, and, during the three and nine months ended September 30, 2021, we incurred $0.8 million and $2.4 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $24.7 million and $84.3 million at September 30, 2022 and December 31, 2021, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $5.6 million and $26.6 million at September 30, 2022 and December 31, 2021, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par (none of which was funded at September 30, 2022) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and is scheduled to mature in March 2025.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at September 30, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.625% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.1 million for both the three and nine months ended September 30, 2022.

In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at September 30, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.

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

In March 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $1.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.

In 2020, we committed to fund a $32.5 million bridge loan, which was upsized to $41.5 million in September 2022, ($10.0 million was funded at September 30, 2022) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate, and both loans mature in October 2023. Interest income recorded from these loans was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

In 2020, we committed to fund a $30.5 million bridge loan, which was upsized to $38.8 million in September 2022, and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan ($13.6 million was funded at September 30, 2022) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a 12.0% fixed rate and matures in April 2023. Interest income recorded from these loans was $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a 3.1% fixed rate and the mezzanine loan bears interest at a 9.0% fixed rate and both loans mature in April 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended September 30, 2022 and 2021 and $0.2 million for both the nine months ended September 30, 2022 and 2021.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have a $35.0 million bridge loan and a $9.0 million preferred equity interest on an office building. The property is controlled by a third party. The day-to-day operations are currently being managed by an immediate family member, or one of his affiliated entities, of our chief executive officer. In September 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. Interest income recorded from these loans was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the nine months ended September 30, 2022 and 2021, we reimbursed the aircraft owner $1.0 million and $0.1 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at September 30, 2022) for an 18% interest in AMAC III. During the three and nine months ended September 30, 2022, we recorded a loss associated with this investment of $0.7 million and $1.8 million, respectively. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5% and was scheduled to mature in August 2022, which was extended to August 2023. We also originated a $15.6 million Private Label loan in 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a 3.735% fixed rate and matures in January 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the bridge loan was $0.5 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and was scheduled to mature in June 2021, which was extended to August 2023. Interest income recorded from this loan was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

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

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8% and a maturity date in October 2021, which was extended to October 2022 and, in May 2022, these loans paid off in full. Interest income recorded from this loan was $0.8 million for the nine months ended September 30, 2022 and $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2022. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

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

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. In January 2021, an equity investor in the underlying residential mortgage banking business exercised their right to purchase an additional interest in this investment, which decreased our indirect interest to 12.3%. We recorded income from equity affiliates related to this investment of $0.3 million and $6.4 million in the three and nine months ended September 30, 2022, respectively, and $5.4 million and $32.7 million in the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, we also received cash distributions totaling $7.3 million and $22.3 million from this investment, respectively, and $4.7 million and $23.4 million during the three and nine months ended September 30, 2021, respectively, which were classified as returns of capital.

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a 3.3% fixed rate and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received an $11.0 million distribution during the nine months ended September 30, 2022, which was recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2022, this debt had an aggregate outstanding balance of $606.9 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At September 30, 2022, ACM holds 2,535,870 shares of our common stock and 10,634,024 OP Units, which represents 7.0% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended September 30, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$249,539	$10,239	$—	$259,778
Interest expense	157,325	3,127	—	160,452
Net interest income	92,214	7,112	—	99,326
Other revenue:
Gain on sales, including fee-based services, net	—	14,360	—	14,360
Mortgage servicing rights	—	19,408	—	19,408
Servicing revenue	—	37,526	—	37,526
Amortization of MSRs	—	(14,782)	—	(14,782)
Property operating income	445	—	—	445
Loss on derivative instruments, net	—	(15,909)	—	(15,909)
Other income, net	1,763	(7,777)	—	(6,014)
Total other revenue	2,208	32,826	—	35,034
Other expenses:
Employee compensation and benefits	13,342	25,469	—	38,811
Selling and administrative	5,961	7,264	—	13,225
Property operating expenses	366	—	—	366
Depreciation and amortization	906	1,172	—	2,078
Provision for loss sharing (net of recoveries)	—	412	—	412
Provision for credit losses (net of recoveries)	2,206	68	—	2,274
Total other expenses	22,781	34,385	—	57,166
Income before extinguishment of debt, income from equity affiliates and income taxes	71,641	5,553	—	77,194
Loss on extinguishment of debt	(3,262)	—	—	(3,262)
Income from equity affiliates	4,748	—	—	4,748
Benefit from income taxes	319	55	—	374
Net income	73,446	5,608	—	79,054
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,002	6,002
Net income attributable to common stockholders	$63,104	$5,608	$(6,002)	$62,710

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$114,710	$10,770	$—	$125,480
Interest expense	50,823	4,737	—	55,560
Net interest income	63,887	6,033	—	69,920
Other revenue:
Gain on sales, including fee-based services, net	—	16,334	—	16,334
Mortgage servicing rights	—	32,453	—	32,453
Servicing revenue	—	34,960	—	34,960
Amortization of MSRs	—	(14,872)	—	(14,872)
Loss on derivative instruments, net	—	(1,492)	—	(1,492)
Other income, net	2,168	27	—	2,195
Total other revenue	2,168	67,410	—	69,578
Other expenses:
Employee compensation and benefits	14,082	27,891	—	41,973
Selling and administrative	5,718	6,039	—	11,757
Property operating expenses	149	—	—	149
Depreciation and amortization	634	1,173	—	1,807
Provision for loss sharing (net of recoveries)	—	(3,272)	—	(3,272)
Provision for credit losses (net of recoveries)	(3,445)	(354)	—	(3,799)
Total other expenses	17,138	31,477	—	48,615
Income before income from equity affiliates and income taxes	48,917	41,966	—	90,883
Income from equity affiliates	5,086	—	—	5,086
Provision for income taxes	(622)	(9,283)	—	(9,905)
Net income	53,381	32,683	—	86,064
Preferred stock dividends	4,913	—	—	4,913
Net income attributable to noncontrolling interest	—	—	8,347	8,347
Net income attributable to common stockholders	$48,468	$32,683	$(8,347)	$72,804

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$597,847	$29,957	$—	$627,804
Interest expense	338,692	11,387	—	350,079
Net interest income	259,155	18,570	—	277,725
Other revenue:
Gain on sales, including fee-based services, net	—	32,526	—	32,526
Mortgage servicing rights	—	52,287	—	52,287
Servicing revenue	—	109,045	—	109,045
Amortization of MSRs	—	(44,532)	—	(44,532)
Property operating income	1,031	—	—	1,031
Gain on derivative instruments, net	—	10,083	—	10,083
Other income, net	(4,370)	(11,691)	—	(16,061)
Total other revenue	(3,339)	147,718	—	144,379
Other expenses:
Employee compensation and benefits	42,694	77,042	—	119,736
Selling and administrative	19,799	21,161	—	40,960
Property operating expenses	1,443	—	—	1,443
Depreciation and amortization	2,574	3,518	—	6,092
Provision for loss sharing (net of recoveries)	—	(2,199)	—	(2,199)
Provision for credit losses (net of recoveries)	9,363	337	—	9,700
Total other expenses	75,873	99,859	—	175,732
Income before extinguishment of debt, income from equity affiliates and income taxes	179,943	66,429	—	246,372
Loss on extinguishment of debt	(4,612)	—	—	(4,612)
Income from equity affiliates	18,507	—	—	18,507
Provision for income taxes	(1,368)	(11,798)	—	(13,166)
Net income	192,470	54,631	—	247,101
Preferred stock dividends	30,612	—	—	30,612
Net income attributable to noncontrolling interest	—	—	19,811	19,811
Net income attributable to common stockholders	$161,858	$54,631	$(19,811)	$196,678

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$294,418	$27,354	$—	$321,772
Interest expense	131,795	12,327	—	144,122
Net interest income	162,623	15,027	—	177,650
Other revenue:
Gain on sales, including fee-based services, net	—	86,102	—	86,102
Mortgage servicing rights	—	95,688	—	95,688
Servicing revenue	—	94,683	—	94,683
Amortization of MSRs	—	(43,744)	—	(43,744)
Loss on derivative instruments, net	—	(7,320)	—	(7,320)
Other income, net	4,105	35	—	4,140
Total other revenue	4,105	225,444	—	229,549
Other expenses:
Employee compensation and benefits	37,566	91,081	—	128,647
Selling and administrative	15,477	18,230	—	33,707
Property operating expenses	421	—	—	421
Depreciation and amortization	1,832	3,517	—	5,349
Provision for loss sharing (net of recoveries)	—	(1,070)	—	(1,070)
Provision for credit losses (net of recoveries)	(12,807)	118	—	(12,689)
Total other expenses	42,489	111,876	—	154,365
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	124,239	128,595	—	252,834
Loss on extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of real estate	—	1,228	—	1,228
Income from equity affiliates	32,095	—	—	32,095
Provision for income taxes	(6,288)	(27,068)	—	(33,356)
Net income	148,676	102,755	—	251,431
Preferred stock dividends	13,216	—	—	13,216
Net income attributable to noncontrolling interest	—	—	26,806	26,806
Net income attributable to common stockholders	$135,460	$102,755	$(26,806)	$211,409
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2022
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$119,793	$269,858	$389,651
Restricted cash	903,587	18,944	922,531
Loans and investments, net	14,791,426	—	14,791,426
Loans held-for-sale, net	—	543,876	543,876
Capitalized mortgage servicing rights, net	—	403,886	403,886
Securities held-to-maturity, net	—	157,818	157,818
Investments in equity affiliates	84,047	—	84,047
Goodwill and other intangible assets	12,500	84,742	97,242
Other assets and due from related party	293,252	78,400	371,652
Total assets	$16,204,605	$1,557,524	$17,762,129

Liabilities:
Debt obligations	$13,866,114	$511,514	$14,377,628
Allowance for loss-sharing obligations	—	53,511	53,511
Other liabilities and due to related parties	253,390	123,594	376,984
Total liabilities	$14,119,504	$688,619	$14,808,123

	December 31, 2021
Assets:
Cash and cash equivalents	$142,771	$261,809	$404,580
Restricted cash	468,013	18,677	486,690
Loans and investments, net	11,981,048	—	11,981,048
Loans held-for-sale, net	—	1,093,609	1,093,609
Capitalized mortgage servicing rights, net	—	422,734	422,734
Securities held-to-maturity, net	—	140,484	140,484
Investments in equity affiliates	89,676	—	89,676
Goodwill and other intangible assets	12,500	88,260	100,760
Other assets and due from related party	285,600	68,664	354,264
Total assets	$12,979,608	$2,094,237	$15,073,845

Liabilities:
Debt obligations	$11,100,429	$956,272	$12,056,701
Allowance for loss-sharing obligations	—	56,064	56,064
Other liabilities and due to related parties	278,726	132,370	411,096
Total liabilities	$11,379,155	$1,144,706	$12,523,861

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination Data:
Structured Business
Bridge loans (1)	$756,695	$2,383,346	$5,625,010	$5,189,722
Mezzanine / Preferred Equity	17,970	91,307	26,109	185,564
SFR - Permanent loans	—	—	—	26,238
Total new loan originations	$774,665	$2,474,653	$5,651,119	$5,401,524

(1) The three and nine months ended September 30, 2022 includes 31 and 102 SFR loans with a UPB of $163.8 million and $452.2 million, respectively. The three and nine months ended September 30, 2021 includes 25 and 68 SFR loans with a UPB of $105.3 million and $219.5 million, respectively. During the three and nine months ended September 30, 2022, we committed to fund SFR loans totaling $457.6 million and $726.1 million, respectively. During the three and nine months ended September 30, 2021, we committed to fund SFR loans totaling $17.6 million and $156.0 million, respectively.

Loan runoff	$911,790	$567,858	$2,700,748	$1,463,826

Agency Business
Origination Volumes by Investor:
Fannie Mae	$629,610	$719,730	$1,744,739	$2,421,206
Freddie Mac	350,980	307,664	1,057,743	578,295
Private Label	35,671	625,176	191,913	1,154,814
FHA	78,382	84,430	168,736	281,674
SFR - Fixed Rate	16,678	67,227	55,883	79,223
Total	$1,111,321	$1,804,227	$3,219,014	$4,515,212
Total loan commitment volume	$1,464,235	$1,856,474	$3,623,649	$4,510,953

Agency Business Loan Sales Data:
Fannie Mae	$700,690	$660,693	$1,936,282	$2,820,558
Freddie Mac	288,029	238,880	1,009,557	647,827
Private Label	14,567	—	515,086	449,890
FHA	35,838	78,188	182,755	308,193
SFR - Fixed Rate	43,012	29,197	55,874	104,491
Total	$1,082,136	$1,006,958	$3,699,554	$4,330,959
Sales margin (fee-based services as a % of loan sales) (1)	1.33%	1.62%	1.34%	1.99%
MSR rate (MSR income as a % of loan commitments)	1.33%	1.75%	1.44%	2.12%
(1)  The nine months ended September 30, 2022 includes $17.1 million of gains recognized on our Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included as a component of (loss) gain on derivative instruments, net in the consolidated statements of income.

	September 30, 2022
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio UPB	(basis points)	(years)
Fannie Mae	$18,331,457	52.1	8.3
Freddie Mac	4,979,612	26.0	9.5
Private Label	2,075,791	20.0	8.2
FHA	1,136,684	14.9	19.8
Bridge	299,696	12.5	2.3
SFR - Fixed Rate	241,887	20.0	6.2
Total	$27,065,127	42.4	8.9

	December 31, 2021
Fannie Mae	$19,127,397	53.5	8.0
Freddie Mac	4,943,905	27.1	9.3
Private Label	1,711,326	20.0	8.3
FHA	985,063	15.4	21.0
SFR - Fixed Rate	191,698	20.0	6.5
Total	$26,959,389	44.9	8.8

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

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. When interest rates rise, the income from these investments can be significantly and negatively impacted, particularly from our investment in a residential mortgage banking business, since rising interest rates generally decrease the demand for residential real estate loans and the number of loan originations. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

COVID-19 Impact. The global outbreak of COVID-19, has forced many countries, including the U.S., to declare national emergencies, to institute "stay-at-home" orders, to close financial markets and to restrict operations of non-essential businesses. Such actions created significant disruptions in global supply chains and caused labor shortages, adversely impacting many industries while adding to broader inflationary pressures. COVID-19 has had, and may continue to have, a continued and prolonged adverse impact on economic and market conditions, which could continue a period of global economic slowdown. Although we have not been significantly impacted by COVID-19 to-date, the impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic, along with rising inflation and increasing interest rates, both globally and to our business, remain unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.

Significant Developments During the Third Quarter of 2022

Financing and Capital Markets Activity.

●	Raised $279.3 million of capital from the issuance of our 7.50% Convertible Notes primarily to repay existing debt;
●	Increased our Structured Business warehouse capacity by over $250.0 million; and
●	Raised $44.5 million of capital from the issuances of common stock under our “At-The-Market” equity offering sales agreement.

Structured Business Activity.

●	Our structured loan and investment portfolio remained relatively flat at $14.99 billion on loan runoff totaling $911.8 million, substantially offset by loan originations totaling $774.7 million;
●	Loan runoff included the sale of four bridge loans at par with an aggregate UPB of $296.9 million; and
●	Received cash distributions from several equity investments totaling $13.2 million, including $7.3 million (recognized as a return of capital) from our residential mortgage venture and $5.0 million (recognized as income) from our Lexford venture.

Agency Business Activity.

●	Loan originations and sales totaled $1.11 billion and $1.08 billion, respectively; and
●	Our fee-based servicing portfolio remained relatively flat at $27.07 billion, as loan originations were largely offset by loan maturities and prepayments.

Dividend. We raised our quarterly common dividend to $0.40 per share, our 10th consecutive quarterly increase, representing a 33% increase over that time span.

Subsequent Event. In October 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received net proceeds of $147.5 million and used $47.5 million of the net proceeds which includes accrued interest and other fees, to repurchase a portion of our 5.625% senior unsecured notes.

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

The Federal Reserve has raised interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. In addition, a greater portion of our debt is fixed-rate (CLOs and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.

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

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2022 to December 31, 2021:

Our Structured loan and investment portfolio balance was $14.99 billion and $12.16 billion at September 30, 2022 and December 31, 2021, respectively. This increase was primarily due to loan originations exceeding loan runoff by $2.95 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 6.90% and 4.26% at September 30, 2022 and December 31, 2021, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.19% and 4.62% at September 30, 2022 and December 31, 2021, respectively. Our debt that finances our loans and investment portfolio totaled $13.94 billion and $11.17 billion at September 30, 2022 and December 31, 2021, respectively, with a weighted average funding cost of 5.07% and 2.33%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 5.33% and 2.61% at September 30, 2022 and December 31, 2021, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Loans originated (1)	$774,665	$5,651,119
Number of loans	52	268
Weighted average interest rate	7.62%	5.37%

(1) We committed to fund SFR loans totaling $457.6 million and $726.1 million during the three and nine months ended September 30, 2022, respectively.

Loan runoff	$911,790	$2,700,748
Number of loans	41	132
Weighted average interest rate	7.33%	6.64%

Loans extended	$494,062	$1,409,265
Number of loans	20	53

Loans held-for-sale from the Agency Business decreased $549.7 million, primarily from loan sales exceeding originations by $480.5 million as noted in the following table (in thousands). Loan sales includes $489.3 million of Private Label loans which were sold in a Private Label loan securitization in the first quarter of 2022. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold or securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Loan		Loan
	Originations	Loan Sales	Originations	Loan Sales
Fannie Mae	$629,610	$700,690	$1,744,739	$1,936,282
Freddie Mac	350,980	288,029	1,057,743	1,009,557
Private Label	35,671	14,567	191,913	515,086
FHA	78,382	35,838	168,736	182,755
SFR - Fixed Rate	16,678	43,012	55,883	55,874
Total	$1,111,321	$1,082,136	$3,219,014	$3,699,554

Securities held-to-maturity increased $17.3 million, primarily due to the purchase, at a discount, of APL certificates in connection with a Private Label securitization, partially offset by principal payments received from underlying loan payoffs from our B Piece bonds.

Investments in equity affiliates decreased $5.6 million, primarily due to $22.3 million in cash distributions received from our investment in a residential mortgage banking business, partially offset by $6.4 million of income from the same investment and additional fundings totaling $13.6 million on our Fifth Wall and AMAC III equity investments.

Due from related party was $24.7 million and $84.3 million at September 30, 2022 and December 31, 2021, respectively, and represents funds received from our affiliated servicing operations related to loan payoffs.

Other assets increased $77.0 million, primarily due to increases in interest receivables from portfolio growth and increases in the benchmark index rates.

Liabilities – Comparison of balances at September 30, 2022 to December 31, 2021:

Collateralized loan obligations increased $2.08 billion, primarily due to the issuance of new CLOs, where we issued $2.53 billion of notes to third party investors, partially offset by the unwind of a CLO totaling $441.0 million.

Convertible senior unsecured notes, net increased $86.7 million, primarily due to the issuance of $287.5 million of 7.50% Convertible Notes, partially offset by the repurchase of $197.9 million of our 4.75% Convertible Notes.

Due to related party was $5.6 million and $26.6 million at September 30, 2022 and December 31, 2021, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

Due to borrowers decreased $29.2 million, primarily due to the release of unfunded loan originations, partially offset by funds held on new originations in our Structured Business.

Other liabilities increased $16.1 million, primarily due to decreases in the fair value of our forward sale commitments and rate locks and increases in interest payables from greater debt balances on portfolio growth and higher benchmark interest rates, partially offset by payments of accrued commissions and incentive compensation during the first half of 2022, related to 2021 performance, and a decrease in tax liabilities.

Equity

During the nine months ended September 30, 2022, we sold 19,625,788 shares of our common stock through our “At-The-Market” equity agreement and a public offering, raising net proceeds totaling $312.6 million.

During the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of our Series F preferred stock generating net proceeds of $77.1 million.

See Note 15 for details of our dividends declared and deferred compensation transactions during the nine months ended September 30, 2022.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2022
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a %	as a %
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$18,331,457	2,472	3.1	8.6	97%	3%	4.05%	14.87%	0.12%
Freddie Mac	4,979,612	1,231	2.8	10.4	86%	14%	4.06%	24.59%	0.28%
Private Label	2,075,791	130	1.6	8.0	100%	—%	3.60%	—%	—%
FHA	1,136,684	95	2.3	33.7	100%	—%	3.13%	2.16%	—%
Bridge	299,696	4	0.7	1.8	—%	100%	6.08%	—%	—%
SFR - Fixed Rate	241,887	50	1.3	6.0	98%	2%	4.79%	0.46%	—%
Total	$27,065,127	3,982	2.9	9.9	94%	6%	4.00%	14.69%	0.13%

	December 31, 2021
Fannie Mae	$19,127,397	2,710	3.0	8.8	98%	2%	3.99%	12.00%	0.20%
Freddie Mac	4,943,905	1,317	2.8	10.9	86%	14%	3.82%	17.01%	0.79%
Private Label	1,711,326	102	1.2	8.6	100%	—%	3.64%	—%	—%
FHA	985,063	90	2.0	33.9	100%	—%	3.01%	23.69%	—%
SFR - Fixed Rate	191,698	45	0.9	6.7	100%	—%	4.54%	—%	—%
Total	$26,959,389	4,264	2.8	10.1	96%	4%	3.90%	12.50%	0.29%
(1)	Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. At September 30, 2022 and December 31, 2021, delinquent loans totaled $35.4 million and $77.6 million, respectively, of which zero and $9.8 million, respectively, were in the foreclosure process. No loans were in bankruptcy at September 30, 2022 and December 31, 2021.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$259,778	$125,480	$134,298	107%
Interest expense	160,452	55,560	104,892	189%
Net interest income	99,326	69,920	29,406	42%
Other revenue:
Gain on sales, including fee-based services, net	14,360	16,334	(1,974)	(12)%
Mortgage servicing rights	19,408	32,453	(13,045)	(40)%
Servicing revenue, net	22,744	20,088	2,656	13%
Property operating income	445	—	445	nm
Loss on derivative instruments, net	(15,909)	(1,492)	(14,417)	nm
Other income, net	(6,014)	2,195	(8,209)	nm
Total other revenue	35,034	69,578	(34,544)	(50)%
Other expenses:
Employee compensation and benefits	38,811	41,973	(3,162)	(8)%
Selling and administrative	13,225	11,757	1,468	12%
Property operating expenses	366	149	217	146%
Depreciation and amortization	2,078	1,807	271	15%
Provision for loss sharing (net of recoveries)	412	(3,272)	3,684	nm %
Provision for credit losses (net of recoveries)	2,274	(3,799)	6,073	nm
Total other expenses	57,166	48,615	8,551	18%
Income before extinguishment of debt, income from equity affiliates and income taxes	77,194	90,883	(13,689)	(15)%
Loss on extinguishment of debt	(3,262)	—	(3,262)	nm
Income from equity affiliates	4,748	5,086	(338)	(7)%
Benefit from (provision for) income taxes	374	(9,905)	10,279	nm %
Net income	79,054	86,064	(7,010)	(8)%
Preferred stock dividends	10,342	4,913	5,429	111%
Net income attributable to noncontrolling interest	6,002	8,347	(2,345)	(28)%
Net income attributable to common stockholders	$62,710	$72,804	$(10,094)	(14)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$14,638,998	$239,534	6.49%	$7,653,224	$101,189	5.25%
Mezzanine / junior participation loans	184,840	4,623	9.92%	268,509	6,030	8.91%
Preferred equity investments	147,447	2,888	7.77%	228,799	6,994	12.13%
Other	36,117	1,639	18.00%	32,026	311	3.85%
Core interest-earning assets	15,007,402	248,684	6.57%	8,182,558	114,524	5.55%
Cash equivalents	1,003,703	855	0.34%	391,352	186	0.19%
Total interest-earning assets	$16,011,105	$249,539	6.18%	$8,573,910	$114,710	5.31%

Structured Business interest-bearing liabilities:

CLO	$8,009,329	$79,640	3.94%	$3,532,982	$16,137	1.81%
Credit and repurchase facilities	4,116,797	52,461	5.06%	2,427,386	16,056	2.62%
Unsecured debt	1,615,268	23,166	5.69%	1,199,407	17,436	5.77%
Trust preferred	154,336	2,058	5.29%	154,336	1,194	3.07%
Total interest-bearing liabilities	$13,895,730	157,325	4.49%	$7,314,111	50,823	2.76%
Net interest income		$92,214			$63,887
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $134.8 million increase from our Structured Business, primarily due to a significant increase in our average core interest-earning assets from loan originations exceeding loan runoff, and an increase in the average yield on core interest-earning assets. The increase in the average yield was primarily due to increases in benchmark index rates, partially offset by lower rates on originations, as compared to loan runoff.

The increase in interest expense was mainly due to a $106.5 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to the significant growth in our loan portfolio, the issuance of additional unsecured debt and an increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to an 18% decrease in the sales margin from 1.62% to 1.33%, partially offset by a 7% increase ($75.2 million) in loan sales volume. The decrease in the sales margin was primarily driven by lower average margins received on Fannie Mae and FHA loan sales as well as from bridge loan sales in the third quarter of 2022.

The decrease in income from MSRs was primarily due to a 24% decrease in the MSR rate from 1.75% to 1.33%, along with a 21% decrease ($392.2 million) in loan commitment volume. The decrease in the MSR rate was primarily driven by lower average servicing fees on Fannie Mae loan commitments, due to a reduction in servicing rates on newer loans and a larger average loan size which carries lower servicing rates.

The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates.

Other Income

The losses on derivative instruments in both 2022 and 2021 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business.

The decrease in other income, net was primarily due to a $7.8 million unrealized impairment loss recorded on certain loans held-for sale in our Agency Business.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to decreases in commissions from lower gains on sales, partially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher administrative expenses in 2022 as a result of increases in travel and events as travel restrictions subside from the COVID-19 pandemic.

Our provisions for loss sharing and credit losses (“CECL provisions”) reflected a $2.7 million provision in 2022 and a $7.1 million provision recovery in 2021. The CECL provision in 2022 was primarily due to the impact of rising interest rates and inflation in our CECL models for our Structured Business, which predominantly consists of variable rate loans. The recovery in 2021 was primarily due to the reversal of CECL reserves in both business segments in connection with improved market conditions and expected future forecasts.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2022 represents deferred financing fees recognized in connection with the repurchase of our 4.75% Convertible Notes.

Income from Equity Affiliates

Income from equity affiliates in the third quarter of 2022 primarily reflects a $5.0 million distribution received from our Lexford joint venture, while income in the third quarter of 2021 primarily reflects income from our investment in a residential mortgage banking business of $5.4 million.

Provision for Income Taxes

In the three months ended September 30, 2022, we recorded a tax benefit of $0.4 million, which consisted of a deferred tax benefit of $5.4 million and a current tax provision of $5.0 million. In the three months ended September 30, 2021, we recorded a tax provision of $9.9 million, which consisted of current and deferred tax provisions of $3.6 million and $6.3 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series E and F preferred stock, which were issued in the fourth quarter of 2021 and the first quarter of 2022, respectively.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,293,589 OP Units and 16,325,095 OP Units outstanding at September 30, 2022 and 2021, respectively, which represented 8.7% and 10.2% of our outstanding stock at September 30, 2022 and 2021, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$627,804	$321,772	$306,032	95%
Interest expense	350,079	144,122	205,957	143%
Net interest income	277,725	177,650	100,075	56%
Other revenue:
Gain on sales, including fee-based services, net	32,526	86,102	(53,576)	(62)%
Mortgage servicing rights	52,287	95,688	(43,401)	(45)%
Servicing revenue, net	64,513	50,939	13,574	27%
Property operating income	1,031	—	1,031	nm
Gain (loss) on derivative instruments, net	10,083	(7,320)	17,403	nm
Other income, net	(16,061)	4,140	(20,201)	nm
Total other revenue	144,379	229,549	(85,170)	(37)%
Other expenses:
Employee compensation and benefits	119,736	128,647	(8,911)	(7)%
Selling and administrative	40,960	33,707	7,253	22%
Property operating expenses	1,443	421	1,022	nm
Depreciation and amortization	6,092	5,349	743	14%
Provision for loss sharing (net of recoveries)	(2,199)	(1,070)	(1,129)	106%
Provision for credit losses (net of recoveries)	9,700	(12,689)	22,389	nm
Total other expenses	175,732	154,365	21,367	14%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	246,372	252,834	(6,462)	(3)%
Loss on extinguishment of debt	(4,612)	(1,370)	(3,242)	nm
Gain on sale of real estate	—	1,228	(1,228)	nm %
Income from equity affiliates	18,507	32,095	(13,588)	(42)%
Provision for income taxes	(13,166)	(33,356)	20,190	(61)%
Net income	247,101	251,431	(4,330)	(2)%
Preferred stock dividends	30,612	13,216	17,396	132%
Net income attributable to noncontrolling interest	19,811	26,806	(6,995)	(26)%
Net income attributable to common stockholders	$196,678	$211,409	$(14,731)	(7)%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,834,249	$568,667	5.50%	$6,434,423	$261,168	5.43%
Mezzanine / junior participation loans	205,684	14,781	9.61%	213,083	13,622	8.55%
Preferred equity investments	149,456	8,393	7.51%	226,193	18,184	10.75%
Other	36,354	4,654	17.12%	29,898	964	4.31%
Core interest-earning assets	14,225,743	596,495	5.61%	6,903,597	293,938	5.69%
Cash equivalents	848,115	1,352	0.21%	352,391	480	0.18%
Total interest-earning assets	$15,073,858	$597,847	5.30%	$7,255,988	$294,418	5.42%

Structured Business interest-bearing liabilities:

CLO	$7,373,412	$158,072	2.87%	$3,043,007	$41,832	1.84%
Credit and repurchase facilities	3,983,674	110,379	3.70%	1,881,717	38,931	2.77%
Unsecured debt	1,578,459	65,478	5.55%	1,072,407	47,448	5.92%
Trust preferred	154,336	4,763	4.13%	154,336	3,584	3.10%
Total interest-bearing liabilities	$13,089,881	338,692	3.46%	$6,151,467	131,795	2.86%
Net interest income		$259,155			$162,623
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $303.4 million increase from our Structured Business, primarily due to a significant increase in our average core interest-earning assets from loan originations exceeding loan runoff, partially offset by a decrease in the average yield on core interest-earning assets. The decrease in the average yield was primarily due to lower rates on originations, as compared to loan runoff, partially offset by increases in benchmark index rates.

The increase in interest expense was mainly due to a $206.9 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to the significant growth in our loan portfolio and the issuance of additional unsecured debt, along with an increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 33% decrease in the sales margin from 1.99% to 1.34%, along with a 15% decrease ($631.4 million) in loan sales volume. The decrease in the sales margin was primarily due to lower margins received on our Private Label loan sales.

The decrease in income from MSRs was primarily due to a 32% decrease in the MSR rate from 2.12% to 1.44% and a 20% decrease ($887.3 million) in loan commitment volume. The decrease in the MSR rate was primarily due to lower average servicing fees on Fannie Mae loan commitments, due to a reduction in servicing rates on newer loans and a larger average loan size which carries lower servicing rates.

The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, an increase in prepayment penalties received in 2022 and growth in our servicing portfolio.

Other Income

The gains and losses on derivative instruments in 2022 and 2021, respectively, were related to changes in the fair values of our Swaps and forward sale commitments held by our Agency Business.

The decrease in other income, net during 2022 was primarily due to $12.2 million of unrealized impairment losses recorded on certain loans held-for sale in our Agency Business and $11.2 million of losses recognized in the second quarter of 2022 related to sales of bridge loans in our Structured Business.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to decreases in commissions from lower GSE/Agency loan sales volume, partially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) in both business segments. Administrative expenses were also higher in 2022 as a result of increases in travel and events as travel restrictions subside from the COVID-19 pandemic.

We recorded CECL provisions totaling $7.5 million during 2022 and a provision recovery of $13.8 million during 2021. The CECL provision in 2022 primarily reflects increases in our loans and investments balance, as a result of portfolio growth, along with rising interest rates and inflation in our CECL models for our Structured Business, which predominantly consists of variable rate loans. The provision recovery during 2021 was primarily due to a $7.5 million recovery from a structured loan that paid off in the second quarter and the impact of improved market conditions and expected future forecasts in our CECL models for both business segments.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2022 and 2021 represents deferred financing fees recognized in connection with the unwind of CLOs, along with the 2022 repurchase of our 4.75% Convertible Notes.

Gain on Sale of Real Estate

The gain recorded in 2021 was from the sale of a repurchased Fannie Mae loan.

Income from Equity Affiliates

Income from equity affiliates in 2022 and 2021 primarily reflects income from our investment in a residential mortgage banking business of $6.4 million and $32.7 million, respectively, as well as $11.0 million in distributions received from our Lexford joint venture in 2022 and $2.6 million in 2022 from an equity participation interest on a property that was sold. The higher income in 2021 from the residential mortgage banking business was driven by the historically low interest rates and strength in the residential housing market during COVID-19.

Provision for Income Taxes

In the nine months ended September 30, 2022, we recorded a tax provision of $13.2 million, which consisted of a current tax provision of $21.0 million and a deferred tax benefit of $7.8 million. In the nine months ended September 30, 2021, we recorded a tax provision of $33.4 million, which consisted of current and deferred tax provisions of $22.7 million and $10.7 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units issued as part of the Acquisition. There were 16,293,589 OP Units and 16,325,095 OP Units outstanding at September 30, 2022 and 2021, respectively, which represented 8.7% and 10.2% of our outstanding stock at September 30, 2022 and 2021, respectively.

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

The COVID-19 pandemic has contributed to adverse economic and market conditions, including significant disruptions in global supply chains and labor shortages, impacting many industries while adding to broader inflationary pressures and rising interest rates. We are monitoring the COVID-19 pandemic and its impact on our financing sources, borrowers and their tenants, and the economy as a whole. To the extent that our financing sources, borrowers and their tenants continue to be impacted by the pandemic and its impact, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

As described in Note 9, certain of our repurchase facilities include margin call provisions associated with changes in interest spreads which are designed to limit the lenders credit exposure. If we experience significant decreases in the value of the properties serving as collateral under these repurchase agreements, which is set by the lenders based on current market conditions, the lenders have the right to require us to repay all, or a portion, of the funds advanced, or provide additional collateral.

We had $13.94 billion in total structured debt outstanding at September 30, 2022. Of this total, $9.81 billion, or 70%, does not contain mark-to-market provisions and is comprised of non-recourse CLO vehicles, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2023, or later. The remaining $4.13 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

As of October 31, 2022, we had approximately $500.0 million in cash and $375.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $27.07 billion agency servicing portfolio at September 30, 2022, which is mostly prepayment protected and generates approximately $115.0 million per year in recurring cash flow.

At September 30, 2022, we had $43.9 million of securities financed with $24.4 million of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $811.1 million during the nine months ended September 30, 2022 and consisted primarily of net cash inflows of $466.6 million as a result of loan sales exceeding loan originations in our Agency Business and net income of $247.1 million, as well as certain other non-cash net income adjustments.

Cash flows used in investing activities totaled $2.82 billion during the nine months ended September 30, 2022. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $5.42 billion, net of payoffs and paydowns of $2.30 billion and proceeds from the sale of $397.3 million of structured loans, resulted in net cash outflows of $2.72 billion.

Cash flows provided by financing activities totaled $2.43 billion during the nine months ended September 30, 2022 and consisted primarily of net proceeds of $2.08 billion from CLO activity, $390.2 million of proceeds from the issuance of common and preferred stock, net cash inflows of $149.2 million from debt facility activities (financed loan originations were greater than facility paydowns) and $86.8 million from convertible senior notes activity, partially offset by $234.5 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at September 30, 2022. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $50.0 million and $18.9 million of cash collateral. See Note 13 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all of our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	September 30, 2022
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$6,624,043	$4,130,804	$2,493,239	2022 - 2025
Collateralized loan obligations (3)	8,009,329	8,009,329	—	2022 - 2027
Senior unsecured notes	1,295,750	1,295,750	—	2023 - 2028
Convertible senior unsecured notes	353,608	353,608	—	2022 - 2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	16,437,066	13,943,827	2,493,239

Agency Business
Credit and repurchase facilities (4)	2,150,622	512,107	1,638,515	2022 - 2024
Consolidated total	$18,587,688	$14,455,934	$4,131,754
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral at September 30, 2022.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

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

	Quarterly Average	End of Period	Maximum UPB at
Quarter Ended	UPB	UPB	Any Month-End
September 30, 2022	$4,534,744	$4,642,911	$4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785
December 31, 2021	3,771,684	4,493,699	4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At September 30, 2022, we had no off-balance sheet arrangements.

Inflation. The Federal Reserve has raised interest rates in 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on LIBOR or SOFR. Additionally, a greater portion of our debt is fixed-rate, as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

Contractual Obligations. During the nine months ended September 30, 2022, the following significant changes were made to our contractual obligations disclosed in our 2021 Annual Report:

●	issued $287.5 million of 7.50% Convertible Notes, and used $203.1 million of the proceeds to repurchase a portion of our 4.75% Convertible Notes;
●	closed new CLOs issuing $2.52 billion of investment grade notes and unwound a CLO redeeming $441.0 million of outstanding notes;

●	closed a Private Label securitization totaling $489.3 million; and
●	entered into new and modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at September 30, 2022.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2022, there were no material changes to these policies, except for the adoption of ASU 2020-06 described in Note 2.

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

Distributable earnings is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income attributable to common stockholders	$62,710	$72,804	$196,678	$211,409
Adjustments:
Net income attributable to noncontrolling interest	6,002	8,347	19,811	26,806
Income from mortgage servicing rights	(19,408)	(32,453)	(52,287)	(95,688)
Deferred tax (benefit) provision	(5,407)	6,256	(7,833)	10,692
Amortization and write-offs of MSRs	26,555	23,757	81,850	62,088
Depreciation and amortization	2,666	2,705	7,846	8,137
Loss on extinguishment of debt	3,262	—	4,612	1,370
Provision for credit losses, net	2,708	(9,867)	10,254	(18,210)
Loss on derivative instruments, net	22,925	1,492	18,472	1,484
Stock-based compensation	3,085	2,612	12,327	7,986
Loss on redemption of preferred stock	—	—	—	3,479
Distributable earnings (1)	$105,098	$75,653	$291,730	$219,553

Diluted weighted average shares outstanding - GAAP (1)	205,865,016	160,270,905	195,529,340	152,691,461
Less: Convertible notes dilution (2)	(18,815,399)	—	(16,355,146)	—
Diluted weighted average shares outstanding - distributable earnings (1)	187,049,617	160,270,905	179,174,194	152,691,461

Diluted distributable earnings per share (1)	$0.56	$0.47	$1.63	$1.44
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)	Beginning in the first quarter of 2022, the diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior note’s principal balance. Excluding the effect of a potential conversion in shares until a conversion occurs is consistent with past treatment and other unrealized adjustments to distributable earnings.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2021 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2021. The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming hypothetical instantaneous increases of 50 basis points and 100 basis points in LIBOR, SOFR, or other applicable index rate (collectively referred to as the “Index Rates” below). Since it is unlikely that the Index Rates will decrease in the near future as a result of the current economic environment, we have excluded the impact of decreases in the Index Rates.

	Assets (Liabilities)
	Subject to Interest	50 Basis Point	100 Basis Point
	Rate Sensitivity (1)	Increase	Increase

Interest income from loans and investments	$14,989,643	$72,633	$145,265
Interest expense from debt obligations	(13,943,827)	61,647	123,294
Impact to net interest income (2)		$10,986	$21,971
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.

(2)	The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At September 30, 2022, we had $2.85 billion of cash, restricted cash and escrows, which is earning interest at a weighted average rate of approximately 2.30%, or approximately $65 million annually. The interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may not change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at September 30, 2022 would have resulted in a gain of $4.4 million and $8.6 million, respectively, in the nine months ended September 30, 2022, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $4.6 million and $9.5 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $18.2 million at September 30, 2022, while a 100 basis point decrease would increase the fair value by $19.3 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 13.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2021 Annual Report.

Item 6.         Exhibits

Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

4.1	Indenture, dated as of August 5, 2022, between Arbor Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	08/05/22

4.2	Form of 7.50% Convertible Senior Notes due 2025 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto)	8-K	4.2	08/05/22

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14, filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2022, filed on November 4, 2022, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: November 4, 2022	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: November 4, 2022	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer