Form 10-K
period 2022-12-31
ARBOR REALTY TRUST INC
filed 2023-02-17
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2022 (computed based on the closing price on such date as reported on the NYSE) was $2.13 billion. As of February 10, 2023, the registrant had 179,818,642 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed on or before April 30, 2023, are incorporated by reference into Part III of this report.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic, macroeconomic and geopolitical conditions generally, and the real estate market specifically, in particular, due to the severity and duration of the novel coronavirus (“COVID-19”) pandemic; the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; inflation; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

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

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental (“SFR”) and commercial real estate markets, primarily consisting of bridge loans, in addition to mezzanine loans, junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization (“APL certificates”).

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

Business Objectives and Strategy

We have an annuity-based business model that drives our diversified income streams to produce consistent earnings growth and to maximize the total return to our stockholders. In our Structured Business, our primary focus is on maximizing the interest margin on our loans (yield on investments less cost to finance investments) and growing our loan portfolio which also provides a pipeline to growth in our Agency/GSE servicing portfolio. In our Agency Business, our primary focus is growing the fees generated from our origination platform and the stable earnings associated with our servicing portfolio. Our primary objectives are to generate cash available for distribution and facilitate capital appreciation, which we believe can be achieved through the following investment strategies.

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

Execute Transactions Rapidly. We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that our rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available and that our ability to structure flexible terms and close loans quickly gives us a competitive advantage.

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

SFR Portfolio Financing. We offer various financing products to borrowers who are looking to acquire conventional, workforce and affordable single-family rental housing. These borrowers are usually looking to purchase properties to hold for the long-term with permanent financing or acquire investments to develop with bridge, build-to-rent or line of credit financing options.

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

Preferred Equity Investments. We provide financing by making preferred equity investments in entities that directly or indirectly own real property. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, such as in mezzanine financing, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, we typically become a member in the ownership entity. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Through our Agency Business, we focus primarily on the following investment types:

GSE and HUD Agency Lending. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 22 lenders approved as a Freddie Mac Multifamily Conventional Loan lender for multifamily, manufactured, student, affordable and certain seniors housing properties, one of 12 participants in the Freddie Mac SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. We underwrite, originate, sell and service multifamily mortgage loans across the U.S. through the GSE and HUD programs and also originate and sell loans through the conduit markets. Our focus is primarily on small balance loans.

Private Label. We underwrite, originate and service permanent financing loans underwritten using similar guidelines of our existing agency loans sold to the GSEs. We pool and securitize the Private Label loans and sell certain certificates in the securitizations to third-party investors, while retaining the APL certificates.

SFR Fixed Rate. We underwrite, originate and service long-term permanent fixed rate loans on SFR properties. The loans are subsequently sold to third-party investors while retaining mortgage servicing.

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

Structured Business Portfolio Overview

Loan and investment portfolio product type and asset class information at December 31, 2022 is as follows ($ in thousands):

					Wtd. Avg.
				Wtd. Avg.	Remaining Months
Type	Asset Class	Number	Unpaid Principal	Pay Rate (1)	to Maturity
Bridge Loans	Multifamily	436	$12,830,999	8.20%	20.4
	Single-Family Rental	241	927,373	9.00%	18.1
	Land	7	118,595	0.12%	0.5
	Office	2	70,410	4.02%	7.3
	Healthcare	2	65,627	9.60%	0.0
	Hotel	1	40,850	9.02%	0.6
	Student Housing	1	25,700	9.02%	10.5
	Retail	2	16,500	8.13%	21.8
		692	14,096,054	8.17%	19.8
Mezzanine Loans	Multifamily	40	194,621	8.66%	68.1
	Other	4	18,878	2.59%	10.8
		44	213,499	8.13%	63.1
Preferred Equity	Multifamily	4	91,300	9.25%	41.3
	Other	4	19,425	—%	29.0
		8	110,725	7.63%	39.2
Other	Single‑Family Rental	3	35,845	8.76%	32.8
Total		747	$14,456,123	8.17%	20.6
(1)	“Weighted Average Pay Rate” is a weighted average, based on each loan’s unpaid principal balance (“UPB”), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.42%.

Loan and investment portfolio asset class and geographic concentration information at December 31, 2022 is as follows ($ in thousands):

			Geographic
Asset Class	UPB	Percentage	Concentrations	UPB	Percentage
Multifamily	$13,116,920	91%	Texas	$3,246,422	22%
Single-Family Rental	963,218	7%	Florida	2,072,269	14%
Land	136,028	1%	Georgia	1,298,274	9%
Office	80,035	1%	North Carolina	924,813	6%
Healthcare	65,627	< 1%	New York	682,590	5%
Hotel	40,850	< 1%	Other (1)	6,231,755	44%
Other	53,445	< 1%	Total	$14,456,123	100%
Total	$14,456,123	100%
(1)	No other individual state represented 4% or more of the total.

The overall yield on our loan and investment portfolio in 2022 was 6.26% on average assets of $14.38 billion, which was computed by dividing the interest income earned during 2022 by the average assets during 2022. Our cost of funds in 2022 was 4.07% on average borrowings of $13.24 billion, which was computed by dividing the interest expense incurred during 2022 by the average borrowings during 2022. At December 31, 2022, our loan and investment portfolio were comprised of 97% floating rate loans and 3% fixed rate loans.

We also own unconsolidated investments in equity affiliates totaling $79.1 million, which consists primarily of a joint venture formed to invest in a residential mortgage banking business and an investment in a multifamily-focused commercial real estate investment fund.

Agency Business Lending and Servicing Overview

One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs, as well as our SFR fixed rate product, are generally sold within 60 days from the loan origination date, while our Private Label loans are pooled and generally expected to be sold and securitized within 180 days of loan origination. Our loan activity in 2022 was comprised of originations totaling $4.77 billion, sales totaling $5.44 billion and commitment volume totaling $5.15 billion. Our gains and fees as a percentage of our loan sales volume (“sales margin”) was 134 basis points for 2022.

We also retain the mortgage servicing rights (“MSRs”) on substantially all loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume (“MSR rate”) was 135 basis points for 2022.

Agency Business servicing portfolio product and geographic concentration information at December 31, 2022 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
					Wtd. Avg.
				Wtd. Avg.	Life of
			Percent	Servicing Fee	Servicing		UPB
	Loan		of	Rate	Portfolio		Percentage
Product	Count	UPB (1)	Total	(basis points)	(years)	State	of Total
Fannie Mae	2,460	$19,038,124	68%	50.2	8.0	Texas	11%
Freddie Mac	1,214	5,153,207	18%	25.0	9.0	New York	11%
Private Label	130	2,074,859	8%	18.5	7.6	California	8%
FHA	96	1,155,893	4%	14.9	19.5	North Carolina	8%
Bridge	4	301,182	1%	12.5	1.7	Georgia	6%
SFR - Fixed Rate	53	274,764	1%	19.8	6.0	Florida	5%
Total	3,957	$27,998,029	100%	41.1	8.6	New Jersey	5%
						Illinois	4%
						Other (2)	42%
						Total	100%
(1)	Excludes loans in which we are not collecting a servicing fee.
(2)	No other individual state represented 4% or more of the total.

Operations

The following describes our lending and investment process for both our Structured and Agency Businesses.

Origination. We have a network of sales and support offices in California, Florida, Georgia, Indiana, Maryland, Massachusetts, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Texas that staff approximately 26 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office can offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

Underwriting and Risk Management. Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines below to determine the loan’s conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines require evaluation of the following:

●	The borrower and each person directing a borrowing entity’s activities (a “key principal”), including a review of their experience, credit, operating, bankruptcy and foreclosure history;
●	Historic and current property revenues and expenses;
●	Potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;
●	Property location, its attributes and competitive position within its market;
●	Proposed ownership structure, financial strength and real estate experience of the borrower and property management;
●	Third-party appraisal, environmental review, flood certification, zoning and engineering studies;
●	Market assessment, including property inspection, review of tenant lease files, surveys of comparable properties and an analysis of area economic and demographic trends;
●	Review of an acceptable mortgagee’s title policy and an “as built” survey;
●	Construction quality of the property to determine future maintenance and capital expenditure requirements;
●	The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and
●	For any application for one of our Agency products, we will underwrite the loan to the relevant agency or Company guidelines.

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

Servicing. We service all loans and investments through our internal loan servicing department in Tonawanda, New York. Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. The servicing group works closely with our asset management group to ensure the appropriate level of customer service and monitoring of loans.

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

Our Structured Business investments are financed primarily by collateralized loan obligations (“CLOs”) and credit and repurchase facilities with institutional lenders. We also finance the business through public and private offerings of our equity and debt, including common and preferred stock issuances, senior and convertible debt instruments and other loan securitization arrangements, when it appears advantageous to do so.

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

Credit Risk Management Policy. We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We, including our chief credit officer and our asset management group, review and monitor credit risk and other risks of loss associated with each investment. In addition, within our primary business line of financing multifamily assets, we seek to diversify our portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. Our Board of Directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

We enter into hedging transactions to protect our investment portfolio from interest rate and credit risk exposures. These transactions may include interest rate and credit default swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is worthwhile.

Disposition Policies. We evaluate our Structured Business portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds for debt reduction, additional originations, or working capital purposes.

Equity Capital Policies. Subject to applicable law, our Board of Directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities and convertible debt instruments, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock or units of partnership interest in our operating partnership in connection with acquisitions. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our Board of Directors.

Conflicts of Interest Policies. We, our executive officers, and Arbor Commercial Mortgage, LLC (“ACM”) face conflicts of interests because of our relationships with each other and the way in which our business is structured. ACM has approximately 7% of the voting interest in our stock at December 31, 2022. Our chairman and chief executive officer also serves as the chief executive officer of ACM, beneficially owns approximately 35% of the outstanding membership interests of ACM and controls all voting interests in ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. In addition, our chief financial officer, our treasurer and some of our counsel also perform similar roles for ACM, and another of our executive officers’ acts as the general counsel of ACM. Our chief executive officer, one of our directors and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.

We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:

●	Our charter requires that a majority of our Board of Directors be independent directors and that only independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers; and
●	Decisions concerning our participation in any transaction with ACM, or its affiliates, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved or ratified by a majority of our independent directors.

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

Human Capital

At December 31, 2022, we employed 630 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

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

Our compensation and benefit programs aim to attract, retain, and motivate employees to achieve superior results. We provide employee wages that are competitive and consistent with employee positions, skill levels, knowledge, and location. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon promotion and/or internal transfer. All employees are eligible for health insurance, including mental health coverage, prescription drug benefits, dental and vision insurance, flexible spending accounts, paid and unpaid leaves, disability/accident coverage and participation in a 401K plan. We also have a flexible telecommuting policy, which allows eligible employees to work remotely one day per week.

To assess and improve employee retention and engagement, we conduct periodic employee surveys and take actions designed to address areas of employee concerns. We believe the combination of competitive compensation, career growth and development opportunities, including promoting employees from within, have helped manage our employee tenure and voluntary turnover.

Corporate Governance and Internet Address

Effective February 15, 2023, our Board of Directors approved and adopted the amended and restated bylaws. The bylaws include revisions to Article II, Section 1 to clarify that all meetings of stockholders may be held partially or solely by means of remote communication. The prior bylaws mandated that all meetings of stockholders be held at a physical location. There were also a number of other changes made that were deemed necessary to conform to the Securities and Exchange Commission’s (“SEC”) universal proxy rules. The foregoing description of the bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the bylaws, a copy of which is attached hereto as Exhibit 3.9.

Our internet address is www.arbor.com. All our filings with the SEC are made available free of charge through our website, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the key committees of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

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

Risk Factor Summary

Risks Related to Our Business. The ongoing COVID-19 pandemic has caused severe disruptions to the United States and global economy and may have an adverse impact on our business, results of operations and financial condition.

An economic slowdown, a lengthy or severe recession, declining real estate values, or changes in interest rates, including the continued transition from LIBOR, could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate and/or we experience a turbulent economic environment, we will likely: (1) experience increases in loan loss reserves and other impairments; (2) encounter difficulty estimating loan loss reserves; and (3) experience a decline in loan repayments. If we are unable to invest excess capital on acceptable terms, or at all, it would likely result in a declining portfolio and would adversely affect the returns from our investments and our operating results.

The real estate investment business is highly competitive, and our success depends on our ability to compete, including attracting and retaining qualified loan originators to grow and maintain our relationships with key customers and with the GSEs, U.S. Department of HUD and institutional investors.

Our business is subject to risk of loss in connection with defaults on loans, failed loan deliveries to GSEs and potential requirements to repurchase loans already sold to GSEs or other issuers of securitizations for a breach of representations or warranties. If we fail to act proactively with delinquent borrowers in an effort to avoid defaults, the number of delinquent loans could increase, which could have a material adverse effect on us.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

A significant portion of our Agency Business’s revenue is derived from loan servicing fees. Any declines in the value of our servicing portfolio, including agreement terminations from breaches of servicing agreements, or a reduction in the fees paid for servicing the loans could have a material adverse effect on our results of operations and liquidity.

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

General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (1) volatility in our stock price; (2) losses of key personnel with long standing business relationships; (3) adverse resolutions of lawsuits; (4) future terrorist attacks; and (5) changes to laws and regulations , including environmental, social and governance matters.

Risks Related to Our Business

The ongoing COVID-19 pandemic has caused severe disruptions to the United States and global economy and to our business and may continue to have an adverse impact on our business, results of operations and financial condition.

The ongoing effects of the COVID-19 pandemic have caused significant disruptions to the U.S. and global economies. Although vaccine availability and usage have continued to increase, which has led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. In addition, new strains of COVID-19 continue to emerge, which may cause governments and businesses to re-impose aggressive measures to help slow its spread, making the future impact difficult to predict.

More particularly, the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are as follows:

●	During the onset of the pandemic, we experienced, and may experience in the future:
o	declines in the value of our assets, including our loan and securities portfolios, which could result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets;
o	an increase in payment delinquencies from our borrowers resulting in additional credit losses; and
o	an increase in the cost to obtain financing and other adverse effects of obtaining financing under terms and conditions that are less favorable to us, and if conditions worsen, could prevent us from obtaining financing at all;
●	In the event of any forced sales of the securities and other assets that secure our repurchase and other financing arrangements, such sales may be on terms less favorable to us than might otherwise be available under normal conditions, which could result in losses;
●	Disruptions in the credit markets have had, and may continue to have, a negative impact our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations; and
●	To the extent conditions worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

Since the current expected credit loss (“CECL”) methodology for the recognition of credit losses estimates losses for the life of our investment, our financial results may be negatively affected when weak or deteriorating economic conditions are forecasted, which generally results in increases in estimated credit losses under CECL. As a result of factoring in the ongoing macroeconomic effects of the COVID-19 pandemic to the forecast models used to estimate our credit losses, we may experience continued volatility in our future provisions for credit losses.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. There are no comparable recent events that provide guidance as to the effect of COVID-19 as a global pandemic may have, other than what has transpired to date, and as a result, its ultimate impact on our operations and financial results remains highly uncertain and subject to change.

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

Loan repayments are a significant source of liquidity for us. If borrowers are unable to refinance loans at maturity, the loans could go into default and the liquidity that we expect to receive from such repayments may not be available. Further, in the event the commercial real estate finance market deteriorates, borrowers that have extension rights will be more likely to exercise such rights, which will further delay our ability to access liquidity through repayments.

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

A significant portion of our loans and borrowings in our business are variable-rate instruments. While some elements of our business may benefit from rising rates, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses, which could adversely affect our liquidity and operating results, and such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities. In addition, as interest rates rise, it is likely that income from our investment in a residential mortgage banking business would be adversely affected, since rising rates generally decrease the demand for residential real estate loans and the number of loan originations.

In 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published and will no longer be representative after June 30, 2023. This coincides with an announcement made by the ICE Benchmark Administration Limited indicating that it would have to cease publication of LIBOR tenors immediately after the last publication on June 30, 2023, as a result of not having access to necessary input data to calculate such LIBOR tenors. Therefore, the Federal Reserve, along with the Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency issued supervisory guidance encouraging financial institutions to cease entering into new contracts that are indexed off U.S. dollar LIBOR by December 31, 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”).

In connection with such recommendations and developments, all variable rate loans originated by us beginning January 1, 2022 have been indexed to SOFR. In addition, all of our historical loan origination contracts and credit facility agreements include provisions for determining an alternative base rate in the event that LIBOR is discontinued. Such provisions provide for a transition, upon the occurrence of certain triggers, to a SOFR-based interest rate or, under certain circumstances, interest rates based on another benchmark to be determined, together in each case with certain spread adjustments and other changes necessary to implement such replacement benchmark. We have an internal task force to oversee the coordination of our transition from LIBOR, which includes evaluating and mitigating the risks associated with the transition. Key areas of focus for the task force include managing the transition for legacy transactions, updating agreements and contracts that use LIBOR as a reference rate, modifying policies and procedures to account for the transition, communicating with our internal and external stakeholders, and preparing for the risks associated with such transition. Notwithstanding our efforts, the transition away from LIBOR may ultimately have a material adverse effect on our business, financial condition and results of operations, including the result of changes in interest rates payable to us by our borrowers or payable by us to our lenders.

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

In our Structured Business, we may invest in preferred equity investments, which involve a higher degree of risk than traditional mortgage financing. Such investments are usually subordinate to other loans and are not secured by the property underlying the investment. Should the issuer default on our investment, we can only proceed against the entity in which we have an interest, and not the underlying property. As a result, we may not recover some or all of our investment.

We may invest in mezzanine loans which are subject to a greater risk of loss than loans secured by a first priority mortgage lien.

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

The loss of, or changes in, our Agency Business’s relationships with the GSEs, U.S. Department of HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

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

Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae’s prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can increase our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. At December 31, 2022, the Agency Business had pledged $64.4 million in restricted liquidity as collateral against future losses under $19.04 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. At December 31, 2022, the Agency Business’s allowance for loss-sharing balance was $57.2 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a to default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.

Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. At December 31, 2022, this requirement totaled $64.4 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae. Our current letter of credit facility expires in September 2025. The facility is collateralized by the cash flow generated from the Agency Business’s Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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

The Agency Business’s results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans , lower their servicing fees or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae originations, loans are generally sold as Fannie Mae insured securities to third-party investors. For HUD originations, loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

A significant portion of our Agency Business’s revenue is derived from loan servicing fees and declines in, or terminations of, servicing engagements, or breaches of servicing agreements, could have a material adverse effect on us.

We expect that loan servicing fees will continue to represent a significant portion of our Agency Business’ revenues. These fees are primarily derived from loans that have been originated by us and sold through GSE and HUD programs. A decline in the number or value of loans that the Agency Business originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee, which may not compensate us fully for the loss of the future servicing revenue. The Agency Business is also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide required notices. If we fail to perform, or we breach our servicing obligations to the GSEs or HUD, our servicing engagements may be terminated. Declines in or terminations of servicing engagements or breaches of such obligations could materially and adversely affect our financial results.

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

We must make certain representations and warranties concerning each loan we originate for GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the GSEs or HUD and certain laws and regulations; the underlying mortgage represents a valid first lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value.

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

We have financed, and, if the opportunities exist in the future, we may continue to finance certain investments in our Structured Business through the issuance of CLOs. During the period we are acquiring investments for eventual long-term financing through CLOs, we have typically financed these investments through credit and repurchase agreements. We are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CLO issuance. In addition, conditions in the debt capital markets may make the issuance of CLOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CLO transaction on terms favorable to us or at all. If we are unable to issue a CLO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

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

As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or B Piece bonds in our securitized debt transactions, this could reduce our returns on these transactions.

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

We have financed, and, if the opportunities exist in the future, we may continue to finance, certain investments outside of the U.S. Financing investments in foreign locations may expose us to additional risks not typically inherent in the U.S. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets, the lack of available information, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Our Agency Business is subject to federal, state and local laws and regulations, and the regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires the Agency Business to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk sharing). Fannie Mae also requires its DUS lenders to maintain collateral, which may include pledged securities, for their risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

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

Current laws and regulations impose qualification and licensing obligations on our business, in addition to imposing requirements and restrictions affecting, among other things: loan originations, interest rates, finance and other fees that we may charge, disclosures to borrowers, the terms of secured transactions, collection, repossession and claims handling procedures, personnel qualifications and other trade practices. Our business is also subject to inspection by certain state regulatory authorities. Any failure to comply with these requirements could result in a variety of consequences, including, but not limited to the loss of the licensure required to originate, sell, or service loans, the inability to procure additional approvals or licenses, the inability to enforce our contracts, and administrative enforcement actions.

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

Conservatorships of the GSEs

The Federal Housing Finance Agency (“FHFA,”) the GSEs’ regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether they will continue to exist following conservatorship. In 2014, the FHFA released its strategic plan for the GSEs, in which it changed its goal of “contraction” of the GSEs’ multifamily businesses to “maintaining” the businesses.

Housing Finance Reform

In the past, federal legislation has been proposed to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs’ activities prior to being wound down or placed into receivership. It is unclear at this time what the Biden administration’s views are with respect to the future of the GSEs.

We expect Congress will continue to consider housing finance reform, including conducting hearings and considering legislation that could alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

In November 2022, the FHFA announced that its 2023 loan origination caps for Fannie Mae and Freddie Mac will be $75 billion for each enterprise for a total opportunity of $150 billion (the “2023 Caps”), which has decreased from its 2022 loan origination caps of $78 billion for each enterprise. The FHFA has stated that they will continue to monitor the market and reserves the right to increase the 2023 Caps if warranted, however, they will not reduce the 2023 Caps if the market is smaller than initially projected. The 2023 Caps will continue to apply to all multifamily business, have no exclusions, and mandate that 50% be directed towards mission driven, affordable housing. The FHFA has removed the requirement that at least 25% be affordable to residents at or below 60% of area median income (“AMI”) to reduce inconsistencies with their housing goals regulation. Further, the FHFA has changed certain definitions of mission driven affordable housing and also allows loans to finance energy or water efficiency improvements with units affordable at or below 80% of AMI to be classified as mission-driven, up from 60% AMI in 2022. This increase will allow the GSEs to expand their effort on energy and water conservation measures at workforce housing properties. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

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

Risks Related to Our Corporate and Ownership Structure

ACM and our chief executive officer have significant influence over our policies and strategies.

Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 7% of the voting power of our outstanding stock at December 31, 2022. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 7% of the voting power of our outstanding stock at December 31, 2022. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

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

Our Board of Directors is divided into three classes of directors. The current terms of the Class II, Class III and Class I directors will expire in 2023, 2024 and 2025, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

As REITs, we and our subsidiary, Arbor Realty SR, Inc. (“ARSR”) generally may not directly hold certain assets and conduct certain operations in connection with the Agency Business. As a result, we are holding those assets and operations through taxable REIT subsidiaries (each, a TRS) of ARSR, which are subject to corporate income tax. Moreover, under the REIT asset tests, no more than 20% of our total gross assets may consist of the stock or other securities of one or more TRSs. In addition, although dividends payable by TRSs constitute qualifying income for purposes of the 95% REIT gross income test, they are non-qualifying income for purposes of the 75% REIT gross income test. Accordingly, if the value of our Agency Business or the income generated thereby increases relative to the value of our other, REIT-compliant assets and income, we or ARSR may fail to satisfy one or more of the Internal Revenue Code requirements applicable to REITs. Although the Agency Business is not expected to adversely affect our ability, or that of ARSR, to continue to qualify as a REIT in the future, no assurances can be given in that regard.

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

The Tax Cuts and Jobs Act enacted in 2017 made substantial changes to the Internal Revenue Code. Among those changes for corporations, beginning in 2018, the corporate federal tax rate (which impacts our TRS) was reduced from 35% to 21%; various deductions were eliminated or modified, including substantial limitations on the deductibility of interest; and the deductions of net operating losses became subject to certain additional limitations. Ordinary dividends paid by a REIT (including dividends that we pay that are not capital gain dividends or “qualified dividend income”) are generally eligible for a 20% deduction from the applicable marginal rate. Therefore, the top marginal rate on such dividends is generally 29.6% (80% of the top marginal rate of 37%).

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

The Inflation Reduction Act of 2022 (“IRA”) enacted in August 2022 introduced various new provisions to the Internal Revenue Code. Among those new provisions affecting corporations include the corporate book minimum tax and an excise tax on net stock repurchases effective January 1, 2023. As REITs, we and our subsidiary, ARSR are exempt from these provisions. While such provisions may be applicable to our TRSs, we currently do not expect the IRA to have a material impact on our consolidated financial statements.

Furthermore, certain provisions of the recently enacted legislations, including the IRA, may still require guidance through the issuance of treasury regulations in order to assess their full scope and impact to us. There may be a substantial delay before the issuance of such treasury regulations, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be further technical corrections legislation proposed with respect to the provisions of the recently enacted legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders.

General Risks

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to a number of factors beyond our control, including (1) the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies, (2) our financial performance, (3) coordinated buying and selling activity by market participants, including market manipulation, (4) publication of information in the media, including online blog and social media about our Company by third parties, and (5) general stock and bond market conditions.

The market value of our stock is based primarily on the market’s perception of our growth potential and our current and future earnings and dividends. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. If our future earnings or dividends are less than expected, it is likely that the market price of our common stock will diminish.

At times, stock markets experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations may be unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our common stock. If the market price of our common stock declines, you may not realize any return on your investment and may lose some or all of your investment.

Companies that experience volatility in the market price of their stock may be subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could also harm our business.

We depend on key personnel for our future success, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, on our ability to hire and retain a sufficient number of qualified personnel, including our executive officers. The nature of our executive officers’ experience and the extent of the relationships they have developed with owners of multifamily and commercial properties and financial institutions are important to our success. We cannot assure their continued employment as our officers. The loss of services of certain of our executive officers could harm our business and prospects.

The adverse resolution of a lawsuit could have a material adverse effect on our financial condition and results of operations.

The adverse resolution of litigation brought against us or any of our assets could have a material adverse effect on our financial condition and results of operations. See Note 14 for information on litigation matters.

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

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other stakeholders, or if we are unable to achieve acceptable ESG ratings from third-party rating services. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation or threats thereof.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal corporate offices are located in leased space at 333 Earle Ovington Boulevard, Uniondale, New York, 11553.

Item 3. Legal Proceedings

Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 8, 2023, there were 126,854 record holders of our common stock, including persons holding shares in broker accounts under street names.

We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our REIT-taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.

Stockholder Return

The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT All REITs Index and the NAREIT Mortgage REITs Index for the five-year period from December 31, 2017 to December 31, 2022. The graph assumes a $100 investment on January 1, 2018, and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from 2023 Russell Investment Group.

Total Return Performance

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Arbor Realty Trust, Inc	100.00	129.86	201.63	221.89	309.36	245.34
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
FTSE Nareit Mortgage REITs	100.00	97.48	118.27	96.07	111.09	81.53
FTSE Nareit All REITs	100.00	95.90	122.82	115.62	161.73	121.13

In accordance with SEC rules, this “Stockholder Return” section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the sections of this report entitled “Forward-Looking Statements” and”Risk Factors,” along with the historical consolidated financial statements including related notes, included in this report.

Overview

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, SFR and commercial real estate markets, primarily consisting of bridge loans, in addition to mezzanine loans, junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

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

Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. When interest rates rise, the income from these investments can be significantly and negatively impacted, particularly from our investment in a residential mortgage banking business, since rising interest rates generally decrease the demand for residential real estate loans. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.

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

COVID-19 Impact. The ongoing effects of COVID-19 created significant disruptions to the U.S. and global economies, which could continue a period of global economic slowdown. Although vaccine availability and usage have continued to increase, which has led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. Although we have not been significantly impacted by COVID-19 to-date, the impact of COVID-19 on companies continues to evolve, and the extent and duration of the economic fallout from this pandemic to our business, particularly rising inflation, increasing interest rates and dislocation in capital markets, remains unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.

Significant Developments During 2022

Financing and Capital Markets Activity.

●	Closed two collateralized securitization vehicles (CLO 18 and 19) totaling $3.10 billion, of which $2.53 billion of investment grade notes were issued to third-party investors and $387.3 million of below investment-grade notes and a $187.1 million equity interest in the portfolio were retained by us;
●	Closed a $489.3 million Private Label securitization and retained the most subordinate certificates totaling $43.4 million;
●	Closed our first Freddie Mac Q Series securitization totaling $315.8 million and retained certain subordinate and interest-only certificates totaling $79.0 million;
●	Raised $485.8 million of capital from the issuances of common stock and an additional issuance of Series F preferred stock;
●	Raised $426.9 million from the issuance of our 7.50% convertible notes and 8.50% senior unsecured notes and used a significant portion to repay existing debt;
●	Increased our Structured Business warehouse capacity by $1.80 billion; and
●	Unwound CLO 10, redeeming $441.0 million of outstanding notes, which were repaid from refinancing the remaining assets within CLO 18 and cash held by CLO 10.

Structured Business Activity.

●	Grew our structured loan and investment portfolio 19% to $14.46 billion on loan originations totaling $6.15 billion, partially offset by loan runoff totaling $3.82 billion;
●	Loan runoff included the sale of four bridge loans at par with an aggregate UPB of $296.9 million;
●	Sold a $110.5 million loan at a discount for $102.2 million, releasing $66.3 million of capital for investment and recognized a $9.2 million loss. We have the potential to recover up to $2.8 million depending on the future performance of the loan;
●	Within our equity investments, we received cash distributions totaling $37.4 million, including $23.8 million (recognized as a return of capital) from our residential mortgage venture and $11.1 million (recognized as income) from our Lexford venture. We also recorded $4.9 million of income from our residential mortgage venture, received a $2.6 million equity participation interest and recorded a $2.4 million other-than-temporary impairment (see Note 8); and
●	Agreed to a $7.4 million settlement on the Extended Stay litigation (see Note 14).

Agency Business Activity.

●	Loan originations and sales totaled $4.77 billion and $5.44 billion, respectively; and
●	Grew our fee-based servicing portfolio 4%, or $1.04 billion, to $28.00 billion.

Dividend. We raised our quarterly common dividend three times during 2022 to an annual run rate of $1.60 per share, representing an 8% increase over the prior year.

Current Market Conditions, Risks and Recent Trends

As discussed throughout this report, the ongoing COVID-19 pandemic continues to impact the global economy in unprecedented ways, causing significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. Although vaccine availability and usage have continued to increase, which has led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. Although we have not been significantly impacted by COVID-19 to-date, adverse economic conditions have resulted, and may continue to result, in rising interest rates, dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could have a significant impact on our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The Federal Reserve has raised interest rates throughout 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the first half of 2023, potentially even longer. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR or LIBOR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.

We have been very successful in raising capital through various vehicles to grow our businesses. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity. Tightening liquidity conditions in equity and capital markets affect the availability and cost of capital and the increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms. Periods of volatility and dislocation in the capital markets, as observed recently, could limit our ability to grow our Structured Business since this business is more reliant on the capital markets to grow, but can also present us with unique avenues to participate in other lower cost financing options and build on existing, and create new, relationships with lenders. Since our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, tightening liquidity conditions in equity and capital markets should not have a substantial impact on our ability to grow this business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2022, the FHFA announced that its 2023 Caps for Fannie Mae and Freddie Mac will be $75 billion for each enterprise for a total opportunity of $150 billion, which has decreased from its 2022 loan origination caps of $78 billion for each enterprise. The FHFA has stated that they will continue to monitor the market and reserves the right to increase the 2023 Caps if warranted, however, they will not reduce the 2023 Caps if the market is smaller than initially projected. The 2023 Caps will continue to apply to all multifamily business, have no exclusions, and mandate that 50% be directed towards mission driven, affordable housing. The FHFA has removed the requirement that at least 25% be affordable to residents at or below 60% of AMI to reduce inconsistencies with their Housing Goals regulation. Further, the FHFA has changed certain definitions of mission driven affordable housing and also allows loans to finance energy or water efficiency improvements with units affordable at or below 80% of AMI to be classified as mission-driven, up from 60% AMI in 2022. This increase will allow the GSEs to expand their effort on energy and water conservation measures at workforce housing properties. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets – Comparison of balances at December 31, 2022 to December 31, 2021:

Our Structured loan and investment portfolio balance was $14.46 billion and $12.16 billion at December 31, 2022 and 2021, respectively. This increase was primarily due to loan originations exceeding loan payoffs and paydowns by $2.33 billion. See below for details.

Our portfolio had a weighted average current interest pay rate of 8.17% and 4.26% at December 31, 2022 and 2021, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.42% and 4.62% at December 31, 2022 and 2021, respectively. Our debt that finances our loans and investment portfolio totaled $13.28 billion and $11.17 billion at December 31, 2022 and 2021, respectively, with a weighted average funding cost of 6.22% and 2.33%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.50% and 2.61% at December 31, 2022 and 2021, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2022	2021
Loans originated (1)	$6,151,647	$9,720,515
Number of loans	318	422
Weighted average interest rate	5.72%	4.33%

(1) We committed to fund SFR loans totaling $1.08 billion and $729.5 million during 2022 and 2021, respectively.

Loan runoff	$3,818,554	$2,516,771
Number of loans	177	167
Weighted average interest rate	7.20%	6.27%

Loans extended	$1,684,274	$1,235,888
Number of loans	66	69

Loans held-for-sale from the Agency Business decreased $739.5 million, primarily from loan sales exceeding originations by $670.4 million as noted in the following table, and the payoff of a $55.0 million Private Label loan. Loan sales included $489.3 million of Private Label loans which were sold in a Private Label loan securitization in the first quarter of 2022. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold and securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Loan Originations	Loan Sales
Fannie Mae	$2,919,566	$3,139,414
Freddie Mac	1,353,001	1,456,595
Private Label	217,542	515,086
FHA	188,394	241,457
SFR - Fixed Rate	89,683	86,071
Total	$4,768,186	$5,438,623

Securities held-to-maturity increased $16.1 million, primarily due to the purchase, at a discount, of $27.6 million of APL certificates in connection with a Private Label securitization, partially offset by principal payments received from underlying loan payoffs from our B Piece bonds.

Investments in equity affiliates decreased $10.5 million, primarily due to $23.8 million in cash distributions received from our investment in a residential mortgage banking business and a $2.4 million other-than-temporary impairment in our North Vermont Avenue venture, partially offset by net fundings totaling $13.1 million on our Fifth Wall (“Fifth Wall”) and AMAC Holdings III LLC (“AMAC III”) ventures and $4.9 million of income from the residential mortgage business.

Other assets increased $101.5 million, primarily due to increases in interest receivables from portfolio growth and increases in the benchmark index rates, along with the $30.1 million acquisition of a multifamily property for full satisfaction of the underlying debt.

Liabilities – Comparison of balances at December 31, 2022 to December 31, 2021:

Credit and repurchase facilities decreased $639.8 million, primarily due to loan sales exceeding originations in our Agency Business as described above.

Securitized debt increased $1.96 billion, primarily due to the issuance of two new CLOs and completion of our first Freddie Mac Q Series securitization, where we issued $2.76 billion of notes and certificates to third-party investors, partially offset by the unwind of a CLO totaling $441.0 million and paydowns on existing CLOs totaling $360.1 million.

Senior unsecured notes increased $105.4 million, primarily due to our issuance of $150.0 million of 8.50% notes, partially offset by the repurchase of $46.2 million of our 5.625% notes.

Convertible senior unsecured notes, net increased $21.0 million, primarily due to the issuance of $287.5 million of 7.50% convertible notes, substantially offset by the redemption of our 4.75% convertible notes totaling $264.0 million.

Due to borrowers decreased $35.4 million, primarily due to the funding of previously committed loan originations, partially offset by unfunded commitments on new originations in our Structured Business.

Other liabilities increased $47.9 million, primarily due to a $34.9 million increase in interest payable from greater debt balances on portfolio growth and higher benchmark interest rates and $20.9 million of financing placed on the multifamily property acquisition described above, partially offset by a decrease in accrued commissions from lower origination volume in 2022 compared to 2021.

Equity

During 2022, we sold 26,335,788 shares of our common stock through our “At-The-Market” equity agreement and a public offering, raising net proceeds totaling $408.7 million.

During 2022, we completed a public offering of an additional 3,292,000 shares of our Series F preferred stock, generating net proceeds of $77.1 million.

See Note 16 for details of our dividends declared and our deferred compensation transactions during 2022.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2022
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a %	as a %
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,038,124	2,460	3.1	8.5	96%	4%	4.20%	12.71%	0.13%
Freddie Mac	5,153,207	1,214	2.8	10.2	84%	16%	4.26%	19.78%	0.27%
Private Label	2,074,859	130	1.9	7.8	100%	—%	3.60%	—%	—%
FHA	1,155,893	96	2.5	33.5	100%	—%	3.17%	1.59%	—%
Bridge	301,182	4	0.9	1.6	—%	100%	7.68%	—%	—%
SFR - Fixed Rate	274,764	53	1.4	6.3	100%	—%	5.04%	0.30%	—%
Total	$27,998,029	3,957	2.9	9.7	93%	7%	4.17%	12.35%	0.14%

	December 31, 2021
Fannie Mae	$19,127,397	2,710	3.0	8.8	98%	2%	3.99%	12.00%	0.20%
Freddie Mac	4,943,905	1,317	2.8	10.9	86%	14%	3.82%	17.01%	0.79%
Private Label	1,711,326	102	1.2	8.6	100%	—%	3.64%	—%	—%
FHA	985,063	90	2.0	33.9	100%	—%	3.01%	23.69%	—%
SFR - Fixed Rate	191,698	45	0.9	6.7	100%	—%	4.54%	—%	—%
Total	$26,959,389	4,264	2.8	10.1	96%	4%	3.90%	12.50%	0.29%
(1)	Prepayments reflect loans repaid prior to six months from loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. At December 31, 2022 and 2021, delinquent loans totaled $38.7 million and $77.6 million, respectively, of which zero and $9.8 million, respectively, were in the foreclosure process. No loans were in bankruptcy at December 31, 2022 and 2021.

Our Agency Business servicing portfolio represents commercial real estate loans, which are generally transferred or sold within 60 days from the date the loan is funded. Primarily all loans in our servicing portfolio are collateralized by multifamily properties. In addition, we are generally required to share in the risk of any losses associated with loans sold under the Fannie Mae DUS program, see Note 11.

Comparison of Results of Operations for Years Ended December 31, 2022 and 2021

The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2022	2021	Amount	Percent

Interest income	$948,401	$466,087	$482,314	103%
Interest expense	557,617	212,005	345,612	163%
Net interest income	390,784	254,082	136,702	54%
Other revenue:
Gain on sales, including fee-based services, net	55,816	123,037	(67,221)	(55)%
Mortgage servicing rights	69,346	130,230	(60,884)	(47)%
Servicing revenue, net	92,192	74,814	17,378	23%
Property operating income	1,877	185	1,692	nm %
Gain (loss) on derivative instruments, net	26,609	(2,684)	29,293	nm %
Other income, net	(17,563)	7,566	(25,129)	nm %
Total other revenue	228,277	333,148	(104,871)	(31)%
Other expenses:
Employee compensation and benefits	161,825	171,796	(9,971)	(6)%
Selling and administrative	53,990	45,575	8,415	18%
Property operating expenses	2,136	718	1,418	197%
Depreciation and amortization	8,732	7,215	1,517	21%
Provision for loss sharing (net of recoveries)	1,862	(6,167)	8,029	nm %
Provision for credit losses (net of recoveries)	21,169	(21,113)	42,282	nm %
Litigation settlement	7,350	—	7,350	nm %
Total other expenses	257,064	198,024	59,040	30%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	361,997	389,206	(27,209)	(7)%
Loss on extinguishment of debt	(4,933)	(3,374)	(1,559)	46%
Gain on sale of real estate	—	3,693	(3,693)	nm %
Income from equity affiliates	14,247	34,567	(20,320)	(59)%
Provision for income taxes	(17,484)	(46,285)	28,801	(62)%
Net income	353,827	377,807	(23,980)	(6)%
Preferred stock dividends	40,954	21,888	19,066	87%
Net income attributable to noncontrolling interest	28,044	38,507	(10,463)	(27)%
Net income attributable to common stockholders	$284,829	$317,412	$(32,583)	(10)%

nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year Ended December 31,
	2022			2021
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,997,117	$859,339	6.14%	$7,340,522	$384,406	5.24%
Mezzanine / junior participation loans	202,484	19,473	9.62%	215,837	18,954	8.78%
Preferred equity investments	142,738	15,219	10.66%	213,616	21,570	10.10%
Other	36,262	6,141	16.94%	29,772	1,493	5.01%
Core interest-earning assets	14,378,601	900,172	6.26%	7,799,747	426,423	5.47%
Cash equivalents	585,281	3,450	0.59%	443,779	616	0.14%
Total interest-earning assets	$14,963,882	$903,622	6.04%	$8,243,526	$427,039	5.18%

Structured Business interest-bearing liabilities:

CLO	$7,496,568	$265,560	3.54%	$3,503,175	$64,318	1.84%
Credit and repurchase facilities	3,967,648	173,365	4.37%	2,149,729	57,993	2.70%
Unsecured debt	1,610,809	91,604	5.69%	1,157,275	67,353	5.82%
Trust preferred	154,336	7,427	4.81%	154,336	4,771	3.09%
Q Series securitization	11,033	703	6.37%	—	—	—%
Total interest-bearing liabilities	$13,240,394	538,659	4.07%	$6,964,515	194,435	2.79%
Net interest income		$364,963			$232,604
(1)	Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $476.6 million increase from our Structured Business, primarily due to a significant increase in our average core interest-earning assets from loan originations exceeding loan runoff, along with increases in the average yield on core interest-earning assets. The increase in the average yield was primarily due to increases in benchmark index rates, partially offset by lower rates on originations, as compared to loan runoff.

The increase in interest expense was mainly due to a $344.2 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities, due to the significant growth in our loan portfolio and the issuance of additional unsecured debt, along with an increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.

Agency Business Revenue

The decrease in gain on sales, including fee-based services, net was primarily due to a 30% decrease in the sales margin from 1.92% to 1.34%, along with a 15% decrease ($976.5 million) in loan sales volume. The decrease in the sales margin was primarily due to lower margins received on our Private Label and SFR loan sales.

The decrease in income from MSRs was primarily due to a 34% decrease in the MSR rate from 2.05% to 1.35% and a 19% decrease ($1.20 billion) in loan commitment volume. The decrease in the MSR rate was primarily due to lower average servicing fees on Fannie Mae loan commitments, due to a reduction in servicing rates on newer loans and a larger average loan size which carries lower servicing fees.

The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates as well as higher escrow balances during 2022.

Other Income

The gains and losses on derivative instruments in 2022 and 2021, respectively, were related to changes in the fair values of our Swaps and forward sale commitments held by our Agency Business.

The decrease in other income, net during 2022 was primarily due to $15.7 million of unrealized impairment losses recorded on certain loans held-for sale in our Agency Business and $11.2 million of losses recognized in 2022 related to sales of bridge loans in our Structured Business.

Other Expenses

The decrease in employee compensation and benefits expense was primarily due to a decrease in commissions from lower GSE/Agency loan sales volume, partially offset by an increase in headcount as a result of the portfolio growth in both business segments.

The increase in selling and administrative expenses was primarily due to higher professional fees (legal and consulting) in connection with the growth in both business segments, as well as increases in travel and events as travel continues to gain momentum from COVID-19.

We recorded CECL provisions totaling $23.0 million during 2022 and a provision recovery of $27.3 million during 2021. The CECL provision in 2022 primarily reflects increases in our loans and investments balance, as a result of portfolio growth, along with rising interest rates and inflation in our CECL models for our Structured Business, which predominantly consists of variable rate loans. The provision recovery during 2021 was primarily due to the reversal of CECL reserves in both business segments in connection with improved market conditions and expected future forecasts.

We recorded an accrual of $7.4 million in 2022 pertaining to the settlement of the Extended Stay litigation as described in Note 14.

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

Income from Equity Affiliates

Income from equity affiliates in 2022 primarily reflects $11.1 million in distributions received from our Lexford venture, $4.9 million of income from our investment in a residential mortgage banking business, and $2.6 million from an equity participation interest on a property that was sold. The income in 2022 was partially offset by a $2.4 million other-than-temporary impairment in our North Vermont Avenue investment. Income from equity affiliates in 2021 primarily reflects $34.6 million of income from our residential mortgage business. The higher income in 2021 from the residential mortgage business was driven by the historically low interest rates and strength in the residential housing market during 2021.

Provision for Income Taxes

In 2022, we recorded a tax provision of $17.5 million, which consisted of a current tax provision of $19.2 million and a deferred tax benefit of $1.7 million. In 2021, we recorded a tax provision of $46.3 million, which consisted of current and deferred tax provisions of $35.4 million and $10.9 million, respectively. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business and a decrease in the pre-tax income from our Agency Business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuances of our Series D, E and F preferred stock, which included a significantly larger number of shares than our Series A, B and C preferred stock that were redeemed in the second quarter of 2021.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding operating partnership units (“OP Units”) issued as part of the 2016 acquisition of ACM’s agency platform (the “Acquisition”). There were 16,293,589 OP Units and 16,325,095 OP Units outstanding at December 31, 2022 and 2021, respectively, which represented 8.4% and 9.7% of our outstanding stock at December 31, 2022 and 2021, respectively.

Comparison of Results of Operations for Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.

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

The ongoing COVID-19 pandemic has contributed to adverse economic and market conditions, causing significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets, while adding to ongoing longer-term macroeconomic effects on inflation, interest rates and capital markets. We are monitoring the COVID-19 pandemic and its impact on our financing sources, borrowers and their tenants, as well as the economy as a whole, including the tightening liquidity conditions in equity and capital markets. To the extent that our financing sources, borrowers and their tenants continue to be impacted by the pandemic, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

As described in Note 10, certain of our repurchase facilities include margin call provisions associated with changes in interest spreads which are designed to limit the lenders credit exposure. If we experience significant decreases in the value of the properties serving as collateral under these repurchase agreements, which is set by the lenders based on current market conditions, the lenders have the right to require us to repay all, or a portion, of the funds advanced, or provide additional collateral.

We had $13.28 billion in total structured debt outstanding at December 31, 2022. Of this total, $9.73 billion, or 73%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2024, or later. The remaining $3.55 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

As of February 8, 2023, we had approximately $685.0 million in cash and $420.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $28.00 billion agency servicing portfolio at December 31, 2022, which is mostly prepayment protected and generates approximately $115.0 million per year in recurring cash flow.

At December 31, 2022, we had $2.49 billion of debt that was subject to margin calls related to changes in interest spreads.

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

Cash Flows. Cash flows provided by operating activities totaled $1.10 billion during 2022 and consisted primarily of net cash inflows of $650.4 million as a result of loan sales exceeding loan originations in our Agency Business and net income of $353.8 million, as well as certain other non-cash net income adjustments.

Cash flows used in investing activities totaled $2.32 billion during 2022. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $5.96 billion, net of payoffs and paydowns of $3.42 billion and proceeds from the sale of $397.3 million of structured loans, resulted in net cash outflows of $2.13 billion.

Cash flows provided by financing activities totaled $1.57 billion during 2022 and consisted primarily of net proceeds of $1.96 billion from securitized debt activity, $486.3 million of proceeds from the issuance of common and preferred stock and $124.6 million from senior unsecured notes activity, partially offset by net cash outflows of $617.0 million from debt facility activities (facility paydowns were greater than financed loan originations) and $321.7 million of distributions to our stockholders and OP Unit holders.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at December 31, 2022. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million. See Note 14 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2022
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$6,728,841	$3,549,694	$3,179,147	2023 - 2025
Securitized debt (3)	7,886,066	7,886,066	—	2023 - 2027
Senior unsecured notes	1,399,600	1,399,600	—	2023 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	16,456,343	13,277,196	3,179,147

Agency Business
Credit and repurchase facilities (4)	2,150,534	306,315	1,844,219	2023 - 2024
Consolidated total	$18,606,877	$13,583,511	$5,023,366
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 14 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral at December 31, 2022.
(4)	The $750 million As Soon as Pooled ® Plus (“ASAP”) agreement we have with Fannie Mae has no expiration date.

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

	Quarterly Average	End of Period	Maximum UPB at
Quarter Ended	UPB	UPB	Any Month-End
December 31, 2022	$4,441,774	$3,856,009	$4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785

December 31, 2021	3,771,684	4,493,699	4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598
June 30, 2021	2,327,114	2,021,412	2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160

December 31, 2020	1,939,759	2,238,722	2,238,722
September 30, 2020	1,406,219	1,454,419	1,454,419
June 30, 2020	1,692,940	1,240,910	2,033,312
March 31, 2020	1,829,495	1,851,758	2,003,278

Our debt facilities, including their restrictive covenants, are described in Note 10.

Off-Balance-Sheet Arrangements. At December 31, 2022, we had no off-balance-sheet arrangements.

Inflation. The Federal Reserve has raised interest rates throughout 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the first half of 2023, potentially even longer. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR or LIBOR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(TM), the authoritative reference for accounting principles generally accepted in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates.

A summary of our critical accounting policies is presented in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change.

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

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, changes in fair value of GSE-related derivatives that temporarily flow through earnings (net of any tax impact), deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), amortization of the convertible senior notes conversion option (in comparative periods prior to 2022) and gains/losses on the receipt of real estate from the settlement of loans (prior to the sale of the real estate). We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020

Net income attributable to common stockholders	$284,829	$317,412	$163,395
Adjustments:
Net income attributable to noncontrolling interest	28,044	38,507	25,208
Income from mortgage servicing rights	(69,346)	(130,230)	(165,517)
Deferred tax (benefit) provision	(1,741)	10,892	4,726
Amortization and write-offs of MSRs	104,378	91,356	65,979
Depreciation and amortization	11,069	10,900	11,486
Loss on extinguishment of debt	4,933	3,374	3,546
Provision for credit losses, net	25,077	(39,856)	73,402
Loss on derivative instruments, net	3,480	432	43,596
Gain on real estate from settlement of loan	—	(2,466)	—
Stock-based compensation	14,973	9,929	9,046
Loss on redemption of preferred stock	—	3,479	—
Distributable earnings (1)	$405,696	$313,729	$234,867

Diluted weighted average shares outstanding - GAAP (1)	199,112,630	156,089,595	133,969,296
Less: Convertible notes dilution (2)	(16,888,226)	—	—
Diluted weighted average shares outstanding - distributable earnings (1)	182,224,404	156,089,595	133,969,296

Diluted distributable earnings per share (1)	$2.23	$2.01	$1.75
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

(2)	Beginning in the first quarter of 2022, the diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. Excluding the effect of a potential conversion in shares until a conversion occurs is consistent with past treatment and other unrealized adjustments to distributable earnings.

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

Capital Markets Risk. We are exposed to the risks related to the equity and debt capital markets and our ability to raise capital or finance our business operations through these markets. As a REIT, we are required to distribute at least 90% of our REIT-taxable income annually, which significantly limits our ability to accumulate operating cash flow and, therefore, requires us to utilize the equity and debt capital markets to finance our business. To mitigate this risk, we monitor both the equity and debt capital markets to make informed decisions on the amount, timing, type and terms of the capital we raise.

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

The operating results of our Structured Business depend in large part on differences between the income from our loans and our borrowing costs. Most of our Structured Business loans and borrowings are variable-rate instruments, that are currently based on SOFR as we continue to transition away from LIBOR (collectively referred to as the “Index Rates” below). The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. We also have various fixed rate loans in our portfolio that are financed with variable rate borrowings. Additionally, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan financed with variable debt with no corresponding hedge, which may result in debt which is unprotected from interest rate risk. Some of our loans and borrowings are subject to interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than on our interest expense. We have utilized interest rate swaps in the past to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming hypothetical instantaneous increases of 50 basis points and 100 basis points in the Index Rates. Since it is unlikely that the Index Rates will decrease in the near future as a result of the current economic environment, we have excluded the impact of decreases in the Index Rates.

	Assets (Liabilities)
	Subject to Interest	50 Basis Point	100 Basis Point
	Rate Sensitivity (1)	Increase	Increase

Interest income from loans and investments	$14,456,123	$69,844	$139,688
Interest expense from debt obligations	(13,277,196)	57,989	115,978
Impact to net interest income (2)		$11,855	$23,710
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)

The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At December 31, 2022, we had $2.50 billion of cash, restricted cash and escrows, which is earning interest at a weighted average rate of approximately 3.75%, or approximately $94 million annually. The interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may not change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at December 31, 2022 would have resulted in a gain of $5.0 million and $10.0 million, respectively, in 2022, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $5.0 million and $10.0 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $18.0 million at December 31, 2022, while a 100 basis point decrease would increase the fair value by $19.1 million.

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Wakefield Investment Holdings LLC, a corporation in which the Company has a 25.0% interest. In the consolidated financial statements, the Company’s investment in Wakefield Investment Holdings LLC is stated at $65.8 million as of December 31, 2021, and the Company’s equity in the net income of Wakefield Investment Holdings LLC is stated at $34.6 million in 2021 and $75.7 million in 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wakefield Investment Holdings LLC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Valuation of Mortgage Servicing Rights

Description of the Matter

The Company’s capitalized mortgage servicing rights (MSRs) totaled $401.5 million and $422.7 million as of December 31, 2022 and 2021, respectively. As explained in Note 2 to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. The MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate and servicing cost.

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

Allowance for Credit Losses

Description of the Matter

The Company’s allowance for credit losses related to structured loans and investments (including unfunded loan commitments) totaled $132.6 million and $113.2 million, as of December 31, 2022 and 2021, respectively. The Company’s allowance for loss-sharing obligations related to the Fannie Mae DUS program totaled $22.7 million and $21.7 million as of December 31, 2022 and 2021, respectively. As explained in Note 2 to the consolidated financial statements, management estimated the allowance for credit losses and allowance for loss-sharing obligations related to the Fannie Mae DUS program for the expected life of the loan using third party models, which consider loss factors determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit, historical experience and current conditions for similar loans, reasonable and supportable forecasts about the future, and specific factors depending on the nature of the loans. For loans experiencing credit deterioration, management may use cash flow models or third-party appraisals to estimate the fair value of the underlying collateral securing the loan and record a specific allowance for credit losses, if impaired.

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

February 17, 2023

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	December 31,
	2022	2021

Assets:
Cash and cash equivalents	$534,357	$404,580
Restricted cash	713,808	486,690
Loans and investments, net (allowance for credit losses of $132,559 and $113,241)	14,254,674	11,981,048
Loans held-for-sale, net	354,070	1,093,609
Capitalized mortgage servicing rights, net	401,471	422,734
Securities held-to-maturity, net (allowance for credit losses of $3,153 and $1,753)	156,547	140,484
Investments in equity affiliates	79,130	89,676
Due from related party	77,419	84,318
Goodwill and other intangible assets	96,069	100,760
Other assets	371,440	269,946
Total assets	$17,038,985	$15,073,845

Liabilities and Equity:
Credit and repurchase facilities	$3,841,814	$4,481,579
Securitized debt	7,849,270	5,892,810
Senior unsecured notes	1,385,994	1,280,545
Convertible senior unsecured notes, net	280,356	259,385
Junior subordinated notes to subsidiary trust issuing preferred securities	143,128	142,382
Due to related party	12,350	26,570
Due to borrowers	61,237	96,641
Allowance for loss-sharing obligations	57,168	56,064
Other liabilities	335,789	287,885
Total liabilities	13,967,106	12,523,861

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	556,163
Special voting preferred shares - 16,293,589 and 16,325,095 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 and 8,050,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 178,230,522 and 151,362,181 shares issued and outstanding	1,782	1,514
Additional paid-in capital	2,204,481	1,797,913
Retained earnings	97,049	62,532
Total Arbor Realty Trust, Inc. stockholders’ equity	2,936,996	2,418,122
Noncontrolling interest	134,883	131,862
Total equity	3,071,879	2,549,984
Total liabilities and equity	$17,038,985	$15,073,845

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At December 31, 2022 and 2021, assets of our consolidated VIEs totaled $9,785,261 and $7,144,806, respectively, and the liabilities of our consolidated VIEs totaled $7,876,024 and $5,902,623, respectively. See Note 15 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income	$948,401	$466,087	$339,465
Interest expense	557,617	212,005	169,216
Net interest income	390,784	254,082	170,249
Other revenue:
Gain on sales, including fee-based services, net	55,816	123,037	94,607
Mortgage servicing rights	69,346	130,230	165,517
Servicing revenue, net	92,192	74,814	54,385
Property operating income	1,877	185	3,976
Gain (loss) on derivative instruments, net	26,609	(2,684)	(58,335)
Other income, net	(17,563)	7,566	4,109
Total other revenue	228,277	333,148	264,259
Other expenses:
Employee compensation and benefits	161,825	171,796	144,380
Selling and administrative	53,990	45,575	37,348
Property operating expenses	2,136	718	4,898
Depreciation and amortization	8,732	7,215	7,640
Provision for loss sharing (net of recoveries)	1,862	(6,167)	14,822
Provision for credit losses (net of recoveries)	21,169	(21,113)	61,110
Litigation settlement	7,350	—	—
Total other expenses	257,064	198,024	270,198
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	361,997	389,206	164,310
Loss on extinguishment of debt	(4,933)	(3,374)	(3,546)
Gain (loss) on sale of real estate	—	3,693	(375)
Income from equity affiliates	14,247	34,567	76,161
Provision for income taxes	(17,484)	(46,285)	(40,393)
Net income	353,827	377,807	196,157
Preferred stock dividends	40,954	21,888	7,554
Net income attributable to noncontrolling interest	28,044	38,507	25,208
Net income attributable to common stockholders	$284,829	$317,412	$163,395

Basic earnings per common share	$1.72	$2.30	$1.44
Diluted earnings per common share	$1.67	$2.28	$1.41

Weighted average shares outstanding:
Basic	165,355,167	137,830,691	113,811,471
Diluted	199,112,630	156,089,595	133,969,296

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except shares)

							Total Arbor
						(Accumulated	Realty
	Preferred	Preferred	Common	Common	Additional	Deficit) /	Trust, Inc.
	Stock	Stock	Stock	Stock	Paid‑in	Retained	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Par Value	Capital	Earnings	Equity	Interest	Equity
Balance — January 1, 2020	24,195,594	$89,501	109,706,214	$1,097	$1,154,932	$(85,026)	$1,160,504	$166,916	$1,327,420
Issuance of common stock	—	—	14,790,121	148	183,287	—	183,435	—	183,435
Repurchase of common stock	—	—	(2,285,178)	(23)	(21,508)	—	(21,531)	—	(21,531)
Issuance of common stock from convertible debt	—	—	368,498	4	90	—	94	—	94
Stock-based compensation, net	—	—	601,518	6	2,446	—	2,452	—	2,452
Distributions - common stock	—	—	—	—	—	(141,801)	(141,801)	—	(141,801)
Distributions - preferred stock	—	—	—	—	—	(7,564)	(7,564)	—	(7,564)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(23,744)	(23,744)
Redemption of OP Units	(2,923,461)	(29)	—	—	(2,138)	—	(2,167)	(30,066)	(32,233)
Net income	—	—	—	—	—	170,949	170,949	25,208	196,157
Balance—December 31, 2020	21,272,133	89,472	123,181,173	1,232	1,317,109	(63,442)	1,344,371	138,314	1,482,685
Issuance of common stock	—	—	29,140,369	291	514,302	—	514,593	—	514,593
Repurchase of common stock	—	—	(1,962,499)	(19)	(34,385)	—	(34,404)	—	(34,404)
Issuance of common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance of Series D preferred stock	9,200,000	222,438	—	—	—	—	222,438	—	222,438
Issuance of Series E preferred stock	5,750,000	138,886	—	—	—	—	138,886	—	138,886
Issuance of Series F preferred stock	8,050,000	194,675	—	—	—	—	194,675	—	194,675
Redemption of preferred stock	(3,711,500)	(89,296)	—	—	—	(3,493)	(92,789)	—	(92,789)
Stock-based compensation, net	—	—	616,679	6	891	—	897	—	897
Distributions - common stock	—	—	—	—	—	(191,423)	(191,423)	—	(191,423)
Distributions - preferred stock	—	—	—	—	—	(18,410)	(18,410)	—	(18,410)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(23,366)	(23,366)
Redemption of OP Units	(1,235,538)	(12)	—	—	—	—	(12)	(21,593)	(21,605)
Net income	—	—	—	—	—	339,300	339,300	38,507	377,807
Balance—December 31, 2021	39,325,095	556,163	151,362,181	1,514	1,797,913	62,532	2,418,122	131,862	2,549,984
Cummulative-effect adjustment (Note 2)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (adjusted for adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance of common stock	—	—	26,335,788	263	408,472	—	408,735	—	408,735
Issuance of Series F preferred stock	3,292,000	77,522	—	—	—	—	77,522	—	77,522
Stock-based compensation, net	—	—	532,553	5	6,780	—	6,785	—	6,785
Distributions - common stock	—	—	—	—	—	(255,913)	(255,913)	—	(255,913)
Distributions - preferred stock	—	—	—	—	—	(40,965)	(40,965)	—	(40,965)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(25,103)	(25,103)
Redemption of operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	325,783	325,783	28,044	353,827
Balance—December 31, 2022	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$353,827	$377,807	$196,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	7,215	7,640
Stock-based compensation	14,973	9,929	9,046
Amortization and accretion of interest and fees, net	(13,547)	(2,487)	2,964
Amortization of capitalized mortgage servicing rights	59,876	58,615	49,222
Originations of loans held-for-sale	(4,788,202)	(6,461,023)	(6,709,375)
Proceeds from sales of loans held-for-sale, net of gain on sale	5,438,623	6,415,169	6,587,728
Mortgage servicing rights	(69,346)	(130,230)	(165,517)
Write-off of capitalized mortgage servicing rights from payoffs	44,502	32,741	16,757
Provision for loss sharing (net of recoveries)	1,862	(6,167)	14,822
Provision for credit losses (net of recoveries)	21,169	(21,113)	61,110
Net (charge-offs) recoveries for loss sharing obligations	(758)	(2,072)	427
Deferred tax (benefit) provision	(1,741)	10,892	4,726
Income from equity affiliates	(14,247)	(34,567)	(76,161)
Distributions from operations of equity affiliates	16,594	32,953	44,579
Loss on extinguishment of debt	4,933	3,374	3,546
Payoffs and paydowns of loans held-for-sale	58,751	2,425	179
Loss on sale of loans	11,180	—	—
Change in fair value of held-for-sale loans	15,703	—	—
Litigation settlement	7,350	—	—
(Gain) loss on real estate	—	(3,693)	375
Changes in operating assets and liabilities	(70,585)	(72,921)	6,940
Net cash provided by operating activities	1,099,649	216,847	55,165

Investing Activities:
Loans and investments funded, originated and purchased, net	(5,955,061)	(9,209,475)	(2,376,233)
Payoffs and paydowns of loans and investments	3,423,498	2,370,570	1,243,694
Proceeds from sale of loans and investments	397,338	127,700	—
Deferred fees	57,098	72,182	18,766
Contributions to equity affiliates	(17,809)	(48,071)	(892)
Distributions from equity affiliates	26,008	34,283	—
Purchase of securities held-to-maturity, net	(27,598)	(53,511)	(37,926)
Payoffs and paydowns of securities held-to-maturity	19,030	13,317	10,158
Due to borrowers and reserves	(239,626)	(57,249)	(32,925)
Proceeds from sale of available-for-sale securities	—	—	9,995
Investments in real estate, net	—	—	(131)
Proceeds from sale of real estate, net	—	—	8,870
Net cash used in investing activities	(2,317,122)	(6,750,254)	(1,156,624)

Financing activities:
Proceeds from credit and repurchase facilities	11,536,220	15,688,353	12,986,256
Paydowns and payoffs of credit and repurchase facilities	(12,153,215)	(13,433,376)	(12,428,681)
Proceeds from issuance of securitized debt	2,762,502	4,281,512	668,000
Payoffs and paydowns of securitized debt	(801,141)	(889,150)	(283,125)
Proceeds from issuance of common stock	408,735	514,593	183,585
Proceeds from issuance of preferred stock	77,522	555,999	—
Proceeds from issuance of senior unsecured notes	437,500	625,000	345,750
Payoffs and paydowns of senior unsecured notes	(312,920)	—	—
Redemption of OP Units	(546)	(21,605)	(32,233)
Payments of withholding taxes on net settlement of vested stock	(8,188)	(9,032)	(6,594)
Repurchase of common stock	—	(34,404)	(21,531)
Distributions to stockholders	(321,739)	(227,062)	(173,109)
Payment of deferred financing costs	(50,362)	(56,060)	(18,087)
Redemption of preferred stock	—	(92,789)	—
Extinguishment of convertible senior unsecured notes	—	(14,300)	—
Payoff of debt fund	—	—	(70,000)
Settlements of convertible senior unsecured notes	—	—	(22,336)
Net cash provided by financing activities	1,574,368	6,887,679	1,127,895
Net increase in cash, cash equivalents and restricted cash	356,895	354,272	26,436
Cash, cash equivalents and restricted cash at beginning of period	891,270	536,998	510,562
Cash, cash equivalents and restricted cash at end of period	$1,248,165	$891,270	$536,998

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$404,580	$339,528	$299,687
Restricted cash at beginning of period	486,690	197,470	210,875
Cash, cash equivalents and restricted cash at beginning of period	$891,270	$536,998	$510,562

Cash and cash equivalents at end of period	$534,357	$404,580	$339,528
Restricted cash at end of period	713,808	486,690	197,470
Cash, cash equivalents and restricted cash at end of period	$1,248,165	$891,270	$536,998

Supplemental cash flow information:
Cash used to pay interest	$486,826	$175,912	$144,968
Cash used to pay taxes	27,560	37,797	35,282

Supplemental schedule of non-cash investing and financing activities:
Investment in real estate, net	31,200	—	—
Distributions accrued on preferred stock	7,010	6,767	629
Cummulative-effect adjustment (adoption of convertible debt standard)	2,447	—	—
Loans transferred from loans and investment, net to loans held-for-sale	—	65,144	—
Cummulative-effect adjustment (adoption of credit loss standard)	—	—	28,607
Settlements of convertible senior unsecured notes	—	—	4,778
Fair value of conversion feature of convertible senior unsecured notes	—	—	94
Issuance of common stock from convertible debt	—	—	90

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

Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, SFR and commercial real estate markets, primarily consisting of bridge loans, in addition to mezzanine loans, junior participating interests in first mortgages and preferred and direct equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ongoing effects of the COVID-19 pandemic have caused significant disruptions to the U.S. and global economies. Although vaccine availability and usage have continued to increase, which has led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. In addition, new strains of COVID-19 continue to emerge, which may cause governments and businesses to re-impose aggressive measures to help slow its spread, making the future impact difficult to predict. The ultimate impact of COVID-19 on the economy, including rising inflation, increasing interest rates, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at December 31, 2022 inherently less certain.

Significant Accounting Policies

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed FDIC insurance coverage limits and we believe that this risk is not significant.

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

Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL based on current expected credit losses for the life of the loan and investment. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third-party model to assist with the measurement of expected credit losses, which utilizes incurred losses inherent in the portfolio. The loss factors are determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect our expected credit losses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect our loss experience. We regularly evaluate the reasonable and supportable forecast period to determine if a change is needed.

Beyond our reasonable and supportable forecast period, we generally revert to historical loss information over the remaining loan/asset period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. We may adjust historical loss information for differences in risk that may not reflect the characteristics of our current portfolio, including, but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. We generally expect to use an average historical loss for reversion, utilizing an immediate or straight-line method for the remaining life of the investments.

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

During the loan review process, if we determine that it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of a loan, we evaluate whether that loan is impaired. We consider the capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We may also obtain a third-party appraisal, which may value the collateral through an “as-is” or “stabilized value” methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. If, upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, we record a specific allowance for credit losses with a corresponding charge to the provision for credit losses and remove the impaired loan from the CECL analysis described above.

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

Servicing Cost: A market participant’s estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

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

Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2022, there were no indicators that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2022.

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

Our properties are reviewed for impairment each quarter if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset’s estimated fair value. In evaluating for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition. Interest income is recognized on the accrual basis as it is earned. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in our opinion, a full recovery of all contractual principal and/or interest is not probable. Income recognition is resumed when the loan becomes contractually current, and performance is resumed. We record interest income on certain impaired loans to the extent cash is received, as the borrower continues to make interest payments. We record loan loss reserves related to these loans when it is deemed that full recovery of principal and accrued interest is not probable.

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

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We do not recognize interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.

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

In August 2020, the FASB issued Accounting Standards Updat (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Upon adoption of this guidance, convertible debt proceeds will no longer be allocated between debt and equity components, reducing the unamortized debt discount and lowering interest expense. This guidance also changes the method used to calculate diluted EPS when an instrument may be settled in cash or shares, if the effect is dilutive.

First quarter of 2022

We adopted this guidance on January 1, 2022 using the modified retrospective method of transition. Upon adoption, we reclassified the remaining equity component from equity to our convertible senior unsecured notes liability and ceased amortization of the debt discount through interest expense. Additionally, this guidance and the adoption method chosen requires the use of the if-converted method for the diluted net income per share calculation for our convertible instruments on a retrospective basis, regardless of our settlement intent. The adoption of this guidance resulted in a $2.5 million increase to the carrying value of our convertible debt, an $8.7 million decrease to additional paid-in capital and a $5.6 million increase to retained earnings at January 1, 2022. Additionally, the adoption of this guidance reduced our diluted EPS for the year ended December 31, 2022 by $0.05 per share, mainly due to the assumption that we will redeem the principal balance with common stock.

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

First quarter of 2023, with early adoption permitted

We have not early adopted this guidance and will make all the necessary additional disclosure requirements once adopted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note  3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	December 31, 2022	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$14,096,054	98%	692	8.17%	19.8	0%	76%
Mezzanine loans	213,499	1%	44	8.13%	63.1	42%	77%
Preferred equity investments	110,725	1%	8	7.63%	39.2	46%	79%
Other loans (5)	35,845	<1%	3	8.76%	32.8	0%	58%
	14,456,123	100%	747	8.17%	20.6	1%	76%
Allowance for credit losses	(132,559)
Unearned revenue	(68,890)
Loans and investments, net	$14,254,674

	December 31, 2021
Bridge loans (4)	$11,750,710	97%	528	4.19%	23.8	0%	76%
Mezzanine loans	223,378	2%	39	7.32%	56.3	34%	84%
Preferred equity investments	155,513	1%	11	5.57%	38.0	58%	87%
Other loans (5)	29,394	<1%	2	4.63%	48.1	0%	67%
	12,158,995	100%	580	4.26%	24.6	1%	76%
Allowance for credit losses	(113,241)
Unearned revenue	(64,706)
Loans and investments, net	$11,981,048
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

(4)

At December 31, 2022 and 2021, bridge loans included 241 and 120, respectively, of SFR loans with a total gross loan commitment of $1.57 billion and $804.6 million, respectively, of which $927.4 million and $408.2 million, respectively, was funded.

(5)	At December 31, 2022 and 2021, other loans included 3 and 2 variable rate SFR permanent loans, respectively.

Concentration of Credit Risk

We are subject to concentration risk in that, at December 31, 2022, the UPB related to 38 loans with five different borrowers represented 11% of total assets. At December 31, 2021, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both 2022 and 2021, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2022 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2022	2021	2020	2019	2018	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$468,655	$744,231	$10,135	$—	$—	$20,300	$1,243,321
Pass/Watch	3,163,624	3,385,114	523,057	335,573	41,650	—	7,449,018
Special Mention	1,193,665	2,843,508	34,575	7,285	—	7,594	4,086,627
Substandard	—	255,779	26,700	22,975	32,500	—	337,954
Total Multifamily	$4,825,944	$7,228,632	$594,467	$365,833	$74,150	$27,894	$13,116,920	1%	77%
Single-Family Rental:						Percentage of portfolio	91%
Pass	$18,113	$34,871	$3,118	$—	$—	$—	$56,102
Pass/Watch	428,000	272,356	99,615	20,965	—	—	820,936
Special Mention	18,344	37,978	29,858	—	—	—	86,180
Total Single-Family Rental	$464,457	$345,205	$132,591	$20,965	$—	$—	$963,218	0%	64%
Land:						Percentage of portfolio	7%
Special Mention	$—	$—	$8,100	$—	$—	$—	$8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$8,100	$—	$—	$127,928	$136,028	0%	97%
Office:						Percentage of portfolio	1%
Pass/Watch	$—	$—	$35,410	$—	$—	$—	$35,410
Special Mention	—	—	—	—	44,625	—	44,625
Total Office	$—	$—	$35,410	$—	$44,625	$—	$80,035	0%	88%
Healthcare:						Percentage of portfolio	1%
Pass/Watch	$—	$—	$—	$51,069	$—	$—	$51,069
Special Mention	—	—	—	14,558	—	—	14,558
Total Healthcare	$—	$—	$—	$65,627	$—	$—	$65,627	0%	70%
Hotel:						Percentage of portfolio	<1%
Pass	$—	$—	$—	$40,850	$—	$—	$40,850
Total Hotel	$—	$—	$—	$40,850	$—	$—	$40,850	0%	70%
Retail:						Percentage of portfolio	<1%
Pass	$—	$—	$—	$4,000	$—	$—	$4,000
Substandard	—	—	—	—	18,600	3,445	22,045
Total Retail	$—	$—	$—	$4,000	$18,600	$3,445	$26,045	12%	71%
Student Housing:						Percentage of portfolio	< 1%
Pass/Watch	$—	$25,700	$—	$—	$—	$—	$25,700
Total Student Housing	$—	$25,700	$—	$—	$—	$—	$25,700	0%	69%
Other:						Percentage of portfolio	< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	63%
						Percentage of portfolio	< 1%
Grand Total	$5,290,401	$7,599,537	$770,568	$497,275	$137,375	$160,967	$14,456,123	1%	76%

Geographic Concentration Risk

At December 31, 2022, underlying properties in Texas and Florida represented 22% and 14%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2021, underlying properties in Texas and Florida represented 19% and 12%, respectively, of the outstanding balance of our loan and investment portfolio. No other state represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31, 2022
	Land	Multifamily	Office	Retail	Student Housing	Healthcare	Hotel	Other	Total
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241
Provision for credit losses (net of recoveries)	98	19,254	89	—	(598)	8	6	461	19,318
Ending balance	$78,068	$37,961	$8,162	$5,819	$38	$16	$14	$2,481	$132,559

	Year Ended December 31, 2021
Allowance for credit losses:
Beginning balance	$78,150	$36,468	$1,846	$13,861	$4,078	$3,880	$7,759	$2,287	$148,329
Provision for credit losses (net of recoveries)	(180)	(17,761)	6,227	(42)	(3,442)	(1,099)	(7,751)	(267)	(24,315)
Charge-offs	—	—	—	(8,000)	—	(2,773)	—	—	(10,773)
Ending balance	$77,970	$18,707	$8,073	$5,819	$636	$8	$8	$2,020	$113,241

	Year Ended December 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$67,869	$—	$1,500	$—	$—	$—	$—	$1,700	$71,069
Impact of adopting CECL - January 1, 2020	77	16,322	287	335	68	64	29	112	17,294
Provision for credit losses (net of recoveries)	10,204	20,146	59	13,526	4,010	3,816	7,730	475	59,966
Ending balance	$78,150	$36,468	$1,846	$13,861	$4,078	$3,880	$7,759	$2,287	$148,329

During 2022, we recorded a $19.3 million provision for credit losses, which was net of a $1.5 million loan loss recovery for a loan that paid off during 2022. The increase in the provision for credit losses during 2022 was primarily attributable to an increase in our loans and investments balance as a result of portfolio growth and the impact of rising interest rates, inflation and economic forecasts. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and rising inflation, partially offset by increasing property values and other market factors, including continued optimism of COVID-19.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At December 31, 2022 and 2021, we had outstanding unfunded commitments of $1.15 billion and $975.2 million, respectively, that we are obligated to fund as borrowers meet certain requirements.

At December 31, 2022 and 2021, accrued interest receivable related to our loans totaling $108.5 million and $58.3 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of our structured loans and investments are secured by real estate assets or by interests in real estate assets, and, as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific loans considered impaired by asset class is as follows ($ in thousands):

	December 31, 2022
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%

	December 31, 2021
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,291	5,817	14%	77%
Office	1,980	1,980	1,500	0%	51%
Commercial	1,700	1,700	1,700	63%	63%
Total	$159,940	$148,839	$86,886	3%	95%
(1)	Represents the UPB of seven and eight impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2022 and 2021, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at December 31, 2022, 2021 and 2020.

At December 31, 2022, four loans with an aggregate net carrying value of $2.6 million, net of related loan loss reserves of $5.1 million, were classified as non-performing and, at December 31, 2021, three loans with an aggregate net carrying value of $20.1 million, net of related loan loss reserves of $2.6 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2022			December 31, 2021
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Multifamily	$2,605	$—	$2,605	$—	$—	$—
Retail	3,445	—	3,445	920	—	920
Commercial	1,700	—	1,700	1,700	—	1,700
Student Housing	—	—	—	21,500	—	21,500
Total	$7,750	$—	$7,750	$24,120	$—	$24,120

In addition, we have six loans with a carrying value totaling $121.4 million at December 31, 2022, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both December 31, 2022 and 2021, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At both December 31, 2022 and 2021, we had no loans contractually past due 90 days or more that are still accruing interest. During both 2022 and 2021, there was no interest income recognized on nonaccrual loans.

In 2022, we sold 4 bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs totaling $2.0 million and released $78.0 million of capital to be used for future investments. The shared loan origination fees and selling costs were recorded as an unrealized impairment loss and included in other income, net on the consolidated statements of income. We have retained the right to service these loans.

During 2022, we sold a bridge loan and mezzanine loans totaling $110.5 million, that were collateralized by a land development project, at a discount for $102.2 million. In connection with this transaction, we released $66.3 million of capital to be used for future investments and recorded a $9.2 million loss (including fees and expenses), which was included in other income, net on the consolidated statements of income. We have the potential to recover up to $2.8 million depending on the future performance of the loan.

In 2020, we entered into a loan modification agreement on a $26.5 million bridge loan with an interest rate of LIBOR plus 6.00% with a 2.375% LIBOR floor and a $6.1 million mezzanine loan with a fixed rate of 12% collateralized by a retail property to: (1) reduce the interest rate on both loans to the greater of: (i) LIBOR plus 5.50% and (ii) 6.50%, and (2) to extend the maturity three years to December 2024. A portion of the foregoing interest equal to 2.00% was deferred to payoff and would have been waived if the loan was paid off by December 31, 2022, which did not take place. The loan modification agreement also included a $6.0 million required principal paydown, which occurred at the closing of the modification transaction, and an $8.0 million principal reduction once the borrower deposited an additional reserve of $4.6 million, which took place in 2021 and was charged-off against the previously recorded allowance for credit losses.

In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which was collateralized by a hotel property and scheduled to mature in December 2022. In 2020, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In 2020, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The $20.1 million discount was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase, since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In 2021, we entered into a second forbearance agreement that temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which was deferred until payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.

These two loan modifications were deemed troubled debt restructurings. There were no other loan modifications, refinancing’s and/or extensions during 2022 or 2021 that were considered troubled debt restructurings.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2022 and 2021, we had total interest reserves of $123.7 million and $87.4 million, respectively, on 480 loans and 328 loans, respectively, with an aggregate UPB of $7.70 billion and $5.75 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold and securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Fannie Mae	$173,020	$392,876
Private Label	152,735	507,918
FHA	21,021	54,532
SFR - Fixed Rate	12,352	9,352
Freddie Mac	8,938	112,561
	368,066	1,077,239
Fair value of future MSR	5,557	19,318
Unrealized impairment loss	(15,703)	—
Unearned discount	(3,850)	(2,948)
Loans held-for-sale, net	$354,070	$1,093,609

During 2022, 2021 and 2020, we sold $5.44 billion, $6.42 billion and $6.59 billion, respectively, of loans held-for-sale.Included in the total loans sold during 2022 and 2021 were Private Label loans totaling $489.3 million and $985.1 million, respectively, which were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in these securitizations totaling $43.4 million and $85.7 million, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

We determined that the fair value of certain loans held-for-sale were below their carrying values and, based on the fair value analysis performed, recorded unrealized impairment losses of $15.7 million during 2022 which was included in other income, net on the consolidated statements of income.

At December 31, 2022 and 2021, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized MSRs reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The weighted average estimated life remaining of our MSRs was 8.6 years and 8.5 years at December 31, 2022 and 2021, respectively.

A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$395,573	$27,161	$422,734	$336,466	$43,508	$379,974
Additions	83,115	—	83,115	134,116	—	134,116
Amortization	(53,449)	(6,427)	(59,876)	(47,845)	(10,770)	(58,615)
Write-downs and payoffs	(38,361)	(6,141)	(44,502)	(27,164)	(5,577)	(32,741)
Ending balance	$386,878	$14,593	$401,471	$395,573	$27,161	$422,734

We collected prepayment fees totaling $48.2 million and $38.2 million during 2022 and 2021, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At December 31, 2022 and 2021, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expected amortization of capitalized MSRs recorded at December 31, 2022 is as follows (in thousands):

Year	Amortization
2023	$61,024
2024	59,025
2025	55,033
2026	49,121
2027	44,287
Thereafter	132,981
Total	$401,471

Based on scheduled maturities, actual amortization may vary from these estimates.

Note 6 – Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2022
Product Concentrations			Geographic Concentrations
				UPB
Product	UPB (1)	% of Total	State	% of Total
Fannie Mae	$19,038,124	68%	Texas	11%
Freddie Mac	5,153,207	18%	New York	11%
Private Label	2,074,859	8%	California	8%
FHA	1,155,893	4%	North Carolina	8%
Bridge (2)	301,182	1%	Georgia	6%
SFR - Fixed Rate	274,764	1%	Florida	5%
Total	$27,998,029	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%

December 31, 2021
Fannie Mae	$19,127,397	71%	Texas	12%
Freddie Mac	4,943,905	18%	New York	11%
Private Label	1,711,326	6%	North Carolina	9%
FHA	985,063	4%	California	8%
SFR - Fixed Rate	191,698	1%	Georgia	6%
Total	$26,959,389	100%	Florida	6%
			New Jersey	6%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)	No other individual state represented 4% or more of the total.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2022 and 2021, our weighted average servicing fee was 41.1 basis points and 44.9 basis points, respectively. At December 31, 2022 and 2021, we held total escrow balances of $1.25 billion and $1.40 billion, respectively, which is not reflected in our consolidated balance sheets. Of the total escrow balances, we held $677.4 million and $682.5 million at December 31, 2022 and 2021, respectively, related to loans we are servicing within our Agency Business. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, was $24.4 million, $4.2 million and $7.1 million during 2022, 2021 and 2020, respectively, and is a component of servicing revenue, net in the consolidated statements of income.

Note 7 – Securities Held-to-Maturity

Agency Private Label Certificates. In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At December 31, 2022, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 7.5 years. The weighted average effective interest rate was 8.85% and 9.11% at December 31, 2022 and 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $6.7 million is estimated to mature after one year through five years and $186.1 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At December 31, 2022, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.2 years. The weighted average effective interest rate was 12.20% and 11.32% at December 31, 2022 and 2021, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $7.5 million is estimated to mature within one year, $16.4 million is estimated to mature after one year through five years, $0.5 million is estimated to mature after five years through ten years and $17.1 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain (Loss)	Fair Value	Credit Losses
December 31, 2022
APL certificates	$192,791	$123,475	$(13,348)	$110,127	$2,783
B Piece bonds	41,464	33,072	1,372	34,444	370
Total	$234,255	$156,547	$(11,976)	$144,571	$3,153
December 31, 2021
APL certificates	$149,368	$92,869	$5,007	$97,876	$1,422
B Piece bonds	61,360	47,615	4,420	52,035	331
Total	$210,728	$140,484	$9,427	$149,911	$1,753

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Year Ended December 31, 2022
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$1,422	$331	$1,753
Provision for credit loss expense/(reversal)	1,361	39	1,400
Ending balance	$2,783	$370	$3,153

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. At December 31, 2022, no other-than-temporary impairment was recorded on our held-to-maturity securities.

We recorded interest income (including the amortization of discount) related to these investments of $18.6 million, $13.2 million and $9.7 million during 2022, 2021 and 2020, respectively.

Note 8 —Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	December 31, 2022	December 31, 2021	December 31, 2022
Arbor Residential Investor LLC	$46,951	$65,756	$—
AMAC Holdings III LLC	15,825	13,772	—
Fifth Wall Ventures	13,584	5,409	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	—	—
JT Prime	425	425	—
North Vermont Avenue	—	2,419	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$79,130	$89,676	$1,688

Arbor Residential Investor LLC (“ARI”). We invested $9.6 million for a 50% interest in ARI, with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (65%) in a residential mortgage banking business. ARI has no other assets, liabilities or activity other than its investment in Wakefield. At December 31, 2022, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at December 31, 2022. We account for our ownership interest in ARI under the equity method of accounting and ARI accounts for its ownership interest in Wakefield under the equity method of accounting. During 2022, 2021 and 2020, we recorded income of $4.9 million, $34.6 million and $75.7 million, respectively, to income from equity affiliates in the consolidated statements of income. We also received $23.8 million and $28.0 million in cash distributions from this investment during 2022 and 2021, respectively, which were classified as returns of capital. We have included the financial statements of Wakefield in this report.

AMAC III. We committed to a $30.0 million investment (of which $25.2 million was funded at December 31, 2022) for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2022, 2021 and 2020, we recorded a loss associated with this investment of $2.4 million, $1.3 million and $0.9 million, respectively. During 2022 and 2021, we made contributions of $4.9 million and $8.6 million, respectively, and received cash distributions totaling $0.5 million and $3.8 million, respectively, which were classified as returns of capital, related to this investment.

Fifth Wall. We committed to a $25.0 million investment (of which $15.2 million was funded at December 31, 2022) for a 7.6% interest in two related private equity funds whose investment objective is to invest primarily in technology, technology-enabled or technology-related companies that are relevant or complementary to the build environment, including real estate or real estate related industries. We have no role in the management of the investment funds. During 2022 and 2021, we made contributions of $9.7 million and $5.4 million, respectively, and, during 2022 we received cash distributions totaling $1.6 million, which were classified as returns of capital, related to this investment. Operating results from this investment were de minimis for all periods presented.

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

Docsumo Pte. Ltd. (“Docsumo”). During 2022, we invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence. Operating results from this investment were de minimis.

North Vermont Avenue. We invested $2.4 million for an initial 85% noncontrolling interest in a joint venture that acquired three parcels of land with multiple structures, with the intent to tear down the existing structures and construct a new 202-unit multifamily complex with ground floor retail. Operating results from this investment were de minimis for all periods presented. During 2022, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.4 million to income from equity affiliates in the consolidated statement of income for the full carrying amount of this investment.

West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which is scheduled to mature in September 2025 and bears interest at LIBOR plus 4.0%. In 2018, we determined that this investment exhibited indicators of impairment and recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment and fully reserved the $1.7 million first mortgage loan. Operating results from this investment were de minimis for all periods presented.

Lexford Portfolio. We own a less than $0.1 million noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2022 and 2020, we received distributions from this investment and recognized income totaling $11.1 million and $1.1 million, net of expenses, respectively. As a result of COVID-19, Lexford did not make any distributions to its equity holders in 2021.

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

Equity Participation Interest. During the first quarter of 2022, we received $2.6 million from an equity participation interest on a property that was sold and which we had a preferred equity loan that previously paid off.

See Note 18 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Goodwill and Other Intangible Assets

Goodwill. The goodwill balance at both December 31, 2022 and 2021 was $56.6 million.

Other Intangible Assets. The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
Finite‑lived intangible assets:
Broker relationships	$25,000	$(20,182)	$4,818	$25,000	$(17,057)	$7,943
Borrower relationships	14,400	(9,300)	5,100	14,400	(7,860)	6,540
Below market leases	4,010	(3,485)	525	4,010	(3,359)	651
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$72,410	$(32,967)	$39,443	$72,410	$(28,276)	$44,134

The amortization expense recorded for these intangible assets were $4.7 million, $4.7 million and $5.3 million during 2022, 2021 and 2020, respectively.

At December 31, 2022, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated amortization expense for each of the next five years are as follows ($ in thousands):

		Estimated Amortization Expense for the
		Years Ending December 31,
	Wtd. Avg.
	Remaining Life
	(in years)	2023	2024	2025	2026	2027
Finite‑lived intangible assets:
Broker relationships	1.5	$3,125	$1,693	$—	$—	$—
Borrower relationships	3.5	1,440	1,440	1,440	780	—
Below market leases	4.2	126	126	126	126	21
	2.7	$4,691	$3,259	$1,566	$906	$21

See Note 20 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

	December 31, 2022				December 31, 2021
		Debt	Collateral			Debt	Collateral
		Carrying	Carrying	Wtd. Avg.		Carrying	Carrying	Wtd. Avg.
	UPB	Value(1)	Value	Note Rate	UPB	Value(1)	Value	Note Rate
Structured Business
$2.5B joint repurchase facility (2)	$1,524,831	$1,516,657	$2,099,447	6.73%	$1,490,434	$1,486,380	$1,877,930	2.56%
$1B repurchase facility (2)	499,891	498,666	703,740	6.39%	676,608	675,415	937,880	2.04%
$500M repurchase facility	155,121	154,653	188,563	7.16%	—	—	—	—
$499M repurchase facility (2)(3)	351,056	351,056	504,506	6.64%	242,034	241,450	289,956	3.04%
$450M repurchase facility	344,576	344,237	450,736	6.36%	397,842	397,272	511,269	1.89%
$450M repurchase facility	187,428	186,639	239,678	6.18%	294,145	293,700	385,337	1.76%
$400M credit facility	33,246	33,221	43,238	6.25%	177,599	177,406	236,538	1.70%
$225M credit facility	47,398	47,398	81,119	6.90%	28,213	27,826	42,270	2.79%
$200M repurchase facility	33,155	32,494	47,750	6.95%	—	—	—	—
$200M repurchase facility	155,240	154,516	200,099	6.33%	—	—	—	—
$156M loan specific credit facilities	156,543	156,107	225,805	6.42%	153,937	153,727	214,300	3.14%
$50M credit facility	29,200	29,194	36,500	6.48%	29,200	29,194	36,500	2.13%
$35M working capital facility	—	—	—	—	—	—	—	—
$25M credit facility	19,177	18,701	24,572	6.99%	1,235	1,235	1,900	4.06%
$25M credit facility	—	—	—	—	10,285	10,218	14,773	2.38%
$1M master security agreement	—	—	—	—	635	635	—	4.01%
Repurchase facility - securities (2)(4)	12,832	12,832	—	6.99%	30,849	30,849	—	3.40%
Structured Business total	$3,549,694	$3,536,371	$4,845,753	6.59%	$3,533,016	$3,525,307	$4,548,653	2.34%

Agency Business
$750M ASAP agreement	$29,476	$29,476	$30,291	5.21%	$182,130	$182,130	$182,140	1.40%
$500M joint repurchase facility (2)	105,275	104,629	135,641	6.52%	399,470	395,317	475,360	2.11%
$500M repurchase facility	66,866	66,778	66,866	5.73%	236,527	236,429	236,527	1.58%
$200M credit facility	31,519	31,475	33,177	5.76%	115,351	115,304	115,351	1.60%
$150M credit facility	57,974	57,887	57,974	5.76%	16,657	16,544	16,657	1.51%
$50M credit facility	14,671	14,664	14,671	5.65%	9,295	9,295	9,295	1.40%
$1M repurchase facility (2)(3)	534	534	920	6.66%	1,253	1,253	1,477	3.00%
Agency Business total	$306,315	$305,443	$339,540	5.96%	$960,683	$956,272	$1,036,807	1.75%
Consolidated total	$3,856,009	$3,841,814	$5,185,293	6.54%	$4,493,699	$4,481,579	$5,585,460	2.21%
(1)	At December 31, 2022 and 2021, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $13.3 million and $7.7 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.9 million and $4.4 million, respectively.
(2)	These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)	A portion of this facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(4)	At December 31, 2022 and 2021, this facility was collateralized by B Piece bonds with a carrying value of $33.1 million and $47.6 million, respectively.

During 2022, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings generally remain at a LIBOR-based interest rate.

Usually, our credit and repurchase facilities have extension options that are at the discretion of the banking institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.

Joint Repurchase Facility. We have a $3.00 billion joint repurchase facility, which is shared between the Structured Business and the Agency Business, which matures in March 2024 with a one-year extension option. This facility is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans and includes a $150.0 million over advance available that bears interest at a rate of the applicable benchmark plus 7.00%. The over advance is available through March 2023, was being amortized on a monthly basis and was paid off at December 31, 2022. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Structured Business. We utilize credit and repurchase facilities with various financial institutions to finance our loans and investments as described below. Many of these facilities have a maximum advance rate between 75% to 85%, depending on the asset type financed.

At December 31, 2022 and 2021, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 6.95% and 2.51%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility, working capital facility and the $1.0 million master security agreement, was 73% and 77% at December 31, 2022 and 2021, respectively.

We have a $1.00 billion repurchase facility used to finance loans that matures in December 2023. The interest rate on loans funded after August 30, 2022 is SOFR plus 2.25% with a 0.15% SOFR floor. For existing loans, the interest rate will remain at SOFR plus 2.00% with up to a 0.35% SOFR floor. The interest rate spread increases by 0.20% if the advance rate on a loan exceeds 75%.

We have a $500.0 million repurchase facility to finance SFR loans that has an interest rate of SOFR plus 3.26% on loans funded after October 13, 2022 and SOFR plus 2.76% on existing loans. The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.

We have a $500.0 million repurchase facility to finance SFR properties that bears interest at a rate of SOFR plus 2.36% with a 0.25% SOFR floor and matures in October 2023.

We have a $450.0 million repurchase facility to finance bridge loans that matures in March 2023, with three one-year extension options through March 2026. The interest rate on loans funded in 2022 ranges from SOFR plus 1.75% to 2.25% for multifamily and SOFR plus 2.00% to 2.75% for non-multifamily. For existing loans, the interest rates will remain at LIBOR.

We have a $450.0 million repurchase facility to finance multifamily bridge loans that matures in October 2023, with a one-year extension option. The interest rate for new loans after April 29, 2022 is determined on a loan-by-loan basis based off SOFR.

We have a $400.0 million credit facility to finance bridge loans that matures in July 2023 and bears interest at a rate ranging from SOFR plus 1.86% to 2.56% depending on the type of loan financed. This facility includes a $25.0 million sublimit to finance healthcare related loans.

We have a $225.0 million credit facility to finance SFR properties that bears interest at a rate of SOFR plus 2.55%, with an all-in floor rate range of 3.00% to 4.10%, depending on our deposit balance. The facility matures in October 2023, with a one-year extension option.

We have a $200.0 million repurchase facility that matures in March 2024, with a one-year extension option. This facility has an interest rate of SOFR plus 2.55%.

We have a $200.0 million repurchase facility to finance bridge and construction loans that matures in January 2024, with a one-year extension option. This facility has interest rates of SOFR plus 1.75% to 3.50% depending on the type of loan financed with a SOFR floor determined on a loan-by-loan basis.

We have several loan specific credit facilities totaling $156.5 million used to finance individual bridge loans. The facilities bear interest at rates ranging from LIBOR plus 2.20% to 3.375%, SOFR plus 2.20%, a 3.00% fixed rate, and the greater of the prime rate or 3.25% and mature between May 2023 and August 2025.

We have a $50.0 million credit facility to finance multifamily loans that bears interest at a rate of SOFR plus 2.10% and matures in April 2023, with two 1-year extension options.

We have a $35.0 million unsecured working capital line of credit that bears interest at a rate of SOFR plus 3.00%. This line matures in April 2023 and is typically renewed annually.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have a $25.0 million credit facility to finance SFR properties that bears interest at a rate of SOFR plus 2.60%, with an all-in floor rate of 4.25%, and which matures in October 2024.

We have a $25.0 million credit facility used to purchase loans that bears interest at a rate of SOFR plus 2.35% and matures in February 2023, with a one-year extension option.

We have an uncommitted repurchase facility that is used to finance securities we retained in connection with our CLOs and our purchases of B Piece bonds from SBL program securitizations and SFR bonds. This facility bears interest at rate of SOFR plus 2.60% and has no stated maturity date.

Agency Business. We utilize credit facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below. The financial institutions that provide these facilities generally have a security interest in the underlying mortgage notes that serve as collateral for these facilities.

We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of SOFR plus 1.15% with a 0.25% SOFR floor.

We have a $500.0 million repurchase facility that bears interest at a rate of SOFR plus 1.375% and matures in November 2023.

We have a $200.0 million credit facility that bears interest at a rate of SOFR plus 1.46% and matures in March 2023.

We have a $150.0 million credit facility that bears interest at a rate of SOFR plus 1.46% and matures in July 2023. This facility includes a $50.0 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which bears interest at a rate of SOFR plus 1.86%.

We have a $50.0 million credit facility that bears interest at a rate of SOFR plus 1.35% and matures in September 2023.

We have a letter of credit facility with a financial institution to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program with a total committed amount of up to $75.0 million. The facility bears interest at a fixed rate of 2.875%, matures in September 2025 and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for an obligation under the Freddie Mac SBL program. At December 31, 2022, the letters of credit outstanding include $64.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securitized Debt

We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
December 31, 2022	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 19	$872,812	$866,605	6.75%	$952,268	$947,336	$64,300
CLO 18	1,652,812	1,645,711	6.19%	1,899,174	1,891,215	85,970
CLO 17	1,714,125	1,707,676	6.16%	1,911,866	1,904,732	145,726
CLO 16	1,237,500	1,231,887	5.79%	1,307,244	1,301,794	106,495
CLO 15	674,412	671,532	5.84%	797,755	795,078	2,861
CLO 14	655,475	652,617	5.80%	732,247	730,057	37,090
CLO 13	462,769	461,005	6.03%	552,182	550,924	37,875
CLO 12	379,283	378,331	6.09%	466,474	465,003	500
Total CLOs	7,649,188	7,615,364	6.10%	8,619,210	8,586,139	480,817
Q Series securitization	236,878	233,906	6.30%	315,837	313,965	—
Total securitized debt	$7,886,066	$7,849,270	6.11%	$8,935,047	$8,900,104	$480,817

December 31, 2021
CLO 17	$1,714,125	$1,705,549	1.81%	$1,914,280	$1,903,997	$118,520
CLO 16	1,237,500	1,230,093	1.44%	1,444,573	1,436,743	—
CLO 15	674,412	669,723	1.49%	785,761	782,682	15,750
CLO 14	655,475	650,947	1.45%	717,396	715,154	53,342
CLO 13	668,000	665,006	1.54%	740,369	738,265	48,543
CLO 12	534,193	531,939	1.62%	557,249	555,974	35,635
CLO 10	441,000	439,553	1.57%	485,460	483,995	57,706
Total securitized debt	$5,924,705	$5,892,810	1.59%	$6,645,088	$6,616,810	$329,496
(1)	Debt carrying value is net of $36.8 million and $31.9 million of deferred financing fees at December 31, 2022 and 2021, respectively.
(2)	At December 31, 2022 and 2021, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 6.32% and 1.86%, respectively , and the Q Series securitization was 6.66% at December 31, 2022.
(3)	At December 31, 2022 and 2021, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $230.0 million and $133.7 million at December 31, 2022 and 2021, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CLO 19. In May 2022, we completed CLO 19, issuing nine tranches of CLO notes through a wholly-owned subsidiary totaling $1.05 billion. Of the total CLO notes issued, $872.8 million were investment grade notes issued to third-party investors and $177.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $976.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $73.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.05 billion, representing leverage of 83%. The notes sold to third parties had an initial weighted average interest rate of 2.36% plus term SOFR and interest payments on the notes are payable monthly.

CLO 18. In February 2022, we completed CLO 18, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.86 billion. Of the total CLO notes issued, $1.65 billion were investment grade notes issued to third-party investors and $210.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.70 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $347.3 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.05 billion, representing leverage of 81%. We retained a residual interest in the portfolio with a notional amount of $397.2 million, including the $210.1 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.81% plus compounded SOFR and interest payments on the notes are payable monthly.

CLO 17. In 2021, we completed CLO 17, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.91 billion. Of the total CLO notes issued, $1.71 billion were investment grade notes issued to third-party investors and $194.3 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.79 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $315.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.10 billion, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $385.9 million, including the $194.3 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.68% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 16. In 2021, we completed CLO 16, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.37 billion. Of the total CLO notes issued, $1.24 billion were investment grade notes issued to third-party investors and $135.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.19 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $313.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.50 billion, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $262.5 million, including the $135.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.31% plus one-month LIBOR and interest payments on the notes are payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CLO 15. In 2021, we completed CLO 15, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $747.8 million. Of the total CLO notes issued, $674.4 million were investment grade notes issued to third-party investors and $73.4 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $653.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $162.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $815.0 million, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $140.6 million, including the $73.4 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.37% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 14. In 2021, we completed CLO 14, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third-party investors and $68.7 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has a two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.

CLO 13. In 2020, we completed CLO 13, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $738.0 million. Of the total CLO notes issued, $668.0 million were investment grade notes issued to third-party investors and $70.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $640.5 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has a three-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $159.5 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $800.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $132.0 million, including the $70.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.41% plus one-month LIBOR and interest payments on the notes are payable monthly. At December 31, 2022, $205.2 million has been repaid.

CLO 12. In 2019, we completed CLO 12, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $585.8 million. Of the total CLO notes issued, $534.2 million were investment grade notes issued to third-party investors and $51.6 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $510.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had a three-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $124.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $635.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $100.8 million, including the $51.6 million below investment grade notes. The notes had an initial weighted average interest rate of 1.50% plus one-month LIBOR and interest payments on the notes are payable monthly. The replacement period for CLO 12 ended in November 2022 and $154.9 million has been repaid at December 31, 2022.

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

Freddie Mac Q Series Securitization. In December 2022, we completed our first loan securitization through Freddie Mac’s Q Series securitization program (“Q Series Securitization”), by which we sold to Freddie Mac 11 floating rate loans totaling $315.8 million that are secured by first priority mortgage liens on 21 multifamily properties that qualify as mission-driven under the Federal Housing Finance Agency guidelines. The Q Series Securitization is represented through a series of pass-through certificates (the “Certificates”) issued under a pooling and servicing agreement. We retained certain subordinate and interest-only classes of the Certificates aggregating $79.0 million and the remaining Certificates totaling $236.9 million were purchased by third-party investors, representing leverage of 75%. The Certificates sold to third parties pays interest at a rate of 2.00% plus one-month SOFR, excluding fees and transaction costs, and are payable monthly.

As part of the securitization transaction, we released all mortgage servicing obligations and rights to Freddie Mac who was designated as the master servicer. As master servicer, Freddie Mac appointed us as its subservicer, which includes obligations to collect and remit payments and otherwise administer the underlying loans, and a third-party as the special servicer.

We may, subject to certain limitations, terminate the special servicer, with or without cause, and appoint a successor. In addition, the special servicer must receive our consent prior to certain decisions with respect to a specially serviced mortgage loan.

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows ($ in thousands):

Senior			December 31, 2022			December 31, 2021
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
8.50% Notes (3)	Oct. 2022	Oct. 2027	$150,000	$147,519	8.50%	$—	$—	—
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,450	5.00%	180,000	177,105	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	266,926	4.50%	270,000	266,090	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	172,917	5.00%	175,000	172,302	5.00%
8.00% Notes (3)	Apr. 2020	Apr. 2023	70,750	70,613	8.00%	70,750	70,202	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	272,960	4.50%	275,000	272,477	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,369	4.75%	110,000	109,018	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,514	5.75%	90,000	89,135	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	78,850	78,726	5.63%	125,000	124,216	5.63%
			$1,399,600	$1,385,994	5.40%	$1,295,750	$1,280,545	5.05%
(1)	At December 31, 2022 and 2021, the carrying value is net of deferred financing fees of $13.6 million and $15.2 million, respectively.
(2)	At December 31, 2022 and 2021, the aggregate weighted average note rate, including certain fees and costs, was 5.69% and 5.34%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

Except as noted below, we used the proceeds of our senior unsecured debt offerings to make investments and for general corporate purposes.

In October 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received net proceeds of $147.5 million from the issuance, after deducting the underwriting discount and other offering expenses. We used $47.5 million of the proceeds, which includes accrued interest and other fees, to repurchase a portion of our 5.625% senior unsecured notes.

In 2021, we issued $180.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2028 in a private offering. We received net proceeds of $177.2 million from the issuance, after deducting the underwriting discount and other offering expenses.

In 2021, we issued $270.0 million aggregate principal amount of 4.50% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $265.8 million from the issuance, after deducting the underwriting discount and other offering expenses.

In 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $172.3 million from the issuance, after deducting the underwriting discount and other offering expenses.

In 2020, we issued $70.8 million aggregate principal amount of 8.00% senior unsecured notes due in April 2023 in a private offering. We received total proceeds of $69.6 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a portion of the proceeds from the issuance to repay secured indebtedness.

In 2020, we issued $275.0 million aggregate principal amount of 4.50% senior unsecured notes due in March 2027 in a private offering. We received proceeds of $271.8 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the proceeds to repay secured indebtedness.

In 2019, we issued $110.0 million aggregate principal amount of 4.75% senior unsecured notes due in October 2024 in a private offering. We received proceeds of $108.2 million from the issuance, after deducting the underwriting discount and other offering expenses.

In 2019, we issued $90.0 million aggregate principal amount of 5.75% senior unsecured notes due in April 2024 in a private offering. We received proceeds of $88.2 million from the issuance, after deducting the underwriting discount and other offering expenses.

In 2018, we issued $125.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 in a private offering. We received total proceeds of $122.3 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the proceeds to fully redeem our 7.375% senior unsecured notes. In October 2022, we repaid $46.2 million of the outstanding principal balance as noted above.

Convertible Senior Unsecured Notes

In August 2022, we issued $287.5 million in aggregate principal amount of 7.50% convertible senior notes (the “7.50% Convertible Notes”) through a private placement offering. The 7.50% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in August 2025, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 59.8480 shares of common stock per $1,000 of principal representing a conversion price of $16.71 per share of common stock. We received proceeds of $279.3 million, net of discounts and fees. We used $203.1 million of the net proceeds to repurchase a portion of our 4.75% convertible senior notes (the “4.75% Convertible Notes”), which included $5.2 million of accrued interest and repurchase premiums, and expensed $3.3 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income. At December 31, 2022, the 7.50% Convertible Notes had a conversion rate of 59.8892 shares of common stock per $1,000 of principal, which represented a conversion price of $16.70 per share of common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2022, the remaining $66.1 million principal amount of our 4.75% Convertible Notes matured and were fully settled with cash.

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

On January 1, 2022, we adopted ASU 2020-06, see Note 2 for details, which no longer allows for the allocation of proceeds between debt and equity components, eliminates the amortization of the debt discount and requires the if-converted method to calculate diluted EPS, regardless of the settlement intent.

The UPB, unamortized discount and net carrying amount of the liability and equity components of our convertible notes are as follows (in thousands):

	Liability				Equity
	Component				Component
		Unamortized Debt	Unamortized Deferred	Net Carrying	Net Carrying
Period	UPB	Discount	Financing Fees	Value	Value
December 31, 2022	$287,500	$—	$7,144	$280,356	$—

December 31, 2021	$264,000	$2,520	$2,095	$259,385	$8,684

During 2022, we incurred interest expense on the notes totaling $19.8 million, of which $16.9 million and $2.9 million related to the cash coupon and deferred financing fees, respectively. During 2021, we incurred interest expense on the notes totaling $18.6 million, of which $12.8 million, $3.2 million and $2.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. During 2020, we incurred interest expense on the notes totaling $20.0 million, of which $13.4 million, $3.6 million and $3.0 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees and debt discount, our weighted average total cost of the notes was 8.42% and 6.71% at December 31, 2022 and 2021, respectively, or 5.73% at December 31, 2021, excluding the amortization of the debt discount (which ceased on January 1, 2022 with the adoption of ASU 2020-06).

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $143.1 million and $142.4 million at December 31, 2022 and 2021, respectively, which is net of a deferred amount of $9.6 million and $10.2 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.6 million and $1.7 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 7.65% and 3.03% at December 31, 2022 and 2021, respectively. Including certain fees and costs, the weighted average note rate was 7.74% and 3.12% at December 31, 2022 and 2021, respectively.

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at December 31, 2022, as well as on the most recent determination dates in January 2023. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (i3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in January 2023 are as follows:

Cash Flow Triggers	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	126.58%	128.52%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	197.05%	180.22%	148.34%	145.30%	145.55%	140.69%	159.15%	120.12%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g., CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
January 2023	126.58%	128.52%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
October 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	—
January 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	—	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$56,064	$64,303
Provisions for loss sharing	3,592	44
Provisions reversal for loan repayments	(1,730)	(6,211)
Recoveries (charge-offs), net	(758)	(2,072)
Ending balance	$57,168	$56,064

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At both December 31, 2022 and 2021, we had $34.4 million of guarantee obligations included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2022 and 2021, we had outstanding advances of $0.8 million and less than $0.1 million, respectively, which were netted against the allowance for loss-sharing obligations.

At December 31, 2022 and 2021, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $22.7 million and $21.7 million, respectively, and represented 0.12% and 0.11%, respectively, of our Fannie Mae servicing portfolio. During 2022, we recorded a $1.1 million increase in CECL reserves, which included a $1.2 million recovery for a loan that paid off during the second quarter of 2022.

At December 31, 2022 and 2021, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.49 billion and $3.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2022, 2021 and 2020, we recorded net losses of $3.6 million, net losses of $0.8 million and net gains of $3.4 million, respectively, from changes in the fair value of these derivatives and $69.3 million, $130.2 million and $165.5 million, respectively, of income from MSRs. See Note 13 for details.

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

During 2022, we recorded realized and unrealized gains of $26.9 million and $3.5 million, respectively, to our Agency Business related to our Swaps. During 2021, we recorded realized and unrealized losses of less than $0.1 million and $1.5 million, respectively, to our Agency Business related to our Swaps. During 2020, we recorded realized losses of $3.0 million and unrealized gains of $0.2 million to our Structured Business and realized losses of $57.1 million and unrealized losses of $1.7 million to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	December 31, 2022
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate lock commitments	6	$91,472	Other assets/other liabilities	$354	$(1,070)
Forward sale commitments	27	294,451	Other assets/other liabilities	1,151	(3,827)
Swaps	1,298	129,800		—	—
		$515,723		$1,505	$(4,897)

	December 31, 2021
Rate lock commitments	2	$11,250	Other assets/other liabilities	$295	$(33)
Forward sale commitments	55	571,220	Other assets/other liabilities	1,370	(1,449)
Swaps	3,882	388,200		—	—
		$970,670		$1,665	$(1,482)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2022			December 31, 2021
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$14,456,123	$14,254,674	$14,468,418	$12,158,995	$11,981,048	$12,181,194
Loans held-for-sale, net	368,066	354,070	362,054	1,077,239	1,093,609	1,117,085
Capitalized mortgage servicing rights, net	n/a	401,471	530,913	n/a	422,734	477,323
Securities held-to-maturity, net	234,255	156,547	144,571	210,728	140,484	149,911
Derivative financial instruments	111,950	1,505	1,505	280,654	1,665	1,665

Financial liabilities:
Credit and repurchase facilities	$3,856,009	$3,841,814	$3,828,192	$4,493,699	$4,481,579	$4,484,107
Securitized debt	7,886,066	7,849,270	7,560,541	5,924,705	5,892,810	5,914,453
Senior unsecured notes	1,399,600	1,385,994	1,262,560	1,295,750	1,280,545	1,301,708
Convertible senior unsecured notes, net	287,500	280,356	287,834	264,000	259,385	294,690
Junior subordinated notes	154,336	143,128	103,977	154,336	142,382	101,698
Derivative financial instruments	273,973	4,897	4,897	301,816	1,482	1,482

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

Capitalized mortgage servicing rights, net. Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). The fair value of MSRs is estimated using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the contractually specified servicing fees, prepayment speed of the underlying loans, discount rate, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.

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

Securitized debt and junior subordinated notes. Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads (Level 3).

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at December 31, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,505	$1,505	$—	$1,151	$354

Financial liabilities:
Derivative financial instruments	$4,897	$4,897	$—	$4,897	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at December 31, 2022 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$61,745	$61,745	$—	$—	$61,745
Loans held-for-sale (2)	134,342	134,342	—	134,342	—
	$196,087	$196,087	$—	$134,342	$61,745
(1)	We had an allowance for credit losses of $85.4 million relating to seven impaired loans with an aggregate carrying value, before loan loss reserves, of $147.1 million at December 31, 2022.
(2)	We recorded an impairment loss of $15.7 million related to 13 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $150.0 million.

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

The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.

Quantitative information about Level 3 fair value measurements at December 31, 2022 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,745	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	354	Discounted cash flows	W/A discount rate	13.30%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	for the Year Ended December 31,
	2022	2021	2020
Derivative assets and liabilities, net
Beginning balance	$295	$1,967	$1,066
Settlements	(64,896)	(112,836)	(164,654)
Realized gains recorded in earnings	64,601	110,869	163,588
Unrealized gains recorded in earnings	354	295	1,967
Ending balance	$354	$295	$1,967

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

				Unrealized
	Notional/	Fair Value of	Interest Rate	Impairement	Total Fair Value
December 31, 2022	Principal Amount	Servicing Rights	Movement Effect	Loss	Adjustment
Rate lock commitments	$91,472	$354	$(1,070)	$—	$(716)
Forward sale commitments	294,451	—	1,070	—	1,070
Loans held-for-sale, net (1)	368,066	5,558	—	(15,703)	(10,145)
Total		$5,912	$—	$(15,703)	$(9,791)
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at December 31, 2022 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$14,254,674	$14,468,418	$—	$—	$14,468,418
Loans held-for-sale, net	354,070	362,054	—	356,496	5,558
Capitalized mortgage servicing rights, net	401,471	530,913	—	—	530,913
Securities held-to-maturity, net	156,547	144,571	—	—	144,571

Financial liabilities:
Credit and repurchase facilities	$3,841,814	$3,828,192	$—	$305,443	$3,522,749
Securitized debt	7,849,270	7,560,541	—	—	7,560,541
Senior unsecured notes	1,385,994	1,262,560	1,262,560	—	—
Convertible senior unsecured notes, net	280,356	287,834	—	287,834	—
Junior subordinated notes	143,128	103,977	—	—	103,977

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

At December 31, 2022, we were required to maintain at least $18.5 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At December 31, 2022, the restricted liquidity requirement totaled $64.4 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae.

At December 31, 2022, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At December 31, 2022, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA, and we believe we have met all requirements at December 31, 2022.

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

Debt Obligations and Operating Leases. At December 31, 2022, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2023	$2,660,381	$8,946	$2,669,327
2024	3,233,658	8,881	3,242,539
2025	2,035,226	9,008	2,044,234
2026	4,610,371	9,043	4,619,414
2027	696,707	7,598	704,305
Thereafter	347,168	27,706	374,874
Total	$13,583,511	$71,182	$13,654,693

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2022 and 2021, our leases had remaining lease terms of 0.2 – 10.4 years and 0.1 – 9.0 years, respectively, with a weighted average remaining lease term of 8.2 years for both periods and a weighted average discount rate of 6.8% and 4.0%, respectively. We recorded lease expense of $9.6 million, $9.3 million and $6.2 million during 2022, 2021 and 2020, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.15 billion at December 31, 2022 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

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

Since the Court’s decision in August 2020, the parties have engaged in extensive discovery. In early December 2022, the plaintiff and certain co-defendants, including our affiliates, commenced discussions regarding a possible settlement of the litigation and in late December 2022, those parties reached an agreement in principal to settle the litigation. As part of the agreement, we agreed to pay $7.4 million to the plaintiff, and we have accrued that amount in our December 31, 2022 financial statements. As of the date of this report, the parties are negotiating the settlement documents and the settlement will be subject to the approval of the United States Bankruptcy Court of the Southern District of New York. As part of the settlement, we expect to secure certain rights against those co-defendants who have not agreed to participate in the settlement, however, we can give no assurances that will we be successful in our efforts to recover any part of the amount we have accrued.

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

Consolidated VIEs. We have determined that our operating partnership, ARLP, and our CLO and Q Series securitization entities(“Securitization Entities”) are VIEs, which we consolidate. ARLP was already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements.

Our Securitization Entities invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We believe we hold the power necessary to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests, and rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued to third parties by the Securitization Entities, prior to the unwind. Our operating results and cash flows include the gross asset and liability amounts related to the Securitization Entities as opposed to our net economic interests in those entities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Restricted cash	$710,775	$466,523
Loans and investments, net	8,900,104	6,616,809
Other assets	174,382	61,474
Total assets	$9,785,261	$7,144,806

Liabilities:
Securitized debt	$7,849,270	$5,892,810
Other liabilities	26,754	9,813
Total liabilities	$7,876,024	$5,902,623

Assets held by the Securitization Entities are restricted and can only be used to settle obligations of those entities. The liabilities of the Securitization Entities are non-recourse to us and can only be satisfied from each respective asset pool. See Note 10 for details. We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the Securitization Entities.

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 29 VIEs in which we have a variable interest at December 31, 2022 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at December 31, 2022 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$446,932
APL certificates	126,258
B Piece bonds	33,442
Equity investments	20,194
Agency interest only strips	237
Total	$627,063
(1)	Represents the carrying amount of loans and investments before reserves. At December 31, 2022, $127.9 million of loans to VIEs had corresponding specific loan loss reserves of $77.9 million. The maximum loss exposure at December 31, 2022 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $4.01 billion at December 31, 2022.

Note 16 — Equity

Preferred Stock. In the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock, generating net proceeds of $77.1 million after deducting the underwriting discount and other offering expenses. The additional shares issued have the same terms as the original issuance.

During 2021, we completed the public offerings of 8,050,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock, 5,750,000 shares of 6.25% Series E cumulative redeemable preferred stock, and 9,200,000 shares of 6.375% Series D cumulative redeemable preferred stock. The Series F, Series E and Series D preferred stock are not redeemable by us prior to October 12, 2026, August 11, 2026 and June 2, 2026, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock. In November 2022, we amended the equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the amendment, we may offer and sell up to 25,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2022, we sold 18,860,788 shares of our common stock for net proceeds of $285.0 million. At December 31, 2022, we had 18,290,000 shares available under the amended agreement.

In the first quarter of 2022, we completed a public offering of 7,475,000 shares of our common stock (including the full exercise of the overallotment) for $16.57 per share and received net proceeds of $123.7 million after deducting the underwriter’s discount and other offering expenses. The proceeds from this offering were used to make investments related to our business and for general corporate purposes.

We maintain a share repurchase program providing for the repurchase of up to $100.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or in compliance with a Rule 10b5-1 plan based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. We did not repurchase shares of our common stock under this program during 2022. At December 31, 2022, there was $96.1 million available for repurchase under this program.

Noncontrolling Interest. Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At December 31, 2022, there were 16,293,589 OP Units outstanding, which represented 8.4% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2022 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 16, 2022	$0.37	January 3, 2022	$0.3984375	$0.390625	$0.46875
May 4, 2022	$0.38	April 1, 2022	$0.3984375	$0.390625	$0.390625
July 27, 2022	$0.39	July 1, 2022	$0.3984375	$0.390625	$0.390625
November 2, 2022	$0.40	September 30, 2022	$0.3984375	$0.390625	$0.390625

Common Stock – On February 15, 2023, the Board of Directors declared a cash dividend of $0.40 per share of common stock. The dividend is payable on March 17, 2023 to common stockholders of record as of the close of business on March 3, 2023.

Preferred Stock – On January 3, 2023, the Board of Directors declared cash dividends of $0.3984375 per share of Series D preferred stock and $0.390625 per share of both Series E and Series F preferred stock. These amounts reflect dividends from October 30, 2022 through January 29, 2023 and are payable on January 31, 2023 to preferred stockholders of record on January 15, 2023.

We have determined that 100% of the common stock and preferred stock dividends paid during 2022, 2021 and 2020 represented ordinary income to our stockholders for income tax purposes. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2022. As a result, no portion of the 2022 dividends should be treated as excess inclusion income for federal income tax purposes.

Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2022, we issued 652,596 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.1 million, of which: (1) 232,899 shares with a grant date fair value of $4.0 million were fully vested on the grant date; (2) 217,840 shares with a grant date fair value of $3.7 million will vest in 2023; (3) 181,968 shares with a grant date fair value of $3.1 million will vest in 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in 2026. We issued 25,012 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.

In 2021, we issued 384,758 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Plan with a total grant date fair value of $6.4 million, of which: (1) 144,951 shares with a grant date fair value of $2.4 million vested on the grant date; (2) 101,475 shares with a grant date fair value of $1.7 million vested in 2022; (3) 88,788 shares with a grant date fair value of $1.5 million will vest in 2023; (4) 25,479 shares with a grant date fair value of $0.4 million will vest in 2024; and (5) 24,065 shares with a grant date fair value of $0.4 million will vest in 2025. In April 2021, we granted our chief executive officer 184,729 shares of restricted common stock with a grant date fair value of $3.1 million that vest in full in April 2024. In July 2021, we granted our chief executive officer 165,746 shares of performance based restricted stock with a grant date fair value of $3.0 million, which vest in full in July 2024.

In 2020, we granted 314,957 shares of restricted common stock with a total grant date fair value of $3.4 million to our employees. One third of the shares vested as of the grant date and one third vested on each of the first and second anniversaries of the grant date. In 2020, we granted 52,735 shares of fully vested common stock with a grant date fair value of $0.5 million to members of our Board of Directors. In 2020, we granted our chief executive officer 45,928 shares of restricted common stock with a grant date fair value of $0.5 million and 275,569 of performance-based restricted stock units with a grant date fair value of $0.1 million. One quarter of the restricted common stock vest on the grant date and one quarter vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. In 2020, we also granted our chief executive officer 313,152 shares of performance-based restricted stock with a grant date fair value of $2.9 million as a result of achieving goals related to the integration of the Acquisition. The performance-based restricted stock vest in full three years after the grant date.

In 2022, 2021 and 2020, previously granted performance-based restricted stock units of 381,503 units, 448,980 units and 421,348 units, respectively, fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2021, 2020 and 2019, respectively. The 381,503 units, 448,980 units and 421,348 units vested in full and were net settled for 186,772 shares, 229,083 shares and 215,014 shares, respectively, of common stock in 2022, 2021 and 2020. respectively. In addition, 246,508 shares, 294,985 shares and 357,569 shares of performance-based restricted stock granted in 2019, 2018 and 2017, respectively, vested in 2022, 2021 and 2020, respectively, which were net settled for 120,665 shares, 150,530 shares and 182,467 shares, respectively, of common stock.

During 2022, 2021 and 2020, we recorded total stock-based compensation expense of $14.2 million, $9.3 million and $8.6 million, respectively, to employee compensation and benefits and $0.8 million, $0.6 million and $0.5 million, respectively, to selling and administrative expense.

During 2022, a total of 1,070,248 shares of restricted stock and restricted stock units vested with a grant date fair value of $12.0 million.

At December 31, 2022 and 2021, there were 1,389,427 shares and 1,257,199 shares, respectively, of unvested restricted common stock with a grant date fair value of $21.3 million and $17.1 million, respectively.

At December 31, 2022, total unrecognized compensation cost related to unvested restricted common stock was $9.0 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.9 years.

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations ($ in thousands, except share and per share data) is as follows:

	Year Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$284,829	$284,829	$317,412	$317,412	$163,395	$163,395
Net income attributable to noncontrolling interest (2)	—	28,044	—	38,507	—	25,208
Interest expense on convertible notes (3)	—	20,166	—	—	—	—
Net income attributable to common stockholders and noncontrolling interest	$284,829	$333,039	$317,412	$355,919	$163,395	$188,603
Weighted average shares outstanding	165,355,167	165,355,167	137,830,691	137,830,691	113,811,471	113,811,471
Dilutive effect of OP Units (2)	—	16,304,638	—	16,818,722	—	19,395,691
Dilutive effect of convertible notes (3)	—	16,900,204	—	506,949	—	43,487
Dilutive effect of restricted stock units (4)	—	552,621	—	933,233	—	718,647
Weighted average shares outstanding	165,355,167	199,112,630	137,830,691	156,089,595	113,811,471	133,969,296
Net income per common share (1)	$1.72	$1.67	$2.30	$2.28	$1.44	$1.41
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Beginning January 1, 2022, the effective date we adopted ASU 2020-06, we started utilizing the if-converted method of calculating EPS to reflect the impact of our convertible senior notes. For 2021 and 2020, the convertible senior notes impacted diluted EPS if the average price of our common stock exceeded the conversion price, as calculated in accordance with the terms of the indenture. See Note 2 for details.
(4)	Our chief executive officer was granted restricted stock units, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17 — Income Taxes

We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on its REIT-taxable income that is distributed to its stockholders, provided that at least 90% of its REIT–taxable income is distributed and provided that certain other requirements are met. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2022, 2021 and 2020, and therefore, have not provided for REIT federal income tax expense in either year. We have elected to retain excess inclusion income rather than passing it through to our stockholders. In 2022, 2021 and 2020, the REIT incurred no state income tax expense.

Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture, are owned or conducted through our taxable REIT subsidiaries (the “TRS Consolidated Group”), the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group had no federal net operating losses remaining from prior years. For 2022, 2021 and 2020, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $17.5 million, $46.3 million and $40.4 million, respectively. In 2022, the change in the valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets was due to the impact of state tax rate changes. In 2021, a $0.1 million valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets subject to loss limitation rules was released. In 2020, the change in valuation allowance was due to the impact of state tax rate changes.

A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Pre‑tax GAAP income:
REIT	$303,320	$239,356	$78,320
TRS Consolidated Group	67,991	184,736	158,230
Total pre‑tax GAAP income	$371,311	$424,092	$236,550

Our provision for income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
Federal	$14,167	$27,454	$27,284
State	5,058	7,939	8,383
Total	19,225	35,393	35,667
Deferred tax (benefit) provision :
Federal	$(1,373)	$8,287	$3,932
State	(370)	2,744	780
Valuation allowance	2	(139)	14
Total	(1,741)	10,892	4,726
Total income tax expense	$17,484	$46,285	$40,393

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
REIT non‑taxable income	(17.2)%	(11.9)%	(7.0)%
State and local income taxes, net of federal tax benefit	1.0%	2.0%	3.0%
Other	(0.1)%	(0.2)%	—%
Effective income tax rate	4.7%	10.9%	17.0%

The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Expenses not currently deductible	$22,755	$25,542
Loan loss reserves	7,159	7,110
Net operating and capital loss carryforwards	454	468
Valuation allowance	(294)	(292)
Other	441	372
Deferred tax assets, net	$30,515	$33,200
Deferred tax liabilities:
Mortgage servicing rights	$26,975	$28,672
Intangibles	6,457	7,243
Interest in equity affiliates—net	6,237	8,179
Deferred tax liabilities, net	$39,669	$44,094

At December 31, 2022, our TRS Consolidated Group, had approximately $30.5 million of deferred tax assets, net of a $0.3 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves, net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by approximately $39.7 million in deferred tax liabilities consisting of timing differences from mortgage servicing rights, intangibles and investments in equity affiliates.

At December 31, 2021, our TRS Consolidated Group, had $33.2 million of deferred tax assets, net of a $0.3 million valuation allowance. The deferred tax assets consist of expenses not currently deductible, loan loss reserves and net operating loss and capital loss carryforwards. Our TRS Consolidated Group's deferred tax assets are offset by $44.1 million in deferred tax liabilities consisting of timing differences from mortgage servicing rights, intangibles and investments in equity affiliates.

At both December 31, 2022 and 2021, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards and no capital loss carryforwards.

At both December 31, 2022 and 2021, the TRS Consolidated Group had no federal net operating loss carryforwards remaining and capital loss carryforwards of $1.1 million, which will expire through 2023.

At both December 31, 2022 and 2021, the TRS Consolidated Group had state net operating loss carryforwards of $0.2 million, which will begin to expire in 2036.

The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2017-2020. While the impact of the current income tax examinations was undetermined, it is not expected to be material to our consolidated financial statements.

We have assessed our tax positions for all open years, which includes 2017-2022, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2017 through 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During 2022, 2021 and 2020, we incurred $3.3 million, $3.2 million and $2.4 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $77.4 million and $84.3 million at December 31, 2022 and 2021, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2022 and 2021 and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $12.4 million and $26.6 million at December 31, 2022 and 2021, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par (none of which was funded at December 31, 2022) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and is scheduled to mature in March 2025.

In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at December 31, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.625% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.1 million for 2022.

In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at December 31, 2022) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was $0.1 million for 2022.

In 2021, we invested $4.2 million for 49.3% interest in a limited liability company (“LLC”) which purchased a retail property for $32.5 million and assumed an existing $26.0 million CMBS loan. A portion of the property can potentially be converted to office space, of which we obtain the right to occupy, in part. An entity owned by an immediate family member of our chief executive officer also made an investment in the LLC for a 10.0% ownership, is the managing member and holds the right to purchase our interest in the LLC.

In 2021, we originated a $63.4 million bridge loan to a third-party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $3.7 million and $2.1 million for 2022 and 2021, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2020, we committed to fund a $32.5 million bridge loan which was upsized to $41.5 million in September 2022, ($12.3 million was funded at December 31, 2022) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate and both loans mature in October 2023. Interest income recorded from these loans was $1.3 million, $0.5 million and less than $0.1 million for 2022, 2021 and 2020, respectively.

In 2020, we committed to fund a $30.5 million bridge loan, which was upsized to $38.8 million in September 2022, and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan ($17.6 million was funded at December 31, 2022) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and matures in May 2023 and the preferred equity investment has a 12.0% fixed rate and matures in April 2023. Interest income recorded from these loans was $1.6 million, $0.6 million and $0.1 million for 2022, 2021 and 2020, respectively.

In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. The Private Label loan bears interest at a 3.1% fixed rate and the mezzanine loan bears interest at a 9.0% fixed rate and both loans mature in April 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the mezzanine loan was $0.3 million for all periods presented.

We have a $35.0 million bridge loan and a $9.6 million preferred equity interest on an office building. The property is controlled by a third party. The day-to-day operations are currently being managed by an immediate family member, or one of his affiliated entities, of our chief executive officer. In September 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. Interest income recorded from these loans was $1.3 million and $1.6 million for 2021 and 2020, respectively.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During 2022, 2021 and 2020, we reimbursed the aircraft owner $1.1 million, $0.2 million and $0.5 million, respectively, for the flights chartered by our executives pursuant the agreement.

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at December 31, 2022) for an 18% interest in AMAC III. During 2022, 2021 and 2020, we received cash distributions totaling $0.5 million, $3.8 million and $0.1 million, respectively, and recorded a loss of $2.4 million, $1.3 million and $0.9 million, respectively, associated with this investment. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5 % and matures in August 2023. We also originated a $15.6 million Private Label loan in 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a 3.735% fixed rate and matures in January 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the bridge loan was $1.9 million, $1.3 million and $1.9 million for 2022, 2021 and 2020, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and matures in August 2023. Interest income recorded from this loan was $1.4 million, $1.3 million and $1.4 million for 2022, 2021 and 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8%, which was scheduled to mature in October 2022. In May 2022, these loans paid off in full. Interest income recorded from this loan was $0.8 million for 2022 and $1.9 million for both 2021 and 2020.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2022. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the mezzanine loan was $0.2 million for all period presented.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At December 31, 2022, we had an indirect interest of 12.3% in this entity. We recorded income from equity affiliates related to this investment of $4.9 million, $34.6 million and $75.7 million for 2022, 2021 and 2020, respectively. During 2022 and 2021, we also received cash distributions totaling $23.8 million and $28.0 million, respectively, from this investment, which were classified as returns of capital.

Interest income recorded from loans that were paid off prior to 2022 totaled $0.5 million and $3.4 million for 2021 and 2020, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.3% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million during 2020. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $11.1 million and $1.1 million during 2022 and 2020, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2022, this debt had an aggregate outstanding balance of $582.8 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At December 31, 2022, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents approximately 7% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

Note 19 — Employee Benefits

401(k). We have a 401(k) defined contribution plan (the “401(k) Plan”) which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee’s contribution. We have the option to increase the employer match based on our operating results. In 2022, we recorded $1.6 million and, in both 2021 and 2020, we recorded $0.8 million of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.

Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan”) which is offered to certain full-time employees and is subject to the rules of section 409(a) of the Internal Revenue Code. The Deferred Comp Plan can be modified or discontinued at any time. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (1) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (2) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2022, 2021 and 2020, there were $3.3 million, $2.2 million and $1.8 million, respectively, of employee deferrals. At December 31, 2022 and 2021, we had recorded liabilities totaling $28.7 million and $25.5 million, respectively, and assets of $24.7 million and $21.1 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.

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

	Year Ended December 31, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$903,622	$44,779	$—	$948,401
Interest expense	538,659	18,958	—	557,617
Net interest income	364,963	25,821	—	390,784
Other revenue:
Gain on sales, including fee-based services, net	—	55,816	—	55,816
Mortgage servicing rights	—	69,346	—	69,346
Servicing revenue	—	152,068	—	152,068
Amortization of MSRs	—	(59,876)	—	(59,876)
Property operating income	1,877	—	—	1,877
Gain on derivative instruments, net	—	26,609	—	26,609
Other income, net	(2,360)	(15,203)	—	(17,563)
Total other revenue	(483)	228,760	—	228,277
Other expenses:
Employee compensation and benefits	56,032	105,793	—	161,825
Selling and administrative	26,059	27,931	—	53,990
Property operating expenses	2,136	—	—	2,136
Depreciation and amortization	4,041	4,691	—	8,732
Provision for loss sharing (net of recoveries)	—	1,862	—	1,862
Provision for credit losses (net of recoveries)	19,770	1,399	—	21,169
Litigation settlement	7,350	—	—	7,350
Total other expenses	115,388	141,676	—	257,064
Income before extinguishment of debt, income from equity affiliates and income taxes	249,092	112,905	—	361,997
Loss on extinguishment of debt	(4,933)	—	—	(4,933)
Income from equity affiliates	14,247	—	—	14,247
Provision for income taxes	(821)	(16,663)	—	(17,484)
Net income	257,585	96,242	—	353,827
Preferred stock dividends	40,954	—	—	40,954
Net income attributable to noncontrolling interest	—	—	28,044	28,044
Net income attributable to common stockholders	$216,631	$96,242	$(28,044)	$284,829

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$427,039	$39,048	$—	$466,087
Interest expense	194,435	17,570	—	212,005
Net interest income	232,604	21,478	—	254,082
Other revenue:
Gain on sales, including fee-based services, net	—	123,037	—	123,037
Mortgage servicing rights	—	130,230	—	130,230
Servicing revenue	—	133,429	—	133,429
Amortization of MSRs	—	(58,615)	—	(58,615)
Property operating income	185	—	—	185
Loss on derivative instruments, net	—	(2,684)	—	(2,684)
Other income, net	7,491	75	—	7,566
Total other revenue	7,676	325,472	—	333,148
Other expenses:
Employee compensation and benefits	51,225	120,571	—	171,796
Selling and administrative	21,064	24,511	—	45,575
Property operating expenses	718	—	—	718
Depreciation and amortization	2,524	4,691	—	7,215
Provision for loss sharing (net of recoveries)	—	(6,167)	—	(6,167)
Provision for credit losses (net of recoveries)	(21,223)	110	—	(21,113)
Total other expenses	54,308	143,716	—	198,024
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	185,972	203,234	—	389,206
Loss on extinguishment of debt	(3,374)	—	—	(3,374)
Sale of real estate	2,466	1,227	—	3,693
Income from equity affiliates	34,567	—	—	34,567
Provision for income taxes	(5,940)	(40,345)	—	(46,285)
Net income	213,691	164,116	—	377,807
Preferred stock dividends	21,888	—	—	21,888
Net income attributable to noncontrolling interest	—	—	38,507	38,507
Net income attributable to common stockholders	$191,803	$164,116	$(38,507)	$317,412

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$305,893	$33,572	$—	$339,465
Interest expense	150,964	18,252	—	169,216
Net interest income	154,929	15,320	—	170,249
Other revenue:
Gain on sales, including fee-based services, net	—	94,607	—	94,607
Mortgage servicing rights	—	165,517	—	165,517
Servicing revenue	—	103,607	—	103,607
Amortization of MSRs	—	(49,222)	—	(49,222)
Property operating income	3,976	—	—	3,976
Loss on derivative instruments, net	(2,859)	(55,476)	—	(58,335)
Other income, net	4,052	57	—	4,109
Total other revenue	5,169	259,090	—	264,259
Other expenses:
Employee compensation and benefits	40,292	104,088	—	144,380
Selling and administrative	15,706	21,642	—	37,348
Property operating expenses	4,898	—	—	4,898
Depreciation and amortization	2,391	5,249	—	7,640
Provision for loss sharing (net of recoveries)	—	14,822	—	14,822
Provision for credit losses (net of recoveries)	59,967	1,143	—	61,110
Total other expenses	123,254	146,944	—	270,198
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	36,844	127,466	—	164,310
Loss on extinguishment of debt	(3,546)	—	—	(3,546)
(Loss) gain on sale of real estate	(878)	503	—	(375)
Income from equity affiliates	76,161	—	—	76,161
Provision for income taxes	(14,303)	(26,090)	—	(40,393)
Net income	94,278	101,879	—	196,157
Preferred stock dividends	7,554	—	—	7,554
Net income attributable to noncontrolling interest	—	—	25,208	25,208
Net income attributable to common stockholders	$86,724	$101,879	$(25,208)	$163,395

(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$200,514	$333,843	$534,357
Restricted cash	713,615	193	713,808
Loans and investments, net	14,254,674	—	14,254,674
Loans held-for-sale, net	—	354,070	354,070
Capitalized mortgage servicing rights, net	—	401,471	401,471
Securities held-to-maturity, net	—	156,547	156,547
Investments in equity affiliates	79,130	—	79,130
Goodwill and other intangible assets	12,500	83,569	96,069
Other assets and due from related party	367,837	81,022	448,859
Total assets	$15,628,270	$1,410,715	$17,038,985

Liabilities:
Debt obligations	$13,195,120	$305,442	$13,500,562
Allowance for loss-sharing obligations	—	57,168	57,168
Other liabilities and due to related parties	299,559	109,817	409,376
Total liabilities	$13,494,679	$472,427	$13,967,106

	December 31, 2021
Assets:
Cash and cash equivalents	$142,771	$261,809	$404,580
Restricted cash	468,013	18,677	486,690
Loans and investments, net	11,981,048	—	11,981,048
Loans held-for-sale, net	—	1,093,609	1,093,609
Capitalized mortgage servicing rights, net	—	422,734	422,734
Securities held-to-maturity, net	—	140,484	140,484
Investments in equity affiliates	89,676	—	89,676
Goodwill and other intangible assets	12,500	88,260	100,760
Other assets and due from related party	285,600	68,664	354,264
Total assets	$12,979,608	$2,094,237	$15,073,845

Liabilities:
Debt obligations	$11,100,429	$956,272	$12,056,701
Allowance for loss-sharing obligations	—	56,064	56,064
Other liabilities and due to related parties	278,726	132,370	411,096
Total liabilities	$11,379,155	$1,144,706	$12,523,861

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2022	2021	2020
Origination Data:
Structured Business
Bridge loans (1)	$6,082,041	$9,490,402	$2,312,061
Mezzanine / Preferred Equity	69,606	203,875	76,722
SFR - Permanent loans	—	26,238	44,896
Total new loan originations	$6,151,647	$9,720,515	$2,433,679

(1) 2022 and 2021 includes 132 and 103 SFR loans, respectively, with a UPB of $613.8 million and $389.2 million, respectively. During 2022, 2021 and 2020, we committed to fund SFR loans totaling $1.08 billion, $729.5 million and $261.5 million, respectively.

Loan runoff	$3,818,554	$2,516,771	$1,208,071

Agency Business
Origination Volumes by Investor:
Fannie Mae	$2,919,566	$3,389,312	$5,041,925
Freddie Mac	1,353,001	1,016,142	960,508
Private Label	217,542	1,436,853	382,191
FHA	188,394	430,320	327,345
SFR - Fixed Rate	89,683	136,931	—
Total	$4,768,186	$6,409,558	$6,711,969
Total loan commitment volume	$5,146,718	$6,347,752	$6,810,666

Agency Business Loan Sales Data:
Fannie Mae	$3,139,414	$3,675,763	$4,771,113
Freddie Mac	1,456,595	1,081,702	816,802
Private Label	515,086	985,094	727,154
FHA	241,457	480,275	272,659
SFR - Fixed Rate	86,071	192,335	—
Total	$5,438,623	$6,415,169	$6,587,728
Sales margin (fee-based services as a % of loan sales) (1)	1.34%	1.92%	1.44%
MSR rate (MSR income as a % of loan commitments)	1.35%	2.05%	2.43%
(1)	2022 includes $17.1 million of gains recognized on Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included in gain (loss) on derivative instruments, net in the consolidated statements of income.

	December 31, 2022
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio UPB	(basis points)	(years)
Fannie Mae	$19,038,124	50.2	8.0
Freddie Mac	5,153,207	25.0	9.0
Private Label	2,074,859	18.5	7.6
FHA	1,155,893	14.9	19.5
Bridge	301,182	12.5	1.7
SFR - Fixed Rate	274,764	19.8	6.0
Total	$27,998,029	41.1	8.6

	December 31, 2021
Fannie Mae	$19,127,397	53.5	8.0
Freddie Mac	4,943,905	27.1	9.3
Private Label	1,711,326	20.0	8.3
FHA	985,063	15.4	21.0
SFR - Fixed Rate	191,698	20.0	6.5
Total	$26,959,389	44.9	8.8

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

schedule iv — Loans and other Lending Investments

($ in thousands)

								Carrying
								Amount
		Periodic		Interest Pay				Subject to
		Payment	Maturity	Rate		Face	Carrying	Delinquent
Type	Location	Terms (1)	Date (2)	Index (3)	Prior Liens	Amount (4)	Amount (5)	Interest
Bridge Loans:
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2023 ‑ 2026	L+ 2.50% to 6.75%	$—	$12,830,999	$12,744,463	$—
				L Floor 0.10% to 2.50%
				SOFR+ 2.65% to 5.00%
				SOFR Floor 0.10% to 4.32%
				Fixed 3.83% to 12.00%
Single‑Family Rental	Various	IO / PI	2023 ‑ 2026	L+ 3.50% to 6.75%	—	927,373	916,498	—
				L Floor 0.25% to 2.25%
				SOFR+ 2.65% to 6.25%
				SOFR Floor 0.10% to 4.33%
Land	CA	IO	2023 - 2025	L+ 4.00%	—	118,595	40,726	—
				L Floor 0.15%
				Fixed 0.00%
Office	NY	IO	2023	L+ 3.50%	—	70,410	69,948	—
				L Floor 0.29%
Healthcare	AL	IO / PI	2023	L+ 5.00% to 5.35%	—	65,627	65,610	—
				L Floor 2.15% to 2.63%
Hotel	NY	IO / PI	2023	L+ 4.50%	—	40,850	40,836	—
Student Housing	NC	IO	2023	L+ 4.50%	—	25,700	25,589	—
				L Floor 0.25% to 2.25%
Retail	Various	IO	2024	L+ 3.50% to 4.00%	—	16,500	14,113	—
				L Floor 1.00% to 2.50%
Total Bridge Loans less than 3% of carrying amount of total loans					—	14,096,054	13,917,783	—
Total Bridge Loans					—	14,096,054	13,917,783	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV — Loans and other Lending Investments (Continued)

($ in thousands)

								Carrying
								Amount
		Periodic		Interest Pay				Subject to
		Payment	Maturity	Rate		Face	Carrying	Delinquent
Type	Location	Terms (1)	Date (2)	Index (3)	Prior Liens	Amount (4)	Amount (5)	Interest
Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2023 - 2033	Fixed 3.50% to 13.00%	880,697	194,621	187,333	—
Land	CA	IO	2023	Fixed 0.00%	—	9,333	9,333	—
Retail	Various	IO	2024	L+ 3.50%	30,389	9,545	6,100	—
				L Floor 1.00%
				Fixed 12.00%
Total Mezzanine Loans					911,086	213,499	202,766	—
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2023 - 2033	Fixed 4.00% to 13.00%	409,699	91,300	88,695	—
Office	NY	IO	2027	Fixed 0.00%	—	9,625	1,925	—
Land	TX	IO	2023	Fixed 12.00%	—	8,100	7,882	—
Commercial	NY	IO	2023	Fixed 6.00%	29,792	1,700	—	—
Total Preferred Equity Investments					439,491	110,725	98,502	—
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Single‑Family Rental	Various	IO / PI	2024 - 2026	L + 3.98% to 4.90%	—	35,845	35,623	—
				L Floor 0.25%
					—	35,845	35,623	—
Total Loans					$1,350,577	$14,456,123	$14,254,674	$—
(1)	IO = Interest Only, PI = Principal and Interest, L = LIBOR.

(2)	Maturity date does not include possible extensions.

(3)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)	During 2022, $1.68 billion of loans were extended.

(5)	The federal income tax basis is approximately $14.46 billion.

(6)	Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS (Continued)

The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$11,981,048	$5,285,868	$4,189,960
Additions during period:
New loan originations	6,151,647	9,720,515	2,433,679
Funding of unfunded loan commitments (1)	381,831	200,694	133,244
Accretion of unearned revenue	37,468	25,618	13,590
Recoveries of reserves	1,500	24,315	75
Loan charge‑offs	—	10,773	—
Deductions during period:
Loan payoffs and paydowns	(3,818,554)	(2,516,771)	(1,243,694)
Unfunded loan commitments (1)	(376,404)	(623,639)	(127,758)
Unearned revenue and costs	(51,808)	(69,528)	(35,893)
Reclassification to real estate owned	(31,200)	(880)	—
Provision for loan losses	(20,818)	—	(77,335)
Reclassification to held-for-sale loans	(36)	(65,144)	—
Use of loan charge‑offs	—	(10,773)	—
Balance at end of year	$14,254,674	$11,981,048	$5,285,868
(1)	In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2022.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, at December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

February 17, 2023

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2022 all filings required by Section 16(a) of the Exchange Act were made timely.

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2023 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2023 Proxy Statement is incorporated herein by reference.

The information regarding our corporate governance under the caption “Board Committees” in the 2023 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the section captioned “Executive Compensation” of the 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2023 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding our independent accountants’ fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

See the index to the consolidated financial statements and schedules included in Item 8 of this report.

(b) Exhibits.

Exhibit #	Description	Form	Exhibit #	Filing Date

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/2003
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	8/7/2007
3.3	Articles Supplementary of Arbor Realty Trust, Inc.	S-11	3.2	11/13/2003
3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock.	8-A	3.7	6/2/2021
3.5	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock.	8-A	3.5	8/11/2021
3.6	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock.	8-A	3.6	10/12/2021
3.7	New Articles Supplementary classifying 3,565,000 shares of 6.25% Series F Cumulative Redeemable Preferred Stock	8-K	3.2	2/7/2022
3.8	Articles Supplementary designating Special Voting Preferred Stock.	8-K	3.1	7/15/2016
3.9	Amended and Restated Bylaws of Arbor Realty Trust, Inc.
4.1	Form of Certificate for Common Stock.	S-11/A		12/31/2003
4.2	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	6/2/2021
4.3	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	8/11/2021
4.4	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	10/12/2021
4.5	Indenture, dated March 13, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	3/13/2018
4.6	Indenture, dated July 3, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	7/3/2018
4.7	Indenture, dated July 20, 2018, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	7/20/2018
4.8	Indenture, dated November 12, 2019, between Arbor Realty Trust, Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	11/12/2019
4.9	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee.	8-K	4.1	5/4/2021
4.10	Indenture, dated as of August 5, 2022, between Arbor Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	8/5/2022
4.11	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.9).
4.12	Description of securities of Arbor Realty Trust, Inc.	10-K	4.13	2/14/2020
4.13	Form of 7.50% Convertible Senior Notes due 2025 (included in Exhibit 4.10).
4.14	Indenture, dated as of October 11, 2022, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	10/11/2022
4.15	Form of 8.50% Senior Notes due 2027 (included in Exhibit 4.14).

Exhibit #	Description	Form	Exhibit #	Filing Date

10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.	8-K	10.3	7/15/2016
10.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.	S-11	10.6	11/13/2003
10.3	Form of Restricted Stock Agreement.	S-11	10.9	11/13/2003
10.4	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.	S-11	10.10	11/13/2003
10.5	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.30	5/11/2009
10.6	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.31	5/11/2009
10.7	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.	10-Q	10.32	5/11/2009
10.8	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.	10-Q	10.33	5/11/2009
10.9	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.	10-Q	10.34	5/11/2009
10.10	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.4	5/5/2017
10.11	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-K	10.12	2/15/2019
10.12	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	7/30/2021
10.13	Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K).	8-K	2.1	3/2/2016
10.14	Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto.	8-K	10.1	3/2/2016
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	10.1	7/15/2016

Exhibit #	Description	Form	Exhibit #	Filing Date

10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	1.1	5/10/2017
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.	8-K	10.5	7/15/2016
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.	8-K	10.6	7/15/2016
10.19	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.1	7/31/2020
10.20	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.2	7/30/2021
10.21	Pooling and Servicing Agreement, dated as of February 1, 2022, by and among Arbor Private Label Depositor, LLC, Midland Loan Services, Computershare Trust Company and Wilmington Trust.	10-Q	10.1	5/6/2022
10.22	Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto.	8-K	10.1	5/4/2021
10.23	Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	S-4	10.2	6/28/2021
10.24	First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	10/29/2021
10.25	Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.1	10/29/2021
10.26	Third Amendment dated February 7, 2022 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	5/6/2022
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit #	Description	Form	Exhibit #	Filing Date

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial statements of Wakefield Investments Holdings LLC.
101.1

Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2022, filed on February 17, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule IV.

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

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman
Date: February 17, 2023	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 17, 2023

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2023

/s/ Kenneth J. Bacon	Director	February 17, 2023
Kenneth J. Bacon

/s/ Caryn Effron	Director	February 17, 2023
Caryn Effron

/s/ Edward Farrell Edward Farrell	Director	February 17, 2023

/s/ William C. Green William C. Green	Director	February 17, 2023

/s/ Melvin F. Lazar Melvin F. Lazar	Director	February 17, 2023

/s/ Joseph Martello Joseph Martello	Director	February 17, 2023

/s/ Elliot Schwartz Elliot Schwartz	Director	February 17, 2023