Form 10-Q
period 2023-03-31
ARBOR REALTY TRUST INC
filed 2023-05-05
CIK 1253986

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Issuer has 181,161,134 shares of common stock outstanding at April 28, 2023.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on February 17, 2023 and in our other reports and filings with the SEC.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash and cash equivalents	$774,544	$534,357
Restricted cash	704,844	713,808
Loans and investments, net (allowance for credit losses of $153,077 and $132,559)	13,430,985	14,254,674
Loans held-for-sale, net	469,602	354,070
Capitalized mortgage servicing rights, net	396,634	401,471
Securities held-to-maturity, net (allowance for credit losses of $5,025 and $3,153)	153,888	156,547
Investments in equity affiliates	77,641	79,130
Due from related party	113,105	77,419
Goodwill and other intangible assets	94,896	96,069
Other assets	372,085	371,440
Total assets	$16,588,224	$17,038,985

Liabilities and Equity:
Credit and repurchase facilities	$3,650,876	$3,841,814
Securitized debt	7,508,472	7,849,270
Senior unsecured notes	1,409,899	1,385,994
Convertible senior unsecured notes	281,046	280,356
Junior subordinated notes to subsidiary trust issuing preferred securities	143,322	143,128
Due to related party	12,481	12,350
Due to borrowers	59,281	61,237
Allowance for loss-sharing obligations	59,757	57,168
Other liabilities	305,633	335,789
Total liabilities	13,430,767	13,967,106

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 183,821,003 and 178,230,522 shares issued and outstanding	1,838	1,782
Additional paid-in capital	2,278,287	2,204,481
Retained earnings	107,697	97,049
Total Arbor Realty Trust, Inc. stockholders' equity	3,021,506	2,936,996
Noncontrolling interest	135,951	134,883
Total equity	3,157,457	3,071,879
Total liabilities and equity	$16,588,224	$17,038,985

Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At March 31, 2023 and December 31, 2022, assets of our consolidated VIEs totaled $9,354,036 and $9,785,261, respectively, and the liabilities of our consolidated VIEs totaled $7,532,335 and $7,876,024, respectively. See Note 14 for discussion of our VIEs.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Interest income	$327,947	$166,698
Interest expense	219,373	82,559
Net interest income	108,574	84,139
Other revenue:
Gain on sales, including fee-based services, net	14,589	1,656
Mortgage servicing rights	18,458	15,312
Servicing revenue, net	29,565	21,054
Property operating income	1,381	295
Gain on derivative instruments, net	4,223	17,386
Other income, net	4,882	3,200
Total other revenue	73,098	58,903
Other expenses:
Employee compensation and benefits	42,399	42,025
Selling and administrative	13,623	14,548
Property operating expenses	1,383	535
Depreciation and amortization	2,624	1,983
Provision for loss sharing (net of recoveries)	3,177	(662)
Provision for credit losses (net of recoveries)	22,517	2,358
Total other expenses	85,723	60,787
Income before extinguishment of debt, income from equity affiliates and income taxes	95,949	82,255
Loss on extinguishment of debt	—	(1,350)
Income from equity affiliates	14,326	7,212
Provision for income taxes	(8,029)	(8,188)
Net income	102,246	79,929
Preferred stock dividends	10,342	9,056
Net income attributable to noncontrolling interest	7,585	6,816
Net income attributable to common stockholders	$84,319	$64,057

Basic earnings per common share	$0.47	$0.42
Diluted earnings per common share	$0.46	$0.40

Weighted average shares outstanding:
Basic	181,116,674	153,420,238
Diluted	214,910,974	185,431,404

Dividends declared per common share	$0.40	$0.37

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except shares)

Three Months Ended March 31, 2023
							Total Arbor
	Preferred	Preferred	Common	Common	Additional		Realty Trust, Inc.
	Stock	Stock	Stock	Stock	Paid-in	Retained	Stockholders’	Noncontrolling
	Shares	Value	Shares	Par Value	Capital	Earnings	Equity	Interest	Total Equity
Balance – January 1, 2023	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance of common stock	—	—	5,635,800	56	82,688	—	82,744	—	82,744
Repurchase of common stock	—	—	(886,432)	(9)	(9,662)	—	(9,671)	—	(9,671)
Stock-based compensation, net	—	—	841,113	9	780	—	789	—	789
Distributions - common stock	—	—	—	—	—	(73,666)	(73,666)	—	(73,666)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,517)	(6,517)
Net income	—	—	—	—	—	94,661	94,661	7,585	102,246
Balance – March 31, 2023	42,585,589	$633,684	183,821,003	$1,838	$2,278,287	$107,697	$3,021,506	$135,951	$3,157,457

Three Months Ended March 31, 2022
Balance - January 1, 2022	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance of common stock	—	—	8,225,750	82	137,718	—	137,800	—	137,800
Issuance of Series F preferred stock	3,292,000	77,571	—	—	—	—	77,571	—	77,571
Stock-based compensation, net	—	—	610,184	6	674	—	680	—	680
Distributions - common stock	—	—	—	—	—	(56,373)	(56,373)	—	(56,373)
Distributions - preferred stock	—	—	—	—	—	(9,056)	(9,056)	—	(9,056)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,040)	(6,040)
Net income	—	—	—	—	—	73,113	73,113	6,816	79,929
Balance – March 31, 2022	42,617,095	$633,734	160,198,115	$1,602	$1,927,621	$75,828	$2,638,785	$133,263	$2,772,048

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$102,246	$79,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,624	1,983
Stock-based compensation	5,901	6,095
Amortization and accretion of interest and fees, net	(236)	(2,840)
Amortization of capitalized mortgage servicing rights	15,416	14,972
Originations of loans held-for-sale	(1,033,384)	(845,620)
Proceeds from sales of loans held-for-sale, net of gain on sale	921,522	1,586,715
Mortgage servicing rights	(18,458)	(15,312)
Write-off of capitalized mortgage servicing rights from payoffs	3,307	12,697
Provision for loss sharing (net of recoveries)	3,177	(662)
Provision for credit losses (net of recoveries)	22,517	2,358
Net charge-offs for loss sharing obligations	(588)	(230)
Deferred tax provision (benefit)	3,164	(1,720)
Income from equity affiliates	(14,326)	(7,212)
Distributions from operations of equity affiliates	4,748	12,859
Change in fair value of held-for-sale loans	(2,960)	—
Loss on extinguishment of debt	—	1,350
Payoffs and paydowns of loans held-for-sale	13	3,258
Changes in operating assets and liabilities	(71,468)	(11,792)
Net cash (used in) provided by operating activities	(56,785)	836,828

Investing Activities:
Loans and investments funded, originated and purchased, net	(380,633)	(2,656,874)
Payoffs and paydowns of loans and investments	1,191,076	668,379
Deferred fees	3,953	20,767
Contributions to equity affiliates	(500)	(12,807)
Distributions from equity affiliates	11,567	—
Payoffs and paydowns of securities held-to-maturity	2,580	2,647
Purchase of securities held-to-maturity, net	—	(27,598)
Due to borrowers and reserves	—	(12,150)
Net cash provided by (used in) investing activities	828,043	(2,017,636)

Financing activities:
Proceeds from credit and repurchase facilities	1,849,389	3,035,664
Paydowns and payoffs of credit and repurchase facilities	(2,042,692)	(3,213,976)
Payoffs and paydowns of securitized debt	(344,547)	(441,000)
Proceeds from issuance of common stock	82,744	137,800
Proceeds from issuance of senior unsecured notes	95,000	—
Payoffs and paydowns of senior unsecured notes	(70,750)	—
Payments of withholding taxes on net settlement of vested stock	(5,112)	(5,415)
Repurchase of common stock	(9,671)	—
Distributions to stockholders	(90,530)	(72,099)
Payment of deferred financing costs	(3,866)	(13,915)
Proceeds from issuance of securitized debt	—	1,652,812
Proceeds from issuance of preferred stock	—	77,571
Net cash (used in) provided by financing activities	(540,035)	1,157,442
Net increase (decrease) in cash, cash equivalents and restricted cash	231,223	(23,366)
Cash, cash equivalents and restricted cash at beginning of period	1,248,165	891,270
Cash, cash equivalents and restricted cash at end of period	$1,479,388	$867,904

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$534,357	$404,580
Restricted cash at beginning of period	713,808	486,690
Cash, cash equivalents and restricted cash at beginning of period	$1,248,165	$891,270

Cash and cash equivalents at end of period	$774,544	$350,814
Restricted cash at end of period	704,844	517,090
Cash, cash equivalents and restricted cash at end of period	$1,479,388	$867,904

Supplemental cash flow information:
Cash used to pay interest	$213,849	$70,069
Cash used to pay taxes	1,032	741

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	7,010	6,138
Cummulative-effect adjustment (adoption of convertible debt standard)	—	2,447

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business

Arbor Realty Trust, Inc. (“we,” “us,” or “our”) is a Maryland corporation formed in 2003. We are a nationwide real estate investment trust (“REIT”) and direct lender, providing loan origination and servicing for commercial real estate assets. We operate through two business segments: our Structured Loan Origination and Investment Business, or “Structured Business,” and our Agency Loan Origination and Servicing Business, or “Agency Business.”

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2022 Annual Report.

Principles of Consolidation

The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other entities in which we own a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 14. All significant intercompany transactions and balances have been eliminated in consolidation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ongoing effects of the COVID-19 pandemic have caused significant disruptions to the U.S. and global economies. Although vaccine availability and usage have continued to increase, which has led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. In addition, new strains of COVID-19 continue to emerge, which may cause governments and businesses to re-impose aggressive measures to help slow its spread, making the future impact difficult to predict. The ultimate impact of COVID-19 on the economy, including rising inflation, increasing interest rates, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at March 31, 2023 inherently less certain.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the accounting guidance on troubled debt restructurings and amends existing disclosures, including the requirment to disclose current period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

	First quarter of 2023	The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Arrangements and ASU 2023-02, Investments – Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, both effective for us in the first quarter of 2024. We currently do not have any transactions that fall under the scope of this guidance; therefore, the adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Significant Accounting Policies

See Item 8 – Financial Statements and Supplementary Data in our 2022 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 — Loans and Investments

Our Structured Business loan and investment portfolio consists of ($ in thousands):

					Wtd. Avg.
					Remaining	Wtd. Avg.	Wtd. Avg.
		Percent of	Loan	Wtd. Avg.	Months to	First Dollar	Last Dollar
	March 31, 2023	Total	Count	Pay Rate (1)	Maturity	LTV Ratio (2)	LTV Ratio (3)
Bridge loans (4)	$13,298,939	97%	659	8.62%	18.3	0%	76%
Mezzanine loans	222,094	2%	46	8.15%	60.7	44%	80%
Preferred equity investments	89,725	1%	7	6.56%	45.3	47%	84%
Other loans (5)	32,966	<1%	3	9.23%	29.5	0%	57%
	13,643,724	100%	715	8.60%	19.2	1%	76%
Allowance for credit losses	(153,077)
Unearned revenue	(59,662)
Loans and investments, net	$13,430,985

	December 31, 2022
Bridge loans (4)	$14,096,054	98%	692	8.17%	19.8	0%	76%
Mezzanine loans	213,499	1%	44	8.13%	63.1	42%	77%
Preferred equity investments	110,725	1%	8	7.63%	39.2	46%	79%
Other loans (5)	35,845	<1%	3	8.76%	32.8	0%	58%
	14,456,123	100%	747	8.17%	20.6	1%	76%
Allowance for credit losses	(132,559)
Unearned revenue	(68,890)
Loans and investments, net	$14,254,674
(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)	The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)	The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)	At March 31, 2023 and December 31, 2022, bridge loans included 254 and 241, respectively, of SFR loans with a total gross loan commitment of $1.63 billion and $1.57 billion, respectively, of which $982.0 million and $927.4 million, respectively, was funded.
(5)	At both March 31, 2023 and December 31, 2022, other loans included 3 variable rate SFR permanent loans.

Concentration of Credit Risk

We are subject to concentration risk in that, at March 31, 2023, the UPB related to 84 loans with five different borrowers represented 11% of total assets. At December 31, 2022, the UPB related to 38 loans with five different borrowers represented 11% of total assets. During both the three months ended March 31, 2023 and the year ended December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at March 31, 2023 is as follows ($ in thousands):

								Wtd. Avg.	Wtd. Avg.
	UPB by Origination Year							First Dollar	Last Dollar
Asset Class / Risk Rating	2023	2022	2021	2020	2019	Prior	Total	LTV Ratio	LTV Ratio
Multifamily:
Pass	$22,360	$549,835	$268,328	$3,155	$—	$20,300	$863,978
Pass/Watch	160,465	2,781,244	3,236,800	303,109	203,354	22,050	6,707,022
Special Mention	—	1,322,873	2,884,543	51,175	51,785	27,194	4,337,570
Substandard	—	97,218	259,302	—	10,565	32,500	399,585
Total Multifamily	$182,825	$4,751,170	$6,648,973	$357,439	$265,704	$102,044	$12,308,155	1%	77%

Single-Family Rental:					Percentage of portfolio		91%
Pass	$—	$—	$22,928	$3,113	$—	$—	$26,041
Pass/Watch	33,188	449,188	293,140	107,147	20,965	—	903,628
Special Mention	—	20,710	27,474	37,139	—	—	85,323
Total Single-Family Rental	$33,188	$469,898	$343,542	$147,399	$20,965	$—	$1,014,992	0%	63%

Land:					Percentage of portfolio		7%
Special Mention	$—	$—	$—	$8,100	$—	$—	$8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$8,100	$—	$127,928	$136,028	0%	98%

Office:					Percentage of portfolio		1%
Pass/Watch	$—	$—	$—	$35,410	$—	$—	$35,410
Substandard	—	—	—	—	—	44,625	44,625
Total Office	$—	$—	$—	$35,410	$—	$44,625	$80,035	0%	99%

Healthcare:					Percentage of portfolio		1%
Pass/Watch	$—	$—	$—	$—	$51,069	$—	$51,069
Total Healthcare	$—	$—	$—	$—	$51,069	$—	$51,069	0%	69%

Retail:					Percentage of portfolio		< 1%
Pass	$—	$—	$—	$—	$4,000	$—	$4,000
Special Mention	—	—	—	—	—	3,445	3,445
Substandard	—	—	—	—	—	18,600	18,600
Total Retail	$—	$—	$—	$—	$4,000	$22,045	$26,045	11%	71%

Student Housing:					Percentage of portfolio		< 1%
Pass/Watch	$—	$—	$25,700	$—	$—	$—	$25,700
Total Student Housing	$—	$—	$25,700	$—	$—	$—	$25,700	0%	67%

Other:					Percentage of portfolio		< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	63%

					Percentage of portfolio		< 1%
Grand Total	$216,013	$5,221,068	$7,018,215	$548,348	$341,738	$298,342	$13,643,724	1%	76%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Concentration Risk

At March 31, 2023, underlying properties in Texas and Florida represented 24% and 15%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2022, underlying properties in Texas and Florida represented 22% and 14%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

Allowance for Credit Losses

A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2023
	Land	Multifamily	Office	Retail	Commercial	Single-Family Rental	Other	Total
Allowance for credit losses:
Beginning balance	$78,068	$37,961	$8,162	$5,819	$1,700	$781	$68	$132,559
Provision for credit losses (net of recoveries)	18	20,387	(56)	—	—	192	(23)	20,518
Ending balance	$78,086	$58,348	$8,106	$5,819	$1,700	$973	$45	$153,077

	Three Months Ended March 31, 2022
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$1,700	$320	$652	$113,241
Provision for credit losses (net of recoveries)	(30)	3,377	12	—	—	101	(319)	3,141
Ending balance	$77,940	$22,084	$8,085	$5,819	$1,700	$421	$333	$116,382

The increase in the provision for credit losses during the three months ended March 31, 2023 of $20.5 million was primarily attributable to the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and rising inflation, including an estimated continual decline in real estate values and other market factors.

The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At March 31, 2023 and December 31, 2022, we had outstanding unfunded commitments of $1.05 billion and $1.15 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.

At March 31, 2023 and December 31, 2022, accrued interest receivable related to our loans totaling $112.8 million and $108.5 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	March 31, 2023
				Wtd. Avg. First	Wtd. Avg. Last
		Carrying	Allowance for	Dollar LTV	Dollar LTV
Asset Class	UPB (1)	Value	Credit Losses	Ratio	Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Office	44,625	44,625	7,951	0%	100%
Retail	22,045	17,563	5,817	13%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$202,585	$191,756	$93,337	2%	96%

	December 31, 2022
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%
(1)	Represents the UPB of eight and seven impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at March 31, 2023 and December 31, 2022, respectively.

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at March 31, 2023 and December 31, 2022.

At both March 31, 2023 and December 31, 2022, four loans with an aggregate net carrying value of $2.6 million, net of related loan loss reserves of $5.1 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.

A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2023			December 31, 2022
		Less Than	Greater Than		Less Than	Greater Than
		90 Days	90 Days		90 Days	90 Days
	UPB	Past Due	Past Due	UPB	Past Due	Past Due
Multifamily	$2,605	$—	$2,605	$2,605	$—	$2,605
Retail	3,445	—	3,445	3,445	—	3,445
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$7,750	$—	$7,750	$7,750	$—	$7,750

In addition, we have six loans with a carrying value totaling $121.4 million at March 31, 2023, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2023 and December 31, 2022, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At both March 31, 2023 and December 31, 2022, we had no loans contractually past due 90 days or more that are still accruing interest. During the three months ended March 31, 2023 and 2022, we received $0.6 million and zero, respectively, of interest income on nonaccrual loans.

There were no loan modifications, refinancing’s and/or extensions during the three months ended March 31, 2023 or 2022 for borrowers experiencing financial difficulty.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2023 and December 31, 2022, we had total interest reserves of $118.0 million and $123.7 million, respectively, on 479 loans and 480 loans, respectively, with an aggregate UPB of $7.48 billion and $7.70 billion, respectively.

Subsequent Event

In April 2023, we exercised our right to foreclose on a group of properties in Houston, Texas that are the underlying collateral for four bridge loans with a total UPB of $217.4 million at March 31, 2023. We simultaneously sold these properties to a significant equity investor in the original bridge loans and provided new bridge loan financing as part of the sale. We did not record a loss on the original bridge loans and recovered all the outstanding interest owed to us as part of this restructuring.

Note 4 — Loans Held-for-Sale, Net

Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third-parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Fannie Mae	$316,283	$173,020
FHA	68,008	21,021
Freddie Mac	41,813	8,938
Private Label	33,897	152,735
SFR - Fixed Rate	8,737	12,352
	468,738	368,066
Fair value of future MSR	7,387	5,557
Unrealized impairment loss	(1,565)	(15,703)
Unearned discount	(4,958)	(3,850)
Loans held-for-sale, net	$469,602	$354,070

During the three months ended March 31, 2023 and 2022, we sold $932.7 million and $1.59 billion, respectively, of loans held-for-sale. Included in the total loans sold in the first quarters of 2023 and 2022 were $159.9 million and $489.3 million, respectively, of Private Label loans that were sold to unconsolidated affiliates. In connection with the Private Label loans sold in the first quarter of 2022, which were securitized by the purchaser, we retained the most subordinate class of certificates in this securitization totaling $43.4 million in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.

During 2022, we recorded a loss of $5.2 million (net of corresponding swap gains associated with these loans) on seven Private Label loans with a UPB of $129.9 million and a net carrying value of $116.4 million. During the first quarter of 2023, we sold these loans and recorded a gain of $0.9 million.

At March 31, 2023 and December 31, 2022, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Capitalized Mortgage Servicing Rights

Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.6 years at both March 31, 2023 and December 31, 2022.

A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$386,878	$14,593	$401,471	$395,573	$27,161	$422,734
Additions	13,886	—	13,886	26,971	—	26,971
Amortization	(14,287)	(1,129)	(15,416)	(12,927)	(2,045)	(14,972)
Write-downs and payoffs	(2,841)	(466)	(3,307)	(11,556)	(1,141)	(12,697)
Ending balance	$383,636	$12,998	$396,634	$398,061	$23,975	$422,036

We collected prepayment fees totaling $2.1 million and $16.1 million during the three months ended March 31, 2023 and 2022, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At March 31, 2023 and December 31, 2022, we had no valuation allowance recorded on any of our MSRs.

The expected amortization of capitalized MSRs recorded at March 31, 2023 is as follows (in thousands):

Year	Amortization
2023 (nine months ending 12/31/2023)	$46,546
2024	60,349
2025	56,515
2026	50,349
2027	45,525
Thereafter	137,350
Total	$396,634

Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Mortgage Servicing

Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2023
Product Concentrations			Geographic Concentrations
				UPB
Product	UPB (1)	% of Total	State	% of Total
Fannie Mae	$19,508,256	67%	Texas	12%
Freddie Mac	5,180,607	18%	New York	11%
Private Label	2,233,500	8%	California	8%
FHA	1,242,669	4%	North Carolina	8%
Bridge (2)	467,881	2%	Georgia	6%
SFR - Fixed Rate	279,712	1%	Florida	5%
Total	$28,912,625	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2022
Fannie Mae	$19,038,124	68%	Texas	11%
Freddie Mac	5,153,207	18%	New York	11%
Private Label	2,074,859	8%	California	8%
FHA	1,155,893	4%	North Carolina	8%
Bridge (2)	301,182	1%	Georgia	6%
SFR - Fixed Rate	274,764	1%	Florida	5%
Total	$27,998,029	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%
(1)	Excludes loans which we are not collecting a servicing fee.
(2)	Represents bridge loans that were either sold by our Structured Business or refinanced by a third-party lender which we retained the right to service.
(3)	No other individual state represented 4% or more of the total.

At March 31, 2023 and December 31, 2022, our weighted average servicing fee was 40.3 basis points and 41.1 basis points, respectively. At March 31, 2023 and December 31, 2022, we held total escrow balances (including unfunded CLO holdbacks) of approximately $1.5 billion and $1.7 billion, respectively, of which approximately $1.3 billion and $1.5 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Servicing fees	$29,210	$31,748
Interest earned on escrows	17,003	837
Prepayment fees	2,075	16,138
Write-offs of MSRs	(3,307)	(12,697)
Amortization of MSRs	(15,416)	(14,972)
Servicing revenue, net	$29,565	$21,054

Note 7 — Securities Held-to-Maturity

Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At March 31, 2023, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 7.30 years. The weighted average effective interest rate was 8.85% at both March 31, 2023 and December 31, 2022, including the accretion of a portion of the discount deemed collectible. Approximately $6.7 million is estimated to mature after one year through five years and $186.1 million is estimated to mature after five years through ten years.

Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At March 31, 2023, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.0 years. The weighted average effective interest rate was 11.43% and 12.20% at March 31, 2023 and December 31, 2022, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $7.3 million is estimated to mature within one year, $15.8 million is estimated to mature after one year through five years, $0.4 million is estimated to mature after five years through ten years and $16.3 million is estimated to mature after ten years.

A summary of our securities held-to-maturity is as follows (in thousands):

		Net Carrying	Unrealized	Estimated	Allowance for
	Face Value	Value	Gain (Loss)	Fair Value	Credit Losses
March 31, 2023
APL certificates	$192,791	$124,118	$(16,178)	$107,940	$3,330
B Piece bonds	39,750	29,770	3,253	33,023	1,695
Total	$232,541	$153,888	$(12,925)	$140,963	$5,025
December 31, 2022
APL certificates	$192,791	$123,475	$(13,348)	$110,127	$2,783
B Piece bonds	41,464	33,072	1,372	34,444	370
Total	$234,255	$156,547	$(11,976)	$144,571	$3,153

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2023
	APL	B Piece
	Certificates	Bonds	Total
Beginning balance	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	547	1,325	1,872
Ending balance	$3,330	$1,695	$5,025

The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.

We recorded interest income (including the amortization of discount) related to these investments of $3.1 million and $5.2 million during the three months ended March 31, 2023 and 2022, respectively.

Note 8 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

			UPB of Loans to
	Investments in Equity Affiliates at		Equity Affiliates at
Equity Affiliates	March 31, 2023	December 31, 2022	March 31, 2023
Arbor Residential Investor LLC	$46,141	$46,951	$—
AMAC Holdings III LLC	14,791	15,825	—
Fifth Wall Ventures	13,939	13,584	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
North Vermont Avenue	—	—	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$77,641	$79,130	$1,688

Arbor Residential Investor LLC (“ARI”). During the three months ended March 31, 2023 and 2022, we recorded a loss of $0.9 million and income of $5.0 million, respectively, to income from equity affiliates in our consolidated statements of income. We also received cash distributions of $7.5 million during the three months ended March 31, 2022, which were classified as returns of capital. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at March 31, 2023. At March 31, 2023, our indirect interest was 12.3%.

AMAC Holdings III LLC (“AMAC III”). During the first quarter of 2023, we received distributions of $0.6 million, which were classified as returns of capital and recorded a loss of $0.4 million. During the first quarter of 2022, we funded an additional $4.9 million and recorded a loss of $0.5 million.

Fifth Wall Ventures (“Fifth Wall”). We funded an additional $0.4 million and $4.8 million during the first quarters of 2023 and 2022, respectively.

Docsumo Pte. Ltd. (“Docsumo”). In the first quarter of 2022, we invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lexford Portfolio. During the three months ended March 31, 2023, we received distributions of $4.7 million, which were recognized as income from equity affiliates.

Equity Participation Interest. During the first quarters of 2023 and 2022, we received $11.0 million and $2.6 million, respectively, from equity participation interests on properties that were sold and which we had a preferred equity loan that previously paid-off.

See Note 17 for details of certain investments described above.

Note 9 — Debt Obligations

Credit and Repurchase Facilities

Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				March 31, 2023			December 31, 2022
			Note	Debt	Collateral		Debt	Collateral
	Current	Extended	Rate	Carrying	Carrying	Wtd. Avg.	Carrying	Carrying
	Maturity	Maturity	Type	Value (1)	Value	Note Rate	Value (1)	Value
Structured Business
$2.5B joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	$1,336,305	$1,876,423	7.26%	$1,516,657	$2,099,447
$1B repurchase facility (2)	Dec. 2023	N/A	V	391,056	559,341	6.97%	498,666	703,740
$500M repurchase facility	(3)	N/A	V	198,152	240,799	7.89%	154,653	188,563
$499M repurchase facility (2)(4)	Oct. 2023	N/A	V	339,819	487,321	7.22%	351,056	504,506
$450M repurchase facility	Mar. 2024	Mar. 2026	V	319,106	419,485	7.03%	344,237	450,736
$450M repurchase facility	Oct. 2023	Oct. 2024	V	102,470	131,924	6.57%	186,639	239,678
$400M credit facility	July 2023	N/A	V	33,232	43,383	6.83%	33,221	43,238
$225M credit facility	Oct. 2023	Oct. 2024	V	64,877	116,288	7.52%	47,398	81,119
$200M repurchase facility	Mar. 2024	Mar. 2025	V	45,769	65,401	7.52%	32,494	47,750
$200M repurchase facility	Jan. 2024	Jan. 2025	V	147,948	187,508	6.92%	154,516	200,099
$169M loan specific credit facilities	May 2023 to Aug. 2025	May 2023 to Aug. 2027	V/F	169,111	238,458	6.97%	156,107	225,805
$50M credit facility	Apr. 2024	Apr. 2025	V	29,199	36,500	7.07%	29,194	36,500
$35M working capital facility	Apr. 2024	N/A	V	—	—	—	—	—
$25M credit facility	Oct. 2024	N/A	V	18,747	24,475	7.57%	18,701	24,572
$25M credit facility	Apr. 2026	Apr. 2027	V	—	—	—	—	—
Repurchase facility - securities (2)(5)	N/A	N/A	V	33,100	—	6.59%	12,832	—
Structured Business total				$3,228,891	$4,427,306	7.18%	$3,536,371	$4,845,753

Agency Business
$750M ASAP agreement	N/A	N/A	V	$82,581	$82,679	5.78%	$29,476	$30,291
$500M joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	8,047	11,350	7.03%	104,629	135,641
$500M repurchase facility	Nov. 2023	N/A	V	112,978	125,336	6.18%	66,778	66,866
$200M credit facility	Mar. 2024	N/A	V	167,480	167,681	6.27%	31,475	33,177
$150M credit facility	July 2023	N/A	V	50,365	50,408	6.33%	57,887	57,974
$50M credit facility	Sept. 2023	N/A	V	—	—	—	14,664	14,671
$1M repurchase facility (2)(4)	Oct. 2023	N/A	V	534	907	7.18%	534	920
Agency Business total				$421,985	$438,361	6.17%	$305,443	$339,540
Consolidated total				$3,650,876	$4,865,667	7.06%	$3,841,814	$5,185,293

V = Variable Note Rate; F = Fixed Note Rate

(1)	At March 31, 2023 and December 31, 2022, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $11.1 million and $13.3 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.8 million and $0.9 million, respectively.
(2)	These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)	The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(4)	A portion of this facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(5)	At March 31, 2023 , this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $47.4 million. At December 31, 2022, this facility was collateralized by B Piece bonds with a carrying value of $33.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During 2022 and 2023, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. Existing financings generally remain at a LIBOR-based interest rate.

Structured Business

At March 31, 2023 and December 31, 2022, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.57% and 6.95%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 72% and 73% at March 31, 2023 and December 31, 2022, respectively.

In March 2023, we amended a $450.0 million repurchase facility to exercise a one-year extension option to March 2024 and amend the interest rate to a minimum of SOFR plus 2.00%.

Agency Business

In March 2023, we amended a $200.0 million credit facility to extend the maturity to March 2024 and amend the interest rate to SOFR plus 1.40%.

Securitized Debt

We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
		Carrying	Wtd. Avg.		Carrying	Restricted
March 31, 2023	Face Value	Value (1)	Rate (2)	UPB	Value	Cash (4)
CLO 19	$872,812	$867,037	7.33%	$985,430	$980,805	$34,882
CLO 18	1,652,812	1,646,248	6.77%	1,970,977	1,963,706	—
CLO 17	1,714,125	1,708,200	6.63%	1,939,977	1,933,198	129,142
CLO 16	1,237,500	1,232,352	6.26%	1,411,145	1,405,680	55,931
CLO 15	674,412	671,983	6.32%	607,100	604,704	186,520
CLO 14	655,475	653,034	6.27%	673,732	671,839	73,802
CLO 13	294,477	293,022	6.76%	400,617	399,695	24,175
CLO 12	203,027	202,375	6.93%	257,714	256,655	27,900
Total CLOs	7,304,640	7,274,251	6.63%	8,246,692	8,216,282	532,352
Q Series securitization	236,878	234,221	6.87%	315,837	314,166	—
Total securitized debt	$7,541,518	$7,508,472	6.64%	$8,562,529	$8,530,448	$532,352

December 31, 2022
CLO 19	$872,812	$866,605	6.75%	$952,268	$947,336	$64,300
CLO 18	1,652,812	1,645,711	6.19%	1,899,174	1,891,215	85,970
CLO 17	1,714,125	1,707,676	6.16%	1,911,866	1,904,732	145,726
CLO 16	1,237,500	1,231,887	5.79%	1,307,244	1,301,794	106,495
CLO 15	674,412	671,532	5.84%	797,755	795,078	2,861
CLO 14	655,475	652,617	5.80%	732,247	730,057	37,090
CLO 13	462,769	461,005	6.03%	552,182	550,924	37,875
CLO 12	379,283	378,331	6.09%	466,474	465,003	500
Total CLOs	7,649,188	7,615,364	6.10%	8,619,210	8,586,139	480,817
Q Series securitization	236,878	233,906	6.30%	315,837	313,965	—
Total securitized debt	$7,886,066	$7,849,270	6.11%	$8,935,047	$8,900,104	$480,817
(1)	Debt carrying value is net of $33.0 million and $36.8 million of deferred financing fees at March 31, 2023 and December 31, 2022, respectively.
(2)	At March 31, 2023 and December 31, 2022, the aggregate weighted average note rate for our collateralized loan obligations (“CLOs”), including certain fees and costs, was 6.86% and 6.32%, respectively.
(3)	At March 31, 2023, five loans with an aggregate UPB of $121.4 million were deemed a "credit risk" as defined by the CLO indentures. At December 31, 2022, there were no collateral deemed a “credit risk” as defined by the CLO indentures. Credit risk assets are generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)	Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $167.5 million and $230.0 million at March 31, 2023 and December 31, 2022, respectively.

CLO 13 and CLO 12. During the three months ended March 31, 2023, $168.3 million and $176.3 million of CLO 13 and CLO 12, respectively, have been paid down.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Unsecured Notes

A summary of our senior unsecured notes is as follows (in thousands):

Senior			March 31, 2023			December 31, 2022
Unsecured	Issuance			Carrying	Wtd. Avg.		Carrying	Wtd. Avg.
Notes	Date	Maturity	UPB	Value (1)	Rate (2)	UPB	Value (1)	Rate (2)
7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,518	7.75%	$—	$—	—
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	147,647	8.50%	150,000	147,519	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,557	5.00%	180,000	177,450	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	267,136	4.50%	270,000	266,926	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,073	5.00%	175,000	172,917	5.00%
8.00% Notes (3)	Apr. 2020	Apr. 2023	—	—	—	70,750	70,613	8.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,081	4.50%	275,000	272,960	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,457	4.75%	110,000	109,369	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,611	5.75%	90,000	89,514	5.75%
5.625% Notes (4)	Mar. 2018	May 2023	78,850	78,819	5.63%	78,850	78,726	5.63%
			$1,423,850	$1,409,899	5.42%	$1,399,600	$1,385,994	5.40%
(1)	At March 31, 2023 and December 31, 2022, the carrying value is net of deferred financing fees of $14.0 million and $13.6 million, respectively.
(2)	At March 31, 2023 and December 31, 2022, the aggregate weighted average note rate, including certain fees and costs, was 5.72% and 5.69%, respectively.
(3)	These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)	These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

In March 2023, we issued $95.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $93.4 million from the issuance, after deducting the placement agent commission and other offering expenses. We used $70.8 million of the proceeds, which includes accrued interest and other fees, to repurchase the remaining portion of our 8.00% senior unsecured notes due in 2023.

Subsequent Event. In May 2023, our 5.625% senior unsecured notes matured and were redeemed for cash.

Convertible Senior Unsecured Notes

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

The UPB and net carrying value of our convertible notes are as follows (in thousands):

		Unamortized Deferred	Net Carrying
Period	UPB	Financing Fees	Value
March 31, 2023	$287,500	$6,454	$281,046

December 31, 2022	$287,500	$7,144	$280,356

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2023, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the three months ended March 31, 2022, we incurred interest expense on the notes totaling $3.8 million, of which $3.1 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.42% at both March 31, 2023 and December 31, 2022. At March 31, 2023, the 7.50% convertible senior notes had a conversion rate of 59.9317 shares of common stock per $1,000 of principal, which represented a conversion price of $16.69 per share of common stock.

Junior Subordinated Notes

The carrying values of borrowings under our junior subordinated notes were $143.3 million and $143.1 million at March 31, 2023 and December 31, 2022, respectively, which is net of a deferred amount of $9.5 million and $9.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.6 million at both March 31, 2023 and December 31, 2022. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 8.08% and 7.65% at March 31, 2023 and December 31, 2022, respectively. Including certain fees and costs, the weighted average note rate was 8.16% and 7.74% at March 31, 2023 and December 31, 2022, respectively.

Debt Covenants

Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2023.

CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at March 31, 2023, as well as on the most recent determination dates in April 2023. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Our CLO compliance tests as of the most recent determination dates in April 2023 are as follows:

Cash Flow Triggers	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	149.65%	144.83%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	117.87%	118.76%	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	181.78%	157.94%	181.82%	169.24%	159.94%	145.12%	150.89%	124.34%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass	Pass
(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 13	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
April 2023	149.65%	144.83%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
January 2023	126.58%	128.52%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
October 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2022	118.87%	119.76%	119.76%	120.85%	121.21%	122.51%	124.03%	—
(1)	This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 10 — Allowance for Loss-Sharing Obligations

Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$57,168	$56,064
Provisions for loss sharing	4,567	133
Provisions reversal for loan repayments	(1,390)	(795)
Recoveries (charge-offs), net	(588)	(230)
Ending balance	$59,757	$55,172

When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At March 31, 2023 and 2022, we had $34.5 million and $34.4 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.

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

When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2023 and December 31, 2022, we had outstanding advances of $0.4 million and $0.8 million, respectively, which were netted against the allowance for loss-sharing obligations.

At March 31, 2023 and December 31, 2022, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $25.3 million and $22.7 million, respectively, and represented 0.13% and 0.12%, respectively, of our Fannie Mae servicing portfolio. During the three months ended March 31, 2023, we recorded a $2.6 million increase in CECL reserves.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2023 and December 31, 2022, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.58 billion and $3.49 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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

These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2023 and 2022, we recorded a gain of $7.1 million and a loss of $2.5 million, respectively, from changes in the fair value of these derivatives and $18.5 million and $15.3 million, respectively, of income from MSRs. See Note 12 for details.

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

During the three months ended March 31, 2023, we recorded realized gains of $1.6 million and unrealized losses of $4.4 million and during the three months ended March 31, 2022, we recorded realized and unrealized gains of $18.0 million and $2.0 million, respectively, to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	March 31, 2023
				Fair Value
		Notional	Balance Sheet	Derivative	Derivative
Derivative	Count	Value	Location	Assets	Liabilities
Rate lock commitments	9	$334,722	Other assets/other liabilities	$3,097	$(2,352)
Forward sale commitments	48	760,826	Other assets/other liabilities	6,679	(1,022)
Swaps	250	25,000		—	—
		$1,120,548		$9,776	$(3,374)

	December 31, 2022
Rate lock commitments	6	$91,472	Other assets/other liabilities	$354	$(1,070)
Forward sale commitments	27	294,451	Other assets/other liabilities	1,151	(3,827)
Swaps	1,298	129,800		—	—
		$515,723		$1,505	$(4,897)

Note 12 — Fair Value

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2023			December 31, 2022
	Principal /	Carrying	Estimated	Principal /	Carrying	Estimated
	Notional Amount	Value	Fair Value	Notional Amount	Value	Fair Value
Financial assets:
Loans and investments, net	$13,643,724	$13,430,985	$13,634,147	$14,456,123	$14,254,674	$14,468,418
Loans held-for-sale, net	468,738	469,602	483,727	368,066	354,070	362,054
Capitalized mortgage servicing rights, net	n/a	396,634	502,282	n/a	401,471	530,913
Securities held-to-maturity, net	232,541	153,888	140,963	234,255	156,547	144,571
Derivative financial instruments	591,688	9,776	9,776	111,950	1,505	1,505

Financial liabilities:
Credit and repurchase facilities	$3,662,756	$3,650,876	$3,610,881	$3,856,009	$3,841,814	$3,828,192
Securitized debt	7,541,518	7,508,472	7,326,912	7,886,066	7,849,270	7,560,541
Senior unsecured notes	1,423,850	1,409,899	1,257,377	1,399,600	1,385,994	1,262,560
Convertible senior unsecured notes	287,500	281,046	264,141	287,500	280,356	287,834
Junior subordinated notes	154,336	143,322	104,595	154,336	143,128	103,977
Derivative financial instruments	503,860	3,374	3,374	273,973	4,897	4,897

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

Convertible senior unsecured notes. Fair values are estimated using current market quotes received from inactive markets (Level 2).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at March 31, 2023 (in thousands):

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$9,776	$9,776	$—	$6,679	$3,097

Financial liabilities:
Derivative financial instruments	$3,374	$3,374	$—	$3,374	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at March 31, 2023 (in thousands):

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$98,419	$98,419	$—	$—	$98,419
Loans held-for-sale (2)	41,068	41,068	—	41,068	—
	$139,487	$139,487	$—	$41,068	$98,419
(1)	We had an allowance for credit losses of $93.3 million relating to eight impaired loans with an aggregate carrying value, before loan loss reserves, of $191.8 million at March 31, 2023.
(2)	We had unrealized impairment losses of $1.6 million related to ten held-for-sale loans with an aggregate carrying value, before unrealized impairment losses, of $42.6 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Quantitative information about Level 3 fair value measurements at March 31, 2023 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	7.50%
Office	36,674	Discounted cash flows	Capitalization rate	5.25%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,745	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	3,097	Discounted cash flows	W/A discount rate	13.27%

The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	Three Months Ended March 31,
	2023	2022
Derivative assets and liabilities, net
Beginning balance	$354	$295
Settlements	(15,066)	(13,683)
Realized gains recorded in earnings	14,712	13,388
Unrealized gains recorded in earnings	3,097	1,355
Ending balance	$3,097	$1,355

The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

				Unrealized
	Notional/	Fair Value of	Interest Rate	Impairement	Total Fair Value
March 31, 2023	Principal Amount	Servicing Rights	Movement Effect	Loss	Adjustment
Rate lock commitments	$334,722	$3,097	$1,185	$—	$4,282
Forward sale commitments	760,826	—	(1,185)	—	(1,185)
Loans held-for-sale, net (1)	468,738	7,388	—	(1,565)	5,823
Total		$10,485	$—	$(1,565)	$8,920
(1)	Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at March 31, 2023 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$13,430,985	$13,634,147	$—	$—	$13,634,147
Loans held-for-sale, net	469,602	483,727	—	476,339	7,388
Capitalized mortgage servicing rights, net	396,634	502,282	—	—	502,282
Securities held-to-maturity, net	153,888	140,963	—	—	140,963

Financial liabilities:
Credit and repurchase facilities	$3,650,876	$3,610,881	$—	$421,985	$3,188,896
Securitized debt	7,508,472	7,326,912	—	—	7,326,912
Senior unsecured notes	1,409,899	1,257,377	1,257,377	—	—
Convertible senior unsecured notes	281,046	264,141	—	264,141	—
Junior subordinated notes	143,322	104,595	—	—	104,595

Note 13 — Commitments and Contingencies

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

At March 31, 2023, we were required to maintain at least $18.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At March 31, 2023, the restricted liquidity requirement totaled $67.3 million and was satisfied with a $64.0 million letter of credit and $2.5 million of cash issued to Fannie Mae.

At March 31, 2023, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $35.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At March 31, 2023, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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

Debt Obligations and Operating Leases. At March 31, 2023, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

		Minimum Annual
	Debt	Operating Lease
Year	Obligations	Payments	Total
2023 (nine months ending December 31, 2023)	$1,944,655	$7,076	$1,951,731
2024	2,997,340	9,180	3,006,520
2025	1,902,049	9,318	1,911,367
2026	4,905,927	9,363	4,915,290
2027	985,653	7,929	993,582
2028	180,000	7,301	187,301
Thereafter	154,336	20,491	174,827
Total	$13,069,960	$70,658	$13,140,618

During the three months ended March 31, 2023 and 2022, we recorded lease expense of $2.6 million and $2.4 million, respectively.

Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.05 billion at March 31, 2023 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation other than the following:

In June 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies that had emerged from bankruptcy. There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of ours and certain individuals and other entities that are affiliates of ours were included as defendants.

In June 2013, the Trust amended the lawsuits, to, among other things, (1) consolidate the lawsuits into one lawsuit, (2) remove 47 defendants from the lawsuits, none of whom were related to us, so that there were 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (3) reduce the counts within the lawsuits from over 100 down to 17 (as consolidated, the "Action"). For more detailed information regarding the Action, please refer to Note 14 of our 2022 Annual Report filed with the SEC on February 17, 2023.

After extensive motion practice and discovery, in early December 2022, the plaintiff and certain co-defendants, including our affiliates, commenced discussions regarding a possible settlement of the Action, and in late December 2022, those parties reached an agreement in principle to settle the Action for a total of $38 million. We agreed to pay up to $7.4 million of the settlement amount, which amount was accrued in our December 31, 2022 financial statements. We maintain certain claims against a co-defendant on which we may recover amounts in the future, reducing our contribution to the settlement, but we can give no assurances that we will be successful in any such recovery.

In early March 2023, the parties to the settlement finalized the settlement documents and on April 25, 2023, the Bankruptcy Court approved the settlement in open court. Pursuant to the settlement agreement, the parties to the settlement are expected to make the agreed upon payments and the broad mutual releases will become effective during the second quarter, upon which the Action will be discontinued, with prejudice.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Consolidated VIEs. We have determined that our operating partnership, ARLP, and our CLO and Q Series securitization entities (“Securitization Entities”) are VIEs, which we consolidate. ARLP was already consolidated in our financial statements, therefore, the identification of this entity as a VIE had no impact on our consolidated financial statements.

Our Securitization Entities invest in real estate and real estate-related securities and are financed by the issuance of debt securities. We believe we hold the power necessary to direct the most significant economic activities of those entities. We also have exposure to losses to the extent of our equity interests and rights to waterfall payments in excess of required payments to bond investors. As a result of consolidation, equity interests have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued to third parties by the Securitization Entities, prior to the unwind. Our operating results and cash flows include the gross asset and liability amounts related to the Securitization Entities as opposed to our net economic interests in those entities.

The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Restricted cash	$699,892	$710,775
Loans and investments, net	8,530,448	8,900,104
Other assets	123,696	174,382
Total assets	$9,354,036	$9,785,261

Liabilities:
Securitized debt	$7,508,472	$7,849,270
Other liabilities	23,863	26,754
Total liabilities	$7,532,335	$7,876,024

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

Unconsolidated VIEs. We determined that we are not the primary beneficiary of 28 VIEs in which we have a variable interest at March 31, 2023 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at March 31, 2023 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$437,448
APL certificates	127,448
B Piece bonds	31,465
Equity investments	19,160
Agency interest only strips	214
Total	$615,735
(1)	Represents the carrying amount of loans and investments before reserves. At March 31, 2023, $172.5 million of loans to VIEs had corresponding specific loan loss reserves of $85.8 million. The maximum loss exposure at March 31, 2023 would not exceed the carrying amount of our investment.

These unconsolidated VIEs have exposure to real estate debt of approximately $3.95 billion at March 31, 2023.

Note 15 — Equity

Common Stock. During the first quarter of 2023, we sold 5,635,800 shares of our common stock at an average price of $14.68 per share for net proceeds of $82.7 million through an “At-The-Market” equity offering sales agreement. The proceeds were used to make investments related to our business and for general corporate purposes.

In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. As of April 30, 2023, we repurchased 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share.

Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2023, there were 16,293,589 OP Units outstanding, which represented 8.1% of the voting power of our outstanding stock.

Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2023 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 15, 2023	$0.40	January 3, 2023	$0.3984375	$0.390625	$0.390625
		March 31, 2023	$0.3984375	$0.390625	$0.390625

Common Stock – On May 3, 2023, the Board of Directors declared a cash dividend of $0.42 per share of common stock. The dividend is payable on May 31, 2023 to common stockholders of record as of the close of business on May 19, 2023.

Deferred Compensation. During the first quarter of 2023, we issued 889,822 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $10.4 million, of which: (1) 256,208 shares with a grant date fair value of $3.0 million vested on the grant date; (2) 24,493 shares with a grant date fair value of $0.4 million will vest during the remainder of 2023; (3) 260,304 shares with a grant date fair value of $3.1

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million will vest in 2024; (4) 235,969 shares with a grant date fair value of $2.7 million will vest in 2025; (5) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (6) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We also issued 40,796 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date pursuant to a pre-established deferral election.

During the first quarter of 2023, 352,427 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 172,513 common shares.

During the first quarter of 2023, we withheld 188,542 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.

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

A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$84,319	$84,319	$64,057	$64,057
Net income attributable to noncontrolling interest (2)	—	7,585	—	6,816
Interest expense on convertible notes	—	6,081	—	3,995
Net income attributable to common stockholders and noncontrolling interest	$84,319	$97,985	$64,057	$74,868
Weighted average shares outstanding	181,116,674	181,116,674	153,420,238	153,420,238
Dilutive effect of OP Units (2)	—	16,293,589	—	16,325,095
Dilutive effect of convertible notes	—	17,230,358	—	15,111,154
Dilutive effect of restricted stock units (3)	—	270,353	—	574,917
Weighted average shares outstanding	181,116,674	214,910,974	153,420,238	185,431,404
Net income per common share (1)	$0.47	$0.46	$0.42	$0.40
(1)	Net of preferred stock dividends.
(2)	We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)	Our chief executive officer was granted restricted stock units, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

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

In the three months ended March 31, 2023 and 2022, we recorded a tax provision of $8.0 million and $8.2 million, respectively. The tax provision recorded in the three months ended March 31, 2023 consisted of a current and deferred tax provision of $4.8 million and $3.2 million, respectively. The tax provision recorded in the three months ended March 31, 2022 consisted of a current tax provision of $9.9 million and a deferred tax benefit of $1.7 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.

Note 17 — Agreements and Transactions with Related Parties

Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three months ended March 31, 2023 and 2022, we incurred $0.7 million and $0.8 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.

Other Related Party Transactions. Due from related party was $113.1 million and $77.4 million at March 31, 2023 and December 31, 2022, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.

Due to related party was $12.5 million and $12.4 million at March 31, 2023 and December 31, 2022, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.

In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par (none of which was funded at March 31, 2023) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and is scheduled to mature in March 2025.

In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at March 31, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was less than $0.1 million for the three months ended March 31, 2023.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at March 31, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was less than $0.1 million for the three months ended March 31, 2023.

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

In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan has an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Interest income recorded from this loan was $1.4 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

In 2020, we committed to fund a $32.5 million bridge loan ($16.0 million was funded at March 31, 2023) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate, and both loans mature in October 2023. Interest income recorded from these loans was $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan ($21.1 million was funded at March 31, 2023) has an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.0% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to $38.4 million, and the interest rate was changed to SOFR plus 5.25% with a SOFR floor of 0.75%. In addition, the maturity date on both loans were extended to May 2025. Interest income recorded from these loans was $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.0% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended March 31, 2023 and 2022.

We have a $35.0 million bridge loan and a $9.6 million preferred equity interest on an office building. The property is controlled by a third party. The day-to-day operations are currently being managed by an immediate family member, or one of his affiliated entities, of our chief executive officer. In 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. At both March 31, 2023 and December 31, 2022, these loans had an allowance for credit loss recorded against them totaling $8.0 million.

In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During both the three months ended March 31, 2023 and 2022, we reimbursed the aircraft owner $0.2 million for the flights chartered by our executives pursuant the agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at March 31, 2023) for an 18% interest in AMAC III. During the three months ended March 31, 2023 and 2022, we recorded a loss associated with this investment of $0.4 million and $0.5 million, respectively, and during the three months ended March 31, 2023, we received a cash distribution of $0.6 million. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of LIBOR plus 3.5% and matures in August 2023. We also originated a $15.6 million Private Label loan in 2019 to a borrower which is 100% owned by AMAC III, which bears interest at a 3.735% fixed rate and matures in January 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from the bridge loan was $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and matures in August 2023. Interest income recorded from this loan was $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8%,which was scheduled to mature in October 2022. In May 2022, this loan paid off in full. Interest income recorded from this loan was $0.5 million for the three months ended March 31, 2022.

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

In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2023. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

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

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At March 31, 2023, we had an indirect interest of 12.3% in this entity. We recorded a loss related to this investment of $0.9 million and income of $5.0 million in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, we also received a cash distribution of $7.5 million which were classified as returns of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.3% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $4.7 million during the three months ended March 31, 2023, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2023, this debt had an aggregate outstanding balance of approximately $600.0 million and is scheduled to mature through 2029.

Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At March 31, 2023, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents 6.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2023
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$317,376	$10,571	$—	$327,947
Interest expense	214,894	4,479	—	219,373
Net interest income	102,482	6,092	—	108,574
Other revenue:
Gain on sales, including fee-based services, net	—	14,589	—	14,589
Mortgage servicing rights	—	18,458	—	18,458
Servicing revenue	—	44,981	—	44,981
Amortization of MSRs	—	(15,416)	—	(15,416)
Property operating income	1,381	—	—	1,381
Gain on derivative instruments, net	—	4,223	—	4,223
Other income, net	1,908	2,974	—	4,882
Total other revenue	3,289	69,809	—	73,098
Other expenses:
Employee compensation and benefits	15,641	26,758	—	42,399
Selling and administrative	6,711	6,912	—	13,623
Property operating expenses	1,383	—	—	1,383
Depreciation and amortization	1,451	1,173	—	2,624
Provision for loss sharing (net of recoveries)	—	3,177	—	3,177
Provision for credit losses (net of recoveries)	20,645	1,872	—	22,517
Total other expenses	45,831	39,892	—	85,723
Income before income from equity affiliates and income taxes	59,940	36,009	—	95,949
Income from equity affiliates	14,326	—	—	14,326
Benefit from (provision for) income taxes	429	(8,458)	—	(8,029)
Net income	74,695	27,551	—	102,246
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	7,585	7,585
Net income attributable to common stockholders	$64,353	$27,551	$(7,585)	$84,319

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2022
	Structured	Agency	Other /
	Business	Business	Eliminations (1)	Consolidated
Interest income	$156,260	$10,438	$—	$166,698
Interest expense	78,202	4,357	—	82,559
Net interest income	78,058	6,081	—	84,139
Other revenue:
Gain on sales, including fee-based services, net	—	1,656	—	1,656
Mortgage servicing rights	—	15,312	—	15,312
Servicing revenue	—	36,026	—	36,026
Amortization of MSRs	—	(14,972)	—	(14,972)
Property operating income	295	—	—	295
Gain on derivative instruments, net	—	17,386	—	17,386
Other income, net	3,196	4	—	3,200
Total other revenue	3,491	55,412	—	58,903
Other expenses:
Employee compensation and benefits	15,487	26,538	—	42,025
Selling and administrative	7,409	7,139	—	14,548
Property operating expenses	535	—	—	535
Depreciation and amortization	810	1,173	—	1,983
Provision for loss sharing (net of recoveries)	—	(662)	—	(662)
Provision for credit losses (net of recoveries)	2,069	289	—	2,358
Total other expenses	26,310	34,477	—	60,787
Income before extinguishment of debt, income from equity affiliates and income taxes	55,239	27,016	—	82,255
Loss on extinguishment of debt	(1,350)	—	—	(1,350)
Income from equity affiliates	7,212	—	—	7,212
Provision for income taxes	(1,432)	(6,756)	—	(8,188)
Net income	59,669	20,260	—	79,929
Preferred stock dividends	9,056	—	—	9,056
Net income attributable to noncontrolling interest	—	—	6,816	6,816
Net income attributable to common stockholders	$50,613	$20,260	$(6,816)	$64,057
(1)	Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2023
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$405,596	$368,948	$774,544
Restricted cash	702,360	2,484	704,844
Loans and investments, net	13,430,985	—	13,430,985
Loans held-for-sale, net	—	469,602	469,602
Capitalized mortgage servicing rights, net	—	396,634	396,634
Securities held-to-maturity, net	—	153,888	153,888
Investments in equity affiliates	77,641	—	77,641
Goodwill and other intangible assets	12,500	82,396	94,896
Other assets and due from related party	413,846	71,344	485,190
Total assets	$15,042,928	$1,545,296	$16,588,224

Liabilities:
Debt obligations	$12,571,630	$421,985	$12,993,615
Allowance for loss-sharing obligations	—	59,757	59,757
Other liabilities and due to related parties	268,048	109,347	377,395
Total liabilities	$12,839,678	$591,089	$13,430,767

	December 31, 2022
Assets:
Cash and cash equivalents	$200,514	$333,843	$534,357
Restricted cash	713,615	193	713,808
Loans and investments, net	14,254,674	—	14,254,674
Loans held-for-sale, net	—	354,070	354,070
Capitalized mortgage servicing rights, net	—	401,471	401,471
Securities held-to-maturity, net	—	156,547	156,547
Investments in equity affiliates	79,130	—	79,130
Goodwill and other intangible assets	12,500	83,569	96,069
Other assets and due from related party	367,837	81,022	448,859
Total assets	$15,628,270	$1,410,715	$17,038,985

Liabilities:
Debt obligations	$13,195,120	$305,442	$13,500,562
Allowance for loss-sharing obligations	—	57,168	57,168
Other liabilities and due to related parties	299,559	109,817	409,376
Total liabilities	$13,494,679	$472,427	$13,967,106

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Origination Data:
Structured Business
Bridge loans (1)	$262,189	$2,820,716
Mezzanine / Preferred Equity	5,845	8,139
Total new loan originations	$268,034	$2,828,855

Loan runoff	$1,186,649	$666,551

Agency Business
Origination Volumes by Investor:
Fannie Mae	$795,021	$449,680
FHA	148,940	11,990
Freddie Mac	101,332	299,072
Private Label	41,107	72,896
SFR - Fixed Rate	5,461	4,871
Total	$1,091,861	$838,509
Total loan commitment volume	$1,500,110	$975,132

Agency Business Loan Sales Data:
Fannie Mae	$651,758	$666,544
Private Label	159,945	489,269
Freddie Mac	68,457	359,086
FHA	43,475	71,816
SFR - Fixed Rate	9,064	—
Total	$932,699	$1,586,715
Sales margin (fee-based services as a % of loan sales) (2)	1.56%	1.18%
MSR rate (MSR income as a % of loan commitments)	1.23%	1.57%
(1)	2023 and 2022 includes 20 and 35 SFR loans, respectively, with a UPB of $76.1 million and $133.4 million, respectively. During 2023 and 2022, we committed to fund SFR loans totaling $54.4 million and $83.3 million, respectively.
(2)	2022 includes $17.1 million of gains recognized on Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included in gain on derivative instruments, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2023
		Wtd. Avg. Servicing	Wtd. Avg. Life of
	Servicing	Fee Rate	Servicing Portfolio
Key Servicing Metrics for Agency Business:	Portfolio UPB	(basis points)	(years)
Fannie Mae	$19,508,256	49.5	8.0
Freddie Mac	5,180,607	24.7	9.1
Private Label	2,233,500	19.6	7.7
FHA	1,242,669	14.7	19.8
Bridge	467,881	11.6	2.9
SFR - Fixed Rate	279,712	20.0	5.9
Total	$28,912,625	40.3	8.6

	December 31, 2022
Fannie Mae	$19,038,124	50.2	8.0
Freddie Mac	5,153,207	25.0	9.0
Private Label	2,074,859	18.5	7.6
FHA	1,155,893	14.9	19.5
Bridge	301,182	12.5	1.7
SFR - Fixed Rate	274,764	19.8	6.0
Total	$27,998,029	41.1	8.6

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

Significant Developments During the First Quarter of 2023

Financing and Capital Markets Activity.

●	Raised $93.4 million from the issuance of our 7.75% senior unsecured notes and used a significant portion of the net proceeds from such issuance to redeem our 8.00% senior unsecured notes; and
●	Raised $82.7 million of capital from the issuances of common stock under our “At-The-Market” equity offering sales agreement.

Share Repurchase Program. In March, we implemented a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock. As of April 30, 2023, we repurchased 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share.

Structured Business Activity.

●	Our structured loan and investment portfolio decreased 6% to $13.64 billion as loan runoff totaling $1.19 billion outpaced loan originations totaling $268.0 million; and
●	Received and recorded $15.7 million in income from equity affiliates from an equity participation interest on a property that was sold and a cash distribution from our Lexford joint venture.

Agency Business Activity.

●	Loan originations and sales totaled $1.09 billion and $932.7 million, respectively; and
●	Grew our fee-based servicing portfolio over 3%, or $914.6 million, to $28.91 billion.

Dividend. We raised our quarterly common dividend $0.02 to $0.42 per share, representing an annual run rate of $1.68 per share.

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

The Federal Reserve has raised interest rates throughout 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the first half of 2023, potentially even longer. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR or LIBOR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow and cash balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.

We have recently witnessed significant volatility in the banking sector as a result of disruptions to the banking system and financial markets resulting from multiple bank failures. Although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk.

We have been very successful in raising capital through various vehicles to grow our businesses. The anticipated continual rise in interest rates, inflation, recent bank failures and unpredictable geopolitical landscape have caused a dislocation and additional volatility in the capital markets, which may result in a continual reduction of available liquidity. Instability in the banking sector, such as the recent bank failures and consolidations, have further contributed to the tightening liquidity conditions in equity and capital markets and has affected the availability and cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all. Periods of volatility and dislocation in the capital markets, as observed recently, could limit our ability to grow our Structured Business since this business is more reliant on the capital markets to grow, but can also present us with unique avenues to participate in other lower cost financing options and build on existing relationships, or, create new relationships with lenders. Since our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, tightening liquidity conditions in equity and capital markets should not have a substantial impact on our ability to grow this business.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2022, the Federal Housing Finance Agency (“FHFA”) announced that its 2023 Caps for Fannie Mae and Freddie Mac will be $75 billion for each enterprise for a total opportunity of $150 billion (the “2023 Caps”), which has decreased from its 2022 loan origination caps of $78 billion for each enterprise. The FHFA has stated that they will continue to monitor the market and reserves the right to increase the 2023 Caps if warranted, however, they will not reduce the 2023 Caps if the market is smaller than initially projected. The 2023 Caps will continue to apply to all multifamily business, have no exclusions, and mandate that 50% be directed towards mission driven, affordable housing. The FHFA has removed the requirement that at least 25% be affordable to residents at or below 60% of area median income (“AMI”) to reduce inconsistencies with their Housing Goals regulation. Further, the FHFA has changed certain definitions of mission driven affordable housing and also allows loans to finance energy or water efficiency improvements with units affordable at or below 80% of AMI to be classified as mission-driven, up from 60% AMI in 2022. This increase will allow the GSEs to expand their effort on energy and water conservation measures at workforce housing properties. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2023 to December 31, 2022:

Our Structured loan and investment portfolio balance was $13.64 billion and $14.46 billion at March 31, 2023 and December 31, 2022, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $918.6 million. See below for details.

Our portfolio had a weighted average current interest pay rate of 8.60% and 8.17% at March 31, 2023 and December 31, 2022, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.83% and 8.42% at March 31, 2023 and December 31, 2022, respectively. Our debt that finances our loans and investment portfolio totaled $12.65 billion and $13.28 billion at March 31, 2023 and December 31, 2022, respectively, with a weighted average funding cost of 6.68% and 6.22%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.97% and 6.50% at March 31, 2023 and December 31, 2022, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended
March 31, 2023
Loans originated	$268,034
Number of loans	24
Weighted average interest rate	9.62%

Loan runoff	$1,186,649
Number of loans	65
Weighted average interest rate	8.86%

Loans extended	$360,613
Number of loans	14

Loans held-for-sale from the Agency Business increased $115.5 million, primarily from loan originations exceeding loan sales by $159.2 million as noted in the following table, partially offset by an unfunded construction loan origination totaling $60.4 million. Our GSE loans are generally sold within 60 days, while our Private Label loans are generally expected to be sold to third-parties or securitized within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended
	March 31, 2023
	Loan
	Originations	Loan Sales
Fannie Mae	$795,021	$651,758
FHA	148,940	43,475
Freddie Mac	101,332	68,457
Private Label	41,107	159,945
SFR - Fixed Rate	5,461	9,064
Total	$1,091,861	$932,699

Due from related party was $113.1 million and $77.4 million at March 31, 2023 and December 31, 2022, respectively, and represents funds received from our affiliated servicing operations related to loan payoffs.

Liabilities – Comparison of balances at March 31, 2023 to December 31, 2022:

Credit and repurchase facilities decreased $190.9 million, primarily due to loan runoff in our Structured Business portfolio, partially offset by loan originations exceeding sales in our Agency Business.

Securitized debt decreased $340.8 million, primarily due to repayments of debt on CLO 12 and CLO 13 as the replacement period has ended for both CLOs.

Senior unsecured notes increased $23.9 million, primarily due to the issuance of $95.0 million of 7.75% senior notes, partially offset by the repurchase of $70.8 million of our 8.00% senior notes.

Other liabilities decreased $30.2 million, primarily due to payments of accrued commissions and incentive compensation during the first quarter of 2023, related to 2022 performance, and decreases in accrued legal fees, from the payment made to settle the Extended Stay litigation, and accrued interest payable, from payment of the semi-annual interest due on our 7.50% convertible notes.

Equity

During the first quarter of 2023, we sold 5,635,800 shares of our common stock through our “At-The-Market” equity agreement. In addition, through April 30, 2023, we repurchased 3,545,604 shares of our common stock under our share repurchase program.

See Note 15 for details of our dividends declared and deferred compensation transactions.

Agency Servicing Portfolio

The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2023
			Wtd. Avg.	Wtd. Avg.				Annualized
	Servicing		Age of	Portfolio				Prepayments	Delinquencies
	Portfolio	Loan	Portfolio	Maturity	Interest Rate Type		Wtd. Avg.	as a %	as a %
Product	UPB	Count	(years)	(years)	Fixed	Adjustable	Note Rate	of Portfolio (1)	of Portfolio (2)
Fannie Mae	$19,508,256	2,487	3.2	8.3	94%	6%	4.30%	4.64%	0.43%
Freddie Mac	5,180,607	1,201	3.0	10.0	80%	20%	4.47%	4.64%	2.86%
Private Label	2,233,500	139	2.1	7.6	100%	—	3.71%	—	—
FHA	1,242,669	101	2.5	33.4	100%	—	3.31%	—	—
Bridge	467,881	5	0.9	2.6	35%	65%	7.42%	—	—
SFR - Fixed Rate	279,712	56	1.6	6.1	100%	—	5.09%	—	—
Total	$28,912,625	3,989	3.0	9.5	91%	9%	4.30%	3.97%	0.80%

	December 31, 2022
Fannie Mae	$19,038,124	2,460	3.1	8.5	96%	4%	4.20%	12.71%	0.13%
Freddie Mac	5,153,207	1,214	2.8	10.2	84%	16%	4.26%	19.78%	0.27%
Private Label	2,074,859	130	1.9	7.8	100%	—	3.60%	—	—
FHA	1,155,893	96	2.5	33.5	100%	—	3.17%	1.59%	—
Bridge	301,182	4	0.9	1.6	—	100%	7.68%	—	—
SFR - Fixed Rate	274,764	53	1.4	6.3	100%	—	5.04%	0.30%	—
Total	$27,998,029	3,957	2.9	9.7	93%	7%	4.17%	12.35%	0.14%
(1)	Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)	Delinquent loans reflect loans that are contractually 60 days or more past due. At March 31, 2023 and December 31, 2022, delinquent loans totaled $232.1 million and $38.7 million, respectively. At March 31, 2023, there were two loans totaling $3.3 million in bankruptcy and a $1.0 million loan in foreclosure. There were no loans in the foreclosure process or in bankruptcy at December 31, 2022.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$327,947	$166,698	$161,249	97%
Interest expense	219,373	82,559	136,814	166%
Net interest income	108,574	84,139	24,435	29%
Other revenue:
Gain on sales, including fee-based services, net	14,589	1,656	12,933	nm
Mortgage servicing rights	18,458	15,312	3,146	21%
Servicing revenue, net	29,565	21,054	8,511	40%
Property operating income	1,381	295	1,086	nm
Gain on derivative instruments, net	4,223	17,386	(13,163)	(76)%
Other income, net	4,882	3,200	1,682	53%
Total other revenue	73,098	58,903	14,195	24%
Other expenses:
Employee compensation and benefits	42,399	42,025	374	1%
Selling and administrative	13,623	14,548	(925)	(6)%
Property operating expenses	1,383	535	848	159%
Depreciation and amortization	2,624	1,983	641	32%
Provision for loss sharing (net of recoveries)	3,177	(662)	3,839	nm
Provision for credit losses (net of recoveries)	22,517	2,358	20,159	nm
Total other expenses	85,723	60,787	24,936	41%
Income before extinguishment of debt, income from equity affiliates and income taxes	95,949	82,255	13,694	17%
Loss on extinguishment of debt	—	(1,350)	1,350	nm
Income from equity affiliates	14,326	7,212	7,114	99%
Provision for income taxes	(8,029)	(8,188)	159	(2)
Net income	102,246	79,929	22,317	28%
Preferred stock dividends	10,342	9,056	1,286	14%
Net income attributable to noncontrolling interest	7,585	6,816	769	11%
Net income attributable to common stockholders	$84,319	$64,057	$20,262	32%

nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2023			2022
	Average	Interest	W/A Yield /	Average	Interest	W/A Yield /
	Carrying	Income /	Financing	Carrying	Income /	Financing
	Value (1)	Expense	Cost (2)	Value (1)	Expense	Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,799,379	$303,019	8.91%	$12,506,401	$143,483	4.65%
Mezzanine / junior participation loans	214,971	5,884	11.10%	222,758	5,078	9.25%
Preferred equity investments	97,192	1,998	8.34%	152,761	2,660	7.06%
Other	34,152	833	9.89%	140,666	4,926	14.20%
Core interest-earning assets	14,145,694	311,734	8.94%	13,022,586	156,147	4.86%
Cash equivalents	871,105	5,642	2.63%	758,362	113	0.06%
Total interest-earning assets	$15,016,799	$317,376	8.57%	$13,780,948	$156,260	4.60%

Structured Business interest-bearing liabilities:

CLO	$7,480,943	$119,051	6.45%	$6,604,069	$31,723	1.95%
Credit and repurchase facilities	3,438,091	62,730	7.40%	3,668,456	24,121	2.67%
Unsecured debt	1,713,633	26,289	6.22%	1,559,751	21,153	5.50%
Q Series securitization	236,878	3,906	6.69%	—	—	—
Trust preferred	154,336	2,918	7.67%	154,336	1,205	3.17%
Total interest-bearing liabilities	$13,023,881	214,894	6.69%	$11,986,612	78,202	2.65%
Net interest income		$102,482			$78,058
(1)	Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)	Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

The increase in interest income was mainly due to a $161.1 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates, and an increase in our average balance of our core interest-earning assets, mainly from loan originations exceeding loan runoff during 2022.

The increase in interest expense was mainly due to a $136.7 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates, and an increase in the average balance of our interest-bearing liabilities, due to the growth in our loan portfolio during 2022 and the issuance of additional unsecured debt.

Agency Business Revenue

The increase in gain on sales, including fee-based services, net was primarily due to a 32% increase in the sales margin from 1.18% (which includes gains recognized on Swaps) to 1.56%, partially offset by a 41% decrease ($654.0 million) in loan sales volume. The increase in the sales margin was primarily driven by higher margins received on Fannie Mae and Private Label loan sales.

The increase in income from MSRs was primarily due to a 54% increase ($525.0 million) in loan commitment volume, partially offset by a 22% decrease in the MSR rate from 1.57% to 1.23%. The decrease in the MSR rate was primarily due to a reduction in servicing rates on newer loans.

The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates and higher escrow balances, partially offset by less prepayment penalties received.

Other Income

The gain on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business.

Other Expenses

The decrease in selling and administrative expenses was primarily due to lower legal fees due to the settlement of the Extended Stay litigation.

The increase in our provisions for loss sharing and credit losses (“CECL provisions”) were primarily due to the impact of an increase in interest rates, higher unemployment rates and rising inflation, along with changes in property values, in our CECL forecast models.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2022 represents deferred financing fees recognized in connection with the unwind of CLOs.

Income from Equity Affiliates

Income from equity affiliates in the first quarter of 2023 primarily reflects $11.0 million received from an equity participation interest on a property that was sold and a $4.7 million distribution received from our Lexford joint venture, while income in the first quarter of 2022 primarily reflects income from our investment in a residential mortgage banking business of $5.0 million and a $2.6 million equity participation interest on a property that was sold.

Provision for Income Taxes

In the three months ended March 31, 2023, we recorded a tax provision of $8.0 million, which consisted of a current and deferred tax provision of $4.8 million and $3.2 million, respectively. In the three months ended March 31, 2022, we recorded a tax provision of $8.2 million, which consisted of a current tax provision of $9.9 million and a deferred tax benefit of $1.7 million. The decrease in the tax provision was primarily due to lower income generated from our investment in a residential banking business.

Preferred Stock Dividends

The increase in preferred stock dividends was due to the issuance of an additional 3,292,000 shares of our Series F preferred stock during the first quarter of 2022.

Net Income Attributable to Noncontrolling Interest

The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units and 16,325,095 OP Units outstanding at March 31, 2023 and 2022, respectively, which represented 8.1% and 9.2% of our outstanding stock at March 31, 2023 and 2022, respectively.

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

The ongoing COVID-19 pandemic has contributed to adverse economic and market conditions, causing significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets, while adding to ongoing longer-term macroeconomic effects on inflation, interest rates and capital markets. In addition, the recent bank failures and consolidations have further contributed to a dislocation in capital markets and tightening liquidity conditions affecting the availability and cost of capital. We are monitoring its impact on our financing sources, borrowers and their tenants, as well as the economy as a whole, including the tightening liquidity conditions in equity and capital markets. To the extent that our financing sources, borrowers and their tenants continue to be impacted by the pandemic, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

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

We had $12.65 billion in total structured debt outstanding at March 31, 2023. Of this total, $9.41 billion, or 74%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2024, or later. The remaining $3.24 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At March 31, 2023, we had $2.12 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.

At May 4, 2023, we had approximately $785.0 million in cash and approximately $560.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $28.91 billion agency servicing portfolio at March 31, 2023, which is mostly prepayment protected and generates approximately $117.0 million per year in recurring cash flow.

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

Cash Flows. Cash flows used in operating activities totaled $56.8 million during the three months ended March 31, 2023 and consisted primarily of net cash outflows of $111.9 million, due to loan originations exceeding loan sales in our Agency Business, a $30.2 million decrease in other liabilities, primarily due to payments made for commissions, incentive compensation and the settlement of the Extended Stay litigation and a $35.7 million increase in due from related party, partially offset by net income of $102.2 million.

Cash flows provided by investing activities totaled $828.0 million during the three months ended March 31, 2023. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $1.19 billion, net of originations of $380.6 million, resulted in net cash inflows of $810.4 million.

Cash flows used in financing activities totaled $540.0 million during the three months ended March 31, 2023 and consisted primarily of $344.5 million of paydowns on CLO 12 and CLO 13 (replacement period ended), net cash outflows of $193.3 million from debt facility activities (facility paydowns were greater than loan originations) and $90.5 million of distributions to our stockholders and OP Unit holders, partially offset by $82.7 million of proceeds from the issuance of common stock.

Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at March 31, 2023. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million and $2.5 million of cash. See Note 13 for details about our performance regarding these requirements.

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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	March 31, 2023
				Maturity
Debt Instruments	Commitment	UPB (1)	Available	Dates (2)
Structured Business
Credit and repurchase facilities	$6,762,047	$3,239,951	$3,522,096	2023 - 2026
Securitized debt (3)	7,541,518	7,541,518	—	2023 - 2027
Senior unsecured notes	1,423,850	1,423,850	—	2023 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	16,169,251	12,647,155	3,522,096

Agency Business
Credit and repurchase facilities (4)	2,150,534	422,805	1,727,729	2023 - 2024
Consolidated total	$18,319,785	$13,069,960	$5,249,825
(1)	Excludes the impact of deferred financing costs.
(2)	See Note 13 for a breakdown of debt maturities by year.
(3)	Maturity dates represent the weighted average remaining maturity based on the underlying collateral at March 31, 2023.
(4)	The ASAP agreement we have with Fannie Mae has no expiration date.

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

	Quarterly Average	End of Period	Maximum UPB at
Quarter Ended	UPB	UPB	Any Month-End
March 31, 2023	$3,691,191	$3,662,756	$3,696,760
December 31, 2022	4,441,774	3,856,009	4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785

Our debt facilities, including their restrictive covenants, are described in Note 9.

Off-Balance Sheet Arrangements. At March 31, 2023, we had no off-balance sheet arrangements.

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

Contractual Obligations. During the three months ended March 31, 2023, the following significant changes were made to our contractual obligations disclosed in our 2022 Annual Report:

●	issued $95.0 million of 7.75% senior unsecured notes due in 2026, and used $70.8 million of the proceeds to repurchase our 8.00% senior unsecured notes; and
●	modified existing debt facilities.

Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at March 31, 2023.

Derivative Financial Instruments

We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.

Critical Accounting Policies

Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2023, there were no material changes to these policies.

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

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, changes in fair value of GSE-related derivatives that temporarily flow through earnings (net of any tax impact), deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), and gains/losses on the receipt of real estate from the settlement of loans (prior to the sale of the real estate). We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022

Net income attributable to common stockholders	$84,319	$64,057
Adjustments:
Net income attributable to noncontrolling interest	7,585	6,816
Income from mortgage servicing rights	(18,458)	(15,312)
Deferred tax provision (benefit)	3,164	(1,720)
Amortization and write-offs of MSRs	18,723	27,669
Depreciation and amortization	4,295	2,569
Loss on extinguishment of debt	—	1,350
Provision for credit losses, net	23,704	1,696
Gain on derivative instruments, net	(7,051)	(298)
Stock-based compensation	5,901	6,092
Distributable earnings (1)	$122,182	$92,919

Diluted weighted average shares outstanding - GAAP (1)	214,910,974	185,431,404
Less: Convertible notes dilution	(17,230,358)	(15,068,383)
Diluted weighted average shares outstanding - distributable earnings (1)	197,680,616	170,363,021

Diluted distributable earnings per share (1)	$0.62	$0.55
(1)	Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2022 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2022.

The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming a hypothetical instantaneous increase or decrease of both 50 and 100 basis points in LIBOR, SOFR, or other applicable index rate (collectively referred to as the “Index Rates” below).

	Assets (Liabilities)
	Subject to Interest	50 Basis Point	100 Basis Point	50 Basis Point	100 Basis Point
	Rate Sensitivity (1)	Increase	Increase	Decrease	Decrease

Interest income from loans and investments	$13,643,724	$65,843	$131,687	$(65,360)	$(129,746)
Interest expense from debt obligations	(12,647,155)	54,713	109,408	(54,676)	(109,371)
Impact to net interest income (2)		$11,130	$22,279	$(10,684)	$(20,375)
(1)	Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)	The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At March 31, 2023, we had approximately $2.8 billion of cash, restricted cash and escrows, which is earning interest at a weighted average blended rate of approximately 4%, or approximately $100 million annually. Interest income earned on escrows is included as a component of servicing revenue, net and interest income earned on our cash and restricted cash is included as a component of interest income in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance. Additionally, the interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may change frequently and may not necessarily change in conjunction with changes in Index Rates.

We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at March 31, 2023 would have resulted in a gain of $1.0 million and $2.0 million, respectively, in the three months ended March 31, 2023, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $1.1 million and $2.2 million, respectively.

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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.7 million at March 31, 2023, while a 100 basis point decrease would increase the fair value by $17.6 million.

Item 4.         Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2023.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 13.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our 2022 Annual Report.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds

In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time.

The following table includes the purchases made during the three months ended March 31, 2023 ($ in thousands, except share and per share data):

Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
January 1 - 31, 2023	—	—	—	—
February 1 - 28, 2023	—	—	—	—
March 1 - 31, 2023	886,432	$10.91	886,432	$40,329
Total	886,432	$10.91	886,432

Subsequent to March 31, 2023, we repurchased additional shares under this share repurchase program. Through April 30, 2023, we repurchased a total of 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2023, filed on May 5, 2023, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 5, 2023	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 5, 2023	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer