Form 10-Q
period 2023-06-30
ARBOR REALTY TRUST INC
filed 2023-07-28
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 186,501,975 shares of common stock outstanding at July 21, 2023.

Forward-Looking Statements
The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023 and in our other reports and filings with the SEC.
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
i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and cash equivalents	$846,362	$534,357
Restricted cash	396,866	713,808
Loans and investments, net (allowance for credit losses of $169,054 and $132,559)	13,271,359	14,254,674
Loans held-for-sale, net	485,126	354,070
Capitalized mortgage servicing rights, net	394,410	401,471
Securities held-to-maturity, net (allowance for credit losses of $4,534 and $3,153)	155,210	156,547
Investments in equity affiliates	72,806	79,130
Due from related party	73,263	77,419
Goodwill and other intangible assets	93,723	96,069
Other assets	368,502	371,440
Total assets	$16,157,627	$17,038,985

Liabilities and Equity:
Credit and repurchase facilities	$3,579,080	$3,841,814
Securitized debt	7,168,104	7,849,270
Senior unsecured notes	1,331,875	1,385,994
Convertible senior unsecured notes	281,737	280,356
Junior subordinated notes to subsidiary trust issuing preferred securities	143,506	143,128
Due to related party	3,556	12,350
Due to borrowers	102,495	61,237
Allowance for loss-sharing obligations	66,681	57,168
Other liabilities	320,952	335,789
Total liabilities	12,997,986	13,967,106

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 183,067,388 and 178,230,522 shares issued and outstanding	1,831	1,782
Additional paid-in capital	2,280,632	2,204,481
Retained earnings	107,561	97,049
Total Arbor Realty Trust, Inc. stockholders' equity	3,023,708	2,936,996
Noncontrolling interest	135,933	134,883
Total equity	3,159,641	3,071,879
Total liabilities and equity	$16,157,627	$17,038,985
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At June 30, 2023 and December 31, 2022, assets of our consolidated VIEs totaled $8,906,573 and $9,785,261, respectively, and the liabilities of our consolidated VIEs totaled $7,190,781 and $7,876,024, respectively. See Note 14 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$335,737	$201,328	$663,685	$368,026
Interest expense	227,195	107,067	446,569	189,627
Net interest income	108,542	94,261	217,116	178,399
Other revenue:
Gain on sales, including fee-based services, net	22,587	16,510	37,176	18,166
Mortgage servicing rights	16,201	17,567	34,659	32,879
Servicing revenue, net	32,347	20,714	61,913	41,769
Property operating income	1,430	290	2,811	586
Gain (loss) on derivative instruments, net	(7,384)	8,606	(3,161)	25,992
Other income (loss), net	45	(13,249)	4,923	(10,048)
Total other revenue	65,226	50,438	138,321	109,344
Other expenses:
Employee compensation and benefits	41,310	38,900	83,708	80,925
Selling and administrative	12,584	13,188	26,207	27,735
Property operating expenses	1,365	542	2,747	1,077
Depreciation and amortization	2,387	2,031	5,011	4,014
Provision for loss sharing (net of recoveries)	7,672	(1,949)	10,848	(2,611)
Provision for credit losses (net of recoveries)	13,878	5,067	36,395	7,426
Total other expenses	79,196	57,779	164,916	118,566
Income before extinguishment of debt, income from equity affiliates and income taxes	94,572	86,920	190,521	169,177
Loss on extinguishment of debt	(1,247)	—	(1,247)	(1,350)
Income from equity affiliates	5,560	6,547	19,886	13,759
Provision for income taxes	(5,553)	(5,352)	(13,582)	(13,540)
Net income	93,332	88,115	195,578	168,046
Preferred stock dividends	10,342	11,214	20,684	20,270
Net income attributable to noncontrolling interest	6,826	6,992	14,411	13,808
Net income attributable to common stockholders	$76,164	$69,909	$160,483	$133,968

Basic earnings per common share	$0.42	$0.43	$0.88	$0.85
Diluted earnings per common share	$0.41	$0.41	$0.87	$0.82

Weighted average shares outstanding:
Basic	181,815,469	163,044,217	181,468,002	158,258,813
Diluted	216,061,876	195,013,810	215,489,604	190,357,030

Dividends declared per common share	$0.42	$0.38	$0.82	$0.75
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended June 30, 2023
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – April 1, 2023	42,585,589	$633,684	183,821,003	$1,838	$2,278,287	$107,697	$3,021,506	$135,951	$3,157,457
Issuance - common stock	—	—	1,901,000	19	26,905	—	26,924	—	26,924
Repurchase - common stock	—	—	(2,659,172)	(27)	(27,734)	—	(27,761)	—	(27,761)
Stock-based compensation, net	—	—	4,557	1	3,174	—	3,175	—	3,175
Distributions - common stock	—	—	—	—	—	(76,300)	(76,300)	—	(76,300)
Distributions - preferred stock	—	—	—	—	—	(10,342)	(10,342)	—	(10,342)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,844)	(6,844)
Net income	—	—	—	—	—	86,506	86,506	6,826	93,332
Balance – June 30, 2023	42,585,589	$633,684	183,067,388	$1,831	$2,280,632	$107,561	$3,023,708	$135,933	$3,159,641

Six Months Ended June 30, 2023
Balance – January 1, 2023	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance - common stock	—	—	7,536,800	75	109,593	—	109,668	—	109,668
Repurchase - common stock	—	—	(3,545,604)	(36)	(37,396)	—	(37,432)	—	(37,432)
Stock-based compensation, net	—	—	845,670	10	3,954	—	3,964	—	3,964
Distributions - common stock	—	—	—	—	—	(149,971)	(149,971)	—	(149,971)
Distributions - preferred stock	—	—	—	—	—	(20,684)	(20,684)	—	(20,684)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(13,361)	(13,361)
Net income	—	—	—	—	—	181,167	181,167	14,411	195,578
Balance – June 30, 2023	42,585,589	$633,684	183,067,388	$1,831	$2,280,632	$107,561	$3,023,708	$135,933	$3,159,641

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)
($ in thousands, except shares)

Three Months Ended June 30, 2022
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - April 1, 2022	42,617,095	$633,734	160,198,115	$1,602	$1,927,621	$75,828	$2,638,785	$133,263	$2,772,048
Issuance - common stock	—	—	8,229,350	82	130,361	—	130,443	—	130,443
Issuance - Series F preferred stock	—	(49)	—	—	(130)	—	(179)	—	(179)
Stock-based compensation, net	—	—	27,340	1	2,985	—	2,986	—	2,986
Distributions - common stock	—	—	—	—	—	(62,463)	(62,463)	—	(62,463)
Distributions - preferred stock	—	—	—	—	—	(11,217)	(11,217)	—	(11,217)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,191)	(6,191)
Redemption - operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	81,123	81,123	6,992	88,115
Balance – June 30, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996

Six Months Ended June 30, 2022
Balance - January 1, 2022	39,325,095	$556,163	151,362,181	$1,514	$1,789,229	$68,144	$2,415,050	$132,487	$2,547,537
Issuance - common stock	—	—	16,455,100	164	268,079	—	268,243	—	268,243
Issuance - Series F preferred stock	3,292,000	77,522	—	—	(130)	—	77,392	—	77,392
Stock-based compensation, net	—	—	637,524	7	3,659	—	3,666	—	3,666
Distributions - common stock	—	—	—	—	—	(118,838)	(118,838)	—	(118,838)
Distributions - preferred stock	—	—	—	—	—	(20,273)	(20,273)	—	(20,273)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(12,231)	(12,231)
Redemption - operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	154,238	154,238	13,808	168,046
Balance – June 30, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$195,578	$168,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,011	4,014
Stock-based compensation	9,094	9,241
Amortization and accretion of interest and fees, net	(1,857)	(6,782)
Amortization of capitalized mortgage servicing rights	31,020	29,750
Originations of loans held-for-sale	(2,460,869)	(2,117,624)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,332,245	2,617,418
Mortgage servicing rights	(34,659)	(32,879)
Write-off of capitalized mortgage servicing rights from payoffs	8,907	25,545
Provision for loss sharing (net of recoveries)	10,848	(2,611)
Provision for credit losses (net of recoveries)	36,395	7,426
Net charge-offs for loss sharing obligations	(1,335)	(400)
Deferred tax benefit	(4,197)	(2,426)
Income from equity affiliates	(19,886)	(13,759)
Distributions from operations of equity affiliates	15,008	11,438
Change in fair value of held-for-sale loans	(2,220)	4,380
Loss on extinguishment of debt	1,247	1,350
Payoffs and paydowns of loans held-for-sale	27	58,327
Loss on sale of loans	—	9,180
Changes in operating assets and liabilities	(18,736)	(5,086)
Net cash provided by operating activities	101,621	764,548

Investing Activities:
Loans and investments funded, originated and purchased, net	(867,804)	(4,661,893)
Payoffs and paydowns of loans and investments	1,873,578	1,686,546
Proceeds from sale of loans and investments	—	102,228
Deferred fees	7,945	39,514
Contributions to equity affiliates	(850)	(15,003)
Distributions from equity affiliates	12,052	16,144
Purchase of securities held-to-maturity, net	—	(27,598)
Payoffs and paydowns of securities held-to-maturity	3,413	9,083
Due to borrowers and reserves	—	9,364
Net cash provided by (used in) investing activities	1,028,334	(2,841,615)

Financing activities:
Proceeds from credit and repurchase facilities	4,449,564	6,120,513
Paydowns and payoffs of credit and repurchase facilities	(4,717,137)	(6,052,818)
Payoffs and paydowns of securitized debt	(689,715)	(441,000)
Proceeds from issuance of common stock	109,668	268,243
Proceeds from issuance of senior unsecured notes	95,000	—
Payoffs and paydowns of senior unsecured notes	(149,600)	—
Payments of withholding taxes on net settlement of vested stock	(5,130)	(5,575)
Repurchase of common stock	(37,432)	—
Distributions to stockholders	(184,016)	(151,099)
Payment of deferred financing costs	(6,094)	(24,994)
Proceeds from issuance of securitized debt	—	2,525,624
Proceeds from issuance of preferred stock	—	77,392
Redemption of operating partnership units	—	(546)
Net cash (used in) provided by financing activities	(1,134,892)	2,315,740
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,937)	238,673
Cash, cash equivalents and restricted cash at beginning of period	1,248,165	891,270
Cash, cash equivalents and restricted cash at end of period	$1,243,228	$1,129,943
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$534,357	$404,580
Restricted cash at beginning of period	713,808	486,690
Cash, cash equivalents and restricted cash at beginning of period	$1,248,165	$891,270

Cash and cash equivalents at end of period	$846,362	$341,991
Restricted cash at end of period	396,866	787,952
Cash, cash equivalents and restricted cash at end of period	$1,243,228	$1,129,943

Supplemental cash flow information:
Cash used to pay interest	$426,363	$164,402
Cash used to pay taxes	11,141	20,733

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	7,010	7,010
Cumulative-effect adjustment (adoption of convertible debt standard)	—	2,447
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
results could differ from those estimates. The ultimate impact of inflation, increasing interest rates, bank failures, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at June 30, 2023 inherently less certain.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Recently Adopted Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the accounting guidance on troubled debt restructurings and amends existing disclosures, including the requirement to disclose current period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.	First quarter of 2023	The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2023	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)
Bridge loans (4)	$13,168,302	98%	652	8.78%	16.4	0%	76%
Mezzanine loans	223,087	1%	45	8.35%	57.9	44%	80%
Preferred equity investments	89,725	1%	7	6.56%	44.7	48%	87%
Other loans (5)	10,493	<1%	2	9.60%	18.3	0%	62%
	13,491,607	100%	706	8.76%	17.2	1%	76%
Allowance for credit losses	(169,054)
Unearned revenue	(51,194)
Loans and investments, net	$13,271,359

	December 31, 2022
Bridge loans (4)	$14,096,054	98%	692	8.17%	19.8	0%	76%
Mezzanine loans	213,499	1%	44	8.13%	63.1	42%	77%
Preferred equity investments	110,725	1%	8	7.63%	39.2	46%	79%
Other loans (5)	35,845	<1%	3	8.76%	32.8	0%	58%
	14,456,123	100%	747	8.17%	20.6	1%	76%
Allowance for credit losses	(132,559)
Unearned revenue	(68,890)
Loans and investments, net	$14,254,674
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(3)The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(4)At June 30, 2023 and December 31, 2022, bridge loans included 275 and 241, respectively, of SFR loans with a total gross loan commitment of $1.73 billion and $1.57 billion, respectively, of which $1.02 billion and $927.4 million, respectively, was funded.
(5)At June 30, 2023 and December 31, 2022, other loans included 2 and 3 variable rate SFR permanent loans, respectively.
Concentration of Credit Risk
We are subject to concentration risk in that, at June 30, 2023, the UPB related to 87 loans with five different borrowers represented 12% of total assets. At December 31, 2022, the UPB related to 38 loans with five different borrowers represented 11% of total assets. During both the three and six months ended June 30, 2023 and the year ended December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.
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
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at June 30, 2023 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2023	2022	2021	2020	2019	Prior
Multifamily:
Pass	$208,351	$191,850	$249,714	$11,000	$—	$20,300	$681,215
Pass/Watch	493,020	2,685,299	2,741,640	121,870	93,235	7,194	6,142,258
Special Mention	—	1,624,051	2,835,865	196,825	161,885	21,700	4,840,326
Substandard	—	171,821	237,737	24,100	—	52,450	486,108
Doubtful	—	—	2,605	—	9,765	—	12,370
Total Multifamily	$701,371	$4,673,021	$6,067,561	$353,795	$264,885	$101,644	$12,162,277	1%	77%
Single-Family Rental:	Percentage of portfolio						90%
Pass	$—	$—	$1,330	$—	$—	$—	$1,330
Pass/Watch	95,623	451,728	305,484	68,625	20,965	—	942,425
Special Mention	—	22,398	38,035	30,265	—	—	90,698
Total Single-Family Rental	$95,623	$474,126	$344,849	$98,890	$20,965	$—	$1,034,453	0%	63%
Land:	Percentage of portfolio						8%
Pass/Watch	$—	$—	$—	$4,600	$—	$—	$4,600
Special Mention	—	—	—	3,500	—	—	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$8,100	$—	$127,928	$136,028	0%	98%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$35,410	$—	$—	$35,410
Substandard	—	—	—	—	—	44,625	44,625
Total Office	$—	$—	$—	$35,410	$—	$44,625	$80,035	0%	91%
Healthcare:	Percentage of portfolio						1%
Pass/Watch	$—	$—	$—	$—	$51,069	$—	$51,069
Total Healthcare	$—	$—	$—	$—	$51,069	$—	$51,069	0%	69%
Retail:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$4,000	$—	$4,000
Special Mention	—	—	—	—	—	3,445	3,445
Substandard	—	—	—	—	—	18,600	18,600
Total Retail	$—	$—	$—	$—	$4,000	$22,045	$26,045	11%	72%
Other:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	63%
	Percentage of portfolio						< 1%
Grand Total	$796,994	$5,147,147	$6,412,410	$496,195	$340,919	$297,942	$13,491,607	1%	76%
Geographic Concentration Risk
At June 30, 2023, underlying properties in Texas and Florida represented 23% and 16%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2022, underlying properties in Texas and Florida represented 22% and 14%,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2023
	Land	Multifamily	Office	Retail	Commercial	Single-Family Rental	Other	Total
Allowance for credit losses:
Beginning balance	$78,086	$58,348	$8,106	$5,819	$1,700	$973	$45	$153,077
Provision for credit losses (net of recoveries)	(184)	15,947	140	—	—	104	(30)	15,977
Ending balance	$77,902	$74,295	$8,246	$5,819	$1,700	$1,077	$15	$169,054

	Three Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$77,940	$22,084	$8,085	$5,819	$1,700	$421	$333	$116,382
Provision for credit losses (net of recoveries)	(22)	5,874	(1,054)	—	—	304	(153)	4,949
Ending balance	$77,918	$27,958	$7,031	$5,819	$1,700	$725	$180	$121,331

	Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$78,068	$37,961	$8,162	$5,819	$1,700	$781	$68	$132,559
Provision for credit losses (net of recoveries)	(166)	36,334	84	—	—	296	(53)	36,495
Ending balance	$77,902	$74,295	$8,246	$5,819	$1,700	$1,077	$15	$169,054

	Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$77,970	$18,707	$8,073	$5,819	$1,700	$320	$652	$113,241
Provision for credit losses (net of recoveries)	(52)	9,251	(1,042)	—	—	405	(472)	8,090
Ending balance	$77,918	$27,958	$7,031	$5,819	$1,700	$725	$180	$121,331
During the three and six months ended June 30, 2023, we recorded a $16.0 million and a $36.5 million provision for credit losses, respectively. The increase in the provision for credit losses during the three and six months ended June 30, 2023 was primarily attributable to the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and continuing inflationary pressures, including an estimated continual decline in real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At June 30, 2023 and December 31, 2022, we had outstanding unfunded commitments of $965.7 million and $1.15 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.
At June 30, 2023 and December 31, 2022, accrued interest receivable related to our loans totaling $111.6 million and $108.5 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	June 30, 2023
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Office	44,625	44,625	7,951	0%	100%
Multifamily	36,377	36,202	5,000	0%	100%
Retail	22,045	17,777	5,817	13%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$238,962	$228,172	$98,337	2%	97%

	December 31, 2022
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%
________________________
(1)Represents the UPB of nine and seven impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2023 and December 31, 2022, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at June 30, 2023 and December 31, 2022.
At June 30, 2023, seven loans with an aggregate net carrying value of $112.3 million, net of loan loss reserves of $10.1 million, were classified as non-performing and, at December 31, 2022, four loans with an aggregate net carrying value of $2.6 million, net of related loan loss reserves of $5.1 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.
A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2023			December 31, 2022
	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$119,291	$116,686	$2,605	$2,605	$—	$2,605
Retail	3,445	—	3,445	3,445	—	3,445
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$124,436	$116,686	$7,750	$7,750	$—	$7,750
In addition, we have six loans with a carrying value totaling $121.4 million at June 30, 2023, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.0 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2023 and December 31, 2022, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At both June 30, 2023 and December 31, 2022, we had no loans contractually past due 90 days or more that are still accruing interest. During the six months ended June 30, 2023 and 2022, we received $1.4 million and zero, respectively, of interest income on nonaccrual loans.
In April 2023, we exercised our right to foreclose on a group of properties in Houston, Texas that are the underlying collateral for four bridge loans with a total UPB of $217.4 million. We simultaneously sold these properties to a significant equity investor in the original bridge loans and provided new bridge loan financing as part of the sale. We did not record a loss on the original bridge loans and recovered all the outstanding interest owed to us as part of this restructuring.
During the second quarter of 2022, we sold a bridge loan and mezzanine loans totaling $110.5 million, that were collateralized by a land development project, at a discount for $102.2 million. In connection with this transaction, we had $66.3 million of capital returned to us to be used in future investments and recorded a $9.2 million loss (including fees and expenses), which was included in other income (loss), net on the consolidated statements of income. We have the potential to recover up to $2.8 million depending on the future performance of the loan.

In July 2022, we sold four bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs totaling $2.0 million and had $78.0 million of capital returned to us to be used in future investments. The shared loan origination fees and selling costs were recorded as an unrealized impairment loss in the second quarter of 2022 and included in other income (loss), net on the consolidated statements of income. We have retained the right to service these loans. During the three months ended June 30, 2023, we repurchased two of these bridge loans with an aggregate UPB of $182.0 million at par.

There were no loan modifications, refinancings and/or extensions during the three and six months ended June 30, 2023 or 2022 for borrowers experiencing financial difficulty.
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At June 30, 2023 and December 31, 2022, we had total interest reserves of $123.0 million and $123.7 million, respectively, on 483 loans and 480 loans, respectively, with an aggregate UPB of $7.78 billion and $7.70 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Fannie Mae	$373,105	$173,020
Freddie Mac	84,355	8,938
SFR - Fixed Rate	15,452	12,352
Private Label	11,350	152,735
FHA	1,223	21,021
	485,485	368,066
Fair value of future MSR	6,948	5,557
Unrealized impairment loss	(2,305)	(15,703)
Unearned discount	(5,002)	(3,850)
Loans held-for-sale, net	$485,126	$354,070
During the three and six months ended June 30, 2023, we sold $1.41 billion and $2.34 billion of loans held-for-sale, respectively, and $1.03 billion and $2.62 billion during the three and six months ended June 30, 2022, respectively. Included in the total loans sold during 2022 were $489.3 million of Private Label loans that were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in this securitization totaling $43.4 million in satisfaction of credit risk retention requirements and we are also the primary servicer of the mortgage loans.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three months ended June 30, 2022, we determined that the fair value of certain loans held-for-sale were below their carrying values and, based on the fair value analysis performed, we recorded an unrealized impairment loss of $4.1 million. The unrealized impairment loss was included in other income (loss), net on the consolidated statements of income.
At June 30, 2023 and December 31, 2022, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.4 years and 8.6 years at June 30, 2023 and December 31, 2022, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$383,636	$12,998	$396,634	$386,878	$14,593	$401,471
Additions	18,980	—	18,980	32,866	—	32,866
Amortization	(14,592)	(1,013)	(15,605)	(28,878)	(2,142)	(31,020)
Write-downs and payoffs	(4,757)	(842)	(5,599)	(7,599)	(1,308)	(8,907)
Ending balance	$383,267	$11,143	$394,410	$383,267	$11,143	$394,410

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Beginning balance	$398,061	$23,975	$422,036	$395,573	$27,161	$422,734
Additions	17,123	—	17,123	44,095	—	44,095
Amortization	(13,066)	(1,713)	(14,779)	(25,993)	(3,757)	(29,750)
Write-downs and payoffs	(10,721)	(2,125)	(12,846)	(22,278)	(3,267)	(25,545)
Ending balance	$391,397	$20,137	$411,534	$391,397	$20,137	$411,534
We collected prepayment fees totaling $3.0 million and $5.0 million during the three and six months ended June 30, 2023, respectively, and $15.2 million and $31.4 million during the three and six months ended June 30, 2022, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. At June 30, 2023 and December 31, 2022, we had no valuation allowance recorded on any of our MSRs.
The expected amortization of capitalized MSRs recorded at June 30, 2023 is as follows (in thousands):

Year	Amortization
2023 (six months ending 12/31/2023)	$31,488
2024	61,975
2025	58,534
2026	52,448
2027	47,512
2028	41,645
Thereafter	100,808
Total	$394,410
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2023
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$20,002,570	68%	Texas	12%
Freddie Mac	5,245,325	18%	New York	11%
Private Label	2,305,000	8%	North Carolina	8%
FHA	1,303,812	4%	California	8%
Bridge (2)	299,578	1%	Georgia	6%
SFR - Fixed Rate	290,266	1%	Florida	5%
Total	$29,446,551	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2022
Fannie Mae	$19,038,124	68%	Texas	11%
Freddie Mac	5,153,207	18%	New York	11%
Private Label	2,074,859	8%	California	8%
FHA	1,155,893	4%	North Carolina	8%
Bridge (2)	301,182	1%	Georgia	6%
SFR - Fixed Rate	274,764	1%	Florida	5%
Total	$27,998,029	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents bridge loans that were either sold by our Structured Business or refinanced by a third-party lender which we retained the right to service.
(3)No other individual state represented 4% or more of the total.
At June 30, 2023 and December 31, 2022, our weighted average servicing fee was 40.1 basis points and 41.1 basis points, respectively. At both June 30, 2023 and December 31, 2022, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.7 billion, of which approximately $1.5 billion is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing fees	$31,081	$31,322	$60,288	$63,070
Interest earned on escrows	19,509	1,786	36,516	2,624
Prepayment fees	2,961	15,231	5,036	31,370
Write-offs of MSRs	(5,599)	(12,846)	(8,907)	(25,545)
Amortization of MSRs	(15,605)	(14,779)	(31,020)	(29,750)
Servicing revenue, net	$32,347	$20,714	$61,913	$41,769
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At June 30, 2023, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 7.05 years. The weighted average effective interest rate was 8.85% at both June 30, 2023 and December 31, 2022, including the accretion of a portion of the discount deemed collectible. At June 30, 2023, approximately $8.2 million is estimated to mature after one year through five years and $184.6 million is estimated to mature after five years through ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At June 30, 2023, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.1 years. The weighted average effective interest rate was 11.31% and 12.20% at June 30, 2023 and December 31, 2022, respectively, including the accretion of a portion of the discount deemed collectible. At June 30, 2023, approximately $7.6 million is estimated to mature within one year, $14.8 million is estimated to mature after one year through five years and $16.5 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
June 30, 2023
APL certificates	$192,791	$125,290	$(29,734)	$95,556	$3,375
B Piece bonds	38,917	29,920	2,419	32,339	1,159
Total	$231,708	$155,210	$(27,315)	$127,895	$4,534
December 31, 2022
APL certificates	$192,791	$123,475	$(13,348)	$110,127	$2,783
B Piece bonds	41,464	33,072	1,372	34,444	370
Total	$234,255	$156,547	$(11,976)	$144,571	$3,153

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2023
	APL Certificates	B Piece Bonds	Total
Beginning balance	$3,330	$1,695	$5,025
Provision for credit loss expense/(reversal)	45	(536)	(491)
Ending balance	$3,375	$1,159	$4,534

	Six Months Ended June 30, 2023
Beginning balance	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	592	789	1,381
Ending balance	$3,375	$1,159	$4,534
The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $3.9 million and $7.1 million during the three and six months ended June 30, 2023, respectively, and $5.1 million and $10.3 million during the three and six months ended June 30, 2022, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at June 30, 2023
Equity Affiliates	June 30, 2023	December 31, 2022
Arbor Residential Investor LLC	$42,157	$46,951	$—
Fifth Wall Ventures	14,028	13,584	—
AMAC Holdings III LLC	13,851	15,825	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
North Vermont Avenue	—	—	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$72,806	$79,130	$1,688
Arbor Residential Investor LLC (“ARI”). During the three and six months ended June 30, 2023, we recorded income of $3.5 million and $2.6 million, respectively, and during the three and six months ended June 30, 2022, we recorded income of $1.1 million and $6.1 million, respectively, to income from equity affiliates in our consolidated statements of income. During both the three and six months ended June 30, 2023, we received cash distributions of $7.5 million, and during the three and six months ended June 30, 2022, we received cash distributions of $7.5 million and $15.0 million, respectively, which were classified as returns of capital. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and at June 30, 2023 was 9.2%. At June 30, 2023, our indirect interest was 12.3%.
Fifth Wall Ventures (“Fifth Wall”). During the six months ended June 30, 2023 and 2022, we funded an additional $0.6 million and $6.9 million, respectively, and during both the three and six months ended June 30, 2023, we recorded a loss associated with this investment of $0.2 million. In addition, during the three months ended June 30, 2022, we received a distribution from this investment of $0.9 million, which was classified as a return of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AMAC Holdings III LLC (“AMAC III”). During the three and six months ended June 30, 2023, we received distributions of $0.5 million and $1.1 million, respectively, which were classified as returns of capital, and recorded losses associated with this investment of $0.5 million and $0.9 million, respectively. During 2022, we funded an additional $4.9 million and during the three and six months ended June 30, 2022, recorded losses associated with this investment of $0.6 million and $1.1 million, respectively. In addition, during both the three and six months ended June 30, 2022, we received a distribution of $0.3 million.
Lexford Portfolio. During the three and six months ended June 30, 2023, we received distributions of $2.5 million and $7.2 million, respectively, and during the three and six months ended June 30, 2022, we received distributions of $6.0 million, which were recognized as income from equity affiliates.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 9 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				June 30, 2023			December 31, 2022
	Current Maturity	Extended Maturity	Note Rate Type	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$2.5B joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	$1,109,720	$1,670,162	7.48%	$1,516,657	$2,099,447
$1B repurchase facility (2)	Dec. 2023	N/A	V	386,371	553,113	7.23%	498,666	703,740
$500M repurchase facility	(3)	N/A	V	335,284	455,940	8.14%	154,653	188,563
$499M repurchase facility (2)(4)	Oct. 2023	N/A	V	329,850	472,487	7.57%	351,056	504,506
$450M repurchase facility	Mar. 2024	Mar. 2026	V	325,057	450,526	7.28%	344,237	450,736
$450M repurchase facility	Oct. 2023	Oct. 2024	V	93,160	120,947	6.95%	186,639	239,678
$400M credit facility	July 2024	N/A	V	18,459	23,088	7.18%	33,221	43,238
$225M credit facility	Oct. 2023	Oct. 2024	V	89,280	132,160	7.75%	47,398	81,119
$200M repurchase facility	Mar. 2025	Mar. 2026	V	60,514	85,979	7.75%	32,494	47,750
$200M repurchase facility	Jan. 2024	Jan. 2025	V	115,566	148,244	7.14%	154,516	200,099
$172M loan specific credit facilities	Aug 2023 to Aug. 2025	Aug 2023 to Aug. 2027	V/F	171,326	247,164	7.26%	156,107	225,805
$50M credit facility	Apr. 2024	Apr. 2025	V	29,200	36,500	7.29%	29,194	36,500
$40M credit facility	Apr. 2026	Apr. 2027	V	—	—	—	—	—
$35M working capital facility	Apr. 2024	N/A	V	—	—	—	—	—
$25M credit facility	Oct. 2024	N/A	V	18,905	24,876	7.80%	18,701	24,572
Repurchase facility - securities (2)(5)	N/A	N/A	V	33,100	—	6.93%	12,832	—
Structured Business total				$3,115,792	$4,421,186	7.47%	$3,536,371	$4,845,753

Agency Business
$750M ASAP agreement	N/A	N/A	V	$114,018	$114,938	6.21%	$29,476	$30,291
$500M joint repurchase facility (2)	Mar. 2024	Mar. 2025	V	7,569	11,350	8.36%	104,629	135,641
$500M repurchase facility	Nov. 2023	N/A	V	220,848	222,701	6.52%	66,778	66,866
$200M credit facility	Mar. 2024	N/A	V	112,158	112,881	6.49%	31,475	33,177
$150M credit facility	July 2024	N/A	V	—	—	—	57,887	57,974
$50M credit facility	Sept. 2023	N/A	V	8,161	8,163	6.44%	14,664	14,671
$1M repurchase facility (2)(4)	Oct. 2023	N/A	V	534	893	7.42%	534	920
Agency Business total				$463,288	$470,926	6.47%	$305,443	$339,540
Consolidated total				$3,579,080	$4,892,112	7.34%	$3,841,814	$5,185,293
________________________
V = Variable Note Rate; F = Fixed Note Rate
(1)At June 30, 2023 and December 31, 2022, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $8.9 million and $13.3 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.6 million and $0.9 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(5)At June 30, 2023 , this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $47.4 million. At December 31, 2022, this facility was collateralized by B Piece bonds with a carrying value of $33.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At June 30, 2023, the majority of our credit and repurchase facilities, in both our Structured Business and Agency Business, had been converted from a LIBOR-based interest rate to a SOFR-based interest rate. The remaining LIBOR-based financings were converted to a SOFR-based interest rate in July 2023.
Structured Business
At June 30, 2023 and December 31, 2022, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.88% and 6.95%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 70% and 73% at June 30, 2023 and December 31, 2022, respectively.

In April 2023, we amended a $25.0 million credit facility to increase the facility size to $40.0 million and extend the maturity to April 2026.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
June 30, 2023	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$872,812	$867,453	7.55%	$1,021,530	$1,017,396	$—
CLO 18	1,652,812	1,646,771	6.99%	2,025,402	2,019,021	1,751
CLO 17	1,714,125	1,708,712	7.00%	2,013,515	2,006,767	63,486
CLO 16	1,237,500	1,232,805	6.62%	1,409,071	1,404,641	21,681
CLO 15	674,412	672,429	6.68%	640,363	638,291	166,290
CLO 14	655,475	653,445	6.64%	771,384	769,364	6,192
CLO 12	152,336	151,951	7.47%	246,167	245,209	—
Total CLOs	6,959,472	6,933,566	6.94%	8,127,432	8,100,689	259,400
Q Series securitization	236,878	234,538	7.09%	296,088	294,679	—
Total securitized debt	$7,196,350	$7,168,104	6.94%	$8,423,520	$8,395,368	$259,400

December 31, 2022
CLO 19	$872,812	$866,605	6.75%	$952,268	$947,336	$64,300
CLO 18	1,652,812	1,645,711	6.19%	1,899,174	1,891,215	85,970
CLO 17	1,714,125	1,707,676	6.16%	1,911,866	1,904,732	145,726
CLO 16	1,237,500	1,231,887	5.79%	1,307,244	1,301,794	106,495
CLO 15	674,412	671,532	5.84%	797,755	795,078	2,861
CLO 14	655,475	652,617	5.80%	732,247	730,057	37,090
CLO 13	462,769	461,005	6.03%	552,182	550,924	37,875
CLO 12	379,283	378,331	6.09%	466,474	465,003	500
Total CLOs	7,649,188	7,615,364	6.10%	8,619,210	8,586,139	480,817
Q Series securitization	236,878	233,906	6.30%	315,837	313,965	—
Total securitized debt	$7,886,066	$7,849,270	6.11%	$8,935,047	$8,900,104	$480,817
________________________
(1)Debt carrying value is net of $28.2 million and $36.8 million of deferred financing fees at June 30, 2023 and December 31, 2022, respectively.
(2)At June 30, 2023 and December 31, 2022, the aggregate weighted average note rate for our securitized debt, including certain fees and costs, was 7.18% and 6.32%, respectively.
(3)At June 30, 2023, two loans with an aggregate UPB of $105.0 million were deemed a "credit risk" as defined by the collateralized loan obligations ("CLO") indentures. At December 31, 2022, there was no collateral deemed a “credit risk” as defined by the CLO indentures. Credit risk assets are generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Excludes restricted cash related to interest payments, delayed fundings and expenses totaling $129.8 million and $230.0 million at June 30, 2023 and December 31, 2022, respectively.
CLO 13. In June 2023, we unwound CLO 13, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities. We expensed $1.2 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.
CLO 12. During 2023, $226.9 million of the outstanding notes of CLO 12 were paid down.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		June 30, 2023			December 31, 2022
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,407	7.75%	$—	$—	—
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	147,775	8.50%	150,000	147,519	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,663	5.00%	180,000	177,450	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	267,345	4.50%	270,000	266,926	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,230	5.00%	175,000	172,917	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,201	4.50%	275,000	272,960	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,545	4.75%	110,000	109,369	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,709	5.75%	90,000	89,514	5.75%
8.00% Notes (3)	Apr. 2020	Apr. 2023	—	—	—	70,750	70,613	8.00%
5.625% Notes (4)	Mar. 2018	May 2023	—	—	—	78,850	78,726	5.63%
			$1,345,000	$1,331,875	5.41%	$1,399,600	$1,385,994	5.40%
________________________
(1)At June 30, 2023 and December 31, 2022, the carrying value is net of deferred financing fees of $13.1 million and $13.6 million, respectively.
(2)At June 30, 2023 and December 31, 2022, the aggregate weighted average note rate, including certain fees and costs, was 5.70% and 5.69%, respectively.
(3)These notes can be redeemed by us prior to three months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within three months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
(4)These notes can be redeemed by us at any time prior to the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes on the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.
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
Convertible Senior Unsecured Notes
Our convertible senior unsecured notes are not redeemable by us prior to their maturities (August 2025) and are convertible by the holder into, at our election, cash, shares of our common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements.
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
June 30, 2023	$287,500	$5,763	$281,737

December 31, 2022	$287,500	$7,144	$280,356

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three months ended June 30, 2023, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2023, we incurred interest expense on the notes totaling $12.2 million, of which $10.8 million and $1.4 million related to the cash coupon and deferred financing fees, respectively. During the three months ended June 30, 2022, we incurred interest expense on the notes totaling $3.8 million, of which $3.1 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2022, we incurred interest expense on the notes totaling $7.6 million, of which $6.3 million and $1.3 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.42% at both June 30, 2023 and December 31, 2022. At June 30, 2023, the 7.50% convertible senior notes had a conversion rate of 60.0717 shares of common stock per $1,000 of principal, which represented a conversion price of $16.65 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $143.5 million and $143.1 million at June 30, 2023 and December 31, 2022 respectively, which is net of a deferred amount of $9.3 million and $9.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.5 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 8.44% and 7.65% at June 30, 2023 and December 31, 2022, respectively. Including certain fees and costs, the weighted average note rate was 8.52% and 7.74% at June 30, 2023 and December 31, 2022, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2023.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at June 30, 2023, as well as on the most recent determination dates in July 2023. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in July 2023 are as follows:

Cash Flow Triggers	CLO 12	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	166.17%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	117.87%	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	191.03%	150.95%	136.88%	157.53%	132.79%	132.83%	129.59%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass	Pass
________________________
(1)The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 12	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
July 2023	166.17%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2023	149.65%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
January 2023	126.58%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
October 2022	118.87%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2022	118.87%	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
________________________
(1)This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.
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
Note 10 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$59,757	$55,172	$57,168	$56,064
Provisions for loss sharing	7,724	114	12,290	247
Provisions reversal for loan repayments	(52)	(2,063)	(1,442)	(2,858)
Recoveries (charge-offs), net	(748)	(170)	(1,335)	(400)
Ending balance	$66,681	$53,053	$66,681	$53,053
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2023 and 2022, we had $34.5 million and $34.3 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2023 and December 31, 2022, we had outstanding advances of $1.2 million and $0.8 million, respectively, which were netted against the allowance for loss-sharing obligations.
At June 30, 2023 and December 31, 2022, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $32.2 million and $22.7 million, respectively, and represented 0.16% and 0.12%, respectively, of our Fannie Mae servicing portfolio. During the three and six months ended June 30, 2023, we recorded a $6.9 million and $9.4 million, respectively, increase in CECL reserves.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At June 30, 2023 and December 31, 2022, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.70 billion and $3.49 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2023, we recorded a net losses of $8.1 million and $1.0 million, respectively, from changes in the fair value of these derivatives and $16.2 million and $34.7 million, respectively, of income from MSRs. During the three and six months ended June 30, 2022, we recorded net gains of $5.0 million and $2.4 million, respectively, from changes in the fair value of these derivatives and $17.6 million and $32.9 million, respectively, of income from MSRs. See Note 12 for details.
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
During the three months ended June 30, 2023, we recorded realized losses of $0.6 million and unrealized gains of $1.3 million to our Agency Business related to our Swaps. During the six months ended June 30, 2023, we recorded realized gains of $1.0 million and unrealized losses of $3.1 million to our Agency Business related to our Swaps. During the three months ended June 30, 2022, we recorded realized gains of $5.7 million and unrealized losses of $2.0 million to our Agency Business related to our Swaps. During the six months ended June 30, 2022, we recorded realized gains of $23.6 million and unrealized losses of less than $0.1 million to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	June 30, 2023
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	6	$45,595	Other assets/other liabilities	$757	$(580)
Forward sale commitments	39	504,278	Other assets/other liabilities	585	(4,785)
Swaps	82	8,200		—	—
		$558,073		$1,342	$(5,365)

	December 31, 2022
Rate lock commitments	6	$91,472	Other assets/other liabilities	$354	$(1,070)
Forward sale commitments	27	294,451	Other assets/other liabilities	1,151	(3,827)
Swaps	1,298	129,800		—	—
		$515,723		$1,505	$(4,897)

Note 12 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2023			December 31, 2022
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$13,491,607	$13,271,359	$13,411,621	$14,456,123	$14,254,674	$14,468,418
Loans held-for-sale, net	485,485	485,126	496,747	368,066	354,070	362,054
Capitalized mortgage servicing rights, net	n/a	394,410	516,162	n/a	401,471	530,913
Securities held-to-maturity, net	231,708	155,210	127,895	234,255	156,547	144,571
Derivative financial instruments	56,545	1,342	1,342	111,950	1,505	1,505

Financial liabilities:
Credit and repurchase facilities	$3,588,538	$3,579,080	$3,571,464	$3,856,009	$3,841,814	$3,828,192
Securitized debt	7,196,350	7,168,104	7,007,274	7,886,066	7,849,270	7,560,541
Senior unsecured notes	1,345,000	1,331,875	1,188,425	1,399,600	1,385,994	1,262,560
Convertible senior unsecured notes	287,500	281,737	285,775	287,500	280,356	287,834
Junior subordinated notes	154,336	143,506	105,210	154,336	143,128	103,977
Derivative financial instruments	493,328	5,365	5,365	273,973	4,897	4,897
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at June 30, 2023 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,342	$1,342	$—	$585	$757

Financial liabilities:
Derivative financial instruments	$5,365	$5,365	$—	$5,365	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at June 30, 2023 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$129,835	$129,835	$—	$—	$129,835
Loans held-for-sale (2)	17,768	17,768	—	17,768	—
	$147,603	$147,603	$—	$17,768	$129,835
________________________
(1)We had an allowance for credit losses of $98.3 million relating to nine impaired loans with an aggregate carrying value, before loan loss reserves, of $228.2 million at June 30, 2023.
(2)We had unrealized impairment losses of $2.3 million related to six held-for-sale loans with an aggregate carrying value, before unrealized impairment losses, of $20.1 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at June 30, 2023 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Land	$50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	7.50%
Office	36,674	Discounted cash flows	Capitalization rate	5.25%
			Revenue growth rate	3.00%

Multifamily	31,202	Discounted cash flows	Capitalization rate	6.00%

			Discount rate	11.25%
Retail	11,959	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	757	Discounted cash flows	W/A discount rate	13.00%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative assets and liabilities, net
Beginning balance	$3,097	$1,355	$354	$295
Settlements	(17,688)	(17,254)	(32,754)	(30,937)
Realized gains recorded in earnings	14,591	15,899	32,400	30,642
Unrealized gains recorded in earnings	757	1,035	757	1,035
Ending balance	$757	$1,035	$757	$1,035
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

June 30, 2023	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$45,595	$757	$(532)	$—	$225
Forward sale commitments	504,278	—	532	—	532
Loans held-for-sale, net (1)	485,485	6,948	—	(2,305)	4,643
Total		$7,705	$—	$(2,305)	$5,400
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at June 30, 2023 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$13,271,359	$13,411,621	$—	$—	$13,411,621
Loans held-for-sale, net	485,126	496,747	—	489,799	6,948
Capitalized mortgage servicing rights, net	394,410	516,162	—	—	516,162
Securities held-to-maturity, net	155,210	127,895	—	—	127,895

Financial liabilities:
Credit and repurchase facilities	$3,579,080	$3,571,464	$—	$463,288	$3,108,176
Securitized debt	7,168,104	7,007,274	—	—	7,007,274
Senior unsecured notes	1,331,875	1,188,425	1,188,425	—	—
Convertible senior unsecured notes	281,737	285,775	—	285,775	—
Junior subordinated notes	143,506	105,210	—	—	105,210
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
At June 30, 2023, we were required to maintain at least $19.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At June 30, 2023, the restricted liquidity requirement totaled $70.2 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae.
At June 30, 2023, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At June 30, 2023, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At June 30, 2023, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2023 (six months ending December 31, 2023)	$1,914,105	$4,682	$1,918,787
2024	2,643,310	10,202	2,653,512
2025	2,038,158	10,565	2,048,723
2026	4,772,269	10,634	4,782,903
2027	869,546	9,226	878,772
2028	180,000	8,624	188,624
Thereafter	154,336	27,755	182,091
Total	$12,571,724	$81,688	$12,653,412
During the three and six months ended June 30, 2023, we recorded lease expense of $2.6 million and $5.2 million, respectively, and during the three and six months ended June 30, 2022, we recorded lease expense of $2.4 million and $4.7 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $965.7 million at June 30, 2023 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation.
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
After extensive motion practice and discovery, in early December 2022, the plaintiff and certain co-defendants, including our affiliates, commenced discussions regarding a possible settlement of the Action, and in late December 2022, those parties reached an agreement in principle to settle the Action for a total of $38.0 million. We agreed to pay up to $7.4 million of the settlement amount, which amount was accrued in our December 31, 2022 financial statements.
In early March 2023, the parties to the settlement finalized the settlement documents and on April 25, 2023, the Bankruptcy Court approved the settlement in open court. Following the Bankruptcy Court approval, the parties made the agreed upon payments, the broad mutual releases became effective and on June 23, 2023, the litigation was discontinued, with prejudice.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Restricted cash	$389,306	$710,775
Loans and investments, net	8,395,368	8,900,104
Other assets	121,899	174,382
Total assets	$8,906,573	$9,785,261

Liabilities:
Securitized debt	$7,168,104	$7,849,270
Other liabilities	22,677	26,754
Total liabilities	$7,190,781	$7,876,024
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 26 VIEs in which we have a variable interest at June 30, 2023 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at June 30, 2023 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$398,522
APL certificates	128,665
B Piece bonds	31,079
Equity investments	18,417
Agency interest only strips	197
Total	$576,880
________________________
(1)Represents the carrying amount of loans and investments before reserves. At June 30, 2023, $172.5 million of loans to VIEs had corresponding specific loan loss reserves of $85.8 million. The maximum loss exposure at June 30, 2023 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $3.89 billion at June 30, 2023.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 15 — Equity
Common Stock. During the six months ended June 30, 2023, we sold 7,536,800 shares of our common stock at an average price of $14.55 per share for net proceeds of $109.7 million through an “At-The-Market” equity offering sales agreement. The proceeds were used to make investments related to our business and for general corporate purposes.
In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. At June 30, 2023, we repurchased 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2023, there were 16,293,589 OP Units outstanding, which represented 8.2% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2023 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 15, 2023	$0.40	January 3, 2023	$0.3984375	$0.390625	$0.390625
May 3, 2023	$0.42	March 31, 2023	$0.3984375	$0.390625	$0.390625
		June 30, 2023	$0.3984375	$0.390625	$0.390625
Common Stock – On July 26, 2023, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on August 31, 2023 to common stockholders of record as of the close of business on August 15, 2023.
Deferred Compensation. During the first half of 2023, we issued 889,822 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $10.4 million, of which: (1) 256,208 shares with a grant date fair value of $3.0 million vested on the grant date; (2) 24,493 shares with a grant date fair value of $0.4 million will vest during the remainder of 2023; (3) 260,304 shares with a grant date fair value of $3.1 million will vest in 2024; (4) 235,969 shares with a grant date fair value of $2.7 million will vest in 2025; (5) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (6) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We also issued 40,796 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date pursuant to a pre-established deferral election.
During the first quarter of 2023, 352,427 shares of performance-based restricted stock units previously granted to our chief executive officer fully vested and were net settled for 172,513 common shares.
During the first half of 2023, we withheld 190,075 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$76,164	$76,164	$69,909	$69,909
Net income attributable to noncontrolling interest (2)	—	6,826	—	6,992
Interest expense on convertible notes	—	6,081	—	3,995
Net income attributable to common stockholders and noncontrolling interest	$76,164	$89,071	$69,909	$80,896
Weighted average shares outstanding	181,815,469	181,815,469	163,044,217	163,044,217
Dilutive effect of OP Units (2)	—	16,293,589	—	16,306,745
Dilutive effect of convertible notes	—	17,270,615	—	15,140,481
Dilutive effect of restricted stock units (3)	—	682,203	—	522,367
Weighted average shares outstanding	181,815,469	216,061,876	163,044,217	195,013,810
Net income per common share (1)	$0.42	$0.41	$0.43	$0.41

	Six Months Ended June 30,
	2023		2022
Net income attributable to common stockholders (1)	$160,483	$160,483	$133,968	$133,968
Net income attributable to noncontrolling interest (2)	—	14,411	—	13,808
Interest expense on convertible notes	—	12,163	—	7,989
Net income attributable to common stockholders and noncontrolling interest	$160,483	$187,057	$133,968	$155,765
Weighted average shares outstanding	181,468,002	181,468,002	158,258,813	158,258,813
Dilutive effect of OP Units (2)	—	16,293,589	—	16,315,869
Dilutive effect of convertible notes	—	17,250,598	—	15,126,859
Dilutive effect of restricted stock units (3)	—	477,415	—	655,489
Weighted average shares outstanding	181,468,002	215,489,604	158,258,813	190,357,030
Net income per common share (1)	$0.88	$0.87	$0.85	$0.82
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)Our chief executive officer was granted restricted stock units, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.

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
In the three and six months ended June 30, 2023, we recorded a tax provision of $5.6 million and $13.6 million, respectively. In the three and six months ended June 30, 2022, we recorded a tax provision of $5.4 million and $13.5 million, respectively. The tax provision recorded in the three months ended June 30, 2023 consisted of a current tax provision of $13.0 million and a deferred tax benefit of $7.4 million, respectively. The tax provision recorded in the six months ended June 30, 2023 consisted of a current tax provision of $17.8 million and a deferred tax benefit of $4.2 million, respectively. The tax provision recorded in the three months ended June 30, 2022 consisted of a current tax provision of $6.1 million and a deferred tax benefit of $0.7 million. The tax provision recorded in the six months ended June 30, 2022 consisted of a current tax provision of $15.9 million and a deferred tax benefit of $2.4 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.
Note 17 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2023, we incurred $0.8 million and $1.5 million, respectively, and, during the three and six months ended June 30, 2022, we incurred $0.9 million and $1.7 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which were reimbursed to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $73.3 million and $77.4 million at June 30, 2023 and December 31, 2022, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $3.6 million and $12.4 million at June 30, 2023 and December 31, 2022, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
In May 2023, we committed to fund a $56.9 million bridge loan ($1.2 million was funded at June 30, 2023) for an SFR build-to-rent construction project. Two of our officers have made minority equity investments totaling $0.5 million, representing approximately 4.0% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was less than $0.1 million for the three and six months ended June 30, 2023.
In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($2.0 million was funded at June 30, 2023) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.5% and is scheduled to mature in March 2025. Interest income recorded from this loan was less than $0.1 million for the three and six months ended June 30, 2023.
In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at June 30, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.1 million for all periods presented.
In February 2022, we committed to fund a $39.4 million bridge loan (none of which was funded at June 30, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 4.0% with a LIBOR floor of 0.25% and matures in March 2025. Effective July 1, 2023, the interest rate was changed to SOFR plus 4.0% with a SOFR floor of 0.25%. Interest income recorded from this loan was less than $0.1 million for both the three months ended June 30, 2023 and 2022, and $0.1 million for both the six months ended June 30, 2023 and 2022.

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
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. Effective July 1, 2023, the interest rate was changed to SOFR plus 3.75% with a SOFR floor of 0.25%. Interest income recorded from this loan was $1.5 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
In 2020, we committed to fund a $32.5 million bridge loan ($20.1 million was funded at June 30, 2023) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate, and both loans mature in October 2023. Effective July 1, 2023, the interest rate on the bridge loan was changed to SOFR plus 5.5% with a SOFR floor of 0.75%. Interest income recorded from these loans was $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.0% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.4 million ($26.7 million was funded at June 30, 2023), and the interest rate was changed to SOFR plus 5.25% with a SOFR floor of 1.00%. In addition, the maturity date on both loans were extended to May 2025. Interest income recorded from these loans was $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.
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
We have a $35.0 million bridge loan and a $9.6 million preferred equity interest on an office building. The bridge loan was scheduled to mature in July 2023 and the preferred equity investment matures in June 2027. In July 2023, the maturity date of the bridge loan was extended to October 2023. The property is controlled by a third party. The day-to-day operations are currently being managed by an immediate family member, or one of his affiliated entities, of our chief executive officer. In 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. At both June 30, 2023 and December 31, 2022, these loans had an allowance for credit loss recorded against them totaling $8.0 million.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the six months ended June 30, 2023 and 2022, we reimbursed the aircraft owner $0.4 million and $0.7 million, respectively, for the flights chartered by our executives pursuant the agreement.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at June 30, 2023) for an 18% interest in AMAC III. During the three and six months ended June 30, 2023, we recorded losses associated with this investment of $0.5 million and $0.9 million, respectively, and we received cash distributions of $0.5 million and $1.1 million, respectively. During the three and six months ended June 30, 2022, we recorded a loss associated with this investment of $0.6 million and $1.1 million, respectively, and we received a distribution of $0.3 million during both the three and six months ended June 30, 2022. In 2019,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bore interest at a rate of LIBOR plus 3.5% and matures in August 2023. Effective July 1, 2023, the interest rate on the bridge loan was changed to SOFR plus 3.5%. Interest income recorded from the bridge loan was $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and matures in August 2023. Effective July 1, 2023, the interest rate was changed to SOFR plus 4.75% with a SOFR floor of 0.25%. Interest income recorded from this loan was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.
In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8%,which was scheduled to mature in October 2022. In May 2022, this loan paid off in full. Interest income recorded from this loan was $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2023. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.
In 2016, we originated $48.0 million of bridge loans on six multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12% in the borrowing entities. The loans had an interest rate of LIBOR plus 4.5% with a LIBOR floor of 0.25% and were scheduled to mature in 2019. In 2017, a $6.8 million loan on one property paid off in full and in 2018 four additional loans totaling $28.3 million paid off in full. In 2019, $10.9 million of the $12.9 million remaining bridge loan paid off, with the $2.0 million remaining UPB converting to a mezzanine loan with a fixed interest rate of 10.0% and a January 2024 maturity. Interest income recorded from the mezzanine loan was $0.1 million for all periods presented.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At June 30, 2023, we had an indirect interest of 12.3% in this entity. We recorded income related to this investment of $3.5 million and $2.6 million in the three and six months ended June 30, 2023, respectively, and income of $1.1 million and $6.1 million in the three and six months ended June 30, 2022, respectively. During both the three and six months ended June 30, 2023, we received cash distributions of $7.5 million, and during the three and six months ended June 30, 2022, we received cash distributions of $7.5 million and $15.0 million, respectively, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.3% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $2.5 million and $7.2 million during the three and six months ended June 30, 2023, respectively, and a $6.0 million distribution during both the three and six months ended June 30, 2022, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2023, this debt had an aggregate outstanding balance of approximately $600.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At June 30, 2023, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents 6.6% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended June 30, 2023
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$322,105	$13,632	$—	$335,737
Interest expense	220,966	6,229	—	227,195
Net interest income	101,139	7,403	—	108,542
Other revenue:
Gain on sales, including fee-based services, net	—	22,587	—	22,587
Mortgage servicing rights	—	16,201	—	16,201
Servicing revenue	—	47,952	—	47,952
Amortization of MSRs	—	(15,605)	—	(15,605)
Property operating income	1,430	—	—	1,430
Loss on derivative instruments, net	—	(7,384)	—	(7,384)
Other income (loss), net	760	(715)	—	45
Total other revenue	2,190	63,036	—	65,226
Other expenses:
Employee compensation and benefits	13,438	27,872	—	41,310
Selling and administrative	5,833	6,751	—	12,584
Property operating expenses	1,365	—	—	1,365
Depreciation and amortization	1,214	1,173	—	2,387
Provision for loss sharing (net of recoveries)	—	7,672	—	7,672
Provision for credit losses (net of recoveries)	14,369	(491)	—	13,878
Total other expenses	36,219	42,977	—	79,196
Income before extinguishment of debt, income from equity affiliates and income taxes	67,110	27,462	—	94,572
Loss on extinguishment of debt	(1,247)	—	—	(1,247)
Income from equity affiliates	5,560	—	—	5,560
Provision for income taxes	(1,200)	(4,353)	—	(5,553)
Net income	70,223	23,109	—	93,332
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,826	6,826
Net income attributable to common stockholders	$59,881	$23,109	$(6,826)	$76,164

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2022
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$192,047	$9,281	$—	$201,328
Interest expense	103,165	3,902	—	107,067
Net interest income	88,882	5,379	—	94,261
Other revenue:
Gain on sales, including fee-based services, net	—	16,510	—	16,510
Mortgage servicing rights	—	17,567	—	17,567
Servicing revenue	—	35,493	—	35,493
Amortization of MSRs	—	(14,779)	—	(14,779)
Property operating income	290	—	—	290
Gain on derivative instruments, net	—	8,606	—	8,606
Other loss, net	(9,328)	(3,921)	—	(13,249)
Total other revenue	(9,038)	59,476	—	50,438
Other expenses:
Employee compensation and benefits	13,866	25,034	—	38,900
Selling and administrative	6,429	6,759	—	13,188
Property operating expenses	542	—	—	542
Depreciation and amortization	858	1,173	—	2,031
Provision for loss sharing (net of recoveries)	—	(1,949)	—	(1,949)
Provision for credit losses (net of recoveries)	5,088	(21)	—	5,067
Total other expenses	26,783	30,996	—	57,779
Income before income from equity affiliates and income taxes	53,061	33,859	—	86,920
Income from equity affiliates	6,547	—	—	6,547
Provision for income taxes	(255)	(5,097)	—	(5,352)
Net income	59,353	28,762	—	88,115
Preferred stock dividends	11,214	—	—	11,214
Net income attributable to noncontrolling interest	—	—	6,992	6,992
Net income attributable to common stockholders	$48,139	$28,762	$(6,992)	$69,909

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2023
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$639,481	$24,204	$—	$663,685
Interest expense	435,860	10,709	—	446,569
Net interest income	203,621	13,495	—	217,116
Other revenue:
Gain on sales, including fee-based services, net	—	37,176	—	37,176
Mortgage servicing rights	—	34,659	—	34,659
Servicing revenue	—	92,933	—	92,933
Amortization of MSRs	—	(31,020)	—	(31,020)
Property operating income	2,811	—	—	2,811
Loss on derivative instruments, net	—	(3,161)	—	(3,161)
Other income, net	2,667	2,256	—	4,923
Total other revenue	5,478	132,843	—	138,321
Other expenses:
Employee compensation and benefits	29,079	54,629	—	83,708
Selling and administrative	12,544	13,663	—	26,207
Property operating expenses	2,747	—	—	2,747
Depreciation and amortization	2,665	2,346	—	5,011
Provision for loss sharing (net of recoveries)	—	10,848	—	10,848
Provision for credit losses (net of recoveries)	35,014	1,381	—	36,395
Total other expenses	82,049	82,867	—	164,916
Income before extinguishment of debt, income from equity affiliates and income taxes	127,050	63,471	—	190,521
Loss on extinguishment of debt	(1,247)	—	—	(1,247)
Income from equity affiliates	19,886	—	—	19,886
Provision for income taxes	(771)	(12,811)	—	(13,582)
Net income	144,918	50,660	—	195,578
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	14,411	14,411
Net income attributable to common stockholders	$124,234	$50,660	$(14,411)	$160,483

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2022
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$348,308	$19,718	$—	$368,026
Interest expense	181,367	8,260	—	189,627
Net interest income	166,941	11,458	—	178,399
Other revenue:
Gain on sales, including fee-based services, net	—	18,166	—	18,166
Mortgage servicing rights	—	32,879	—	32,879
Servicing revenue	—	71,519	—	71,519
Amortization of MSRs	—	(29,750)	—	(29,750)
Property operating income	586	—	—	586
Gain on derivative instruments, net	—	25,992	—	25,992
Other loss, net	(6,131)	(3,917)	—	(10,048)
Total other revenue	(5,545)	114,889	—	109,344
Other expenses:
Employee compensation and benefits	29,352	51,573	—	80,925
Selling and administrative	13,838	13,897	—	27,735
Property operating expenses	1,077	—	—	1,077
Depreciation and amortization	1,668	2,346	—	4,014
Provision for loss sharing (net of recoveries)	—	(2,611)	—	(2,611)
Provision for credit losses (net of recoveries)	7,157	269	—	7,426
Total other expenses	53,092	65,474	—	118,566
Income before extinguishment of debt, income from equity affiliates and income taxes	108,304	60,873	—	169,177
Loss on extinguishment of debt	(1,350)	—	—	(1,350)
Income from equity affiliates	13,759	—	—	13,759
Provision for income taxes	(1,687)	(11,853)	—	(13,540)
Net income	119,026	49,020	—	168,046
Preferred stock dividends	20,270	—	—	20,270
Net income attributable to noncontrolling interest	—	—	13,808	13,808
Net income attributable to common stockholders	$98,756	$49,020	$(13,808)	$133,968
________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2023
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$468,515	$377,847	$846,362
Restricted cash	391,872	4,994	396,866
Loans and investments, net	13,271,359	—	13,271,359
Loans held-for-sale, net	—	485,126	485,126
Capitalized mortgage servicing rights, net	—	394,410	394,410
Securities held-to-maturity, net	—	155,210	155,210
Investments in equity affiliates	72,806	—	72,806
Goodwill and other intangible assets	12,500	81,223	93,723
Other assets and due from related party	358,528	83,237	441,765
Total assets	$14,575,580	$1,582,047	$16,157,627

Liabilities:
Debt obligations	$12,041,014	$463,288	$12,504,302
Allowance for loss-sharing obligations	—	66,681	66,681
Other liabilities and due to related parties	309,875	117,128	427,003
Total liabilities	$12,350,889	$647,097	$12,997,986

	December 31, 2022
Assets:
Cash and cash equivalents	$200,514	$333,843	$534,357
Restricted cash	713,615	193	713,808
Loans and investments, net	14,254,674	—	14,254,674
Loans held-for-sale, net	—	354,070	354,070
Capitalized mortgage servicing rights, net	—	401,471	401,471
Securities held-to-maturity, net	—	156,547	156,547
Investments in equity affiliates	79,130	—	79,130
Goodwill and other intangible assets	12,500	83,569	96,069
Other assets and due from related party	367,837	81,022	448,859
Total assets	$15,628,270	$1,410,715	$17,038,985

Liabilities:
Debt obligations	$13,195,120	$305,442	$13,500,562
Allowance for loss-sharing obligations	—	57,168	57,168
Other liabilities and due to related parties	299,559	109,817	409,376
Total liabilities	$13,494,679	$472,427	$13,967,106

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination Data:
Structured Business
Bridge loans (1)	$207,494	$2,047,599	$469,683	$4,868,315
Mezzanine / Preferred Equity	1,500	—	7,345	8,139
Total new loan originations	$208,994	$2,047,599	$477,028	$4,876,454

Loan runoff	$685,220	$1,122,407	$1,871,869	$1,788,958

Agency Business
Origination Volumes by Investor:
Fannie Mae	$1,079,910	$665,449	$1,874,931	$1,115,129
Freddie Mac	217,884	407,691	319,216	706,763
FHA	62,552	78,364	211,492	90,354
Private Label	50,256	83,346	91,363	156,242
SFR - Fixed Rate	11,837	34,334	17,298	39,205
Total	$1,422,439	$1,269,184	$2,514,300	$2,107,693
Total loan commitment volume	$1,133,312	$1,184,282	$2,633,422	$2,159,414

Agency Business Loan Sales Data:
Fannie Mae	$1,023,088	$569,048	$1,674,846	$1,235,592
Freddie Mac	175,342	362,442	243,799	721,528
FHA	134,383	75,101	177,858	146,917
Private Label	72,803	11,250	232,748	500,519
SFR - Fixed Rate	5,108	12,862	14,172	12,862
Total	$1,410,724	$1,030,703	$2,343,423	$2,617,418
Sales margin (fee-based services as a % of loan sales) (2)	1.60%	1.60%	1.59%	1.35%
MSR rate (MSR income as a % of loan commitments)	1.43%	1.48%	1.32%	1.52%
________________________
(1)The three and six months ended June 30, 2023 includes 23 and 43 SFR loans, respectively, with a UPB of $109.0 million and $185.1 million, respectively. The three and six months ended June 30, 2022 includes 36 and 71 SFR loans, respectively, with a UPB of $155.0 million and $288.4 million, respectively. During the three and six months ended June 30, 2023, we committed to fund SFR loans totaling $200.2 million and $254.5 million, respectively. During the three and six months ended June 30, 2022, we committed to fund SFR loans totaling $185.2 million and $268.5 million, respectively.
(2)The six months ended June 30, 2022 includes $17.1 million of gains recognized on Swaps related to the Private Label loans sold in the three months ended March 31, 2022, which is included in gain (loss) on derivative instruments, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2023
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (years)
Fannie Mae	$20,002,570	48.9	7.7
Freddie Mac	5,245,325	24.8	8.8
Private Label	2,305,000	19.3	7.5
FHA	1,303,812	14.5	20.0
Bridge	299,578	11.1	3.5
SFR - Fixed Rate	290,266	20.0	5.9
Total	$29,446,551	40.1	8.4

	December 31, 2022
Fannie Mae	$19,038,124	50.2	8.0
Freddie Mac	5,153,207	25.0	9.0
Private Label	2,074,859	18.5	7.6
FHA	1,155,893	14.9	19.5
Bridge	301,182	12.5	1.7
SFR - Fixed Rate	274,764	19.8	6.0
Total	$27,998,029	41.1	8.6

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

Significant Developments During the Second Quarter of 2023
Financing and Capital Markets Activity.

•Unwound CLO 13, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities;
•Raised $26.9 million of capital from issuances of approximately 1.9 million shares of common stock under our “At-The-Market” equity offering sales agreement; and
•Redeemed $78.9 million of our 5.625% senior unsecured notes at maturity for cash.
Share Repurchase Program. We repurchased approximately 2.7 million shares of our common stock under this program at a cost of $27.8 million.
Structured Business Activity.
•Our structured loan and investment portfolio decreased 1% to $13.49 billion as loan runoff totaling $685.2 million outpaced loan originations totaling $209.0 million; and
•Received a $7.5 million cash distribution and recorded income of $3.5 million from our residential mortgage business joint venture.
Agency Business Activity.
•Loan originations and sales totaled $1.42 billion and $1.41 billion, respectively; and
•Grew our fee-based servicing portfolio approximately 2%, or $533.9 million, to $29.45 billion.
Dividend. We raised our quarterly common dividend $0.01 to $0.43 per share, representing an annual run rate of $1.72 per share.
Current Market Conditions, Risks and Recent Trends
The Federal Reserve has raised interest rates throughout 2022 and during the first half of 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the rate hikes from the Federal Reserve will slow, or pause during the remainder of 2023.
We have been very successful in raising capital through various vehicles to grow our businesses. Inflation, rising interest rates, bank failures, and geopolitical uncertainty has caused significant disruptions in many market segments, including the financial services, real estate and credit markets, which has, and may continue, to result in a further dislocation in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the recent bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all.
Additionally, the turmoil in the banking sector and financial markets has resulted in multiple regional bank failures and consolidations. Although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and therefore we believe bear minimal credit risk.
These current market conditions could continue to limit our ability to grow our Structured Business since this business is more reliant on the capital markets to grow, but can also present us with options to build on existing relationships or create new relationships with lenders. Since our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, tightening liquidity conditions in equity and capital markets should not have a substantial impact on our ability to continue to grow this business.
Although we have not been significantly impacted by these adverse economic conditions to date, such conditions have resulted, and may continue to result, in a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could have a significant impact on our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.
Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow and cash balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates could negatively impact real estate values and limit a borrower’s ability to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of incurring losses from defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
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
Changes in Financial Condition
Assets — Comparison of balances at June 30, 2023 to December 31, 2022:
Our Structured loan and investment portfolio balance was $13.49 billion and $14.46 billion at June 30, 2023 and December 31, 2022, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $1.39 billion. See below for details.
Our portfolio had a weighted average current interest pay rate of 8.76% and 8.17% at June 30, 2023 and December 31, 2022, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 9.07% and 8.42% at June 30, 2023 and December 31, 2022, respectively. Our debt that finances our loans and investment portfolio totaled $12.11 billion and $13.28 billion at June 30, 2023 and December 31, 2022, respectively, with a weighted average funding cost of 6.95% and 6.22%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.25% and 6.50% at June 30, 2023 and December 31, 2022, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Loans originated	$208,994	$477,028
Number of loans	26	50
Weighted average interest rate	9.84%	9.72%

Loan runoff	$685,220	$1,871,869
Number of loans	41	106
Weighted average interest rate	9.28%	9.01%

Loans extended	$305,717	$666,330
Number of loans	16	30

Loans held-for-sale from the Agency Business increased $131.1 million, primarily from loan originations exceeding loan sales by $170.9 million as noted in the following table, partially offset by an unfunded construction loan origination of $57.5 million. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$1,079,910	$1,023,088	$1,874,931	$1,674,846
Freddie Mac	217,884	175,342	319,216	243,799
FHA	62,552	134,383	211,492	177,858
Private Label	50,256	72,803	91,363	232,748
SFR - Fixed Rate	11,837	5,108	17,298	14,172
Total	$1,422,439	$1,410,724	$2,514,300	$2,343,423
Liabilities – Comparison of balances at June 30, 2023 to December 31, 2022:
Credit and repurchase facilities decreased $262.7 million, primarily due to loan runoff in our Structured Business portfolio, partially offset by loan originations exceeding sales in our Agency Business.
Securitized debt decreased $681.2 million, primarily due to the unwind of CLO 13 and repayments of debt on CLO 12 as the replacement period has ended.
Senior unsecured notes decreased $54.1 million, primarily due to the repurchases of our 8.00% and 5.625% senior notes totaling $149.6 million, partially offset by the issuance of $95.0 million of 7.75% senior notes.
Due to borrowers increased $41.3 million, primarily due to unfunded commitments on new loan originations in our Structured Business, partially offset by the funding of previously committed originations.
Other liabilities decreased $14.8 million, primarily due to payments of accrued commissions and incentive compensation during the first quarter of 2023 related to 2022 performance, and decreases in accrued professional fees in connection with the settlement of the Extended Stay litigation.
Equity
During the first half of 2023, we sold 7,536,800 shares of our common stock through our “At-The-Market” equity agreement at an average price of $14.55 per share. In addition, we repurchased 3,545,604 shares of our common stock under our share repurchase program at an average price of $10.56 per share.
See Note 15 for details of our dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2023
Product	Servicing Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Portfolio Maturity (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$20,002,570	2,490	3.2	8.1	95%	5%	4.37%	6.80%	0.63%
Freddie Mac	5,245,325	1,226	3.1	9.7	81%	19%	4.58%	7.99%	4.17%
Private Label	2,305,000	145	2.2	7.4	100%	—	3.78%	—	—
FHA	1,303,812	103	2.6	33.3	100%	—	3.40%	—	—
Bridge	299,578	3	1.0	3.3	55%	45%	7.11%	—	—
SFR - Fixed Rate	290,266	60	1.8	5.8	100%	—	5.17%	—	—
Total	$29,446,551	4,027	3.1	9.4	93%	7%	4.35%	6.05%	1.17%

	December 31, 2022
Fannie Mae	$19,038,124	2,460	3.1	8.5	96%	4%	4.20%	12.71%	0.13%
Freddie Mac	5,153,207	1,214	2.8	10.2	84%	16%	4.26%	19.78%	0.27%
Private Label	2,074,859	130	1.9	7.8	100%	—	3.60%	—	—
FHA	1,155,893	96	2.5	33.5	100%	—	3.17%	1.59%	—
Bridge	301,182	4	0.9	1.6	—	100%	7.68%	—	—
SFR - Fixed Rate	274,764	53	1.4	6.3	100%	—	5.04%	0.30%	—
Total	$27,998,029	3,957	2.9	9.7	93%	7%	4.17%	12.35%	0.14%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At June 30, 2023 and December 31, 2022, delinquent loans totaled $343.9 million and $38.7 million, respectively. At June 30, 2023, there were two loans totaling $3.3 million in bankruptcy and a $1.0 million loan in foreclosure. There were no loans in bankruptcy or foreclosure at December 31, 2022.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$335,737	$201,328	$134,409	67%
Interest expense	227,195	107,067	120,128	112%
Net interest income	108,542	94,261	14,281	15%
Other revenue:
Gain on sales, including fee-based services, net	22,587	16,510	6,077	37%
Mortgage servicing rights	16,201	17,567	(1,366)	(8)%
Servicing revenue, net	32,347	20,714	11,633	56%
Property operating income	1,430	290	1,140	nm
Gain (loss) on derivative instruments, net	(7,384)	8,606	(15,990)	nm
Other income (loss), net	45	(13,249)	13,294	nm
Total other revenue	65,226	50,438	14,788	29%
Other expenses:
Employee compensation and benefits	41,310	38,900	2,410	6%
Selling and administrative	12,584	13,188	(604)	(5)%
Property operating expenses	1,365	542	823	152%
Depreciation and amortization	2,387	2,031	356	18%
Provision for loss sharing (net of recoveries)	7,672	(1,949)	9,621	nm
Provision for credit losses (net of recoveries)	13,878	5,067	8,811	174%
Total other expenses	79,196	57,779	21,417	37%
Income before extinguishment of debt, income from equity affiliates and income taxes	94,572	86,920	7,652	9%
Loss on extinguishment of debt	(1,247)	—	(1,247)	nm
Income from equity affiliates	5,560	6,547	(987)	(15)%
Provision for income taxes	(5,553)	(5,352)	(201)	4%
Net income	93,332	88,115	5,217	6%
Preferred stock dividends	10,342	11,214	(872)	(8)%
Net income attributable to noncontrolling interest	6,826	6,992	(166)	(2)%
Net income attributable to common stockholders	$76,164	$69,909	$6,255	9%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2023			2022
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,316,883	$305,396	9.20%	$14,231,039	$182,362	5.14%
Mezzanine / junior participation loans	221,970	5,585	10.09%	209,871	5,080	9.71%
Preferred equity investments	89,725	1,395	6.24%	148,220	2,845	7.70%
Other	30,297	697	9.23%	36,302	1,377	15.21%
Core interest-earning assets	13,658,875	313,073	9.19%	14,625,432	191,664	5.26%
Cash equivalents	918,432	9,032	3.94%	779,582	383	0.20%
Total interest-earning assets	$14,577,307	$322,105	8.86%	$15,405,014	$192,047	5.00%

Structured Business interest-bearing liabilities:

CLO	$7,193,764	$124,960	6.97%	$7,491,397	$46,709	2.50%
Credit and repurchase facilities	3,220,202	62,839	7.83%	4,160,842	33,797	3.26%
Unsecured debt	1,658,495	25,710	6.22%	1,559,750	21,158	5.44%
Q Series securitization	236,878	4,325	7.32%	—	—	—
Trust preferred	154,336	3,132	8.14%	154,336	1,501	3.90%
Total interest-bearing liabilities	$12,463,675	220,966	7.11%	$13,366,325	103,165	3.10%
Net interest income		$101,139			$88,882
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The increase in interest income was mainly due to a $130.1 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates, partially offset by a decrease in our average balance of our core interest-earning assets, mainly from loan runoff exceeding loan originations.
The increase in interest expense was mainly due to a $117.8 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates, partially offset by a decrease in the average balance of our interest-bearing liabilities, due to loan runoff.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 37% increase ($380.0 million) in loan sales volume.
The decrease in income from MSRs was primarily due to a 4% decrease ($51.0 million) in loan commitment volume and a 3% decrease in the MSR rate from 1.48% to 1.43%.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, partially offset by less prepayment penalties received.
Other Income
The gain (loss) on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business.

Other income (loss), net in 2022 primarily reflects $11.2 million of losses recognized in connection with the sales of bridge loans in our Structured Business and a $4.1 million unrealized impairment loss recorded on certain loans held-for-sale in our Agency Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to an increase in commissions from higher GSE/Agency loan sales volume and, to a lesser extent, an increase in headcount.
The increase in our provisions for loss sharing and credit losses (“CECL provisions”) were primarily due to the impact of a continued decline in the macroeconomic outlook for commercial real estate.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2023 reflects deferred financing fees recognized in connection with the unwind of CLO 13.
Income from Equity Affiliates
Income from equity affiliates in 2023 primarily reflects income from our investment in a residential mortgage banking business of $3.5 million and a $2.5 million distribution received from our Lexford joint venture, while income in 2022 primarily reflects a $6.0 million distribution received from our Lexford joint venture.
Provision for Income Taxes
In the three months ended June 30, 2023, we recorded a tax provision of $5.6 million, which consisted of a current tax provision of $13.0 million and a deferred tax benefit of $7.4 million. In the three months ended June 30, 2022, we recorded a tax provision of $5.4 million, which consisted of a current tax provision of $6.1 million and a deferred tax benefit of $0.7 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both June 30, 2023 and 2022, which represented 8.2% and 8.8% of our outstanding stock at June 30, 2023 and 2022, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$663,685	$368,026	$295,659	80%
Interest expense	446,569	189,627	256,942	135%
Net interest income	217,116	178,399	38,717	22%
Other revenue:
Gain on sales, including fee-based services, net	37,176	18,166	19,010	105%
Mortgage servicing rights	34,659	32,879	1,780	5%
Servicing revenue, net	61,913	41,769	20,144	48%
Property operating income	2,811	586	2,225	nm
Gain (loss) on derivative instruments, net	(3,161)	25,992	(29,153)	nm
Other income (loss), net	4,923	(10,048)	14,971	nm
Total other revenue	138,321	109,344	28,977	27%
Other expenses:
Employee compensation and benefits	83,708	80,925	2,783	3%
Selling and administrative	26,207	27,735	(1,528)	(6)%
Property operating expenses	2,747	1,077	1,670	155%
Depreciation and amortization	5,011	4,014	997	25%
Provision for loss sharing (net of recoveries)	10,848	(2,611)	13,459	nm
Provision for credit losses (net of recoveries)	36,395	7,426	28,969	nm
Total other expenses	164,916	118,566	46,350	39%
Income before extinguishment of debt, income from equity affiliates and income taxes	190,521	169,177	21,344	13%
Loss on extinguishment of debt	(1,247)	(1,350)	103	(8)%
Income from equity affiliates	19,886	13,759	6,127	45%
Provision for income taxes	(13,582)	(13,540)	(42)	—%
Net income	195,578	168,046	27,532	16%
Preferred stock dividends	20,684	20,270	414	2%
Net income attributable to noncontrolling interest	14,411	13,808	603	4%
Net income attributable to common stockholders	$160,483	$133,968	$26,515	20%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2023			2022
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:
Bridge loans	$13,556,799	$608,414	9.05%	$13,425,205	$329,133	4.94%
Mezzanine / junior participation loans	218,489	11,469	10.59%	216,279	10,158	9.47%
Preferred equity investments	93,438	3,394	7.32%	150,478	5,505	7.38%
Other	32,214	1,530	9.58%	36,475	3,015	16.67%
Core interest-earning assets	13,900,940	624,807	9.06%	13,828,437	347,811	5.07%
Cash equivalents	894,899	14,674	3.31%	769,031	497	0.13%
Total interest-earning assets	$14,795,839	$639,481	8.72%	$14,597,468	$348,308	4.81%

Structured Business interest-bearing liabilities:
CLO	$7,336,560	$244,011	6.71%	$7,050,184	$78,432	2.24%
Credit and repurchase facilities	3,328,544	125,569	7.61%	3,916,009	57,918	2.98%
Unsecured debt	1,685,911	51,999	6.22%	1,559,750	42,312	5.47%
Q Series securitization	236,878	8,231	7.01%	—	—	—
Trust preferred	154,336	6,050	7.91%	154,336	2,705	3.53%
Total interest-bearing liabilities	$12,742,229	435,860	6.90%	$12,680,279	181,367	2.88%
Net interest income		$203,621			$166,941
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The increase in interest income was mainly due to a $291.2 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates.
The increase in interest expense was mainly due to a $254.5 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to an 18% increase in the sales margin from 1.35% (which includes gains recognized on Swaps) to 1.59%, partially offset by a 10% decrease ($274.0 million) in loan sales volume. The increase in the sales margin was primarily driven by higher margins received on Fannie Mae and Private Label loan sales.
The increase in income from MSRs was primarily due to a 22% increase ($474.0 million) in loan commitment volume, partially offset by a 13% decrease in the MSR rate from 1.52% to 1.32%. The decrease in the MSR rate was primarily due to a reduction in servicing rates on newer loans.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, partially offset by less prepayment penalties received.
Other Income
The gain (loss) on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business.
Other income (loss), net in 2023 primarily reflects $2.7 million of loan origination fees from our Structured Business and a $2.4 million mark-to-market recovery from the sale of Private Label loans in our Agency Business, while 2022 primarily reflects $11.2 million of losses recognized in connection with the sales of bridge loans in our Structured Business and a $4.1 million unrealized impairment loss recorded on certain loans held-for-sale in our Agency Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to an increase in headcount.
The decrease in selling and administrative expenses was primarily due to lower professional fees in connection with the settlement of the Extended Stay litigation.
The increase in our CECL provisions were primarily due to the impact of a continued decline in the macroeconomic outlook for commercial real estate.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2023 and 2022 reflect deferred financing fees recognized in connection with the unwind of CLOs.
Income from Equity Affiliates
Income from equity affiliates in 2023 primarily reflects $11.0 million received from an equity participation interest on a property that was sold, $7.2 million in distributions received from our Lexford joint venture and $2.6 million of income from our investment in a residential mortgage banking business, while income in 2022 primarily reflects income from our investment in a residential mortgage banking business of $6.1 million, a $6.0 million distribution received from our Lexford joint venture and a $2.6 million equity participation interest on a property that was sold.
Provision for Income Taxes
In the six months ended June 30, 2023, we recorded a tax provision of $13.6 million, which consisted of a current tax provision of $17.8 million and a deferred tax benefit of $4.2 million. In the six months ended June 30, 2022, we recorded a tax provision of $13.5 million, which consisted of a current tax provision of $15.9 million and a deferred tax benefit of $2.4 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both June 30, 2023 and 2022, which represented 8.2% and 8.8% of our outstanding stock at June 30, 2023 and 2022, respectively.
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
The ongoing adverse economic and market conditions, including inflation, rising interest rates, bank failures and geopolitical uncertainty, continues to cause significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. These conditions have created, and may continue to create, a dislocation in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the recent bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.
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

We had $12.11 billion in total structured debt outstanding at June 30, 2023. Of this total, $8.98 billion, or 74%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2024, or later. The remaining $3.13 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At June 30, 2023, we had $1.86 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.
At July 25, 2023, we had approximately $1.00 billion in cash and approximately $265.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $29.45 billion agency servicing portfolio at June 30, 2023, which is mostly prepayment protected and generates approximately $118.1 million per year in recurring cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $101.6 million during the six months ended June 30, 2023 and consisted primarily of net income of $195.6 million and a $47.2 million increase in CECL reserves, partially offset by net cash outflows of $128.6 million, due to loan originations exceeding loan sales in our Agency Business, and a $14.8 million decrease in other liabilities, primarily due to payments made for commissions, incentive compensation and the settlement of the Extended Stay litigation.
Cash flows provided by investing activities totaled $1.03 billion during the six months ended June 30, 2023. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $1.87 billion, net of originations of $867.8 million, resulted in net cash inflows of $1.01 billion.
Cash flows used in financing activities totaled $1.13 billion during the six months ended June 30, 2023 and consisted primarily of $689.7 million of paydowns of CLO 12 (replacement period ended) and redemption of CLO 13, net cash outflows of $267.6 million from debt facility activities (facility paydowns were greater than loan originations) and $184.0 million of distributions to our stockholders and OP Unit holders, partially offset by $109.7 million of proceeds from the issuance of common stock.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at June 30, 2023. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million and cash. See Note 13 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	June 30, 2023
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$6,779,194	$3,124,674	$3,654,520	2023 - 2026
Securitized debt (3)	7,196,350	7,196,350	—	2023 - 2027
Senior unsecured notes	1,345,000	1,345,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	15,762,380	12,107,860	3,654,520

Agency Business
Credit and repurchase facilities (4)	2,150,534	463,864	1,686,670	2023 - 2024
Consolidated total	$17,912,914	$12,571,724	$5,341,190
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 13 for a breakdown of debt maturities by year.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at June 30, 2023.
(4)The ASAP agreement we have with Fannie Mae has no expiration date.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2023	$3,565,377	$3,588,538	$3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760
December 31, 2022	4,441,774	3,856,009	4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
Our debt facilities, including their restrictive covenants, are described in Note 9.
Off-Balance Sheet Arrangements. At June 30, 2023, we had no off-balance sheet arrangements.
Inflation. The Federal Reserve has raised interest rates throughout 2022 and during the first half of 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the rate hikes from the Federal Reserve will slow, or pause during the remainder of 2023. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.
Contractual Obligations. During the six months ended June 30, 2023, the following significant changes were made to our contractual obligations disclosed in our 2022 Annual Report:

•unwound CLO 13 repaying $462.8 million of outstanding notes;
•paid down $226.9 million of the outstanding notes of CLO 12;
•issued $95.0 million of 7.75% senior unsecured notes and used $70.8 million of the proceeds to repurchase our 8.00% senior unsecured notes;
•redeemed the remaining $78.9 million of our 5.625% senior unsecured notes; and

•modified existing debt facilities.
Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at June 30, 2023.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2023, there were no material changes to these policies.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income attributable to common stockholders	$76,164	$69,909	$160,483	$133,968
Adjustments:
Net income attributable to noncontrolling interest	6,826	6,992	14,411	13,808
Income from mortgage servicing rights	(16,201)	(17,567)	(34,659)	(32,879)
Deferred tax benefit	(7,360)	(706)	(4,197)	(2,426)
Amortization and write-offs of MSRs	21,204	27,625	39,927	55,295
Depreciation and amortization	4,058	2,617	8,353	5,186
Loss on extinguishment of debt	1,247	—	1,247	1,350
Provision for credit losses, net	16,810	5,849	40,515	7,546
Gain (loss) on derivative instruments, net	8,085	(4,155)	1,034	(4,453)
Stock-based compensation	3,193	3,149	9,094	9,241
Distributable earnings (1)	$114,026	$93,713	$236,208	$186,636

Diluted weighted average shares outstanding - GAAP (1)	216,061,876	195,013,810	215,489,604	190,357,030
Less: Convertible notes dilution	(17,270,615)	(15,140,481)	(17,250,598)	(15,104,631)
Diluted weighted average shares outstanding - distributable earnings (1)	198,791,261	179,873,329	198,239,006	175,252,399

Diluted distributable earnings per share (1)	$0.57	$0.52	$1.19	$1.06
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
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
The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming a hypothetical instantaneous increase or decrease of both 50 and 100 basis points in SOFR or other applicable index rate (collectively referred to as the “Index Rates” below).

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	100 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$13,491,607	$63,296	$126,594	$(62,782)	$(124,650)
Interest expense from debt obligations	12,107,860	52,384	104,769	(52,384)	(104,769)
Impact to net interest income (2)		$10,912	$21,825	$(10,398)	$(19,881)
________________________
(1)Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At June 30, 2023, we had approximately $2.8 billion of cash, restricted cash and escrows, which is earning interest at a weighted average blended rate of approximately 4.5%, or approximately $125.0 million annually. Interest income earned on escrows is included as a component of servicing revenue, net and interest income earned on our cash and restricted cash is included as a component of interest income in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.

Additionally, the interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may change frequently and may not necessarily change in conjunction with changes in Index Rates.
We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at June 30, 2023 would have resulted in a gain of $0.5 million and $0.9 million, respectively, in the six months ended June 30, 2023, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $0.3 million and $0.7 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $17.1 million at June 30, 2023, while a 100 basis point decrease would increase the fair value by $18.1 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2023.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
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
The following table includes the purchases made during the three months ended June 30, 2023 ($ in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2023	2,659,172	$10.44	2,659,172	$12,569
May 1 - 31, 2023	—	—	—	—
June 1 - 30, 2023	—	—	—	—
Total	2,659,172	$10.44	2,659,172

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2023, filed on July 28, 2023, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: July 28, 2023	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: July 28, 2023	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer