Form 10-Q
period 2023-09-30
ARBOR REALTY TRUST INC
filed 2023-10-27
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 188,501,642 shares of common stock outstanding at October 20, 2023.

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
i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and cash equivalents	$895,298	$534,357
Restricted cash	419,158	713,808
Loans and investments, net (allowance for credit losses of $184,069 and $132,559)	12,892,796	14,254,674
Loans held-for-sale, net	364,320	354,070
Capitalized mortgage servicing rights, net	392,203	401,471
Securities held-to-maturity, net (allowance for credit losses of $5,943 and $3,153)	155,172	156,547
Investments in equity affiliates	62,795	79,130
Due from related party	211,655	77,419
Goodwill and other intangible assets	92,551	96,069
Other assets	416,741	371,440
Total assets	$15,902,689	$17,038,985

Liabilities and Equity:
Credit and repurchase facilities	$3,391,441	$3,841,814
Securitized debt	7,004,634	7,849,270
Senior unsecured notes	1,332,926	1,385,994
Convertible senior unsecured notes	282,428	280,356
Junior subordinated notes to subsidiary trust issuing preferred securities	143,695	143,128
Due to related party	2,170	12,350
Due to borrowers	114,660	61,237
Allowance for loss-sharing obligations	69,261	57,168
Other liabilities	320,973	335,789
Total liabilities	12,662,188	13,967,106

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 188,501,642 and 178,230,522 shares issued and outstanding	1,885	1,782
Additional paid-in capital	2,364,395	2,204,481
Retained earnings	104,821	97,049
Total Arbor Realty Trust, Inc. stockholders' equity	3,104,785	2,936,996
Noncontrolling interest	135,716	134,883
Total equity	3,240,501	3,071,879
Total liabilities and equity	$15,902,689	$17,038,985
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At September 30, 2023 and December 31, 2022, assets of our consolidated VIEs totaled $8,689,298 and $9,785,261, respectively, and the liabilities of our consolidated VIEs totaled $7,027,893 and $7,876,024, respectively. See Note 14 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$336,474	$259,778	$1,000,159	$627,804
Interest expense	229,180	160,452	675,749	350,079
Net interest income	107,294	99,326	324,410	277,725
Other revenue:
Gain on sales, including fee-based services, net	18,619	14,360	55,795	32,526
Mortgage servicing rights	14,109	19,408	48,769	52,287
Servicing revenue, net	35,463	22,744	97,376	64,513
Property operating income	1,450	445	4,261	1,031
Gain (loss) on derivative instruments, net	(421)	(15,909)	(3,582)	10,083
Other income (loss), net	173	(6,014)	5,099	(16,061)
Total other revenue	69,393	35,034	207,718	144,379
Other expenses:
Employee compensation and benefits	39,810	38,811	123,518	119,736
Selling and administrative	12,367	13,225	38,574	40,960
Property operating expenses	1,479	366	4,227	1,443
Depreciation and amortization	2,286	2,078	7,297	6,092
Provision for loss sharing (net of recoveries)	1,679	412	12,528	(2,199)
Provision for credit losses (net of recoveries)	18,652	2,274	55,047	9,700
Total other expenses	76,273	57,166	241,191	175,732
Income before extinguishment of debt, income from equity affiliates and income taxes	100,414	77,194	290,937	246,372
Loss on extinguishment of debt	(314)	(3,262)	(1,561)	(4,612)
Income from equity affiliates	809	4,748	20,694	18,507
(Provision for) benefit from income taxes	(5,854)	374	(19,436)	(13,166)
Net income	95,055	79,054	290,634	247,101
Preferred stock dividends	10,342	10,342	31,027	30,612
Net income attributable to noncontrolling interest	6,789	6,002	21,200	19,811
Net income attributable to common stockholders	$77,924	$62,710	$238,407	$196,678

Basic earnings per common share	$0.42	$0.37	$1.30	$1.21
Diluted earnings per common share	$0.41	$0.36	$1.28	$1.18

Weighted average shares outstanding:
Basic	187,023,395	170,227,553	183,340,149	162,292,235
Diluted	221,328,818	205,865,016	217,457,399	195,529,340

Dividends declared per common share	$0.43	$0.39	$1.25	$1.14
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended September 30, 2023
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – July 1, 2023	42,585,589	$633,684	183,067,388	$1,831	$2,280,632	$107,561	$3,023,708	$135,933	$3,159,641
Issuance - common stock	—	—	5,576,496	55	83,937	—	83,992	—	83,992
Stock-based compensation, net	—	—	(142,242)	(1)	(174)	—	(175)	—	(175)
Distributions - common stock	—	—	—	—	—	(80,660)	(80,660)	—	(80,660)
Distributions - preferred stock	—	—	—	—	—	(10,346)	(10,346)	—	(10,346)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,006)	(7,006)
Net income	—	—	—	—	—	88,266	88,266	6,789	95,055
Balance – September 30, 2023	42,585,589	$633,684	188,501,642	$1,885	$2,364,395	$104,821	$3,104,785	$135,716	$3,240,501

Nine Months Ended September 30, 2023
Balance – January 1, 2023	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance - common stock	—	—	13,113,296	130	193,530	—	193,660	—	193,660
Repurchase - common stock	—	—	(3,545,604)	(36)	(37,396)	—	(37,432)	—	(37,432)
Stock-based compensation, net	—	—	703,428	9	3,780	—	3,789	—	3,789
Distributions - common stock	—	—	—	—	—	(230,632)	(230,632)	—	(230,632)
Distributions - preferred stock	—	—	—	—	—	(31,030)	(31,030)	—	(31,030)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(20,367)	(20,367)
Net income	—	—	—	—	—	269,434	269,434	21,200	290,634
Balance – September 30, 2023	42,585,589	$633,684	188,501,642	$1,885	$2,364,395	$104,821	$3,104,785	$135,716	$3,240,501

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Continued)
($ in thousands, except shares)

Three Months Ended September 30, 2022
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - July 1, 2022	42,585,589	$633,684	168,454,805	$1,685	$2,060,837	$83,271	$2,779,477	$133,519	$2,912,996
Issuance - common stock	—	—	3,170,688	31	44,491	—	44,522	—	44,522
Stock-based compensation, net	—	—	(101,685)	(1)	581	—	580	—	580
Distributions - common stock	—	—	—	—	—	(66,447)	(66,447)	—	(66,447)
Distributions - preferred stock	—	—	—	—	—	(10,345)	(10,345)	—	(10,345)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,354)	(6,354)
Net income	—	—	—	—	—	73,052	73,052	6,002	79,054
Balance – September 30, 2022	42,585,589	$633,684	171,523,808	$1,715	$2,105,909	$79,531	$2,820,839	$133,167	$2,954,006

Nine Months Ended September 30, 2022
Balance - January 1, 2022	39,325,095	$556,163	151,362,181	$1,514	$1,789,229	$68,144	$2,415,050	$132,487	$2,547,537
Issuance - common stock	—	—	19,625,788	196	312,570	—	312,766	—	312,766
Issuance - Series F preferred stock	3,292,000	77,522	—	—	(130)	—	77,392	—	77,392
Stock-based compensation, net	—	—	535,839	5	4,240	—	4,245	—	4,245
Distributions - common stock	—	—	—	—	—	(185,285)	(185,285)	—	(185,285)
Distributions - preferred stock	—	—	—	—	—	(30,618)	(30,618)	—	(30,618)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(18,586)	(18,586)
Redemption - operating partnership units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	227,290	227,290	19,811	247,101
Balance – September 30, 2022	42,585,589	$633,684	171,523,808	$1,715	$2,105,909	$79,531	$2,820,839	$133,167	$2,954,006

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$290,634	$247,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,297	6,092
Stock-based compensation	12,141	12,330
Amortization and accretion of interest and fees, net	(3,084)	(10,022)
Amortization of capitalized mortgage servicing rights	46,920	44,532
Originations of loans held-for-sale	(3,619,570)	(3,232,962)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,607,665	3,699,555
Mortgage servicing rights	(48,769)	(52,287)
Write-off of capitalized mortgage servicing rights from payoffs	11,764	37,318
Provision for loss sharing (net of recoveries)	12,528	(2,199)
Provision for credit losses (net of recoveries)	55,047	9,700
Net charge-offs for loss sharing obligations	(434)	(354)
Deferred tax benefit	(6,630)	(7,833)
Income from equity affiliates	(20,694)	(18,507)
Distributions from operations of equity affiliates	22,507	16,546
Change in fair value of held-for-sale loans	(1,634)	12,163
Loss on extinguishment of debt	1,561	4,612
Payoffs and paydowns of loans held-for-sale	463	58,339
Loss on sale of loans	—	10,120
Changes in operating assets and liabilities	(209,214)	(23,138)
Net cash provided by operating activities	158,498	811,106

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,061,865)	(5,418,113)
Payoffs and paydowns of loans and investments	2,541,373	2,302,874
Proceeds from sale of loans and investments	—	397,338
Deferred fees	13,624	50,385
Contributions to equity affiliates	(1,029)	(16,730)
Distributions from equity affiliates	15,552	24,321
Purchase of securities held-to-maturity, net	—	(27,598)
Payoffs and paydowns of securities held-to-maturity	3,544	16,676
Due to borrowers and reserves	(92,358)	(152,036)
Net cash provided by (used in) investing activities	1,418,841	(2,822,883)

Financing activities:
Proceeds from credit and repurchase facilities	6,575,575	8,474,821
Paydowns and payoffs of credit and repurchase facilities	(7,033,287)	(8,325,608)
Payoffs and paydowns of securitized debt	(856,864)	(441,000)
Proceeds from issuance of common stock	193,660	312,766
Proceeds from issuance of senior unsecured notes	95,000	—
Payoffs and paydowns of senior unsecured notes	(149,600)	—
Payments of withholding taxes on net settlement of vested stock	(8,352)	(8,085)
Repurchase of common stock	(37,432)	—
Distributions to stockholders	(282,029)	(234,246)
Payment of deferred financing costs	(7,719)	(35,267)
Proceeds from issuance of securitized debt	—	2,525,624
Proceeds from issuance of convertible senior unsecured notes	—	287,500
Extinguishment of convertible senior unsecured notes	—	(200,662)
Proceeds from issuance of preferred stock	—	77,392
Redemption of operating partnership units	—	(546)
Net cash (used in) provided by financing activities	(1,511,048)	2,432,689
Net increase in cash, cash equivalents and restricted cash	66,291	420,912
Cash, cash equivalents and restricted cash at beginning of period	1,248,165	891,270
Cash, cash equivalents and restricted cash at end of period	$1,314,456	$1,312,182
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$534,357	$404,580
Restricted cash at beginning of period	713,808	486,690
Cash, cash equivalents and restricted cash at beginning of period	$1,248,165	$891,270

Cash and cash equivalents at end of period	$895,298	$389,651
Restricted cash at end of period	419,158	922,531
Cash, cash equivalents and restricted cash at end of period	$1,314,456	$1,312,182

Supplemental cash flow information:
Cash used to pay interest	$654,108	$306,671
Cash used to pay taxes	22,916	25,770

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	7,010	7,010
Cumulative-effect adjustment (adoption of convertible debt standard)	—	2,447
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and service permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We pool and securitize the Private Label loans and sell certificates in the securitizations to third-party investors, while retaining the servicing rights and the highest risk bottom tranche certificate of the securitization (“APL certificates”).
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, increasing interest rates, bank failures, tightening of capital markets and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
reduced property values, both globally and to our business, makes any estimate or assumption at September 30, 2023 inherently less certain.
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
Recently Issued Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Arrangements and ASU 2023-02, Investments – Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, both effective for us in the first quarter of 2024. In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which is effective for joint venture entities with a formation date on or after January 1, 2025. We currently do not have any transactions that fall under the scope of these ASUs; therefore, the adoptions are not expected to have an impact on our consolidated financial statements.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2022 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2022.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2023	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)
Bridge loans (4)	$12,790,972	97%	664	8.85%	13.8	0%	77%
Mezzanine loans	233,805	2%	47	8.35%	54.7	45%	79%
Preferred equity investments	87,924	1%	10	3.03%	62.0	47%	84%
Other loans (5)	9,694	<1%	2	9.72%	15.6	0%	62%
	13,122,395	100%	723	8.80%	14.9	1%	77%
Allowance for credit losses	(184,069)
Unearned revenue	(45,530)
Loans and investments, net	$12,892,796

	December 31, 2022
Bridge loans (4)	$14,096,054	98%	692	8.17%	19.8	0%	76%
Mezzanine loans	213,499	1%	44	8.13%	63.1	42%	77%
Preferred equity investments	110,725	1%	8	7.63%	39.2	46%	79%
Other loans (5)	35,845	<1%	3	8.76%	32.8	0%	58%
	14,456,123	100%	747	8.17%	20.6	1%	76%
Allowance for credit losses	(132,559)
Unearned revenue	(68,890)
Loans and investments, net	$14,254,674
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
(4)At September 30, 2023 and December 31, 2022, bridge loans included 311 and 241, respectively, of SFR loans with a total gross loan commitment of $2.05 billion and $1.57 billion, respectively, of which $1.16 billion and $927.4 million, respectively, was funded.
(5)Other loans represents variable rate SFR permanent loans.
Concentration of Credit Risk
We are subject to concentration risk in that, at September 30, 2023, the UPB related to 92 loans with five different borrowers represented 12% of total assets. At December 31, 2022, the UPB related to 38 loans with five different borrowers represented 11% of total assets. During both the three and nine months ended September 30, 2023 and the year ended December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.
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
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at September 30, 2023 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2023	2022	2021	2020	2019	Prior
Multifamily:
Pass	$97,186	$131,266	$97,269	$2,010	$—	$20,300	$348,031
Pass/Watch	673,165	2,378,519	3,015,502	81,560	112,416	58,394	6,319,556
Special Mention	799	1,830,803	2,353,938	219,050	140,685	—	4,545,275
Substandard	—	290,492	153,697	24,099	—	—	468,288
Doubtful	—	—	13,930	—	9,765	—	23,695
Total Multifamily	$771,150	$4,631,080	$5,634,336	$326,719	$262,866	$78,694	$11,704,845	1%	78%
Single-Family Rental:	Percentage of portfolio						89%
Pass	$22,208	$—	$—	$—	$—	$—	$22,208
Pass/Watch	161,976	466,391	355,176	86,347	20,965	—	1,090,855
Special Mention	—	22,924	12,852	24,503	—	—	60,279
Total Single-Family Rental	$184,184	$489,315	$368,028	$110,850	$20,965	$—	$1,173,342	0%	63%
Land:	Percentage of portfolio						9%
Pass/Watch	$—	$—	$—	$4,600	$—	$—	$4,600
Special Mention	—	—	—	3,500	—	—	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$8,100	$—	$127,928	$136,028	0%	98%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$35,410	$—	$—	$35,410
Substandard	—	—	—	—	—	45,025	45,025
Total Office	$—	$—	$—	$35,410	$—	$45,025	$80,435	0%	90%
Retail:	Percentage of portfolio						1%
Pass/Watch	$—	$—	$—	$—	$4,000	$—	$4,000
Special Mention	—	—	—	—	—	3,445	3,445
Substandard	—	—	—	—	—	18,600	18,600
Total Retail	$—	$—	$—	$—	$4,000	$22,045	$26,045	11%	71%
Other:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	63%
	Percentage of portfolio						< 1%
Grand Total	$955,334	$5,120,395	$6,002,364	$481,079	$287,831	$275,392	$13,122,395	1%	77%
Geographic Concentration Risk
At September 30, 2023, underlying properties in Texas and Florida represented 24% and 16%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2022, underlying properties in Texas and Florida represented 22% and 14%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2023
	Multifamily	Land	Office	Retail	Commercial	Single-Family Rental	Other	Total
Allowance for credit losses:
Beginning balance	$74,295	$77,902	$8,246	$5,819	$1,700	$1,077	$15	$169,054
Provision for credit losses (net of recoveries)	14,884	60	(76)	—	—	162	(15)	15,015
Ending balance	$89,179	$77,962	$8,170	$5,819	$1,700	$1,239	$—	$184,069

	Three Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$27,958	$77,918	$7,031	$5,819	$1,700	$725	$180	$121,331
Provision for credit losses (net of recoveries)	(675)	(8)	306	—	—	1,326	16	965
Ending balance	$27,283	$77,910	$7,337	$5,819	$1,700	$2,051	$196	$122,296

	Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$8,162	$5,819	$1,700	$781	$68	$132,559
Provision for credit losses (net of recoveries)	51,218	(106)	8	—	—	458	(68)	51,510
Ending balance	$89,179	$77,962	$8,170	$5,819	$1,700	$1,239	$—	$184,069

	Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$18,707	$77,970	$8,073	$5,819	$1,700	$320	$652	$113,241
Provision for credit losses (net of recoveries)	8,576	(60)	(736)	—	—	1,731	(456)	9,055
Ending balance	$27,283	$77,910	$7,337	$5,819	$1,700	$2,051	$196	$122,296
During the three and nine months ended September 30, 2023, we recorded a $15.0 million and a $51.5 million provision for credit losses, respectively. The increase in the provision for credit losses during the three and nine months ended September 30, 2023 was primarily attributable to the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and continuing inflationary pressures, including an estimated continual decline in real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At September 30, 2023 and December 31, 2022, we had outstanding unfunded commitments of $1.08 billion and $1.15 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.
At September 30, 2023 and December 31, 2022, accrued interest receivable related to our loans totaling $116.4 million and $108.5 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	September 30, 2023
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Land	$134,215	$127,868	$77,869	0%	99%
Multifamily	90,070	87,995	17,750	0%	100%
Office	45,025	45,025	7,951	0%	99%
Retail	22,045	17,670	5,817	13%	78%
Commercial	1,700	1,700	1,700	63%	63%
Total	$293,055	$280,258	$111,087	1%	97%

	December 31, 2022
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%
________________________
(1)Represents the UPB of thirteen and seven impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2023 and December 31, 2022, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at September 30, 2023 and December 31, 2022.
Loans are classified as non-performing once the contractual payments reach 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At September 30, 2023, twelve loans with an aggregate net carrying value of $137.9 million, net of loan loss reserves of $12.6 million, were classified as non-performing and, at December 31, 2022, four loans with an aggregate net carrying value of $2.6 million, net of related loan loss reserves of $5.1 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2023			December 31, 2022
	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$152,717	$122,847	$29,870	$2,605	$—	$2,605
Retail	3,445	—	3,445	3,445	—	3,445
Commercial	1,700	—	1,700	1,700	—	1,700
Total	$157,862	$122,847	$35,015	$7,750	$—	$7,750
At both September 30, 2023 and December 31, 2022, we had no loans contractually past due 90 days or more that are still accruing interest. During the nine months ended September 30, 2023 and 2022, we received $2.8 million and zero, respectively, of interest income on non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at September 30, 2023, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2023 and December 31, 2022, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
In the second quarter of 2023, a borrower of a $70.5 million multifamily bridge loan, with an interest rate of SOFR plus 3.40% and a maturity date of September 2024, defaulted on its interest payments and, as a result, this loan was classified as a non-performing loan. In September 2023, the borrower sold the underlying property to a third party who assumed our loan. At the time of the property sale, we entered into a loan modification agreement with the new borrower to extend the maturity to September 2025 and reduce the interest rate to a fixed pay rate of 3.00% and an accrual rate of 3.00% for a total fixed rate of 6.00% for a period of eighteen months, after which the interest rate resumes to the original rate for the duration of the loan. The new borrower was also required to fund $10.5 million over time: $2.5 million in interest reserves, which was funded at the closing of the loan assumption, and $8.0 million in capital improvements within fifteen months. If the new borrower fails to timely complete the required capital improvements, it will be required to fund a renovation reserve at the lesser of (1) $2.5 million and (2) the difference between the $8.0 million capital commitment and the costs actually incurred for such capital improvements. The key principal is also personally guaranteeing the $8.0 million capital improvement.
There were no other loan modifications, refinancings and/or extensions during the three and nine months ended September 30, 2022 to borrowers experiencing financial difficulty.
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

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At September 30, 2023 and December 31, 2022, we had total interest reserves of $125.8 million and $123.7 million, respectively, on 516 loans and 480 loans, respectively, with an aggregate UPB of $8.31 billion and $7.70 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Fannie Mae	$257,371	$173,020
Freddie Mac	86,089	8,938
Private Label	11,350	152,735
SFR - Fixed Rate	8,710	12,352
FHA	4,810	21,021
	368,330	368,066
Fair value of future MSR	4,302	5,557
Unrealized impairment loss	(2,891)	(15,703)
Unearned discount	(5,421)	(3,850)
Loans held-for-sale, net	$364,320	$354,070

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three and nine months ended September 30, 2023, we sold $1.28 billion and $3.62 billion of loans held-for-sale, respectively, and $1.08 billion and $3.70 billion during the three and nine months ended September 30, 2022, respectively. Included in the total loans sold during 2022 were $489.3 million of Private Label loans that were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in this securitization totaling $43.4 million in satisfaction of credit risk retention requirements and we are also the primary servicer of the mortgage loans.
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
At September 30, 2023 and December 31, 2022, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 13% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 8.3 years and 8.6 years at September 30, 2023 and December 31, 2022, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$383,267	$11,143	$394,410	$386,878	$14,593	$401,471
Additions	16,550	—	16,550	49,416	—	49,416
Amortization	(14,988)	(912)	(15,900)	(43,866)	(3,054)	(46,920)
Write-downs and payoffs	(2,400)	(457)	(2,857)	(9,999)	(1,765)	(11,764)
Ending balance	$382,429	$9,774	$392,203	$382,429	$9,774	$392,203

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Beginning balance	$391,397	$20,137	$411,534	$395,573	$27,161	$422,734
Additions	18,907	—	18,907	63,002	—	63,002
Amortization	(13,355)	(1,427)	(14,782)	(39,348)	(5,184)	(44,532)
Write-downs and payoffs	(9,957)	(1,816)	(11,773)	(32,235)	(5,083)	(37,318)
Ending balance	$386,992	$16,894	$403,886	$386,992	$16,894	$403,886
We collected prepayment fees totaling $1.0 million and $6.1 million during the three and nine months ended September 30, 2023, respectively, and $11.2 million and $42.6 million during the three and nine months ended September 30, 2022, respectively. Prepayment fees are included as a component of servicing revenue, net on the consolidated statements of income. At September 30, 2023 and December 31, 2022, we had no valuation allowance recorded on any of our MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The expected amortization of capitalized MSRs recorded at September 30, 2023 is as follows (in thousands):

Year	Amortization
2023 (three months ending 12/31/2023)	$16,169
2024	63,855
2025	60,481
2026	54,479
2027	49,654
2028	43,110
Thereafter	104,455
Total	$392,203
Based on scheduled maturities, actual amortization may vary from these estimates.
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2023
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$20,463,620	68%	Texas	11%
Freddie Mac	5,184,888	17%	New York	11%
Private Label	2,371,475	8%	North Carolina	8%
FHA	1,322,832	5%	California	8%
Bridge (2)	305,950	1%	Georgia	6%
SFR - Fixed Rate	287,942	1%	Florida	6%
Total	$29,936,707	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2022
Fannie Mae	$19,038,124	68%	Texas	11%
Freddie Mac	5,153,207	18%	New York	11%
Private Label	2,074,859	8%	California	8%
FHA	1,155,893	4%	North Carolina	8%
Bridge (2)	301,182	1%	Georgia	6%
SFR - Fixed Rate	274,764	1%	Florida	5%
Total	$27,998,029	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2023 and December 31, 2022, our weighted average servicing fee was 39.7 basis points and 41.1 basis points, respectively. At both September 30, 2023 and December 31, 2022, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.7 billion, of which approximately $1.6 billion and $1.5 billion, respectively, are not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing fees	$32,191	$30,631	$92,479	$93,702
Interest earned on escrows	20,985	7,450	57,501	10,073
Prepayment fees	1,044	11,218	6,080	42,588
Write-offs of MSRs	(2,857)	(11,773)	(11,764)	(37,318)
Amortization of MSRs	(15,900)	(14,782)	(46,920)	(44,532)
Servicing revenue, net	$35,463	$22,744	$97,376	$64,513
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At September 30, 2023, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.8 years. The weighted average effective interest rate was 8.85% at both September 30, 2023 and December 31, 2022, including the accretion of a portion of the discount deemed collectible. At September 30, 2023, approximately $18.2 million is estimated to mature after one year through five years and $174.6 million is estimated to mature after five years through ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At September 30, 2023, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 5.9 years. The weighted average effective interest rate was 11.19% and 12.20% at September 30, 2023 and December 31, 2022, respectively, including the accretion of a portion of the discount deemed collectible. At September 30, 2023, approximately $7.5 million is estimated to mature within one year, $14.8 million is estimated to mature after one year through five years and $16.5 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
September 30, 2023
APL certificates	$192,791	$127,547	$(33,337)	$94,210	$2,340
B Piece bonds	38,786	27,625	4,773	32,398	3,603
Total	$231,577	$155,172	$(28,564)	$126,608	$5,943
December 31, 2022
APL certificates	$192,791	$123,475	$(13,348)	$110,127	$2,783
B Piece bonds	41,464	33,072	1,372	34,444	370
Total	$234,255	$156,547	$(11,976)	$144,571	$3,153

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2023
	APL Certificates	B Piece Bonds	Total
Beginning balance	$3,375	$1,159	$4,534
Provision for credit loss expense/(reversal)	(1,035)	2,444	1,409
Ending balance	$2,340	$3,603	$5,943

	Nine Months Ended September 30, 2023
Beginning balance	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	(443)	3,233	2,790
Ending balance	$2,340	$3,603	$5,943
The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $3.6 million and $10.7 million during the three and nine months ended September 30, 2023, respectively, and $3.7 million and $13.9 million during the three and nine months ended September 30, 2022, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at September 30, 2023
Equity Affiliates	September 30, 2023	December 31, 2022
Arbor Residential Investor LLC	$33,447	$46,951	$—
Fifth Wall Ventures	13,422	13,584	—
AMAC Holdings III LLC	13,156	15,825	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
North Vermont Avenue	—	—	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$62,795	$79,130	$1,688
Arbor Residential Investor LLC (“ARI”). During the three and nine months ended September 30, 2023, we recorded a loss of $1.3 million and income of $1.3 million, respectively, and during the three and nine months ended September 30, 2022, we recorded income of $0.3 million and $6.4 million, respectively, to income from equity affiliates in our consolidated statements of income. During the three and nine months ended September 30, 2023, we received cash distributions of $7.5 million and $15.0 million, respectively, and during the three and nine months ended September 30, 2022, we received cash distributions of $7.3 million and $22.3 million, respectively, which were classified as returns on capital. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and at September 30, 2023 was 9.2%. At September 30, 2023, our indirect interest was 12.3%.
Fifth Wall Ventures (“Fifth Wall”). During the nine months ended September 30, 2023 and 2022, we funded an additional $0.8 million and $8.7 million, respectively, and during the three and nine months ended September 30, 2023, we recorded a loss associated with this investment of $0.8 million and $1.0 million, respectively. In addition, during the three and nine months ended September 30, 2022, we received distributions from this investment of $0.7 million and $1.6 million, respectively, which were classified as a return of capital.
AMAC Holdings III LLC (“AMAC III”). During the nine months ended September 30, 2023, we received distributions of $1.1 million, which were classified as returns of capital, and, during the three and nine months ended September 30, 2023, recorded losses associated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
with this investment of $0.7 million and $1.6 million, respectively. During 2022, we funded an additional $4.9 million, and during the three and nine months ended September 30, 2022, recorded losses associated with this investment of $0.7 million and $1.8 million, respectively. In addition, during the three and nine months ended September 30, 2022, we received distributions of $0.2 million and $0.4 million, respectively, which were classified as returns of capital.
Lexford Portfolio. During the nine months ended September 30, 2023, we received distributions of $7.2 million and, during the three and nine months ended September 30, 2022, we received distributions of $5.0 million and $11.0 million, respectively, which were classified as returns on capital and recognized as income from equity affiliates.
Equity Participation Interest. During the three and nine months ended September 30, 2023, we received $3.5 million and $14.5 million, respectively, and, during the three months ended September 30, 2022, we received $2.6 million from equity participation interests on properties that were sold and which we had loans that previously paid-off. These were classified as returns of capital and recognized as income from equity affiliates.
See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 9 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				September 30, 2023			December 31, 2022
	Current Maturity	Extended Maturity	Note Rate Type	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$2.5B joint repurchase facility (2)	Jul. 2025	Jul. 2026	V	$923,599	$1,438,971	7.72%	$1,516,657	$2,099,447
$1B repurchase facility (2)	Aug. 2025	Aug. 2026	V	418,206	621,759	7.58%	498,666	703,740
$500M repurchase facility	(5)	N/A	V	374,072	505,139	8.34%	154,653	188,563
$499M repurchase facility (2)(3)	Oct. 2023 (6)	N/A	V	343,726	491,190	7.67%	351,056	504,506
$450M repurchase facility	Mar. 2024	Mar. 2026	V	328,650	452,318	7.50%	344,237	450,736
$450M repurchase facility	Jan. 2024	Oct. 2024	V	93,410	120,947	7.01%	186,639	239,678
$250M credit facility	July 2024	N/A	V	18,438	23,088	7.28%	33,221	43,238
$225M credit facility	Jan. 2024	Jan. 2025	V	94,913	148,041	7.97%	47,398	81,119
$200M repurchase facility	Mar. 2025	Mar. 2026	V	73,751	105,076	7.97%	32,494	47,750
$200M repurchase facility	Jan. 2024	Jan. 2025	V	115,748	151,890	7.36%	154,516	200,099
$174M loan specific credit facilities	Oct. 2023 (6) to Aug. 2025	Aug. 2025 to Aug. 2027	V/F	173,862	251,049	7.45%	156,107	225,805
$50M credit facility	Apr. 2024	Apr. 2025	V	29,200	36,500	7.51%	29,194	36,500
$40M credit facility	Apr. 2026	Apr. 2027	V	—	—	—	—	—
$35M working capital facility	Apr. 2024	N/A	V	—	—	—	—	—
$25M credit facility	Oct. 2024	N/A	V	18,248	24,625	8.02%	18,701	24,572
Repurchase facility - securities (2)(4)	N/A	N/A	V	31,032	—	7.11%	12,832	—
Structured Business total				$3,036,855	$4,370,593	7.70%	$3,536,371	$4,845,753

Agency Business
$750M ASAP agreement	N/A	N/A	V	$54,618	$55,220	6.46%	$29,476	$30,291
$500M joint repurchase facility (2)	Jul. 2025	Jul. 2026	V	7,701	11,350	7.74%	104,629	135,641
$500M repurchase facility	Nov. 2023	N/A	V	144,818	145,618	6.69%	66,778	66,866
$200M credit facility	Mar. 2024	N/A	V	143,654	144,168	6.71%	31,475	33,177
$100M credit facility	July 2024	N/A	V	—	—	—	57,887	57,974
$50M credit facility	Sept. 2024	N/A	V	3,264	3,264	6.66%	14,664	14,671
$1M repurchase facility (2)(3)	Oct. 2023 (6)	N/A	V	531	880	7.67%	534	920
Agency Business total				$354,586	$360,500	6.69%	$305,443	$339,540
Consolidated total				$3,391,441	$4,731,093	7.59%	$3,841,814	$5,185,293
________________________
V = Variable Note Rate; F = Fixed Note Rate
(1)At September 30, 2023 and December 31, 2022, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $6.6 million and $13.3 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.5 million and $0.9 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(4)At September 30, 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $44.4 million. At December 31, 2022, this facility was collateralized by B Piece bonds with a carrying value of $33.1 million.
(5)The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6)These credit facilities, with a total committed amount of $514.5 million, mature on October 30, 2023 and we are currently in negotiations with these lenders to amend these facilities and extend the maturity.
During 2023, all of our remaining LIBOR-based financings were converted to a SOFR-based interest rate.
Structured Business
At September 30, 2023 and December 31, 2022, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 8.14% and 6.95%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 69% and 73% at September 30, 2023 and December 31, 2022, respectively.

In August 2023, we amended a $1.00 billion repurchase facility to extend the maturity to August 2025, with a one-year extension option, and amend the interest rate on new loans to SOFR plus 2.50%. The pricing on existing loans will remain unchanged until December 2023, at which time they will increase to SOFR plus 2.25%, as long as the weighted average spread of all loans is at least 2.40%. The pricing on existing loans will then increase to 2.50% in June 2024.

In July 2023, we amended our $3.00 billion joint repurchase facility, which is shared between our Structured Business and Agency Business. The facility size will remain at $3.00 billion until March 2024, at which time it will be reduced to $2.00 billion. In addition, the maturity was extended to July 2025, with a one-year extension option at the buyers discretion.

In July 2023, we amended a $400.0 million credit facility to decrease the facility size to $250.0 million, extend the maturity to July 2024 and amend the interest rates on new loans to SOFR plus 2.50% for multifamily loans, and SOFR plus 2.95% to 3.20% for non-multifamily loans.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2023	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$872,812	$867,904	7.77%	$1,014,554	$1,010,753	$4,527
CLO 18	1,652,812	1,647,326	7.22%	1,908,793	1,903,837	20,983
CLO 17	1,714,125	1,709,255	7.10%	1,901,897	1,896,347	149,206
CLO 16	1,237,500	1,233,286	6.73%	1,343,886	1,340,303	91,434
CLO 15	674,412	672,897	6.78%	770,602	768,436	19,714
CLO 14 (5)	655,475	653,876	6.74%	756,030	754,189	13,920
Total CLOs	6,807,136	6,784,544	7.08%	7,695,762	7,673,865	299,784
Q Series securitization	222,066	220,090	7.31%	296,088	294,876	—
Total securitized debt	$7,029,202	$7,004,634	7.09%	$7,991,850	$7,968,741	$299,784

December 31, 2022
CLO 19	$872,812	$866,605	6.75%	$952,268	$947,336	$64,300
CLO 18	1,652,812	1,645,711	6.19%	1,899,174	1,891,215	85,970
CLO 17	1,714,125	1,707,676	6.16%	1,911,866	1,904,732	145,726
CLO 16	1,237,500	1,231,887	5.79%	1,307,244	1,301,794	106,495
CLO 15	674,412	671,532	5.84%	797,755	795,078	2,861
CLO 14	655,475	652,617	5.80%	732,247	730,057	37,090
CLO 13	462,769	461,005	6.03%	552,182	550,924	37,875
CLO 12	379,283	378,331	6.09%	466,474	465,003	500
Total CLOs	7,649,188	7,615,364	6.10%	8,619,210	8,586,139	480,817
Q Series securitization	236,878	233,906	6.30%	315,837	313,965	—
Total securitized debt	$7,886,066	$7,849,270	6.11%	$8,935,047	$8,900,104	$480,817
________________________
(1)Debt carrying value is net of $24.6 million and $36.8 million of deferred financing fees at September 30, 2023 and December 31, 2022, respectively.
(2)At September 30, 2023 and December 31, 2022, the aggregate weighted average note rate for our securitized debt, including certain fees and costs, was 7.34% and 6.32%, respectively.
(3)At September 30, 2023, four loans with an aggregate UPB of $89.8 million were deemed a "credit risk" as defined by the collateralized loan obligations ("CLO") indentures. At December 31, 2022, there was no collateral deemed a “credit risk” as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Excludes restricted cash related to interest payments, delayed fundings and expenses totaling $108.5 million and $230.0 million at September 30, 2023 and December 31, 2022, respectively.
(5)The replenishment period of CLO 14 ended in September 2023.
CLO 13 and 12. In June 2023 and August 2023, we unwound CLO 13 and 12, respectively, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities. We expensed $1.2 million and $0.3 million of deferred financing fees in the second and third quarter of 2023, respectively, into loss on extinguishment of debt on the consolidated statements of income.
In the first quarter of 2022, we unwound a CLO and expensed $1.4 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		September 30, 2023			December 31, 2022
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,552	7.75%	$—	$—	—
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	147,904	8.50%	150,000	147,519	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,769	5.00%	180,000	177,450	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	267,555	4.50%	270,000	266,926	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,386	5.00%	175,000	172,917	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,322	4.50%	275,000	272,960	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,633	4.75%	110,000	109,369	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,805	5.75%	90,000	89,514	5.75%
8.00% Notes (3)	Apr. 2020	Apr. 2023	—	—	—	70,750	70,613	8.00%
5.625% Notes (4)	Mar. 2018	May 2023	—	—	—	78,850	78,726	5.63%
			$1,345,000	$1,332,926	5.41%	$1,399,600	$1,385,994	5.40%
________________________
(1)At September 30, 2023 and December 31, 2022, the carrying value is net of deferred financing fees of $12.1 million and $13.6 million, respectively.
(2)At September 30, 2023 and December 31, 2022, the aggregate weighted average note rate, including certain fees and costs, was 5.70% and 5.69%, respectively.
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
In March 2023, we issued $95.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2026 in a private offering. We received net proceeds of $93.4 million from the issuance, after deducting the placement agent commission and other offering expenses. We used $70.8 million of the proceeds, which included accrued interest and other fees, to repurchase the remaining portion of our 8.00% senior unsecured notes due in 2023.
In May 2023, our 5.625% senior unsecured notes matured and were redeemed for cash.
Convertible Senior Unsecured Notes
Our convertible senior unsecured notes are not redeemable by us prior to maturity (August 2025) and are convertible by the holder into, at our election, cash, shares of our common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements.
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
September 30, 2023	$287,500	$5,072	$282,428

December 31, 2022	$287,500	$7,144	$280,356

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three months ended September 30, 2023, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2023, we incurred interest expense on the notes totaling $18.2 million, of which $16.1 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. During the three months ended September 30, 2022, we incurred interest expense on the notes totaling $5.8 million, of which $5.0 million and $0.8 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2022, we incurred interest expense on the notes totaling $13.4 million, of which $11.3 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.42% at both September 30, 2023 and December 31, 2022. At September 30, 2023, the 7.50% convertible senior notes had a conversion rate of 60.2170 shares of common stock per $1,000 of principal, which represented a conversion price of $16.61 per share of common stock.
During the third quarter of 2022, our 4.75% convertible senior notes were repurchased and settled and we expensed $3.3 million of deferred financing fees into loss on extinguishment of debt.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $143.7 million and $143.1 million at September 30, 2023 and December 31, 2022, respectively, which is net of a deferred amount of $9.1 million and $9.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.5 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 8.55% and 7.65% at September 30, 2023 and December 31, 2022, respectively. Including certain fees and costs, the weighted average note rate was 8.63% and 7.74% at September 30, 2023 and December 31, 2022, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2023.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at September 30, 2023, as well as on the most recent determination dates in October 2023. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in October 2023 are as follows:

Cash Flow Triggers	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
Limit	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	153.74%	151.78%	148.88%	143.35%	148.56%	132.54%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
October 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
January 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
October 2022	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
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

Note 10 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$66,681	$53,053	$57,168	$56,064
Provisions for loss sharing	1,703	2,346	13,992	2,593
Provisions reversal for loan repayments	(24)	(1,934)	(1,464)	(4,792)
Recoveries (charge-offs), net	901	46	(435)	(354)
Ending balance	$69,261	$53,511	$69,261	$53,511

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2023 and 2022, we had $34.6 million and $34.2 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2023 and December 31, 2022, we had outstanding advances of $0.3 million and $0.8 million, respectively, which were netted against the allowance for loss-sharing obligations.
At September 30, 2023 and December 31, 2022, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $34.7 million and $22.7 million, respectively, and represented 0.17% and 0.12%, respectively, of our Fannie Mae servicing portfolio. During the three and nine months ended September 30, 2023, we recorded a $2.5 million and $11.9 million, respectively, increase in CECL reserves.
At September 30, 2023 and December 31, 2022, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.79 billion and $3.49 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2023, we recorded a net losses of $1.0 million and $2.0 million, respectively, from changes in the fair value of these derivatives and $14.1 million and $48.8 million, respectively, of income from MSRs. During the three and nine months ended September 30, 2022, we recorded net losses of $22.9 million and $20.5 million, respectively, from changes in the fair value of these derivatives and $19.4 million and $52.3 million, respectively, of income from MSRs. See Note 12 for details.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three months ended September 30, 2023, we recorded realized and unrealized gains of $0.4 million and $0.2 million, respectively, to our Agency Business related to our Swaps. During the nine months ended September 30, 2023, we recorded realized gains of $1.5 million and unrealized losses of $3.0 million to our Agency Business related to our Swaps. During the three months ended September 30, 2022, we recorded realized and unrealized gains of $3.6 million and $3.4 million, respectively, to our Agency Business related to our Swaps. During the nine months ended September 30, 2022, we recorded realized and unrealized gains of $27.2 million and $3.4 million, respectively, to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	September 30, 2023
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	4	$107,093	Other assets/other liabilities	$962	$(2,339)
Forward sale commitments	36	455,363	Other assets/other liabilities	2,379	(5,822)
Swaps	82	8,200		—	—
		$570,656		$3,341	$(8,161)

	December 31, 2022
Rate lock commitments	6	$91,472	Other assets/other liabilities	$354	$(1,070)
Forward sale commitments	27	294,451	Other assets/other liabilities	1,151	(3,827)
Swaps	1,298	129,800		—	—
		$515,723		$1,505	$(4,897)

Note 12 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2023			December 31, 2022
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$13,122,395	$12,892,796	$12,911,172	$14,456,123	$14,254,674	$14,468,418
Loans held-for-sale, net	368,330	364,320	374,534	368,066	354,070	362,054
Capitalized mortgage servicing rights, net	n/a	392,203	538,078	n/a	401,471	530,913
Securities held-to-maturity, net	231,577	155,172	126,608	234,255	156,547	144,571
Derivative financial instruments	130,778	3,341	3,341	111,950	1,505	1,505

Financial liabilities:
Credit and repurchase facilities	$3,398,451	$3,391,441	$3,382,933	$3,856,009	$3,841,814	$3,828,192
Securitized debt	7,029,202	7,004,634	6,899,147	7,886,066	7,849,270	7,560,541
Senior unsecured notes	1,345,000	1,332,926	1,211,633	1,399,600	1,385,994	1,262,560
Convertible senior unsecured notes	287,500	282,428	290,019	287,500	280,356	287,834
Junior subordinated notes	154,336	143,695	105,821	154,336	143,128	103,977
Derivative financial instruments	431,678	8,161	8,161	273,973	4,897	4,897
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at September 30, 2023 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$3,341	$3,341	$—	$2,379	$962

Financial liabilities:
Derivative financial instruments	$8,161	$8,161	$—	$8,161	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at September 30, 2023 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$169,171	$169,171	$—	$—	$169,171
Loans held-for-sale (2)	17,169	17,169	—	17,169	—
	$186,340	$186,340	$—	$17,169	$169,171
________________________
(1)We had an allowance for credit losses of $111.1 million relating to thirteen impaired loans with an aggregate carrying value, before loan loss reserves, of $280.3 million at September 30, 2023.
(2)We had unrealized impairment losses of $2.9 million related to six held-for-sale loans with an aggregate carrying value, before unrealized impairment losses, of $20.1 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at September 30, 2023 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Multifamily	$70,246	Discounted cash flows	Capitalization rate	6.53%

Land	50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	7.50%
Office	37,074	Discounted cash flows	Capitalization rate	5.25%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,851	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	962	Discounted cash flows	W/A discount rate	12.27%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative assets and liabilities, net
Beginning balance	$757	$1,035	$354	$295
Settlements	(13,369)	(16,554)	(46,123)	(47,491)
Realized gains recorded in earnings	12,612	15,519	45,769	47,196
Unrealized gains recorded in earnings	962	1,554	962	1,554
Ending balance	$962	$1,554	$962	$1,554
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

September 30, 2023	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$107,093	$962	$(2,339)	$—	$(1,377)
Forward sale commitments	455,363	—	2,339	—	2,339
Loans held-for-sale, net (1)	368,330	4,302	—	(2,891)	1,411
Total		$5,264	$—	$(2,891)	$2,373
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at September 30, 2023 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$12,892,796	$12,911,172	$—	$—	$12,911,172
Loans held-for-sale, net	364,320	374,534	—	370,232	4,302
Capitalized mortgage servicing rights, net	392,203	538,078	—	—	538,078
Securities held-to-maturity, net	155,172	126,608	—	—	126,608

Financial liabilities:
Credit and repurchase facilities	$3,391,441	$3,382,933	$—	$354,586	$3,028,347
Securitized debt	7,004,634	6,899,147	—	—	6,899,147
Senior unsecured notes	1,332,926	1,211,633	1,211,633	—	—
Convertible senior unsecured notes	282,428	290,019	—	290,019	—
Junior subordinated notes	143,695	105,821	—	—	105,821
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
At September 30, 2023, we were required to maintain at least $19.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At September 30, 2023, the restricted liquidity requirement totaled $72.6 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae.
At September 30, 2023, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At September 30, 2023, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At September 30, 2023, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2023 (three months ending December 31, 2023)	$858,768	$2,300	$861,068
2024	2,004,350	10,188	2,014,538
2025	3,378,563	10,555	3,389,118
2026	4,523,241	10,627	4,533,868
2027	1,115,231	9,225	1,124,456
2028	180,000	8,624	188,624
Thereafter	154,336	27,755	182,091
Total	$12,214,489	$79,274	$12,293,763
During the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, we recorded lease expense of $2.8 million, $8.0 million, $2.4 million and $7.2 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.08 billion at September 30, 2023 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact in our consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Other than the litigation noted below, we are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation.
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
In June 2013, the Trust amended the lawsuits, to, among other things, (1) consolidate the lawsuits into one lawsuit, (2) remove 47 defendants from the lawsuits, none of whom were related to us, so that there were 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (3) reduce the counts within the lawsuits from over 100 down to 17 (as consolidated, the "Action"). For more detailed information regarding the Action, please refer to Note 14 of our 2022 Annual Report.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Restricted cash	$408,569	$710,775
Loans and investments, net	7,968,741	8,900,104
Other assets	311,988	174,382
Total assets	$8,689,298	$9,785,261

Liabilities:
Securitized debt	$7,004,634	$7,849,270
Other liabilities	23,259	26,754
Total liabilities	$7,027,893	$7,876,024
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 27 VIEs in which we have a variable interest at September 30, 2023 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at September 30, 2023 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$433,532
APL certificates	129,887
B Piece bonds	31,228
Equity investments	17,771
Agency interest only strips	177
Total	$612,595
________________________
(1)Represents the carrying amount of loans and investments before reserves. At September 30, 2023, $172.9 million of loans to VIEs had corresponding specific loan loss reserves of $85.8 million. The maximum loss exposure at September 30, 2023 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $3.86 billion at September 30, 2023.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 15 — Equity
Common Stock. During the nine months ended September 30, 2023, we sold 13,113,296 shares of our common stock at an average price of $14.77 per share for net proceeds of $193.6 million through an “At-The-Market” equity offering sales agreement. The proceeds were used to make investments related to our business and for general corporate purposes.
In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. At September 30, 2023, we repurchased 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2023, there were 16,293,589 OP Units outstanding, which represented 8.0% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2023 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 15, 2023	$0.40	January 3, 2023	$0.3984375	$0.390625	$0.390625
May 3, 2023	$0.42	March 31, 2023	$0.3984375	$0.390625	$0.390625
July 26, 2023	$0.43	June 30, 2023	$0.3984375	$0.390625	$0.390625
		September 29, 2023	$0.3984375	$0.390625	$0.390625
Common Stock – On October 25, 2023, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on November 30, 2023 to common stockholders of record as of the close of business on November 17, 2023.
Deferred Compensation. During 2023, we issued 939,325 shares of restricted common stock to our employees and Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.2 million, of which: (1) 297,182 shares with a grant date fair value of $3.6 million vested on the grant date in 2023; (2) 276,785 shares with a grant date fair value of $3.3 million will vest in 2024; (3) 252,510 shares with a grant date fair value of $3.0 million will vest in 2025; (4) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (5) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We also issued 40,796 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date pursuant to a pre-established deferral election.
During the first and third quarters of 2023, 352,427 shares of performance-based restricted stock units and 313,152 shares of restricted common stock, respectively, previously granted to our chief executive officer fully vested and were net settled for 172,513 and 153,287 common shares, respectively.
During 2023, we withheld 220,315 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$77,924	$77,924	$62,710	$62,710
Net income attributable to noncontrolling interest (2)	—	6,789	—	6,002
Interest expense on convertible notes	—	6,081	—	5,797
Net income attributable to common stockholders and noncontrolling interest	$77,924	$90,794	$62,710	$74,509
Weighted average shares outstanding	187,023,395	187,023,395	170,227,553	170,227,553
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes	—	17,312,382	—	18,815,399
Dilutive effect of restricted stock units (3)	—	699,452	—	528,475
Weighted average shares outstanding	187,023,395	221,328,818	170,227,553	205,865,016
Net income per common share (1)	$0.42	$0.41	$0.37	$0.36

	Nine Months Ended September 30,
	2023		2022
Net income attributable to common stockholders (1)	$238,407	$238,407	$196,678	$196,678
Net income attributable to noncontrolling interest (2)	—	21,200	—	19,811
Interest expense on convertible notes	—	18,244	—	13,786
Net income attributable to common stockholders and noncontrolling interest	$238,407	$277,851	$196,678	$230,275
Weighted average shares outstanding	183,340,149	183,340,149	162,292,235	162,292,235
Dilutive effect of OP Units (2)	—	16,293,589	—	16,308,361
Dilutive effect of convertible notes	—	17,271,419	—	16,370,528
Dilutive effect of restricted stock units (3)	—	552,242	—	558,216
Weighted average shares outstanding	183,340,149	217,457,399	162,292,235	195,529,340
Net income per common share (1)	$1.30	$1.28	$1.21	$1.18
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
In the three and nine months ended September 30, 2023, we recorded a tax provision of $5.9 million and $19.4 million, respectively. In the three and nine months ended September 30, 2022, we recorded a tax benefit of $0.4 million and a tax provision of $13.2 million. The tax provision recorded in the three months ended September 30, 2023 consisted of a current tax provision of $8.3 million and a deferred tax benefit of $2.4 million. The tax provision recorded in the nine months ended September 30, 2023 consisted of a current tax provision of $26.0 million and a deferred tax benefit of $6.6 million. The tax benefit recorded in the three months ended September 30, 2022 consisted of a current tax provision of $5.0 million and a deferred tax benefit of $5.4 million. The tax provision recorded in the nine months ended September 30, 2022 consisted of a current tax provision of $21.0 million and a deferred tax benefit of $7.8 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.
Note 17 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2023, we incurred $0.9 million and $2.3 million, respectively, and, during the three and nine months ended September 30, 2022, we incurred $0.9 million and $2.5 million, respectively, of costs for services provided and employees seconded to the Service Recipients, which is included in due from related party on the consolidated balance sheets. These costs were reimbursed to us subsequent to period end.
Other Related Party Transactions. Due from related party was $211.7 million and $77.4 million at September 30, 2023 and December 31, 2022, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $2.2 million and $12.4 million at September 30, 2023 and December 31, 2022, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the nine months ended September 30, 2023 and 2022, we reimbursed the aircraft owner $0.6 million and $1.0 million, respectively, for the flights chartered by our executives pursuant the agreement.
In May 2023, we committed to fund a $56.9 million bridge loan ($3.8 million was funded at September 30, 2023) for an SFR build-to-rent construction project. Two of our officers have made minority equity investments totaling $0.5 million, representing approximately 4.0% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($3.5 million was funded at September 30, 2023) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.5% and matures in March 2025. Interest income recorded from this loan was $0.1 million for both the three and nine months ended September 30, 2023.
In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at September 30, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In February 2022, we committed to fund a $39.4 million bridge loan ($3.1 million was funded at September 30, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.0% with a LIBOR floor of 0.25% and matures in March 2025. On July 1, 2023, the interest rate was changed to SOFR plus 4.0% with a SOFR floor of 0.25%. Interest income recorded from this loan was less than $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.1 million for both the nine months ended September 30, 2023 and 2022.
In 2021, we invested $4.2 million for 49.3% interest in a limited liability company (“LLC”) which purchased a retail property for $32.5 million and assumed an existing $26.0 million CMBS loan. A portion of the property can potentially be converted to office space, of which we have the right to occupy, in part. An entity owned by an immediate family member of our chief executive officer also made an investment in the LLC for a 10.0% ownership, is the managing member and holds the right to purchase our interest in the LLC.
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25% and matures in March 2024. On July 1, 2023, the interest rate was changed to SOFR plus 3.75% with a SOFR floor of 0.25%. Interest income recorded from this loan was $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively.
In 2020, we committed to fund a $32.5 million bridge loan ($24.5 million was funded at September 30, 2023) and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75%, the preferred equity investment has a 12.0% fixed rate, and both loans mature in December 2023. On July 1, 2023, the bridge loan interest rate was changed to SOFR plus 5.5% with a SOFR floor of 0.75%. Interest income recorded from these loans was $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.5% with a LIBOR floor of 0.75% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.0% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.4 million ($34.2 million was funded at September 30, 2023), and the interest rate was changed to SOFR plus 5.25% with a SOFR floor of 1.00%. In addition, the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.0% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.2 million for both the nine months ended September 30, 2023 and 2022.
We have a $35.0 million bridge loan and a $10.0 million preferred equity interest on an office building. The bridge loan was scheduled to mature in July 2023 and was extended to October 30, 2023 and the preferred equity investment matures in June 2027. The property is controlled by a third party. The day-to-day operations are currently being managed by an immediate family member, or one of his affiliated entities, of our chief executive officer. In 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. At both September 30, 2023 and December 31, 2022, these loans had an allowance for credit loss recorded against them totaling $8.0 million.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.2 million was funded at September 30, 2023) for an 18% interest in AMAC III. During the three and nine months ended September 30, 2023, we recorded losses associated with this investment of $0.7 million and $1.6 million, respectively, and during the nine months ended September 30, 2023, we received cash distributions of $1.1 million. During the three and nine months ended September 30, 2022, we recorded a loss associated with this investment of $0.7 million and $1.8 million, respectively, and we received distributions of $0.2 million and $0.4 million, respectively. In 2019, AMAC III originated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bore interest at a rate of LIBOR plus 3.5% and was scheduled to mature in August 2023, which was extended to August 2024. On July 1, 2023, the bridge loan interest rate was changed to SOFR plus 3.5%. Interest income recorded from the bridge loan was $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25% and was scheduled to mature in August 2023, which was extended to August 2024. In addition, on July 1, 2023, the interest rate was changed to SOFR plus 4.75% with a SOFR floor of 0.25%. Interest income recorded from this loan was $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.
In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.0%, a LIBOR floor of 1.8%, which was scheduled to mature in October 2022. In May 2022, this loan paid off in full. Interest income recorded from this loan was $0.8 million for the nine months ended September 30, 2022.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2023. We carried a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.
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
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At September 30, 2023, we had an indirect interest of 12.3% in this entity. We recorded a loss of $1.3 million and income of $1.3 million related to this investment in the three and nine months ended September 30, 2023, respectively, and income of $0.3 million and $6.4 million in the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, we received cash distributions of $7.5 million and $15.0 million, respectively, and during the three and nine months ended September 30, 2022, we received cash distributions of $7.3 million and $22.3 million, respectively, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.0% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.3% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
$50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $7.2 million during the nine months ended September 30, 2023, and $5.0 million and $11.0 million during the three and nine months ended September 30, 2022, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2023, this debt had an aggregate outstanding balance of approximately $600.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At September 30, 2023, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended September 30, 2023
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$322,819	$13,655	$—	$336,474
Interest expense	222,996	6,184	—	229,180
Net interest income	99,823	7,471	—	107,294
Other revenue:
Gain on sales, including fee-based services, net	—	18,619	—	18,619
Mortgage servicing rights	—	14,109	—	14,109
Servicing revenue	—	51,363	—	51,363
Amortization of MSRs	—	(15,900)	—	(15,900)
Property operating income	1,450	—	—	1,450
Loss on derivative instruments, net	—	(421)	—	(421)
Other income (loss), net	751	(578)	—	173
Total other revenue	2,201	67,192	—	69,393
Other expenses:
Employee compensation and benefits	12,912	26,898	—	39,810
Selling and administrative	5,291	7,076	—	12,367
Property operating expenses	1,479	—	—	1,479
Depreciation and amortization	1,114	1,172	—	2,286
Provision for loss sharing (net of recoveries)	—	1,679	—	1,679
Provision for credit losses (net of recoveries)	17,243	1,409	—	18,652
Total other expenses	38,039	38,234	—	76,273
Income before extinguishment of debt, income from equity affiliates and income taxes	63,985	36,429	—	100,414
Loss on extinguishment of debt	(314)	—	—	(314)
Income from equity affiliates	809	—	—	809
Provision for income taxes	1,078	(6,932)	—	(5,854)
Net income	65,558	29,497	—	95,055
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,789	6,789
Net income attributable to common stockholders	$55,216	$29,497	$(6,789)	$77,924

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2022
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$249,539	$10,239	$—	$259,778
Interest expense	157,325	3,127	—	160,452
Net interest income	92,214	7,112	—	99,326
Other revenue:
Gain on sales, including fee-based services, net	—	14,360	—	14,360
Mortgage servicing rights	—	19,408	—	19,408
Servicing revenue	—	37,526	—	37,526
Amortization of MSRs	—	(14,782)	—	(14,782)
Property operating income	445	—	—	445
Loss on derivative instruments, net	—	(15,909)	—	(15,909)
Other income (loss), net	1,763	(7,777)	—	(6,014)
Total other revenue	2,208	32,826	—	35,034
Other expenses:
Employee compensation and benefits	13,342	25,469	—	38,811
Selling and administrative	5,961	7,264	—	13,225
Property operating expenses	366	—	—	366
Depreciation and amortization	906	1,172	—	2,078
Provision for loss sharing (net of recoveries)	—	412	—	412
Provision for credit losses (net of recoveries)	2,206	68	—	2,274
Total other expenses	22,781	34,385	—	57,166
Income before extinguishment of debt, income from equity affiliates and income taxes	71,641	5,553	—	77,194
Loss on extinguishment of debt	(3,262)	—	—	(3,262)
Income from equity affiliates	4,748	—	—	4,748
Benefit for income taxes	319	55	—	374
Net income	73,446	5,608	—	79,054
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,002	6,002
Net income attributable to common stockholders	$63,104	$5,608	$(6,002)	$62,710

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2023
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$962,301	$37,858	$—	$1,000,159
Interest expense	658,856	16,893	—	675,749
Net interest income	303,445	20,965	—	324,410
Other revenue:
Gain on sales, including fee-based services, net	—	55,795	—	55,795
Mortgage servicing rights	—	48,769	—	48,769
Servicing revenue	—	144,296	—	144,296
Amortization of MSRs	—	(46,920)	—	(46,920)
Property operating income	4,261	—	—	4,261
Loss on derivative instruments, net	—	(3,582)	—	(3,582)
Other income, net	3,420	1,679	—	5,099
Total other revenue	7,681	200,037	—	207,718
Other expenses:
Employee compensation and benefits	41,991	81,527	—	123,518
Selling and administrative	17,835	20,739	—	38,574
Property operating expenses	4,227	—	—	4,227
Depreciation and amortization	3,779	3,518	—	7,297
Provision for loss sharing (net of recoveries)	—	12,528	—	12,528
Provision for credit losses (net of recoveries)	52,257	2,790	—	55,047
Total other expenses	120,089	121,102	—	241,191
Income before extinguishment of debt, income from equity affiliates and income taxes	191,037	99,900	—	290,937
Loss on extinguishment of debt	(1,561)	—	—	(1,561)
Income from equity affiliates	20,694	—	—	20,694
Provision for income taxes	307	(19,743)	—	(19,436)
Net income	210,477	80,157	—	290,634
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	21,200	21,200
Net income attributable to common stockholders	$179,450	$80,157	$(21,200)	$238,407

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2022
	Structured Business	Agency Business	Other / Eliminations (1)	Consolidated
Interest income	$597,847	$29,957	$—	$627,804
Interest expense	338,692	11,387	—	350,079
Net interest income	259,155	18,570	—	277,725
Other revenue:
Gain on sales, including fee-based services, net	—	32,526	—	32,526
Mortgage servicing rights	—	52,287	—	52,287
Servicing revenue	—	109,045	—	109,045
Amortization of MSRs	—	(44,532)	—	(44,532)
Property operating income	1,031	—	—	1,031
Gain on derivative instruments, net	—	10,083	—	10,083
Other loss, net	(4,370)	(11,691)	—	(16,061)
Total other revenue	(3,339)	147,718	—	144,379
Other expenses:
Employee compensation and benefits	42,694	77,042	—	119,736
Selling and administrative	19,799	21,161	—	40,960
Property operating expenses	1,443	—	—	1,443
Depreciation and amortization	2,574	3,518	—	6,092
Provision for loss sharing (net of recoveries)	—	(2,199)	—	(2,199)
Provision for credit losses (net of recoveries)	9,363	337	—	9,700
Total other expenses	75,873	99,859	—	175,732
Income before extinguishment of debt, income from equity affiliates and income taxes	179,943	66,429	—	246,372
Loss on extinguishment of debt	(4,612)	—	—	(4,612)
Income from equity affiliates	18,507	—	—	18,507
Provision for income taxes	(1,368)	(11,798)	—	(13,166)
Net income	192,470	54,631	—	247,101
Preferred stock dividends	30,612	—	—	30,612
Net income attributable to noncontrolling interest	—	—	19,811	19,811
Net income attributable to common stockholders	$161,858	$54,631	$(19,811)	$196,678
________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2023
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$499,511	$395,787	$895,298
Restricted cash	410,056	9,102	419,158
Loans and investments, net	12,892,796	—	12,892,796
Loans held-for-sale, net	—	364,320	364,320
Capitalized mortgage servicing rights, net	—	392,203	392,203
Securities held-to-maturity, net	—	155,172	155,172
Investments in equity affiliates	62,795	—	62,795
Goodwill and other intangible assets	12,500	80,051	92,551
Other assets and due from related party	536,789	91,607	628,396
Total assets	$14,414,447	$1,488,242	$15,902,689

Liabilities:
Debt obligations	$11,800,537	$354,587	$12,155,124
Allowance for loss-sharing obligations	—	69,261	69,261
Other liabilities and due to related parties	323,061	114,742	437,803
Total liabilities	$12,123,598	$538,590	$12,662,188

	December 31, 2022
Assets:
Cash and cash equivalents	$200,514	$333,843	$534,357
Restricted cash	713,615	193	713,808
Loans and investments, net	14,254,674	—	14,254,674
Loans held-for-sale, net	—	354,070	354,070
Capitalized mortgage servicing rights, net	—	401,471	401,471
Securities held-to-maturity, net	—	156,547	156,547
Investments in equity affiliates	79,130	—	79,130
Goodwill and other intangible assets	12,500	83,569	96,069
Other assets and due from related party	367,837	81,022	448,859
Total assets	$15,628,270	$1,410,715	$17,038,985

Liabilities:
Debt obligations	$13,195,120	$305,442	$13,500,562
Allowance for loss-sharing obligations	—	57,168	57,168
Other liabilities and due to related parties	299,559	109,817	409,376
Total liabilities	$13,494,679	$472,427	$13,967,106

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination Data:
Structured Business
Bridge:
Multifamily	$92,000	$592,844	$376,630	$5,172,770
SFR	140,379	163,851	325,432	452,240
	232,379	756,695	702,062	5,625,010

Mezzanine / Preferred Equity	7,779	17,970	15,124	26,109
Total new loan originations	$240,158	$774,665	$717,186	$5,651,119

Number of Loans Originated	42	52	92	268

SFR Commitments	$429,452	$457,564	$683,984	$726,071

Loan runoff	$664,792	$911,790	$2,536,661	$2,700,748

Agency Business
Origination Volumes by Investor:
Fannie Mae	$721,398	$629,610	$2,596,329	$1,744,739
Freddie Mac	339,241	350,980	658,457	1,057,743
FHA	19,215	78,382	230,707	168,736
Private Label	67,965	35,671	159,328	191,913
SFR - Fixed Rate	2,030	16,678	19,328	55,883
Total	$1,149,849	$1,111,321	$3,664,149	$3,219,014
Total loan commitment volume	$1,211,347	$1,464,235	$3,844,769	$3,623,649

Agency Business Loan Sales Data:
Fannie Mae	$837,132	$700,690	$2,511,978	$1,936,282
Freddie Mac	337,507	288,029	581,306	1,009,557
FHA	24,057	35,838	201,915	182,755
Private Label	67,965	14,567	300,713	515,086
SFR - Fixed Rate	8,759	43,012	22,931	55,874
Total	$1,275,420	$1,082,136	$3,618,843	$3,699,554
Sales margin (fee-based services as a % of loan sales) (1)	1.46%	1.33%	1.54%	1.34%
MSR rate (MSR income as a % of loan commitments)	1.16%	1.33%	1.27%	1.44%
________________________
(1)The nine months ended September 30, 2022 includes $17.1 million of gains recognized on Swaps related to the Private Label loans sold, which is included in gain (loss) on derivative instruments, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2023
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Servicing Portfolio (years)
Fannie Mae	$20,463,620	48.3	7.7
Freddie Mac	5,184,888	24.2	8.5
Private Label	2,371,475	19.2	7.3
FHA	1,322,832	14.5	19.9
Bridge	305,950	11.2	3.6
SFR - Fixed Rate	287,942	20.1	5.8
Total	$29,936,707	39.7	8.3

	December 31, 2022
Fannie Mae	$19,038,124	50.2	8.0
Freddie Mac	5,153,207	25.0	9.0
Private Label	2,074,859	18.5	7.6
FHA	1,155,893	14.9	19.5
Bridge	301,182	12.5	1.7
SFR - Fixed Rate	274,764	19.8	6.0
Total	$27,998,029	41.1	8.6

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

Significant Developments During the Third Quarter of 2023
Financing and Capital Markets Activity.

•Unwound CLO 12, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities; and
•Raised $84.0 million of capital from issuances of approximately 5.6 million shares of common stock under our “At-The-Market” equity offering sales agreement.
Structured Business Activity. Our structured loan and investment portfolio decreased approximately 3% to $13.12 billion as loan runoff totaling $664.8 million outpaced loan originations totaling $240.2 million.
Agency Business Activity.
•Loan originations and sales totaled $1.15 billion and $1.28 billion, respectively; and
•Grew our fee-based servicing portfolio approximately 2%, or $490.2 million, to $29.94 billion.
Current Market Conditions, Risks and Recent Trends
The Federal Reserve has raised interest rates throughout 2022 and during the first nine months of 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the rate hikes from the Federal Reserve will slow, or pause during the remainder of 2023.
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
We are currently in a high interest rate environment and expect that some of our borrowers may experience financial stress that could result in the recognition of losses on certain loans. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses while safeguarding the integrity of our portfolio. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the terms originally established.
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
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2022, the Federal Housing Finance Agency (“FHFA”) announced that its 2023 Caps for Fannie Mae and Freddie Mac will be $75 billion for each enterprise for a total opportunity of $150 billion (the “2023 Caps”), which has decreased from its 2022 loan origination caps of $78 billion for each enterprise. The FHFA has stated that they will continue to monitor the market and reserves the right to increase the 2023 Caps if warranted, however, they will not reduce the 2023 Caps if the market is smaller than initially projected. The 2023 Caps will continue to apply to all multifamily business, have no exclusions, and mandate that 50% be directed towards mission driven, affordable housing. The FHFA has removed the requirement that at least 25% be affordable to residents at or below 60% of area median income (“AMI”) to reduce inconsistencies with their Housing Goals regulation. Further, the FHFA has changed certain definitions of mission driven affordable housing and also allows loans to finance energy or water efficiency improvements with units affordable at or below 80% of AMI to be classified as mission-driven, up from 60% AMI in 2022. This increase will allow the GSEs to expand their effort on energy and water conservation measures at workforce housing properties. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. As a result of the current elevated interest rate environment and the uncertainty whether the FHFA will impose stricter limitations on GSE multifamily production volume in the future, we could experience a decline in our GSE originations, which would negatively impact our financial results.
Changes in Financial Condition
Assets — Comparison of balances at September 30, 2023 to December 31, 2022:
Our Structured loan and investment portfolio balance was $13.12 billion and $14.46 billion at September 30, 2023 and December 31, 2022, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $1.82 billion. See below for details.
Our portfolio had a weighted average current interest pay rate of 8.80% and 8.17% at September 30, 2023 and December 31, 2022, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 9.12% and 8.42% at September 30, 2023 and December 31, 2022, respectively. Our debt that finances our loans and investment portfolio totaled $11.86 billion and $13.28 billion at September 30, 2023 and December 31, 2022, respectively, with a weighted average funding cost of 7.09% and 6.22%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.41% and 6.50% at September 30, 2023 and December 31, 2022, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Loans originated	$240,158	$717,186
Number of loans	42	92
Weighted average interest rate	10.10%	9.83%

Loan runoff	$664,792	$2,536,661
Number of loans	36	142
Weighted average interest rate	9.45%	9.13%

Loans extended	$347,665	$1,013,995
Number of loans	14	44

Loans held-for-sale from the Agency Business increased $10.3 million, primarily from loan originations exceeding loan sales by $45.3 million as noted in the following table, partially offset by unfunded construction loan originations of $38.4 million. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$721,398	$837,132	$2,596,329	$2,511,978
Freddie Mac	339,241	337,507	658,457	581,306
FHA	19,215	24,057	230,707	201,915
Private Label	67,965	67,965	159,328	300,713
SFR - Fixed Rate	2,030	8,759	19,328	22,931
Total	$1,149,849	$1,275,420	$3,664,149	$3,618,843
Investments in equity affiliates decreased $16.3 million, primarily due to $15.0 million of cash distributions received from our investment in a residential mortgage banking business.
Due from related party increased $134.2 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period, which were remitted to us subsequent to quarter end.
Other assets increased $45.3 million, primarily due to an increase in unsecured loan fundings.
Liabilities – Comparison of balances at September 30, 2023 to December 31, 2022:
Credit and repurchase facilities decreased $450.4 million, primarily due to loan runoff in our Structured Business portfolio, partially offset by loan originations exceeding sales in our Agency Business.
Securitized debt decreased $844.6 million, primarily due to the unwind of CLO 13 and 12.
Senior unsecured notes decreased $53.1 million, primarily due to the repurchases of our 8.00% and 5.625% senior notes totaling $149.6 million, partially offset by the issuance of $95.0 million of 7.75% senior notes.
Due to borrowers increased $53.4 million, primarily due to unfunded commitments on new loan originations in our Structured Business, partially offset by the funding of previously committed originations.
Other liabilities decreased $14.8 million, primarily due to payments of accrued interest on our senior and convertible notes and decreases in accrued professional fees in connection with the settlement of the Extended Stay litigation in the first quarter of 2023.
Equity
During the nine months ended September 30, 2023, we sold 13,113,296 shares of our common stock through our “At-The-Market” equity agreement at an average price of $14.77 per share.
See Note 15 for details of our dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2023
Product	Servicing Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Portfolio Maturity (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$20,463,620	2,519	3.3	8.1	95%	5%	4.42%	5.75%	0.62%
Freddie Mac	5,184,888	1,153	3.1	9.2	83%	17%	4.68%	9.03%	4.31%
Private Label	2,371,475	149	2.4	7.1	100%	—	3.86%	—	—
FHA	1,322,832	104	2.8	33.1	100%	—	3.44%	—	—
Bridge	305,950	3	1.2	3.0	54%	46%	7.22%	—	—
SFR - Fixed Rate	287,942	59	2.0	5.6	100%	—	5.19%	1.56%	—
Total	$29,936,707	3,987	3.2	9.1	93%	7%	4.42%	5.51%	1.17%

	December 31, 2022
Fannie Mae	$19,038,124	2,460	3.1	8.5	96%	4%	4.20%	12.71%	0.13%
Freddie Mac	5,153,207	1,214	2.8	10.2	84%	16%	4.26%	19.78%	0.27%
Private Label	2,074,859	130	1.9	7.8	100%	—	3.60%	—	—
FHA	1,155,893	96	2.5	33.5	100%	—	3.17%	1.59%	—
Bridge	301,182	4	0.9	1.6	—	100%	7.68%	—	—
SFR - Fixed Rate	274,764	53	1.4	6.3	100%	—	5.04%	0.30%	—
Total	$27,998,029	3,957	2.9	9.7	93%	7%	4.17%	12.35%	0.14%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At September 30, 2023 and December 31, 2022, delinquent loans totaled $351.0 million and $38.7 million, respectively. At September 30, 2023, there were two loans totaling $4.8 million in bankruptcy and no loans in foreclosure. There were no loans in bankruptcy or foreclosure at December 31, 2022.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$336,474	$259,778	$76,696	30%
Interest expense	229,180	160,452	68,728	43%
Net interest income	107,294	99,326	7,968	8%
Other revenue:
Gain on sales, including fee-based services, net	18,619	14,360	4,259	30%
Mortgage servicing rights	14,109	19,408	(5,299)	(27)%
Servicing revenue, net	35,463	22,744	12,719	56%
Property operating income	1,450	445	1,005	nm
Loss on derivative instruments, net	(421)	(15,909)	15,488	(97)%
Other income (loss), net	173	(6,014)	6,187	nm
Total other revenue	69,393	35,034	34,359	98%
Other expenses:
Employee compensation and benefits	39,810	38,811	999	3%
Selling and administrative	12,367	13,225	(858)	(6)%
Property operating expenses	1,479	366	1,113	nm
Depreciation and amortization	2,286	2,078	208	10%
Provision for loss sharing (net of recoveries)	1,679	412	1,267	nm
Provision for credit losses (net of recoveries)	18,652	2,274	16,378	nm
Total other expenses	76,273	57,166	19,107	33%
Income before extinguishment of debt, income from equity affiliates and income taxes	100,414	77,194	23,220	30%
Loss on extinguishment of debt	(314)	(3,262)	2,948	(90)%
Income from equity affiliates	809	4,748	(3,939)	(83)%
(Provision for) benefit from income taxes	(5,854)	374	(6,228)	nm
Net income	95,055	79,054	16,001	20%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	6,789	6,002	787	13%
Net income attributable to common stockholders	$77,924	$62,710	$15,214	24%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,072,890	$305,654	9.28%	$14,638,998	$239,534	6.49%
Mezzanine / junior participation loans	225,518	5,620	9.89%	184,840	4,623	9.92%
Preferred equity investments	87,812	955	4.32%	147,447	2,888	7.77%
Other	10,227	250	9.70%	36,117	1,639	18.00%
Core interest-earning assets	13,396,447	312,479	9.25%	15,007,402	248,684	6.57%
Cash equivalents	852,513	10,340	4.81%	1,003,703	855	0.34%
Total interest-earning assets	$14,248,960	$322,819	8.99%	$16,011,105	$249,539	6.18%

Structured Business interest-bearing liabilities:

CLO	$6,881,648	$126,085	7.27%	$8,009,329	$79,640	3.94%
Credit and repurchase facilities	3,108,670	63,831	8.15%	4,116,797	52,461	5.06%
Unsecured debt	1,632,500	25,310	6.15%	1,615,268	23,166	5.69%
Q Series securitization	225,930	4,453	7.82%	—	—	—
Trust preferred	154,336	3,317	8.53%	154,336	2,058	5.29%
Total interest-bearing liabilities	$12,003,084	222,996	7.37%	$13,895,730	157,325	4.49%
Net interest income		$99,823			$92,214
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The increase in interest income was mainly due to a $73.3 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates, partially offset by a decrease in our average balance of our core interest-earning assets, mainly from loan runoff exceeding loan originations.
The increase in interest expense was mainly due to a $65.7 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates, partially offset by a decrease in the average balance of our interest-bearing liabilities, due to loan runoff.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to an 18% increase in loan sales volume ($193.3 million) and a 10% increase in the sales margin from 1.33% to 1.46%. The increase in the sales margin was primarily driven by higher margins received on Fannie Mae loan sales.
The decrease in income from MSRs was primarily due to a 17% decrease in loan commitment volume ($252.9 million) and a 12% decrease in the MSR rate from 1.33% to 1.16%. The decrease in the MSR rate was primarily due to a reduction in servicing rates on newer loans.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, partially offset by less prepayment penalties received.

Other Income (Loss)
The losses on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
Other income (loss), net in 2022 primarily reflects a $7.8 million unrealized impairment loss recorded on certain loans held-for sale in our Agency Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in headcount.
The decrease in selling and administrative expenses was primarily due to lower professional fees as a result of the settlement of the Extended Stay litigation.
The increases in our provisions for loss sharing and credit losses (“CECL provisions”) were primarily due to the impact of a continued decline in the macroeconomic outlook for commercial real estate including specifically identified impaired assets.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2023 reflects deferred financing fees recognized in connection with the unwind of CLO 12. The loss on extinguishment of debt in 2022 represents deferred financing fees recognized in connection with the repurchase of our 4.75% convertible notes.
Income from Equity Affiliates
Income from equity affiliates in 2023 primarily reflects $3.5 million received from an equity participation interest on a property that was sold, partially offset by an aggregate loss of $2.7 million from our ongoing equity investments, while income in 2022 primarily reflects a $5.0 million distribution received from our Lexford joint venture.
(Provision for) Benefit from Income Taxes
In the three months ended September 30, 2023, we recorded a tax provision of $5.9 million, which consisted of a current tax provision of $8.3 million and a deferred tax benefit of $2.4 million. In the three months ended September 30, 2022, we recorded a tax benefit of $0.4 million, which consisted of a deferred tax benefit of $5.4 million and a current tax provision of $5.0 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both September 30, 2023 and 2022, which represented 8.0% and 8.7% of our outstanding stock at September 30, 2023 and 2022, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$1,000,159	$627,804	$372,355	59%
Interest expense	675,749	350,079	325,670	93%
Net interest income	324,410	277,725	46,685	17%
Other revenue:
Gain on sales, including fee-based services, net	55,795	32,526	23,269	72%
Mortgage servicing rights	48,769	52,287	(3,518)	(7)%
Servicing revenue, net	97,376	64,513	32,863	51%
Property operating income	4,261	1,031	3,230	nm
Gain (loss) on derivative instruments, net	(3,582)	10,083	(13,665)	nm
Other income (loss), net	5,099	(16,061)	21,160	nm
Total other revenue	207,718	144,379	63,339	44%
Other expenses:
Employee compensation and benefits	123,518	119,736	3,782	3%
Selling and administrative	38,574	40,960	(2,386)	(6)%
Property operating expenses	4,227	1,443	2,784	193%
Depreciation and amortization	7,297	6,092	1,205	20%
Provision for loss sharing (net of recoveries)	12,528	(2,199)	14,727	nm
Provision for credit losses (net of recoveries)	55,047	9,700	45,347	nm
Total other expenses	241,191	175,732	65,459	37%
Income before extinguishment of debt, income from equity affiliates and income taxes	290,937	246,372	44,565	18%
Loss on extinguishment of debt	(1,561)	(4,612)	3,051	(66)%
Income from equity affiliates	20,694	18,507	2,187	12%
Provision for income taxes	(19,436)	(13,166)	(6,270)	48%
Net income	290,634	247,101	43,533	18%
Preferred stock dividends	31,027	30,612	415	1%
Net income attributable to noncontrolling interest	21,200	19,811	1,389	7%
Net income attributable to common stockholders	$238,407	$196,678	$41,729	21%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:
Bridge loans	$13,393,723	$912,733	9.11%	$13,834,249	$568,667	5.50%
Mezzanine / junior participation loans	220,858	17,047	10.32%	205,684	14,781	9.61%
Preferred equity investments	91,542	4,349	6.35%	149,456	8,393	7.51%
Other	24,804	3,158	17.02%	36,354	4,654	17.12%
Core interest-earning assets	13,730,927	937,287	9.13%	14,225,743	596,495	5.61%
Cash equivalents	880,615	25,014	3.80%	848,115	1,352	0.21%
Total interest-earning assets	$14,611,542	$962,301	8.81%	$15,073,858	$597,847	5.30%

Structured Business interest-bearing liabilities:
CLO	$7,183,257	$370,096	6.89%	$7,373,412	$158,072	2.87%
Credit and repurchase facilities	3,254,448	189,400	7.78%	3,983,674	110,379	3.70%
Unsecured debt	1,667,912	77,309	6.20%	1,578,459	65,478	5.55%
Q Series securitization	233,188	12,683	7.27%	—	—	—
Trust preferred	154,336	9,368	8.12%	154,336	4,763	4.13%
Total interest-bearing liabilities	$12,493,141	658,856	7.05%	$13,089,881	338,692	3.46%
Net interest income		$303,445			$259,155
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The increase in interest income was mainly due to a $364.5 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates.
The increase in interest expense was mainly due to a $320.2 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to an 15% increase in the sales margin from 1.34% (which includes gains recognized on Swaps) to 1.54%. The increase in the sales margin was primarily driven by higher margins received on Fannie Mae and Private Label loan sales.
The decrease in income from MSRs was primarily due to a 12% decrease in the MSR rate from 1.44% to 1.27%, partially offset by a 6% increase in loan commitment volume ($221.1 million). The decrease in the MSR rate was primarily due to a reduction in servicing rates on newer loans.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, partially offset by less prepayment penalties received.
Other Income (Loss)
The gain (loss) on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business.
Other income (loss), net in 2023 primarily reflects $3.4 million of loan origination fees from our Structured Business and a $1.7 million mark-to-market recovery from the sale of Private Label loans in our Agency Business, while 2022 primarily reflects an $12.2 million unrealized impairment loss recorded on certain loans held-for-sale in our Agency Business and $11.2 million of losses recognized in the second quarter of 2022 related to sales of bridge loans in our Structured Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in headcount.
The decrease in selling and administrative expenses was primarily due to lower professional fees as a result of the settlement of the Extended Stay litigation.
The increases in our CECL provisions were primarily due to the impact of a continued decline in the macroeconomic outlook for commercial real estate including specifically identified impaired assets.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2023 and 2022 reflects deferred financing fees recognized in connection with the unwind of CLOs, along with the 2022 repurchase of our 4.75% convertible notes.
Income from Equity Affiliates
Income from equity affiliates in 2023 primarily reflects $14.5 million received from equity participation interests on properties that were sold and $7.2 million in distributions received from our Lexford joint venture, while income in 2022 primarily reflects an $11.0 million distribution received from our Lexford joint venture, income from our investment in a residential mortgage banking business of $6.4 million and a $2.6 million equity participation interest on a property that was sold.
Provision for Income Taxes
In the nine months ended September 30, 2023, we recorded a tax provision of $19.4 million, which consisted of a current tax provision of $26.0 million and a deferred tax benefit of $6.6 million. In the nine months ended September 30, 2022, we recorded a tax provision of $13.2 million, which consisted of a current tax provision of $21.0 million and a deferred tax benefit of $7.8 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both September 30, 2023 and 2022, which represented 8.0% and 8.7% of our outstanding stock at September 30, 2023 and 2022, respectively.
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
We had $11.86 billion in total structured debt outstanding at September 30, 2023. Of this total, $8.82 billion, or 74%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes, all of which have maturity dates in 2024, or later. The remaining $3.04 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At September 30, 2023, we had $1.72 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At October 24, 2023, we had approximately $1.00 billion in cash and approximately $500.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $29.94 billion agency servicing portfolio at September 30, 2023, which is mostly prepayment protected and generates approximately $119 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $158.5 million during the nine months ended September 30, 2023 and consisted primarily of net income (adjusted for the increase in CECL reserves of $67.6 million) of $358.2 million, partially offset by a $134.2 million increase in funds from payoffs due from our affiliated servicing operations and a $45.3 million increase in other assets, primarily due to an increase in unsecured loan fundings.
Cash flows provided by investing activities totaled $1.42 billion during the nine months ended September 30, 2023. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $2.54 billion, net of originations of $1.06 billion, resulted in net cash inflows of $1.48 billion.
Cash flows used in financing activities totaled $1.51 billion during the nine months ended September 30, 2023 and consisted primarily of $856.9 million of redemptions of CLO 13 and 12, net cash outflows of $457.7 million from debt facility activities (facility paydowns were greater than loan originations) and $282.0 million of distributions to our stockholders and OP Unit holders, partially offset by $193.7 million of proceeds from the issuance of common stock.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at September 30, 2023. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million and cash. See Note 13 for details about our performance regarding these requirements.
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
Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	September 30, 2023
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$6,629,612	$3,043,406	$3,586,206	2023 - 2026
Securitized debt (3)	7,029,202	7,029,202	—	2023 - 2027
Senior unsecured notes	1,345,000	1,345,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	15,445,650	11,859,444	3,586,206

Agency Business
Credit and repurchase facilities (4)	2,100,531	355,045	1,745,486	2023 - 2025
Consolidated total	$17,546,181	$12,214,489	$5,331,692
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 13 for a breakdown of debt maturities by year.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at September 30, 2023.

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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2023	$3,432,725	$3,398,451	$3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760
December 31, 2022	4,441,774	3,856,009	4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
Our debt facilities, including their restrictive covenants, are described in Note 9.
Off-Balance Sheet Arrangements. At September 30, 2023, we had no off-balance sheet arrangements.
Inflation. The Federal Reserve has raised interest rates throughout 2022 and during the first nine months of 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the rate hikes from the Federal Reserve will slow, or pause during the remainder of 2023. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details.
Contractual Obligations. During the nine months ended September 30, 2023, the following significant changes were made to our contractual obligations disclosed in our 2022 Annual Report:

•unwound CLO 13 and 12 repaying $842.1 million of outstanding notes;
•issued $95.0 million of 7.75% senior unsecured notes and used $70.8 million of the proceeds to repurchase our 8.00% senior unsecured notes;
•redeemed the remaining $78.9 million of our 5.625% senior unsecured notes; and
•modified existing debt facilities.
Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at September 30, 2023.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2023, there were no material changes to these policies.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income attributable to common stockholders	$77,924	$62,710	$238,407	$196,678
Adjustments:
Net income attributable to noncontrolling interest	6,789	6,002	21,200	19,811
Income from mortgage servicing rights	(14,109)	(19,408)	(48,769)	(52,287)
Deferred tax benefit	(2,433)	(5,407)	(6,630)	(7,833)
Amortization and write-offs of MSRs	18,757	26,555	58,684	81,850
Depreciation and amortization	3,957	2,666	12,310	7,846
Loss on extinguishment of debt	314	3,262	1,561	4,612
Provision for credit losses, net	16,922	2,708	57,437	10,254
Gain on derivative instruments, net	1,002	22,925	2,036	18,472
Stock-based compensation	3,047	3,085	12,141	12,327
Distributable earnings (1)	$112,170	$105,098	$348,377	$291,730

Diluted weighted average shares outstanding - GAAP (1)	221,328,818	205,865,016	217,457,399	195,529,340
Less: Convertible notes dilution	(17,312,382)	(18,815,399)	(17,271,419)	(16,355,146)
Diluted weighted average shares outstanding - distributable earnings (1)	204,016,436	187,049,617	200,185,980	179,174,194

Diluted distributable earnings per share (1)	$0.55	$0.56	$1.74	$1.63
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	100 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$13,122,395	$60,974	$121,949	$(60,292)	$(119,845)
Interest expense from debt obligations	(11,859,444)	51,161	102,322	(51,161)	(102,322)
Impact to net interest income (2)		$9,813	$19,627	$(9,131)	$(17,523)
________________________
(1)Represents the UPB of our loan portfolio and the principal balance of our debt.
(2)The impact of hypothetical rate changes to net interest income are further benefited by interest income earned on our cash, restricted cash and escrow balances. At September 30, 2023, we had approximately $2.9 billion of cash, restricted cash and escrows, which is earning interest at a weighted average blended rate of approximately 5.0%, or approximately $145.0 million annually. Interest income earned on escrows is included as a component of servicing revenue, net and interest income earned on our cash and restricted cash is included as a component of interest income in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance. Additionally, the interest rates on these balances are not indexed to an Index Rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may change frequently and may not necessarily change in conjunction with changes in Index Rates.
We enter into interest rate swaps to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our interest rate swaps are tied to the five-year and ten-year swap rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year swap rates on our interest rate swaps held at September 30, 2023 would have resulted in a gain of $0.8 million and $1.2 million, respectively, in the nine months ended September 30, 2023, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a gain of $0.1 million and a loss of $0.2 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $17.6 million at September 30, 2023, while a 100 basis point decrease would increase the fair value by $18.6 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2023.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2022 Annual Report.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
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
We made no purchases under this plan during the three months ended September 30, 2023.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2023, filed on October 27, 2023, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: October 27, 2023	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: October 27, 2023	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer