Form 10-K
period 2023-12-31
ARBOR REALTY TRUST INC
filed 2024-02-20
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2023 (computed based on the closing price on such date as reported on the NYSE) was $2.62 billion. As of February 13, 2024, the registrant had 188,505,264 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed on or before April 29, 2024, are incorporated by reference into Part III of this report.

i

Forward-Looking Statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic, macroeconomic and geopolitical conditions generally, and the real estate market specifically, in particular, the lagging effects of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial condition; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; inflation; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and small balance loan (“SBL”) lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization (“APL certificates”).
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
Investment Strategy
The financing of multifamily, SFR and other diverse commercial real estate offers opportunities that demand customized financing solutions. We believe that providing both structured products and GSE/agency loans through direct originations and in-house underwriting capabilities throughout our national network of sales offices and lending solutions through various GSE and HUD programs provides us with a competitive advantage, since this allows us to meet the multiple needs of borrowers through fully integrated, comprehensive product offerings. We employ the following investment strategies:
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
Structured Transactions. We also periodically invest in structured transactions, which are primarily comprised of joint ventures formed to acquire, develop and/or sell real estate-related assets. These joint ventures are generally not majority owned or controlled by us and are primarily accounted for under the equity method of accounting.
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
Private Label. We underwrite, originate and service 5 to 10 year fixed rate permanent financing loans underwritten using similar guidelines of our existing agency loans sold to the GSEs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certain certificates in the securitizations to third party investors, while retaining the APL certificates.
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
Debt Securities. We have, and may in the future, invest in bond securities, such as those issued by Freddie Mac SBL securitizations from loans originated under the Freddie Mac SBL program and APL certificates. These securities are generally carried at cost and are often purchased at a discount to their face value, which is accreted into interest income, if deemed collectable, over the expected remaining life of the related security as a yield adjustment.

Structured Business Portfolio Overview
Loan and investment portfolio product type and asset class information at December 31, 2023 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)
Bridge Loans	Multifamily	316	$10,789,936	8.36%	12.1
	Single‑Family Rental	354	1,316,803	9.87%	12.7
	Land	7	118,595	0.13%	0.3
	Office	1	35,410	8.98%	7.6
	Retail	1	12,500	8.98%	11.1
		679	12,273,244	8.45%	12.0
Mezzanine Loans	Multifamily	46	232,104	8.77%	60.3
	Other	3	16,353	3.35%	4.5
		49	248,457	8.41%	56.6
Preferred Equity	Multifamily	14	75,941	4.46%	66.6
	Other	3	9,800	—	10.7
		17	85,741	3.95%	60.3
Other	Single‑Family Rental	2	7,564	9.84%	13.9
Total		747	$12,615,006	8.42%	13.2
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on each loan’s unpaid principal balance (“UPB”), of our interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.98%.
(2)Including extension options, the weighted average remaining months to maturity was 29.4.
Loan and investment portfolio asset class and geographic concentration information at December 31, 2023 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Concentrations	UPB	Percentage
Multifamily	$11,097,981	88%	Texas	$3,038,417	24%
Single-Family Rental	1,324,367	10%	Florida	2,128,952	17%
Land	136,028	1%	Georgia	1,174,465	9%
Office	35,410	<1%	North Carolina	685,945	5%
Other	21,220	<1%	New York	531,006	4%
Total	$12,615,006	100%	Other (1)	5,056,221	41%
			Total	$12,615,006	100%
________________________________________
(1)No other individual state represented 4% or more of the total.
The overall yield on our loan and investment portfolio in 2023 was 9.18% on average assets of $13.53 billion, which was computed by dividing the interest income earned during 2023 by the average assets during 2023. Our cost of funds in 2023 was 7.15% on average borrowings of $12.31 billion, which was computed by dividing the interest expense incurred during 2023 by the average borrowings during 2023. At December 31, 2023, our loan and investment portfolio was comprised of 94% floating rate loans and 6% fixed rate loans.
We also own unconsolidated investments in equity affiliates totaling $79.3 million and described in more detail in Note 8.
Agency Business Lending and Servicing Overview
One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs, as well as our SFR fixed rate product, are generally sold within 60 days from the loan origination date. Our Private Label loans are either sold instantaneously or pooled and securitized, or sold, generally within 180 days of loan origination. Our loan activity in 2023 was comprised of originations totaling $5.11 billion, sales totaling $4.89 billion and commitment volume totaling $5.21 billion. Our gains and fees as a percentage of our loan sales volume (“sales margin”) was 148 basis points for 2023.
We also retain the mortgage servicing rights (“MSRs”) on substantially all loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume (“MSR rate”) was 134 basis points for 2023.
Agency Business servicing portfolio product and geographic concentration information at December 31, 2023 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
Product	Loan Count	UPB (1)	Percent of Total	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)	State	UPB Percentage of Total
Fannie Mae	2,559	$21,264,578	69%	47.4	7.4	Texas	11%
Freddie Mac	1,148	5,181,933	17%	24.0	8.5	New York	11%
Private Label	160	2,510,449	8%	19.5	6.7	California	8%
FHA	105	1,359,624	4%	14.4	19.2	North Carolina	8%
Bridge (2)	4	379,425	1%	10.9	3.2	Georgia	6%
SFR - Fixed Rate	59	287,446	1%	20.1	5.1	Florida	6%
Total	4,035	$30,983,455	100%	39.1	8.0	New Jersey	5%
						Illinois	4%
						Other (3)	41%
						Total	100%
________________________________________
(1)Excludes loans in which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing. See Note 3 for details.
(3)No other individual state represented 4% or more of the total.
Operations
The following describes our lending and investment process for both our Structured and Agency Businesses.
Origination. We have a network of sales and support offices in California, Florida, Indiana, Maryland, Massachusetts, Michigan, New Jersey, New York and Pennsylvania that staff 26 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office can offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.
Underwriting and Risk Management. Our underwriters perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters analyze each loan application in accordance with the guidelines below to determine the loan’s conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines require evaluation of the following:
•The borrower and each person directing a borrowing entity’s activities (a “key principal”), including a review of their experience, credit, operating, bankruptcy and foreclosure history;
•Historic and current property revenues and expenses;
•Potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;
•Property location, its attributes and competitive position within its market;
•Proposed ownership structure, financial strength and real estate experience of the borrower and property management;
•Third party appraisal, environmental review, flood certification, zoning and engineering studies;

•Market assessment, including property inspection, review of tenant lease files, surveys of comparable properties and an analysis of area economic and demographic trends;
•Review of an acceptable mortgagee’s title policy and an “as built” survey;
•Construction quality of the property to determine future maintenance and capital expenditure requirements;
•The requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance; and
•For any application for one of our agency products, we will underwrite the loan to the relevant agency or Company guidelines.
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
We enter into hedging transactions to protect our investment portfolio from interest rate and credit risk exposures. These transactions may include over-the-counter treasury futures, interest rate and credit default swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is worthwhile.
Disposition Policies. We evaluate our Structured Business portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds for debt reduction, additional originations, or working capital purposes.
Equity Capital Policies. Subject to applicable law, our Board of Directors have the authority, without further stockholder approval, to issue additional previously authorized common stock and preferred stock or otherwise raise capital, including through the issuance of debt instruments, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock or units of partnership interest in our operating partnership in connection with acquisitions. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our Board of Directors.
Conflicts of Interest Policies. We, our executive officers, and Arbor Commercial Mortgage, LLC (“ACM”), our former manager, face conflicts of interests because of our relationships with each other and the way in which our business is structured. ACM has approximately 6% of the voting interest in our stock at December 31, 2023. Our chairman and chief executive officer also serves as the chief executive officer of ACM, beneficially owns approximately 35% of the outstanding membership interests of ACM and controls all voting interests in ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. In addition, our chief financial officer, our treasurer and some of our counsel also perform similar roles for ACM, and another of our executive officers’ acts as the general counsel of ACM. Our chief executive officer, one of our directors and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.
We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:
•Our charter requires that a majority of our Board of Directors be independent directors and that only independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers; and
•Decisions concerning our participation in any transaction with ACM, or its affiliates, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved or ratified by a majority of our independent directors.
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
Human Capital
At December 31, 2023, we employed 647 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.
The attraction, development and retention of our employees is a critical success factor for our business. We have a dedicated recruitment team which leverages internal and external resources to enable successful employee recruitment. We emphasize employee development and training and have established Arbor University, an online portal with a variety of training and development courses for our employees.
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
Item 1A. Risk Factors
Our business is subject to various risks, including the risks listed below. If any of these risks occur, our business, financial condition and results of operations could be materially adversely affected, and the value of our common stock could decline. The risk factors listed below should not be considered an all-inclusive list. New risk factors emerge periodically, and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on our Structured and Agency Businesses.
Risk Factor Summary
Risks Related to Our Business. The COVID-19 pandemic caused severe disruptions to the U.S. and global economies and may continue to have an adverse impact on our business, results of operations and financial condition.
An economic slowdown, a lengthy or severe recession, declining real estate values, major bank failures or changes in interest rates could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate and/or we experience a turbulent economic environment, we will likely: (1) experience increases in loan loss reserves and other impairments; (2) encounter difficulty estimating loan loss reserves; and (3) experience a decline in loan repayments. If we are unable to invest excess capital on acceptable terms, or at all, it would likely result in a declining portfolio and would adversely affect the returns from our investments and our operating results.
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
In certain circumstances, we employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including treasury futures, interest rate and credit default swaps, caps, floors and other derivative products. Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected by our hedging strategies. Hedging instruments involve risks and costs, and could expose us to contingent liabilities in the future.
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
Cybersecurity Risks. If we are unable to safeguard against cybersecurity breaches and cyberattacks with respect to our information systems, our business may be adversely affected. With cyber threats increasing in frequency and severity, potential breaches pose a significant threat to our operations, potentially leading to reputational damage, financial losses, and legal repercussions.
Risks Related to Our Corporate and Ownership Structure. Our charter generally does not permit anyone to own in excess of 5% of our capital stock and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors. This, along with our staggered board and other provisions of our charter and bylaws, could discourage a change of control of us. In addition, we may be significantly influenced by ACM and our chief executive officer as a result of their beneficial ownership.
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
General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (1) volatility in our stock price; (2) losses of key personnel with long standing business relationships; (3) adverse resolutions of lawsuits; (4) future terrorist attacks; (5) military conflict; and (6) changes to laws and regulations, including environmental, social and governance matters.
Risks Related to Our Business
The COVID-19 pandemic caused severe disruptions to the U.S. and global economies and to our business and may continue to have an adverse impact on our business, results of operations and financial condition.
The COVID-19 pandemic caused significant disruptions to the U.S. and global economies. Although vaccine availability and its usage have led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. In addition, new strains of COVID-19 continue to emerge, which may cause governments and businesses to re-impose aggressive measures to help slow its spread, making the future impact difficult to predict.
More particularly, the consequences of the COVID-19 pandemic that have had, and may continue to have in the future, adverse impacts on our business are as follows:
•During the course of the pandemic, we experienced, and may experience in the future:
◦declines in the value of our assets, including our loan and securities portfolios, which could result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets;
◦an increase in payment delinquencies from our borrowers resulting in additional credit losses; and
◦an increase in the cost to obtain financing and other adverse effects of obtaining financing under terms and conditions that are less favorable to us, and if conditions worsen, could prevent us from obtaining financing at all;
•In the event of any forced sales of the securities and other assets that secure our repurchase and other financing arrangements, such sales may be on terms less favorable to us than might otherwise be available under normal conditions, which could result in losses;
•Disruptions in the credit markets have had, and may continue to have, a negative impact on our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations; and
•To the extent conditions worsen, there may be a materially negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.
To the extent that pandemics adversely affect our business, results of operations, financial condition and cash flows, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Major bank failure or sustained financial market illiquidity could adversely affect our business, financial condition and results of operations.
We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity. We may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. In the event of a major bank failure, we could face major risks to the recovery of our bank deposits. Separately, although a majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. While we are not currently aware of any liquidity issues directly impacting the financial institutions where we hold cash deposits or securities, if financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate.
A decline in economic conditions could negatively impact the credit quality of our loan and investment portfolio and could cause us to experience increases in loan loss reserves, delinquent and defaulted loans and other asset impairment charges.
Allowance for credit losses are particularly difficult to estimate in a turbulent economic environment.

We estimate allowances for credit losses on our loans and investments under the current expected credit loss (“CECL”) methodology based on current expected credit losses for the life of the loan and investment. This process utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future and requires certain estimates and judgments, which are more difficult to make during a period in which available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on several factors, including projected cash flows from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for refinancing by other lenders and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Since the CECL methodology for the recognition of credit losses estimates losses for the life of our investment, our financial results may be negatively affected when weak or deteriorating economic conditions are forecasted, which generally results in increases in estimated credit losses under CECL.
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
The discontinuation of LIBOR and changes in banks’ inter-bank lending rate reporting practices may adversely affect the value of the financial obligations to be held or issued by us.

We are subject to risks related to the cessation of the use of LIBOR as of June 30, 2023. The publication of USD LIBOR for certain tenors and all non-USD LIBOR tenors ceased after December 31, 2021. Banks reporting information used to set USD LIBOR for all other tenors were required to stop doing so after June 30, 2023. We completed our transition away from LIBOR as of June 30, 2023.

As an alternative to LIBOR, in the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities and is based on directly observable U.S. Treasury-backed repurchase transactions. There are inherent differences between LIBOR and SOFR, which may lead to uncertainties or risks related to the general acceptance of SOFR, the value of and market for securities linked to SOFR, or result in a reduction in our interest income. We cannot predict the consequences of these developments or other market or regulatory changes related to the phase-out of LIBOR. Switching existing financial instruments and hedging transactions from LIBOR to SOFR required calculation of a spread. Industry organizations attempted to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management.

More generally, any of the above changes or any other consequential changes to SOFR, or any other “benchmark,” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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
Before making a loan to a borrower, we assess the borrower’s management and other factors that are material to the performance of the investment. In performing our diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and sometimes, more subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.
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
In our Structured Business, we invest in mezzanine loans that are generally secured by a pledge of the ownership interests of the entity that directly or indirectly owns the property. Mezzanine loans have a higher degree of risk than senior mortgage loans because the investment may become unsecured as a result of foreclosure by the mortgage holder. In the event of a bankruptcy of our borrower, we may not have full recourse to the assets of the borrower, or the borrower’s assets may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
Volatility in values of multifamily and commercial properties may adversely affect our loans and investments.
Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including fires and other casualties, natural disasters, acts of war and/or terrorism, adverse economic conditions, local real estate conditions (such as an oversupply of similar properties), changes or continued weakness in specific industry segments, construction quality, construction cost, age and design, demographic factors, retroactive changes to building or similar codes, increases in operating expenses (such as insurance, energy costs and real estate tax increases) and other factors that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment. In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could negatively impact our operating results.
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
Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae’s prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any potential losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can increase our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. At December 31, 2023, the Agency Business had pledged $76.2 million in restricted liquidity as collateral against future losses under $21.26 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. At December 31, 2023, the Agency Business’s allowance for loss-sharing balance was $71.6 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a to default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.
We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.
Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. At December 31, 2023, this requirement totaled $76.2 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae. Our current letter of credit facility expires in September 2025. The facility is collateralized by the cash flow generated from the Agency Business’s Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.
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
The Agency Business’s results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans , lower their servicing fees or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae originations, loans are generally sold as Fannie Mae insured securities to third party investors. For HUD originations, loans are generally sold as Ginnie Mae securities to third party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.
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
Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. There can be no assurance that such fees will continue to remain at current levels or that such levels will be sufficient if delinquencies occur.
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
In the event of a breach of any representation or warranty, investors could, among other things, require us to repurchase the loan or seek indemnification for losses or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because many such representations and warranties are based on third party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from such third parties that would serve as a claim against them. Even if we receive representations and warranties from such third parties or the borrower, our ability to recover on any such claim may be dependent, in part, upon the financial condition and liquidity of such third party or the borrower. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.
For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve in its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by the Agency Business are used to reduce the proceeds required to settle any loss share. Our advances may also be reimbursed, to the extent that any recovery on the collateral exceeds the UPB.
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
Although the Agency Business has historically funded all required advances from operating cash flow, there can be no assurance we will be able to do so in the future. If the Agency Business does not have sufficient operating cash flows to fund such advances, we may need to finance such amounts. We currently have a credit facility with a $37.5 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, however, such financing may not be available to us in the future, or, may be costly and could prevent the Agency Business from pursuing its business and growth strategies.
Risks Related to Our Financing and Hedging Activities
We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.
We finance our Structured Business loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings. We finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our access to these sources of funding can be impacted by conditions in the financing markets that are beyond our control, including lack of liquidity and wider credit spreads, which we have experienced in the past. If these conditions deteriorate, there can be no assurance that any existing agreements will be renewed or extended at expiration and alternative sources of financing may not be available or may not accommodate our needs. This could subject us to an increase in our recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.
Our credit and repurchase facilities and unsecured debt (senior and convertible notes) contain restrictive covenants relating to our operations.
Our credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. Other restrictive covenants include prohibiting a change in control, disposing of or encumbering assets, limiting outstanding debt, and restrictions from making material amendments to underwriting guidelines without lender approval. While we actively manage our loan and investment portfolio, a weak economic environment may make compliance with these covenants more difficult. Failure to comply with any of these covenants could result in defaults and there can be no assurance that our lenders would waive any default or amend the defaulted covenant, which could have a material adverse effect on us.
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
We guarantee some of the leverage and contingent obligations of our subsidiaries.
We guarantee the performance of the obligations of our subsidiaries, including credit and repurchase facilities, derivative agreements and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital invested in our subsidiary and there is no assurance that we will have sufficient capital to cover any such losses.
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
Securitization transactions also require us to prepare marketing and disclosure materials, including term sheets, offering documents, and prospectuses, that include disclosures regarding the proposed securitization and the assets being securitized. If our marketing and disclosure materials are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state law for damages to third parties that invest in these securitizations, including in circumstances where we relied on a third party in preparing accurate disclosures, and we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we may retain various third party service providers when we engage in securitization transactions, including special servicers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against claims and losses they may suffer in connection with the provision of services to us and/or the securitization vehicle. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.
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
Our current investment strategy for our Structured Business emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index, allowing this portion of our portfolio to be insulated from changes in value due to changes in interest rates. Fixed rate investments, however, may experience changes in value as interest rates change. The majority of our interest-earning assets and interest-bearing liabilities in our Structured Business have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including treasury futures, interest rate and credit default swaps, caps, floors and other derivative products, however, no strategy can completely insulate us from the risks associated with interest rate changes. Hedging involves certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot give assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, hedges which are not highly correlated (and appropriately designated and documented as cash flow hedges) with a variable rate financing will impact our reported income as marked-to-market gains and losses will be recorded on our statement of income.

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
We enter into derivative contracts that could expose us to contingent liabilities in the future.
Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open positions with the applicable counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
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
We conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940 (the “Act”). Pursuant to Section 3(c)(5)(C) of the Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are currently exempted from regulation thereunder. The SEC has provided guidance on the availability of this exemption and generally requires an exempt company to maintain at least 55% of its assets directly in “qualifying real estate interests.” To be considered a qualifying real estate interest, an investment must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, may not qualify for purposes of the 55% test. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ability to invest in these types of loans and equity interests may be limited by the Act. There can be no assurance that the laws and regulations governing the applicability of the Act to REITs, including those of the SEC’s regarding the 55% test, will not change in a manner that adversely affects our operations. To the extent that we do not comply with the 55% test, another exemption or exclusion from registration under the Act or if the SEC no longer permits our exemption, we may be classified as an investment company. In that event, we could, among other things, be required to either (a) substantially change the manner in which we conduct our operations to avoid registration or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company, we would become subject to regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Act) and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
One of our subsidiaries is required to register under the Investment Advisors Act, and is subject to regulation under that Act.
One of our subsidiaries is subject to the extensive regulation prescribed by the Investment Advisers Act of 1940 (the “Advisors Act”). The SEC oversees our activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising, operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Advisers Act are designed to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our subsidiary or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Advisors Act may require us to incur additional costs, and these costs may be material.
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
FHFA set its 2024 loan origination caps for Fannie Mae and Freddie Mac at $70 billion for each enterprise for a total opportunity of $140 billion (the “2024 Caps”), which is a decrease from its 2023 Caps of $75 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2024 Caps if warranted, however, they will not reduce the 2024 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2024 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2024 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.
Cybersecurity Risks
If we are unable to safeguard against cybersecurity breaches and cyberattacks with respect to our information systems, our business may be adversely affected.
Cybersecurity incidents and cyberattacks, which include malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could penetrate our security systems and access sensitive information about our business, borrowers and employees. Any misappropriation, loss or unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our borrowers, employees, third parties and investors. We could also incur significant costs in implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could become subject to litigation from any cybersecurity breach. We have not experienced any material misappropriation, loss or unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, a cybersecurity breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.
Risks Related to Our Corporate and Ownership Structure
ACM and our chief executive officer have significant influence over our policies and strategies.
Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 6% of the voting power of our outstanding stock at December 31, 2023. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 7% of the voting power of our outstanding stock at December 31, 2023. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.
Our charter generally does not permit anyone to own in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors which could discourage a change of control of us.
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
Our Board of Directors is divided into three classes of directors. The current terms of the Class III, Class I and Class II directors will expire in 2024, 2025 and 2026, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•We would be taxed as a domestic corporation, which, among other things, means we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at corporate rates;
•Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and
•Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

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
Certain of our securitization and other financing transactions could result in us, or a portion of our assets, to be treated as a taxable mortgage pool for federal income tax purposes. If we enter into such transactions, we could be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization and financing transactions.
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
Among the factors that could adversely affect our results of operations and impair our ability to make distributions to our stockholders are:
•Use of funds and our ability to make profitable structured finance investments;
•Defaults in our asset portfolio or decreases in the value of our portfolio;
•Anticipated operating expense levels may not prove accurate, as actual results may vary from estimates; and
•Increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness.
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
The trading price of our common stock may be highly volatile and could be subject to a number of factors beyond our control, including (1) the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies, (2) our financial performance, (3) coordinated buying and selling activity by market participants, including market manipulation and short-seller reports, (4) publication of information in the media, including online blog and social media about our Company by third parties, and (5) general stock and bond market conditions.
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
Shareholder, public and governmental expectations and pressure have been increasing with respect to corporate responsibility, sustainability, diversity and inclusion and other environmental, social and governance (“ESG”) matters. Shareholder advisory services and other organizations have developed and published, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare our ESG performance with that of others in our industry. These ratings systems frequently change, and scores are often based on a relative ranking which may cause our scores to deteriorate if peer rankings improve. In addition, current shareholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our Board of Directors accountable with respect to ESG matters.
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
Climate change could have an adverse effect on both our borrowers and our financial condition and results of operations.
As we operate nationwide, the activities of our borrowers could be adversely affected by climate change. Climate change could manifest as a financial risk to us, either through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Both physical risks and transition risks associated with climate change could have negative impacts on the financial condition or creditworthiness of our borrowers, and on our overall exposure. Climate-related physical risks include the increased frequency or severity of acute weather events, such as floods, wildfires and tropical storms, and chronic shifts in the climate, such as persistent changes in precipitation levels, rising sea levels, or increases in average ambient temperature.

Potential adverse impacts of climate-related physical risks include:

•Declination in asset values, due to, amongst other events, the destruction or degradation of property;
•Reduced availability or increased cost of insurance for our borrowers; and
•Interruptions to business operations, including supply chain disruption.

Transition risks arise from shifts to a lower-carbon and more climate-friendly future, such as changes in public policy, adoption of new technologies, or changes in demand for more eco-friendly living environments. Examples of such are as follows:

•Increased operational and compliance costs driven by changes in climate-related policy;
•Increased energy costs driven by governmental actions and initiatives such as decarbonization policies; and
•Damage to our reputation, including due to any perception that our business practices are contrary to the preferences of different stakeholders.

Our business could be harmed if we are unable to effectively develop artificial intelligence.

Our industry is marked by rapid technological developments and innovations, such as the use of artificial intelligence, and evolving industry standards, best practices, and related regulations. If we are unable to remain competitive by developing and providing enhancements, new features, and integrations for our existing technology offerings and platform, our business could be harmed. In addition to competitive risks, the incorporation of artificial intelligence into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Our management recognizes the critical importance of addressing cybersecurity threats and risks to our business and operations. Therefore, we have established a comprehensive framework to assess, respond to, and manage material risks arising from cybersecurity threats.

Our chief technology officer and the Cybersecurity Incident Response Team (“IRT”) are responsible for assessing and managing cybersecurity risks. The IRT is comprised of individuals with expertise in information security, technology, legal and risk management. The IRT continually monitors cybersecurity incidents and potential threats. It liaises with external cybersecurity experts and industry partners to stay current on emerging threats and best practices. The diverse expertise of the IRT members enables comprehensive risk assessment and swift responses to mitigate the potential impact of breaches or other cybersecurity incidents.

We actively engage consultants, outside counsel and other technology experts to enhance our cybersecurity risk management processes, who perform regular assessments and evaluations of the effectiveness of our cybersecurity measures. In addition to third party engagements, we maintain rigorous oversight of cybersecurity risks associated with our use of third party service providers. Vendor management processes are employed to evaluate vendors' cybersecurity practices, assess risk position and implement measures to mitigate potential threats arising from these external relationships.

The Board of Directors has been designated to oversee cybersecurity risk management. Its members possess diverse expertise, which enables them to effectively evaluate the adequacy of our cybersecurity measures and challenge management's approach when necessary. The chief technology officer provides regular updates to our chief executive officer and Board of Directors on cybersecurity risks, ongoing initiatives, incidents, response activities and strategies. The Board of Directors acknowledges cybersecurity as a strategic risk and a priority for the Company. The Board of Directors is actively involved in the oversight of our cybersecurity risk management efforts, ensuring alignment with our overall business objectives.

Our commitment to cybersecurity resilience is rooted in the collaborative efforts between management, the IRT and the Board of Directors. We continuously strive to strengthen our cybersecurity measures to protect our systems, data, customers and stakeholders from evolving threats. To date, cybersecurity incidents and risks have not materially affected us, including our business strategy, results of operations, or financial condition.
For more details on our cybersecurity risk management, please refer to the relevant sections of this Form 10-K.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 2, 2024, there were approximately 136,882 record holders of our common stock, including persons holding shares in broker accounts under street names.
We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our REIT-taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2023 to October 31, 2023	—	$—	—	—
November 1, 2023 to November 30, 2023	104,919	12.18	—	—
December 1, 2023 to December 31, 2023	—	—	—	—
	104,919	$12.18	—
(1) These shares were purchased by certain affiliated purchasers of ours and we have not repurchased any shares under our share repurchase program during the fourth quarter of 2023.
Stockholder Return
The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the NAREIT Mortgage REITs Index and the NAREIT All REITs Index for the five-year period from December 31, 2018 to December 31, 2023. The graph assumes a $100 investment on January 1, 2019, and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from 2024 Russell Investment Group.

Total Return Performance

$350
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Arbor Realty Trust, Inc
Russell 2000
FTSE Nareit Mortgage REITs
FTSE Nareit All REITs

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Arbor Realty Trust, Inc	100.00	155.27	170.87	238.23	188.93	245.93
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
FTSE Nareit Mortgage REITs	100.00	121.33	98.56	113.97	83.64	96.48
FTSE Nareit All REITs	100.00	128.07	120.56	168.64	126.30	140.81
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization (“APL certificates”).
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
COVID-19 Impact. Although vaccine availability and its usage have led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects of the COVID-19 pandemic on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. The extent and duration of the economic fallout from this pandemic to our business, particularly rising inflation, increasing interest rates and dislocation in capital markets, remains unclear and present risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions.
Significant Developments During 2023

Financing and Capital Markets Activity.
•Raised $193.7 million of capital from issuances of approximately 13.1 million shares of common stock under our “At-The-Market” equity offering sales agreement;
•Unwound CLO 12 and 13, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities;
•Raised $93.4 million from the issuance of our 7.75% senior unsecured notes and used $70.8 million of the net proceeds to redeem our 8.00% senior unsecured notes; and
•Redeemed $78.9 million of our 5.625% senior unsecured notes at maturity with cash.

Share Repurchase Program. We implemented a $50.0 million share repurchase program and repurchased approximately 3.5 million shares of our common stock at a total cost of $37.4 million and an average cost of $10.56 per share. We subsequently increased the remaining availability under the share repurchase program to $150.0 million.

Structured Business Activity.
•Reduced our structured loan and investment portfolio by 13% to $12.62 billion on loan runoff of $3.35 billion, which outpaced loan originations totaling $983.3 million;
•Received and recorded $26.7 million in income from equity affiliates from equity participation interests on properties that were sold and cash distributions from our Lexford joint venture. We also received cash distributions totaling $15.0 million from our investment in a residential mortgage banking business; and
•Settled the Extended Stay litigation (see Note 14).

Agency Business Activity.
•Loan originations increased 7% to $5.11 billion, and includes $1.69 billion of new agency loans that were recaptured from our Structured Business runoff; and
•Grew our fee-based servicing portfolio 11%, or $2.99 billion, to $30.98 billion.
Dividend. We raised our quarterly common dividend twice during 2023 to an annual run rate of $1.72 per share, representing a 7.5% increase over the prior year.
Current Market Conditions, Risks and Recent Trends
The Federal Reserve raised interest rates throughout 2022 and 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the Federal Reserve will pause on raising interest rates higher and potentially begin to lower rates during 2024.
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
Additionally, the recent turmoil in the banking sector and financial markets has resulted in multiple regional bank failures and consolidations. Although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and therefore we believe bear minimal credit risk.
These current market conditions could continue to limit our ability to grow our Structured Business since this business is more reliant on the capital markets to grow, but can also present us with options to build on existing relationships or create new relationships with lenders. Since our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, tightening liquidity conditions in equity and capital markets should not have a substantial impact on our ability to sustain this business.

These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which could have a significant impact on our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.
We are currently in a high interest rate environment and some of our borrowers have experienced, and may continue to experience, financial stress that have resulted in an increase to payment delinquencies, loan loss reserves and realized losses on certain loans within our portfolio. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses while safeguarding the integrity of our portfolio. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the terms originally established.
Currently, the high interest rate environment positively impacts our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow and cash balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates have negatively impacted real estate values and have limited certain borrowers abilities to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of additional delinquencies and losses incurred on defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2023, FHFA set its 2024 Caps for Fannie Mae and Freddie Mac at $70 billion for each enterprise for a total opportunity of $140 billion, which is a decrease from its 2023 Caps of $75 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2024 Caps if warranted, however, they will not reduce the 2024 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2024 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2024 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition
Assets – Comparison of balances at December 31, 2023 to December 31, 2022:
Our Structured loan and investment portfolio balance was $12.62 billion and $14.46 billion at December 31, 2023 and 2022, respectively. This decrease was primarily due to loan payoffs and paydowns exceeding loan originations by $2.37 billion. See below for details.
Our portfolio had a weighted average current interest pay rate of 8.42% and 8.17% at December 31, 2023 and 2022, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.98% and 8.42% at December 31, 2023 and 2022, respectively. Our debt that finances our loans and investment portfolio totaled $11.57 billion and $13.28 billion at December 31, 2023 and 2022, respectively, with a weighted average funding cost of 7.14% and 6.22%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.45% and 6.50% at December 31, 2023 and 2022, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2023	2022
Loans originated	$983,343	$6,151,647
Number of loans	150	318
Weighted average interest rate	10.03%	5.72%

Loan runoff	$3,354,055	$3,818,554
Number of loans	187	177
Weighted average interest rate	9.21%	7.20%

Loans extended	$1,744,127	$1,684,274
Number of loans	64	66
Loans held-for-sale from the Agency Business increased $197.6 million, primarily from loan originations exceeding sales by $217.6 million as noted in the following table. Our GSE loans are generally sold within 60 days, while our Private Label loans are either sold instantaneously or pooled and securitized, or sold, within 180 days from the loan origination date. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Loan Originations	Loan Sales
Fannie Mae	$3,773,532	$3,469,340
Freddie Mac	756,827	715,530
Private Label	299,934	441,319
FHA	257,199	240,079
SFR - Fixed Rate	19,328	22,931
Total	$5,106,820	$4,889,199
Investments in equity affiliates remained relatively flat, primarily due to investments made in two new joint ventures, offset by distributions received on existing joint ventures.
Other assets increased $118.8 million, primarily due to an increase in interest receivable (from increases in benchmark index rates), the acquisition of an office property for full satisfaction of the underlying debt, and an increase in unsecured loan fundings.
Liabilities – Comparison of balances at December 31, 2023 to December 31, 2022:
Credit and repurchase facilities decreased $604.0 million, primarily due to runoff in our structured loan portfolio outpacing new originations.

Securitized debt decreased $914.3 million, primarily due to the unwind of two CLO vehicles totaling $842.1 million and paydowns on existing securitizations totaling $87.7 million.
Senior unsecured notes decreased $52.0 million, primarily due to the redemption of our 8.00% and 5.625% notes totaling $149.6 million, partially offset by our issuance of $95.0 million of 7.75% notes.
Due to borrowers increased $60.5 million, primarily due to unfunded commitments on new originations in our Structured Business, partially offset by the funding of previously committed loan originations.
Allowance for loss-sharing obligations increased $14.5 million, primarily due to increases in estimated losses under CECL.
Equity
During 2023, we sold 13,113,296 shares of our common stock through our “At-The-Market” equity agreement raising net proceeds totaling $193.7 million. We also repurchased approximately 3.5 million shares of our common stock under our share repurchase program at a total cost of $37.4 million.
See Note 16 for details of our dividends declared and our deferred compensation transactions during 2023.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2023
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$21,264,578	2,559	3.4	7.4	96%	4%	4.50%	5.09%	0.86%
Freddie Mac	5,181,933	1,148	3.2	8.5	83%	17%	4.72%	7.92%	4.39%
Private Label	2,510,449	160	2.5	6.7	100%	—	4.02%	—	—
FHA	1,359,624	105	3.0	19.2	100%	—	3.52%	—	—
Bridge	379,425	4	1.2	3.2	63%	37%	7.14%	—	—
SFR - Fixed Rate	287,446	59	2.3	5.1	100%	—	5.20%	1.18%	—
Total	$30,983,455	4,035	3.2	8.0	94%	6%	4.49%	4.83%	1.33%

	December 31, 2022
Fannie Mae	$19,038,124	2,460	3.1	8.0	96%	4%	4.20%	12.71%	0.13%
Freddie Mac	5,153,207	1,214	2.8	9.0	84%	16%	4.26%	19.78%	0.27%
Private Label	2,074,859	130	1.9	7.6	100%	—	3.60%	—	—
FHA	1,155,893	96	2.5	19.5	100%	—	3.17%	1.59%	—
Bridge	301,182	4	0.9	1.7	—	100%	7.68%	—	—
SFR - Fixed Rate	274,764	53	1.4	6.0	100%	—	5.04%	0.30%	—
Total	$27,998,029	3,957	2.9	8.6	93%	7%	4.17%	12.35%	0.14%
________________________________________
(1)Prepayments reflect loans repaid prior to six months from loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At December 31, 2023 and 2022, delinquent loans totaled $411.1 million and $38.7 million, respectively. At December 31, 2023, there were two loans totaling $4.8 million in bankruptcy and at both December 31, 2023 and 2022, there were no loans in foreclosure.
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

Comparison of Results of Operations for Years Ended December 31, 2023 and 2022
The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2023	2022	Amount	Percent

Interest income	$1,331,219	$948,401	$382,818	40%
Interest expense	903,228	557,617	345,611	62%
Net interest income	427,991	390,784	37,207	10%
Other revenue:
Gain on sales, including fee-based services, net	72,522	55,816	16,706	30%
Mortgage servicing rights	69,912	69,346	566	1%
Servicing revenue, net	130,449	92,192	38,257	41%
Property operating income	5,708	1,877	3,831	nm %
Gain (loss) on derivative instruments, net	6,763	26,609	(19,846)	(75)%
Other income (loss), net	7,667	(17,563)	25,230	nm %
Total other revenue	293,021	228,277	64,744	28%
Other expenses:
Employee compensation and benefits	159,788	161,825	(2,037)	(1)%
Selling and administrative	51,260	53,990	(2,730)	(5)%
Property operating expenses	5,897	2,136	3,761	176%
Depreciation and amortization	9,743	8,732	1,011	12%
Provision for loss sharing (net of recoveries)	15,695	1,862	13,833	nm %
Provision for credit losses (net of recoveries)	73,446	21,169	52,277	nm %
Litigation settlement	—	7,350	(7,350)	nm %
Total other expenses	315,829	257,064	58,765	23%
Income before extinguishment of debt, income from equity affiliates and income taxes	405,183	361,997	43,186	12%
Loss on extinguishment of debt	(1,561)	(4,933)	3,372	(68)%
Income from equity affiliates	24,281	14,247	10,034	70%
Provision for income taxes	(27,347)	(17,484)	(9,863)	56%
Net income	400,556	353,827	46,729	13%
Preferred stock dividends	41,369	40,954	415	1%
Net income attributable to noncontrolling interest	29,122	28,044	1,078	4%
Net income attributable to common stockholders	$330,065	$284,829	$45,236	16%
________________________________________
nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year ended December 31,
	2023			2022
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$13,190,889	$1,208,180	9.16%	$13,997,117	$859,339	6.14%
Mezzanine / junior participation loans	224,784	23,939	10.65%	202,484	19,473	9.62%
Preferred equity investments	90,960	5,892	6.48%	142,738	15,219	10.66%
Other	20,635	3,370	16.33%	36,262	6,141	16.94%
Core interest-earning assets	13,527,268	1,241,381	9.18%	14,378,601	900,172	6.26%
Cash equivalents	913,382	38,052	4.17%	585,281	3,450	0.59%
Total interest-earning assets	$14,440,650	$1,279,433	8.86%	$14,963,882	$903,622	6.04%

Structured Business interest-bearing liabilities:

CLO	$7,081,594	$496,049	7.00%	$7,496,568	$265,560	3.54%
Credit and repurchase facilities	3,185,888	251,519	7.89%	3,967,648	173,365	4.37%
Unsecured debt	1,658,986	103,147	6.22%	1,610,809	91,604	5.69%
Q Series securitization	229,734	17,158	7.47%	11,033	703	6.37%
Trust preferred	154,336	12,729	8.25%	154,336	7,427	4.81%
Total interest-bearing liabilities	$12,310,538	880,602	7.15%	$13,240,394	538,659	4.07%
Net interest income		$398,831			$364,963
________________________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The increase in interest income was mainly due to a $375.8 million increase from our Structured Business, primarily due to a significant increase in the average yield on core interest-earning assets, as a result of increases in benchmark interest rates.
The increase in interest expense was mainly due to a $341.9 million increase from our Structured Business, primarily due to a significant increase in the average cost of our interest-bearing liabilities, mainly from increases in benchmark index rates.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 10% increase in the sales margin from 1.34% (which includes gains recognized on derivative instruments) to 1.48%, partially offset by a 10% decrease in loan sales volume ($549.4 million). The increase in the sales margin was primarily driven by a higher percentage of Fannie Mae loans sold in 2023, which contain higher sales margins.
Overall, the income from MSRs remained relatively flat. The slight increase was primarily due to an increase in Fannie Mae loan commitment volume ($829.6 million), partially offset by a decrease in Freddie Mac loan commitment volume ($596.2 million). The positive impact from the net increase in loan commitment volume was largely offset by a decrease in the Fannie Mae and Freddie Mac MSR rates, as a result of lower servicing rates on newer loans.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in benchmark index rates, partially offset by less prepayment penalties received from early runoff.

Other Income (Loss)
The gain (loss) on derivative instruments in both 2023 and 2022 were related to changes in the fair values of our forward sale commitments and treasury futures held by our Agency Business.
Other income (loss), net in 2023 primarily reflects $4.8 million of loan origination fees from our Structured Business and a $2.5 million mark-to-market recovery on Private Label and SFR loans in our Agency Business, while 2022 primarily reflects a $15.7 million unrealized impairment loss recorded on certain loans held-for-sale in our Agency Business and $11.2 million of losses recognized in 2022 related to sales of bridge loans in our Structured Business.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to a decrease in incentive compensation.
The decrease in selling and administrative expenses was primarily due to lower professional fees as a result of the settlement of the Extended Stay litigation in early 2023.
The increases in our CECL provisions were primarily due to the impact of a continued decline in the macroeconomic outlook for commercial real estate, including specifically identified impaired assets.
We recorded an accrual of $7.4 million in 2022 pertaining to the settlement of the Extended Stay litigation as described in Note 14.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2023 and 2022 represents deferred financing fees recognized in connection with the unwind of CLOs, along with the 2022 repurchase of our 4.75% convertible notes.
Income from Equity Affiliates
Income from equity affiliates in 2023 primarily reflects $14.5 million received from equity participation interests on properties that were sold and $12.2 million in distributions received from our Lexford joint venture. Income from equity affiliates in 2022 primarily reflects $11.1 million in distributions received from our Lexford joint venture, $4.9 million of income from our investment in a residential mortgage banking business and a $2.6 million equity participation interest on a property that was sold, partially offset by a $2.4 million other-than-temporary impairment in our North Vermont Avenue investment.
Provision for Income Taxes
In 2023, we recorded a tax provision of $27.3 million, which consisted of a current tax provision of $34.6 million and a deferred tax benefit of $7.3 million. In 2022, we recorded a tax provision of $17.5 million, which consisted of a current tax provision of $19.2 million and a deferred tax benefit of $1.7 million. The increase in the tax provision was primarily due to an increase in income generated from our equity investments and an increase in the pre-tax income from our Agency Business.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding operating partnership units (“OP Units”) issued as part of the 2016 acquisition of ACM’s agency platform (the “Acquisition”). There were 16,293,589 OP Units outstanding at both December 31, 2023 and 2022, which represented 8.0% and 8.4% of our outstanding stock at December 31, 2023 and 2022, respectively.
Comparison of Results of Operations for Years Ended December 31, 2022 and 2021
For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 17, 2023, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.
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
The ongoing adverse economic and market conditions, including inflation, high interest rate environment, bank failures and geopolitical uncertainty, continues to cause significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. These conditions have created, and may continue to create, a dislocation in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the recent bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.
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
We had $11.57 billion in total structured debt outstanding at December 31, 2023. Of this total, $8.74 billion, or 76%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes, the majority of which have maturity dates in 2025, or later. The remaining $2.83 billion of debt is in credit and repurchase facilities with several different banks with which we have long-standing relationships. At December 31, 2023, we had $1.65 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
As of February 18, 2024, we had approximately $1.00 billion in cash and approximately $600.0 million of replenishable cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $30.98 billion agency servicing portfolio at December 31, 2023, which is mostly prepayment protected and generates approximately $121.1 million per year in recurring cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $235.9 million during 2023 and consisted primarily of net income of $400.6 million, as well as certain other non-cash net income adjustments, partially offset by net cash outflows of $196.4 million as a result of loan originations exceeding loan sales in our Agency Business.
Cash flows provided by investing activities totaled $1.88 billion during 2023. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $3.36 billion, net of originations of $1.36 billion, resulted in net cash inflows of $2.00 billion.
Cash flows used in financing activities totaled $1.83 billion during 2023 and consisted primarily of $929.8 million of payoffs and paydowns of securitized debt, net cash outflows of $598.8 million from debt facility activities (facility paydowns were greater than financed loan originations), $380.6 million of distributions to our stockholders and OP Unit holders and $54.6 million from senior unsecured notes activity, partially offset by $193.7 million of proceeds from the issuance of common stock.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at December 31, 2023. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

Debt Instruments	December 31, 2023
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$6,576,161	$2,829,341	$3,746,820	2024 - 2027
Securitized debt (3)	6,956,284	6,956,284	—	2025 - 2028
Senior unsecured notes	1,345,000	1,345,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	15,319,281	11,572,461	3,746,820

Agency Business
Credit and repurchase facilities (4)	2,100,531	413,598	1,686,933	2024 - 2025
Consolidated total	$17,419,812	$11,986,059	$5,433,753
________________________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at December 31, 2023.
(4)The $750 million As Soon as Pooled ® Plus (“ASAP”) agreement we have with Fannie Mae has no expiration date.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
December 31, 2023	$3,274,139	$3,242,938	$3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760

December 31, 2022	4,441,774	3,856,009	4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785

December 31, 2021	3,771,684	4,493,699	4,493,699
September 30, 2021	3,191,129	3,409,598	3,409,598
June 30, 2021	2,327,114	2,021,412	2,588,456
March 31, 2021	2,177,350	2,220,307	2,262,160
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance-Sheet Arrangements. At December 31, 2023, we had no off-balance-sheet arrangements.
Inflation. The Federal Reserve raised interest rates throughout 2022 and 2023 to combat inflation and restore price stability. As inflation begins to cool, it is possible that the Federal Reserve will pause on raising interest rates higher and potentially begin to lower rates during 2024. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow and cash balances, so an increasing interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates have negatively impacted real estate values and have limited certain borrowers abilities to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of additional delinquencies and losses incurred on defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
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
A summary of our significant accounting policies is presented in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. The accounting estimates requiring complex judgement that we consider to be most critical to an investor’s understanding of our financial results and condition are included in our allowance for credit losses and capitalized mortgage servicing rights accounting policies. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change.
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
We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, changes in fair value of GSE-related derivatives that temporarily flow through earnings (net of any tax impact), deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), amortization of the convertible senior notes conversion option (for 2021 only) and gains/losses on the receipt of real estate from the settlement of loans (prior to the sale of the real estate). We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021

Net income attributable to common stockholders	$330,065	$284,829	$317,412
Adjustments:
Net income attributable to noncontrolling interest	29,122	28,044	38,507
Income from mortgage servicing rights	(69,912)	(69,346)	(130,230)
Deferred tax (benefit) provision	(7,349)	(1,741)	10,892
Amortization and write-offs of MSRs	77,829	104,378	91,356
Depreciation and amortization	16,425	11,069	10,900
Loss on extinguishment of debt	1,561	4,933	3,374
Provision for credit losses, net	68,642	25,077	(39,856)
(Gain) loss on derivative instruments, net	(8,844)	3,480	432
Stock-based compensation	14,940	14,973	9,929
Loss on redemption of preferred stock	—	—	3,479
Gain on real estate from settlement of loan	—	—	(2,466)
Distributable earnings (1)	$452,479	$405,696	$313,729

Diluted weighted average shares outstanding - GAAP (1)	218,843,613	199,112,630	156,089,595
Less: Convertible notes dilution (2)	(17,294,392)	(16,888,226)	—
Diluted weighted average shares outstanding - distributable earnings (1)	201,549,221	182,224,404	156,089,595

Diluted distributable earnings per share (1)	$2.25	$2.23	$2.01
________________________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)Beginning in the first quarter of 2022, the diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. Excluding the effect of a potential conversion in shares until a conversion occurs is consistent with past treatment and other unrealized adjustments to distributable earnings.
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
The operating results of our Structured Business depend in large part on differences between the income from our loans and our borrowing costs. Most of our Structured Business loans and borrowings are variable-rate instruments based on SOFR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. We also have various fixed rate loans in our portfolio that are financed with variable rate borrowings. Additionally, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan financed with variable debt with no corresponding hedge, which may result in debt which is unprotected from interest rate risk. Some of our loans and borrowings are subject to interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than on our interest expense. We have utilized treasury futures and interest rate and credit default swaps in the past to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.
Additionally, the interest rates on our cash, restricted cash and escrow balances are not indexed to a benchmark index rate and are negotiated periodically with each corresponding bank, therefore, the interest rates may change frequently and may not necessarily change in conjunction with changes in SOFR. As a result, the impact in the table below is for illustrative purposes only.
The following table projects the potential impact on interest (in thousands) for a 12-month period, assuming a hypothetical instantaneous increase or decrease of 50 basis points and a decrease of 100 basis points in corresponding interest rates. Since it is unlikely that interest rates will significantly increase in the near future as a result of the current high interest rate environment, we have excluded the impact of a 100 basis point increase in corresponding interest rates.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$12,615,006	$56,099	$(55,288)	$(109,762)
Interest expense from debt obligations	(11,572,461)	49,785	(49,785)	(99,569)
Impact to net interest income from loans and investments		$6,314	$(5,503)	$(10,193)
Interest income from cash, restricted cash and escrow balances (2)	$3,076,723	15,384	(15,384)	(30,767)
Total impact from hypothetical changes in interest rates		$21,698	$(20,887)	$(40,960)
________________________________________
(1)Represents the UPB of our loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at December 31, 2023.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 5.0%, or approximately $155.0 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at December 31, 2023 would have resulted in a gain of $0.8 million and $1.2 million, respectively, during 2023, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a gain of less than $0.1 million and a loss of $0.3 million, respectively.
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

In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.4 million at December 31, 2023, while a 100 basis point decrease would increase the fair value by $17.3 million.

Item 8. Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Wakefield Investment Holdings LLC, a corporation in which the Company has a 25.0% interest. In the consolidated financial statements, the Company’s equity in the net income of Wakefield Investment Holdings LLC is stated at $34.6 million in 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wakefield Investment Holdings LLC, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

Valuation of Mortgage Servicing Rights

Description of the Matter	The Company’s capitalized mortgage servicing rights (MSRs) totaled $391.3 million as of December 31, 2023. As explained in Note 2 to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. The MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate and servicing cost.

Auditing the valuation of the MSRs was complex and involved a high degree of subjectivity due to the nature of the significant assumptions. In particular, the valuation of the MSRs was sensitive to assumptions such as discount rate and servicing cost, which were based on current market data and had a significant effect on the valuation of the MSRs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the MSR valuation process. This included testing controls over management’s evaluation of the MSR valuations prepared by the independent third-party valuation expert and controls over the data inputs and the significant assumptions used in the discounted cash flow models.

We involved our valuation professionals to assist with our procedures. Our audit procedures included, among others, testing the completeness and accuracy of the data provided to management’s independent third-party valuation expert, evaluating the appropriateness of the methodology used to determine the fair value of the MSRs, testing the mathematical accuracy and significant assumptions utilized for a sample of discounted cash flow models. We utilized information obtained from market participants and recent market activity on other MSR transactions to test management’s assumptions and identify potential sources of contrary information.

Allowance for Credit Losses

Description of the Matter	The Company’s allowance for credit losses related to structured loans totaled $195.7 million as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, management estimated the allowance for credit losses for the expected term of the loan using third party models, which considered loss factors determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit, historical experience and current conditions for similar loans, reasonable and supportable forecasts about the future, and specific factors depending on the nature of the loans. For loans experiencing credit deterioration, management used cash flow models or third party appraisals to estimate the fair value of the underlying collateral securing the impaired loan to estimate the expected credit losses.

Auditing management’s allowance for credit losses for structured loans was complex and involved a high degree of subjectivity due to the significant uncertainty associated with the assumptions used in the estimation. In particular, the estimate was sensitive to significant assumptions, such as historical loss information, reasonable and supportable forecast periods, and depending on the nature of the loan, debt service coverage ratio, loan-to-value and capitalization rates.

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

We involved our valuation professionals to assist with our procedures. Our audit procedures included, among others, evaluating the appropriateness of the methodologies used to estimate the allowance for credit losses, testing the completeness and accuracy of data used in the expected credit loss and cash flow models, and testing the significant assumptions used in the models. We utilized the Company’s historical data and information obtained from market participants to test management’s assumptions and identify potential sources of contrary information.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
New York, New York
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Wakefield Investment Holdings LLC
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the consolidated balance sheet of Wakefield Investment Holdings LLC (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2021, and the related 2021 notes (collectively, referred to as the “consolidated financial statements”, which are not included herein). In our opinion, the 2021 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of their operations and their cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These 2021 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s 2021 consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
Except as explained above, we conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the 2021 consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the 2021 consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the 2021 consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Mortgage Servicing Rights
Description of the Matter
The Company’s capitalized mortgage servicing rights (MSRs) totaled $379 million as of December 31, 2021. As explained in Note A to the consolidated financial statements, the Company recognized MSRs at estimated fair value upon the sale of an originated loan when the Company retained the right to service the loan. Subsequently, the MSRs are amortized over the period of net servicing income or loss and are evaluated for impairment based on the fair value at each reporting date. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the MSRs. The fair value estimates for the MSRs primarily utilize discounted cash flow models that incorporate significant assumptions including discount rate, prepayment rate, servicing cost and estimated life.

Auditing the valuation of MSRs was complex and involved a high degree of subjectivity due to the nature of the assumptions. In particular, the valuation of MSRs was sensitive to assumptions such as discount rate, prepayment rate, servicing cost and estimated life, which were based on current market data and had a significant effect on the valuation of the MSRs.
How We Addressed the Matter in our Audit
We obtained an understanding and evaluated the design of internal controls over the MSR valuation process. This included evaluating the design of controls over management’s evaluation of the MSR valuations prepared by the third-party expert and controls over the data inputs and the significant assumptions used in the discounted cash flow models.
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

/s/ Richey, May & Co., LLP.

We have served as Wakefield Investment Holdings LLC’s auditor since 2020.

Englewood, Colorado
February 14, 2022

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	December 31,
	2023	2022

Assets:
Cash and cash equivalents	$928,974	$534,357
Restricted cash	608,233	713,808
Loans and investments, net (allowance for credit losses of $195,664 and $132,559)	12,377,806	14,254,674
Loans held-for-sale, net	551,707	354,070
Capitalized mortgage servicing rights, net	391,254	401,471
Securities held-to-maturity, net (allowance for credit losses of $6,256 and $3,153)	155,279	156,547
Investments in equity affiliates	79,303	79,130
Due from related party	64,421	77,419
Goodwill and other intangible assets	91,378	96,069
Other assets	490,281	371,440
Total assets	$15,738,636	$17,038,985

Liabilities and Equity:
Credit and repurchase facilities	$3,237,827	$3,841,814
Securitized debt	6,935,010	7,849,270
Senior unsecured notes	1,333,968	1,385,994
Convertible senior unsecured notes, net	283,118	280,356
Junior subordinated notes to subsidiary trust issuing preferred securities	143,896	143,128
Due to related party	13,799	12,350
Due to borrowers	121,707	61,237
Allowance for loss-sharing obligations	71,634	57,168
Other liabilities	343,072	335,789
Total liabilities	12,484,031	13,967,106

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 188,505,264 and 178,230,522 shares issued and outstanding	1,885	1,782
Additional paid-in capital	2,367,188	2,204,481
Retained earnings	115,216	97,049
Total Arbor Realty Trust, Inc. stockholders’ equity	3,117,973	2,936,996
Noncontrolling interest	136,632	134,883
Total equity	3,254,605	3,071,879
Total liabilities and equity	$15,738,636	$17,038,985
________________________________________
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At December 31, 2023 and 2022, assets of our consolidated VIEs totaled $8,614,571 and $9,785,261, respectively, and the liabilities of our consolidated VIEs totaled $6,967,876 and $7,876,024, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income	$1,331,219	$948,401	$466,087
Interest expense	903,228	557,617	212,005
Net interest income	427,991	390,784	254,082
Other revenue:
Gain on sales, including fee-based services, net	72,522	55,816	123,037
Mortgage servicing rights	69,912	69,346	130,230
Servicing revenue, net	130,449	92,192	74,814
Property operating income	5,708	1,877	185
Gain (loss) on derivative instruments, net	6,763	26,609	(2,684)
Other income (loss), net	7,667	(17,563)	7,566
Total other revenue	293,021	228,277	333,148
Other expenses:
Employee compensation and benefits	159,788	161,825	171,796
Selling and administrative	51,260	53,990	45,575
Property operating expenses	5,897	2,136	718
Depreciation and amortization	9,743	8,732	7,215
Provision for loss sharing (net of recoveries)	15,695	1,862	(6,167)
Provision for credit losses (net of recoveries)	73,446	21,169	(21,113)
Litigation settlement	—	7,350	—
Total other expenses	315,829	257,064	198,024
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	405,183	361,997	389,206
Loss on extinguishment of debt	(1,561)	(4,933)	(3,374)
Gain on sale of real estate	—	—	3,693
Income from equity affiliates	24,281	14,247	34,567
Provision for income taxes	(27,347)	(17,484)	(46,285)
Net income	400,556	353,827	377,807
Preferred stock dividends	41,369	40,954	21,888
Net income attributable to noncontrolling interest	29,122	28,044	38,507
Net income attributable to common stockholders	$330,065	$284,829	$317,412

Basic earnings per common share	$1.79	$1.72	$2.30
Diluted earnings per common share	$1.75	$1.67	$2.28

Weighted average shares outstanding:
Basic	184,641,642	165,355,167	137,830,691
Diluted	218,843,613	199,112,630	156,089,595
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid‑in Capital	(Accumulated Deficit) / Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2020	21,272,133	89,472	123,181,173	1,232	1,317,109	(63,442)	1,344,371	138,314	1,482,685
Issuance - common stock	—	—	29,140,369	291	514,302	—	514,593	—	514,593
Repurchase - common stock	—	—	(1,962,499)	(19)	(34,385)	—	(34,404)	—	(34,404)
Issuance - common stock from convertible debt	—	—	386,459	4	(4)	—	—	—	—
Issuance - Series D preferred stock	9,200,000	222,438	—	—	—	—	222,438	—	222,438
Issuance - Series E preferred stock	5,750,000	138,886	—	—	—	—	138,886	—	138,886
Issuance - Series F preferred stock	8,050,000	194,675	—	—	—	—	194,675	—	194,675
Redemption - preferred stock	(3,711,500)	(89,296)	—	—	—	(3,493)	(92,789)	—	(92,789)
Stock-based compensation, net	—	—	616,679	6	891	—	897	—	897
Distributions - common stock	—	—	—	—	—	(191,423)	(191,423)	—	(191,423)
Distributions - preferred stock	—	—	—	—	—	(18,410)	(18,410)	—	(18,410)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(23,366)	(23,366)
Redemption - OP Units	(1,235,538)	(12)	—	—	—	—	(12)	(21,593)	(21,605)
Net income	—	—	—	—	—	339,300	339,300	38,507	377,807
Balance — December 31, 2021	39,325,095	556,163	151,362,181	1,514	1,797,913	62,532	2,418,122	131,862	2,549,984
Cumulative - effect adjustment (1)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (adjusted for adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance - common stock	—	—	26,335,788	263	408,472	—	408,735	—	408,735
Issuance - Series F preferred stock	3,292,000	77,522	—	—	—	—	77,522	—	77,522
Stock-based compensation, net	—	—	532,553	5	6,780	—	6,785	—	6,785
Distributions - common stock	—	—	—	—	—	(255,913)	(255,913)	—	(255,913)
Distributions - preferred stock	—	—	—	—	—	(40,965)	(40,965)	—	(40,965)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(25,103)	(25,103)
Redemption - OP Units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	325,783	325,783	28,044	353,827
Balance — December 31, 2022	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance - common stock	—	—	13,113,296	131	193,530	—	193,661	—	193,661
Repurchase - common stock	—	—	(3,545,604)	(35)	(37,396)	—	(37,431)	—	(37,431)
Stock-based compensation, net	—	—	707,050	7	6,573	—	6,580	—	6,580
Distributions - common stock	—	—	—	—	—	(311,884)	(311,884)	—	(311,884)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(27,373)	(27,373)
Net income	—	—	—	—	—	371,434	371,434	29,122	400,556
Balance — December 31, 2023	42,585,589	$633,684	188,505,264	$1,885	$2,367,188	$115,216	$3,117,973	$136,632	$3,254,605
(1) In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The adoption of this guidance resulted in a $2.5 million increase to the carrying value of our convertible debt, an $8.7 million decrease to additional paid-in capital and a $5.6 million increase to retained earnings at January 1, 2022.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$400,556	$353,827	$377,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,743	8,732	7,215
Stock-based compensation	14,940	14,973	9,929
Amortization and accretion of interest and fees, net	(3,612)	(13,547)	(2,487)
Amortization of capitalized mortgage servicing rights	63,093	59,876	58,615
Originations of loans held-for-sale	(5,074,445)	(4,788,202)	(6,461,023)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,878,021	5,438,623	6,415,169
Mortgage servicing rights	(69,912)	(69,346)	(130,230)
Write-off of capitalized mortgage servicing rights from payoffs	14,736	44,502	32,741
Provision for loss sharing (net of recoveries)	15,695	1,862	(6,167)
Provision for credit losses (net of recoveries)	73,446	21,169	(21,113)
Net (charge-offs) recoveries for loss sharing obligations	(1,229)	(758)	(2,072)
Deferred tax (benefit) provision	(7,349)	(1,741)	10,892
Income from equity affiliates	(24,281)	(14,247)	(34,567)
Distributions from operations of equity affiliates	27,542	16,594	32,953
Loss on extinguishment of debt	1,561	4,933	3,374
Payoffs and paydowns of loans held-for-sale	987	58,751	2,425
Change in fair value of held-for-sale loans	(2,536)	15,703	—
(Gain) loss on derivative instruments, net	(6,763)	(26,609)	2,684
Loss on sale of loans	—	11,180	—
Litigation settlement	—	7,350	—
Gain on real estate	—	—	(3,693)
Changes in operating assets and liabilities	(74,336)	(43,976)	(75,605)
Net cash provided by operating activities	235,857	1,099,649	216,847

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,362,171)	(5,955,061)	(9,209,475)
Payoffs and paydowns of loans and investments	3,359,810	3,423,498	2,370,570
Deferred fees	21,299	57,098	72,182
Contributions to equity affiliates	(18,986)	(17,809)	(48,071)
Distributions from equity affiliates	15,552	26,008	34,283
Payoffs and paydowns of securities held-to-maturity	4,626	19,030	13,317
Due to borrowers and reserves	(141,152)	(239,626)	(57,249)
Proceeds from sale of loans and investments	—	397,338	127,700
Purchase of securities held-to-maturity, net	—	(27,598)	(53,511)
Net cash provided by (used in) investing activities	1,878,978	(2,317,122)	(6,750,254)

Financing activities:
Proceeds from credit and repurchase facilities	9,148,451	11,536,220	15,688,353
Payoffs and paydowns of credit and repurchase facilities	(9,747,252)	(12,153,215)	(13,433,376)
Proceeds from issuance of securitized debt	—	2,762,502	4,281,512
Payoffs and paydowns of securitized debt	(929,782)	(801,141)	(889,150)
Proceeds from issuance of common stock	193,661	408,735	514,593
Proceeds from issuance of preferred stock	—	77,522	555,999
Proceeds from issuance of senior unsecured notes	95,000	437,500	625,000
Payoffs and paydowns of senior unsecured notes	(149,600)	(312,920)	—
Redemption of OP Units	—	(546)	(21,605)
Payments of withholding taxes on net settlement of vested stock	(8,360)	(8,188)	(9,032)
Repurchase of common stock	(37,431)	—	(34,404)
Distributions to stockholders and non-controlling interest	(380,640)	(321,739)	(227,062)
Payment of deferred financing costs	(9,840)	(50,362)	(56,060)
Redemption of preferred stock	—	—	(92,789)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

Extinguishment of convertible senior unsecured notes	—	—	(14,300)
Net cash (used in) provided by financing activities	(1,825,793)	1,574,368	6,887,679
Net increase in cash, cash equivalents and restricted cash	289,042	356,895	354,272
Cash, cash equivalents and restricted cash at beginning of period	1,248,165	891,270	536,998
Cash, cash equivalents and restricted cash at end of period	$1,537,207	$1,248,165	$891,270
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$534,357	$404,580	$339,528
Restricted cash at beginning of period	713,808	486,690	197,470
Cash, cash equivalents and restricted cash at beginning of period	$1,248,165	$891,270	$536,998

Cash and cash equivalents at end of period	$928,974	$534,357	$404,580
Restricted cash at end of period	608,233	713,808	486,690
Cash, cash equivalents and restricted cash at end of period	$1,537,207	$1,248,165	$891,270

Supplemental cash flow information:
Cash used to pay interest	$861,141	$486,826	$175,912
Cash used to pay taxes	30,129	27,560	37,797

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	7,010	7,010	6,767
Investment in real estate, net	39,400	31,200	—
Cumulative - effect adjustment (adoption of convertible debt standard)	—	2,447	—
Loans transferred from loans and investment, net to loans held-for-sale	—	—	65,144
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The COVID-19 pandemic caused significant disruptions to the U.S. and global economies. Although vaccine availability and its usage have led to less negative short-term effects, such as travel bans, quarantines, layoffs and shutdowns, the ongoing longer-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains continue to negatively impact many industries, including the U.S. commercial real estate market. In addition, new strains of COVID-19 continue to emerge, which may cause governments and businesses to re-impose aggressive measures to help slow its spread, making the future impact difficult to predict. The ultimate impact of COVID-19 on the economy, including rising

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
inflation, increasing interest rates, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at December 31, 2023 inherently less certain.
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
We also perform a qualitative assessment beyond model estimates and apply qualitative adjustments as necessary. Our qualitative analysis includes a review of data that may directly impact our estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, loan modification, bankruptcy) which allows us to determine the amount of the expected loss more accurately and reasonably for these investments. We also evaluate the contractual life of our assets to determine if changes are needed for contractual extension options, renewals, modifications, and prepayments.

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
We record a loss on a restructured loan when we grant a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. In addition, a gain or loss may be recorded upon the sale of a loan to a third party in the consolidated statements of income in the period in which the loan was sold.
Loans Held-for-Sale, Net. Loans held-for-sale, net represents our Agency Business commercial real estate loans originated and sold under the GSE and HUD programs, which are generally transferred or sold within 60 days of loan origination, as well as our Private Label loans, which are either sold instantaneously or pooled and securitized, or sold, within 180 days of loan origination. Such loans are reported at the lower of cost or market on an aggregate basis and include the value allocated to the associated future MSRs. During the period prior to its sale, interest income on a loan held-for-sale is calculated in accordance with the terms of the individual loan and the loan origination fees and direct loan origination costs are deferred until the loan is sold. All of our held-for-sale loans are financed with matched borrowings from credit facilities contracted to finance such loans. Interest income and expense are earned or incurred after a loan is closed and before a loan is sold.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated, put presumptively beyond the reach of the entity, even in bankruptcy, (2) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and the entity is constrained from pledging or exchanging the assets it receives, each third party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (3) we or our agents do not maintain effective control over the transferred financial assets or third party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity. We have determined that all loans sold have met these specific conditions and account for all transfers of mortgage loans as completed sales.
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
Key rates: We used discount rates ranging from 9% to 13%, representing a weighted average discount rate of 12%, based on our best estimate of market discount rates to determine the present value of MSRs.
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
We evaluate the MSR portfolio for impairment on a quarterly basis based on the difference between the aggregate carrying amount of the MSRs and their aggregate fair value. We engage an independent third party valuation expert to assist in determining an estimated fair value of our MSR portfolio on a quarterly basis. For purposes of impairment evaluation, the MSRs are stratified based on predominant risk characteristics of the underlying loans, which we have identified as loan type, note rate and yield maintenance provisions. To the extent that the carrying value of the MSRs exceeds fair value, a valuation allowance is established.
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
Investments in Equity Affiliates. We invest in joint ventures that are formed to invest in real estate-related assets or businesses. These joint ventures are not majority owned or controlled by us or are VIEs for which we are not the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. We evaluate these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. We recognize an impairment loss if the estimated fair value of the investment is less

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
than its carrying amount and we determine that the impairment is other-than-temporary. We record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments as income or losses from equity affiliates in the consolidated statements of income.
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
Determining the estimated useful lives of intangible assets also requires judgment. Certain intangible assets, such as GSE licenses, have been deemed to have indefinite lives while other intangible assets, such as broker and borrower relationships and below market rent have been deemed to have finite lives. Our assessment as to which intangible assets are deemed to have finite or indefinite lives is based on several factors including economic barriers of entry for the acquired product lines, scarcity of available GSE licenses, retention trends and our operating plans, among other factors.
Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2023, there were no indicators that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2023.
Real Estate Owned and Held-For-Sale. Real estate acquired is recorded at its estimated fair value, less costs to sell, at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are capitalized. Real estate acquired is recorded in other assets on our consolidated balance sheets.
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
We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. A gain or loss on real estate sold is recognized when the collectability of the sale price is reasonably assured, we are not

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
obligated to perform significant activities after the sale and when control of the asset transfers to the buyer. A gain may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.
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
In connection with our interest rate risk management, we may hedge a portion of our interest rate risk by entering into derivative instrument contracts to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we have used, and may again in the future, use treasury futures and interest rate and credit default swaps as part of our interest rate risk management strategy. Instruments designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
Our treasury futures associated with (1) our held-for-sale Agency Business Private Label loans, and (2) our Structured Business SFR loans, do not meet the criteria for hedge accounting and are tied to the five-year and ten-year treasury rates. Our treasury futures are cleared by a central clearing house and variation margin payments (made in cash) are treated as a legal settlement of the derivative itself, as opposed to a pledge of collateral. Realized and unrealized gains and losses related to our treasury futures are recorded through earnings.
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
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We do not recognize interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. Loans are classified as non-performing once the contractual payments exceed 60 days past due and income from the loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.
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
Other income (loss), net — Other income (loss), net represents loan structuring, modification and defeasance, as well as broker fees and miscellaneous asset management fees associated with our loan and investment portfolio. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.
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
Stock-Based Compensation. We grant stock awards to certain of our employees and directors, consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient’s continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under “employee compensation and benefits” for employees and under “selling and administrative” expense for the Board of Directors.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually.
	Fiscal year 2024, with early adoption permitted	The adoption of this guidance will not have a significant impact on our consolidated financial statements. We do not expect to early adopt and will add the necessary disclosures upon adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance focuses on disclosures around effective tax rates and cash income taxes paid and to improve the usefulness of income tax disclosures for investors. This guidance requires public entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages and to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more. This guidance also makes changes to annual disclosures of income taxes paid for all entities by requiring entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.	First quarter of 2025, with early adoption permitted	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. We do not expect to early adopt and will add the necessary disclosures upon adoption.
Other Recently Issued Accounting Pronouncements
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	December 31, 2023	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$12,273,244	97%	679	8.45%	12.0	0%	78%
Mezzanine loans	248,457	2%	49	8.41%	56.6	48%	80%
Preferred equity investments	85,741	1%	17	3.95%	60.3	53%	82%
SFR permanent loans	7,564	<1%	2	9.84%	13.9	0%	56%
	12,615,006	100%	747	8.42%	13.2	1%	78%
Allowance for credit losses	(195,664)
Unearned revenue	(41,536)
Loans and investments, net	$12,377,806

	December 31, 2022
Bridge loans (5)	$14,096,054	98%	692	8.17%	19.8	0%	76%
Mezzanine loans	213,499	1%	44	8.13%	63.1	42%	77%
Preferred equity investments	110,725	1%	8	7.63%	39.2	46%	79%
SFR permanent loans	35,845	<1%	3	8.76%	32.8	0%	58%
	14,456,123	100%	747	8.17%	20.6	1%	76%
Allowance for credit losses	(132,559)
Unearned revenue	(68,890)
Loans and investments, net	$14,254,674
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at December 31, 2023 and 2022 was 29.4 and 37.9, respectively.
(3)The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.
(4)The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.
(5)At December 31, 2023 and 2022, bridge loans included 354 and 241, respectively, of SFR loans with a total gross loan commitment of $2.51 billion and $1.57 billion, respectively, of which $1.32 billion and $927.4 million, respectively, was funded.
Concentration of Credit Risk
We are subject to concentration risk in that, at December 31, 2023, the UPB related to 31 loans with five different borrowers represented 11% of total assets. At December 31, 2022, the UPB related to 38 loans with five different borrowers represented 11% of total assets. During both 2023 and 2022, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2023, and charge-offs recorded during 2023 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2023	2022	2021	2020	2019	Prior
Multifamily:
Pass	$80,814	$53,316	$26,185	$2,010	$4,598	$20,300	$187,223
Pass/Watch	317,358	2,561,938	2,223,155	119,860	84,600	58,044	5,364,955
Special Mention	24,424	1,762,539	2,631,689	180,750	140,685	350	4,740,437
Substandard	—	435,878	322,987	8,006	—	—	766,871
Doubtful	—	—	13,930	14,800	9,765	—	38,495
Total Multifamily	$422,596	$4,813,671	$5,217,946	$325,426	$239,648	$78,694	$11,097,981	1%	80%
Single-Family Rental:	Percentage of portfolio						88%
Pass	$9,709	$608	$—	$—	$—	$—	$10,317
Pass/Watch	289,482	465,057	144,846	119,692	—	—	1,019,077
Special Mention	31,131	45,145	218,697	—	—	—	294,973
Total Single-Family Rental	$330,322	$510,810	$363,543	$119,692	$—	$—	$1,324,367	0%	62%
Land:	Percentage of portfolio						10%
Pass/Watch	$—	$—	$—	$4,600	$—	$—	$4,600
Special Mention	—	—	—	3,500	—	—	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$8,100	$—	$127,928	$136,028	0%	97%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$35,410	$—	$—	$35,410
Total Office	$—	$—	$—	$35,410	$—	$—	$35,410	0%	80%
Retail:	Percentage of portfolio						<1%
Substandard	$—	$—	$—	$—	$—	$19,520	$19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	63%	66%
	Percentage of portfolio						< 1%
Grand Total	$752,918	$5,324,481	$5,581,489	$488,628	$239,648	$227,842	$12,615,006	1%	78%

Charge-offs	$—	$—	$—	$—	$—	$5,700	$5,700
Geographic Concentration Risk
At December 31, 2023, underlying properties in Texas and Florida represented 24% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2022, underlying properties in Texas and Florida represented 22% and 14%, respectively, of the outstanding balance of our loan and investment portfolio. No other state represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31, 2023
	Multifamily	Land	Retail	Commercial	Single- Family Rental	Office	Other	Total
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$5,819	$1,700	$780	$8,162	$69	$132,559
Provision for credit losses (net of recoveries)	72,886	(10)	(2,526)	—	844	(2,320)	(69)	68,805
Charge-offs	—	—	—	—	—	(5,700)	—	(5,700)
Ending balance	$110,847	$78,058	$3,293	$1,700	$1,624	$142	$—	$195,664

	Year Ended December 31, 2022
Allowance for credit losses:
Beginning balance	$18,707	$77,970	$5,819	$1,700	$319	$8,073	$653	$113,241
Provision for credit losses (net of recoveries)	19,254	98	—	—	461	89	(584)	19,318
Ending balance	$37,961	$78,068	$5,819	$1,700	$780	$8,162	$69	$132,559

	Year Ended December 31, 2021
Allowance for credit losses:
Beginning balance	$36,468	$78,150	$13,861	$1,700	$586	$1,846	$15,718	$148,329
Provision for credit losses (net of recoveries)	(17,761)	(180)	(42)	—	(267)	6,227	(12,292)	(24,315)
Charge-offs	—	—	(8,000)	—	—	—	(2,773)	(10,773)
Ending balance	$18,707	$77,970	$5,819	$1,700	$319	$8,073	$653	$113,241
During 2023, we recorded a $68.8 million provision for credit losses, which was net of $4.8 million of loan loss recovery. The loan loss recovery included $2.5 million for a retail loan that paid off and $2.3 million for a loan on an office building that was converted to a common equity investment, for which the fair value of the property exceeded the carrying value. The increase in the provision for credit losses during 2023 was primarily attributable to the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured loans and investments, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including increases in interest rates, higher unemployment forecasts, and continuing inflationary pressures, including an estimated continual decline in real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At December 31, 2023 and 2022, we had outstanding unfunded commitments of $1.31 billion and $1.15 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.
At December 31, 2023 and 2022, accrued interest receivable related to our loans totaling $124.2 million and $108.5 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$272,493	$260,291	$37,750	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,521	15,037	3,292	0%	88%
Commercial	1,700	1,700	1,700	63%	66%
Total	$427,929	$404,896	$120,611	0%	99%

	December 31, 2022
Land	$134,215	$127,868	$77,869	0%	99%
Retail	22,045	17,563	5,817	14%	79%
Commercial	1,700	1,700	1,700	63%	63%
Total	$157,960	$147,131	$85,386	3%	96%
________________________________________
(1)Represents the UPB of nineteen and seven impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2023 and 2022, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at December 31, 2023 and 2022.
Non-performing and Other Non-accrued Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. At December 31, 2023, sixteen loans with an aggregate net carrying value of $235.6 million, net of related loan loss reserves of $27.1 million, were classified as non-performing and, at December 31, 2022, four loans with an aggregate net carrying value of $2.6 million, net of related loan loss reserves of $5.1 million, were classified as non-performing. Income from non-performing loans is recognized on a cash basis when payments are received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced.
A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2023			December 31, 2022
	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	UPB	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$271,532	$—	$271,532	$2,605	$—	$2,605
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	3,445	—	3,445
Total	$274,152	$—	$274,152	$7,750	$—	$7,750

In this challenging economic environment, we have recently experienced late and partial payments on certain loans in our structured portfolio. At December 31, 2023, these loans included twenty-four multifamily bridge loans with an aggregate UPB of $956.9 million that were 60 days or less past due. We are recognizing income on these loans to the extent cash is received. These loans include one specifically reserved loan with a $3.0 million loan loss reserve and a UPB of $32.6 million.

At both December 31, 2023 and 2022, we had no loans contractually past due 90 days or more that are still accruing interest. During 2023, we recognized $92.5 million of interest income on loans classified as non-accrual at December 31, 2023. During 2022, there was no interest income recognized on loans classified as non-accrual at December 31, 2022.
In addition, we have six loans with a carrying value totaling $121.4 million at December 31, 2023, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both December 31, 2023 and 2022, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
Loan Modifications
In the fourth quarter of 2023, we entered into loan modification agreements with the borrowers of three multifamily bridge loans with an aggregate UPB of $241.0 million, interest rates over SOFR ranging from 4.00% to 4.30% and maturities between October 2024 to January 2025 to: (1) defer a portion of the foregoing interest ranging from 2.00% to 2.15% to payoff, and (2) extend the maturity of each loan by one year. We also agreed to waive 25% of the deferred interest if the loans are paid off by the extended maturity dates.
In the fourth quarter of 2023, we entered into a loan modification agreement on an $86.9 million multifamily bridge loan with an interest rate of SOFR plus 4.25% and a maturity in November 2023 to: (1) change the pay rate of interest to $0.5 million per year, and (2) extend the maturity one year. The remaining interest will be deferred to payoff.
In the fourth quarter of 2023, we converted a first mortgage loan and a preferred equity investment in an office building to a common equity investment, which is included in other assets in our consolidated balance sheets. On the date of the conversion, the investment had a net carrying value of $37.1 million, net of an $8.0 million reserve. Upon conversion, we recognized a $2.3 million loan loss recovery as a result of the fair value of the property exceeding the carrying value of our loan and preferred equity investment. We intend to convert the building to residential condominiums.
In the second quarter of 2023, a borrower of a $70.5 million multifamily bridge loan, with an interest rate of SOFR plus 3.40% and a maturity in September 2024, defaulted on its interest payments and, as a result, this loan was classified as a non-performing loan. In September 2023, the borrower sold the underlying property to a third party who assumed our loan. At the time of the property sale, we entered into a loan modification agreement with the new borrower to extend the maturity to September 2025 and reduce the interest rate to a fixed pay rate of 3.00% and an accrual rate of 3.00% for a total fixed rate of 6.00% for a period of eighteen months, after which the interest rate reverts back to the original rate for the duration of the loan. The new borrower was also required to fund $10.5 million over time: $2.5 million in interest reserves, which was funded at the closing of the loan assumption, and $8.0 million in capital improvements within fifteen months. If the new borrower fails to timely complete the required capital improvements, it will be required to fund a renovation reserve at the lesser of (1) $2.5 million and (2) the difference between the $8.0 million capital commitment and the costs actually incurred for such capital improvements. The key principal is also personally guaranteeing the $8.0 million capital improvement.
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
In 2019, we purchased $50.0 million of a $110.0 million bridge loan, which was collateralized by a hotel property and scheduled to mature in December 2023. In 2021, we recorded a $7.5 million allowance for credit losses due to a reduction in the appraised value of the property. In 2021, we purchased the remaining $60.0 million bridge loan at a discount for $39.9 million, which we determined had experienced a more than insignificant deterioration in credit quality since origination and, therefore, deemed to be a purchased loan with credit deterioration. The $20.1 million discount was classified as a noncredit discount and no portion of the discount was allocated to allowance for credit losses at the date of purchase, since the appraised value of the property was greater than the purchase price. Shortly after the purchase, we entered into a forbearance agreement with the borrower to temporarily reduce the interest rate from LIBOR plus 3.00% with a 1.50% LIBOR floor to a pay rate of 1.00% and to include a $10.0 million principal reduction if the loan is paid off by March 2, 2021. In 2021, we entered into a second forbearance agreement that temporarily eliminated the pay rate, extended the principal reduction payoff deadline to June 30, 2021 and increased the interest rate to an unaccrued default rate of 9.50%, which was deferred until payoff. In June 2021, we received $95.0 million for full satisfaction of these loans, reversed the $7.5 million allowance for credit losses and recorded interest income of $3.5 million.
There were no other loan modifications, refinancings and/or extensions during 2023, 2022 or 2021 to borrowers experiencing financial difficulty.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loan Sales
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
In 2022, we sold 4 bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs totaling $2.0 million and recaptured $78.0 million of capital to be used for future investments. The $2.0 million in fees and costs were recorded as an unrealized impairment loss and included in other income (loss), net on the consolidated statements of income. We retained the right to service these loans.
During 2022, we sold a bridge loan and mezzanine loans totaling $110.5 million, that were collateralized by a land development project, at a discount for $102.2 million. In connection with this transaction, we recaptured $66.3 million of capital to be used for future investments and recorded a $9.2 million loss (including fees and expenses), which was included in other income (loss), net on the consolidated statements of income. We have the potential to recover up to $2.8 million depending on the future performance of the loan.
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2023 and 2022, we had total interest reserves of $156.1 million and $123.7 million, respectively, on 537 loans and 480 loans, respectively, with an aggregate UPB of $8.44 billion and $7.70 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Fannie Mae	$477,212	$173,020
Private Label	50,235	152,735
FHA	11,350	21,021
SFR - Fixed Rate	8,696	12,352
Freddie Mac	4,832	8,938
	552,325	368,066
Fair value of future MSR	7,784	5,557
Unrealized impairment loss	(1,989)	(15,703)
Unearned discount	(6,413)	(3,850)
Loans held-for-sale, net	$551,707	$354,070
During 2023, 2022 and 2021, we sold $4.89 billion, $5.44 billion and $6.42 billion, respectively, of loans held-for-sale. Included in the total loans sold during 2022 and 2021 were Private Label loans totaling $489.3 million and $985.1 million, respectively, which were sold to unconsolidated affiliates of ours who securitized the loans. We retained the most subordinate class of certificates in these securitizations totaling $43.4 million and $85.7 million during 2022 and 2021, respectively, in satisfaction of credit risk retention requirements (see Note 7 for details), and we are also the primary servicer of the mortgage loans.
During 2022, we determined that the fair value of certain loans held-for-sale were below their carrying values and, based on the fair value analysis performed, recorded unrealized impairment losses of $15.7 million which was included in other income (loss), net on the consolidated statements of income. During the first quarter of 2023, we sold several of these impaired loans above the net carrying value and recorded a net gain of $0.9 million.
At December 31, 2023 and 2022, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized MSRs reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The weighted average estimated life remaining of our MSRs was 8.0 years and 8.6 years at December 31, 2023 and 2022, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$386,878	$14,593	$401,471	$395,573	$27,161	$422,734
Additions	67,612	—	67,612	83,115	—	83,115
Amortization	(59,182)	(3,911)	(63,093)	(53,449)	(6,427)	(59,876)
Write-downs and payoffs	(12,726)	(2,010)	(14,736)	(38,361)	(6,141)	(44,502)
Ending balance	$382,582	$8,672	$391,254	$386,878	$14,593	$401,471
We collected prepayment fees totaling $6.4 million and $48.2 million during 2023 and 2022, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At December 31, 2023 and 2022, we had no valuation allowance recorded on any of our MSRs.
The expected amortization of capitalized MSRs recorded at December 31, 2023 is as follows (in thousands):

Year	Amortization
2024	$65,500
2025	62,514
2026	56,969
2027	52,366
2028	45,188
Thereafter	108,717
Total	$391,254
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 6 – Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2023
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$21,264,578	69%	Texas	11%
Freddie Mac	5,181,933	17%	New York	11%
Private Label	2,510,449	8%	California	8%
FHA	1,359,624	4%	North Carolina	8%
Bridge (2)	379,425	1%	Georgia	6%
SFR - Fixed Rate	287,446	1%	Florida	6%
Total	$30,983,455	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2022
Fannie Mae	$19,038,124	68%	Texas	11%
Freddie Mac	5,153,207	18%	New York	11%
Private Label	2,074,859	8%	California	8%
FHA	1,155,893	4%	North Carolina	8%
Bridge (2)	301,182	1%	Georgia	6%
SFR - Fixed Rate	274,764	1%	Florida	5%
Total	$27,998,029	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%
________________________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At December 31, 2023 and 2022, our weighted average servicing fee was 39.1 basis points and 41.1 basis points, respectively. At December 31, 2023 and 2022, we held total escrow balances (including unfunded collateralized loan obligation hold backs) of approximately $1.6 billion and $1.7 billion, respectively, of which approximately $1.5 billion is not included in our consolidated balance sheets at both December 31, 2023 and 2022. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of servicing revenue, net are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Servicing fees	$123,975	$123,937	$123,758
Interest earned on escrows	77,916	24,436	4,191
Prepayment fees	6,387	48,197	38,221
Write-offs of MSRs	(14,736)	(44,502)	(32,741)
Amortization of MSRs	(63,093)	(59,876)	(58,615)
Servicing revenue, net	$130,449	$92,192	$74,814
Note 7 – Securities Held-to-Maturity
Agency Private Label Certificates. In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At December 31, 2023, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.6 years. The weighted average effective interest rate was 8.85% at both December 31, 2023 and 2022, including the accretion of a portion of the discount deemed collectible. Approximately $19.7 million is estimated to mature after one year through five years and $173.1 million is estimated to mature after five years through ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At December 31, 2023, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 6.1 years. The weighted average effective interest rate was 11.28% and 12.20% at December 31, 2023 and 2022, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $5.9 million is estimated to mature within one year, $11.4 million is estimated to mature after one year through five years and $20.4 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
APL certificates	$192,791	$128,865	$(31,331)	$97,534	$2,272
B Piece bonds	37,704	26,414	5,442	31,856	3,984
Total	$230,495	$155,279	$(25,889)	$129,390	$6,256
December 31, 2022
APL certificates	$192,791	$123,475	$(13,348)	$110,127	$2,783
B Piece bonds	41,464	33,072	1,372	34,444	370
Total	$234,255	$156,547	$(11,976)	$144,571	$3,153

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Year Ended December 31, 2023
	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	(511)	3,614	3,103
Ending balance	$2,272	$3,984	$6,256
The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities. At December 31, 2023, no other-than-temporary impairment was recorded on our held-to-maturity securities.
We recorded interest income (including the amortization of discount) related to these investments of $13.6 million, $18.6 million and $13.2 million during 2023, 2022 and 2021, respectively.
Note 8 —Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at December 31, 2023
Equity Affiliates	December 31, 2023	December 31, 2022
Arbor Residential Investor LLC	$32,743	$46,951	$—
AMAC Holdings III LLC	13,591	15,825	—
Fifth Wall Ventures	13,365	13,584	—
AWC Real Estate Opportunity Partners I LP	11,671	—	—
ARSR DPREF I LLC	5,163	—	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$79,303	$79,130	$1,688
Arbor Residential Investor LLC (“ARI”). We invested $9.6 million for a 50% interest in ARI, with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (65%) in a residential mortgage banking business. ARI has no other assets, liabilities or activity other than its investment in Wakefield. At December 31, 2023, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at December 31, 2023. We account for our ownership interest in ARI under the equity method of accounting and ARI accounts for its ownership interest in Wakefield under the equity method of accounting. During 2023, 2022 and 2021, we recorded income of $0.6 million, $4.9 million and $34.6 million, respectively, to income from equity affiliates in the consolidated statements of income. We also received $15.0 million and $23.8 million in cash distributions from this investment during 2023 and 2022, respectively, which were classified as returns of capital.
AMAC III. We committed to a $30.0 million investment for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2023, 2022 and 2021, we recorded losses associated with this investment of $1.9 million, $2.4 million and $1.3 million, respectively. During 2023 and 2022, we made contributions of $0.7 million and $4.9 million, respectively, and received cash distributions totaling $1.1 million and $0.5 million, respectively, which were classified as returns of capital, related to this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fifth Wall. We committed to a $25.0 million investment for a 7.6% interest in two related private equity funds whose investment objective is to invest primarily in technology, technology-enabled or technology-related companies that are relevant or complementary to the build environment, including real estate or real estate-related industries. We have no role in the management of the investment funds. During 2023 and 2022, we made contributions of $1.0 million and $9.7 million, respectively, and, during 2022 we received cash distributions totaling $1.6 million, which was classified as returns of capital, related to this investment. During 2023, we recorded a loss associated with this investment of $1.2 million. Operating results from this investment were de minimis for 2022 and 2021.
AWC Real Estate Opportunity Partners I LP ("AWC"). In the fourth quarter of 2023, we committed to a $24.0 million investment (of which $13.0 million was funded at December 31, 2023) for an initial 99% noncontrolling interest in a fund whose objective is to make investments in sustainable affordable housing structures, with the intention to bring in additional partners. In addition, we entered into an agreement with the general partner to provide a loan, up to a maximum of $0.9 million, to fund a portion of their equity contributions. In the fourth quarter of 2023, this fund purchased our equity interest in North Vermont Avenue (described below) at a discount for $1.3 million, which was recorded as a reduction to our investment in AWC. The remaining capital contribution was used to fund additional qualified purchases.
ARSR DPREF I LLC. In the fourth quarter of 2023, we entered into a joint venture whose objective is to invest in preferred equity investments in commercial real estate and we contributed 50% of a $10.2 million preferred equity loan originated by us to the joint venture. We hold a 50% interest in the joint venture which is structured to reflect joint control, allocation of profits and losses and capital contributions. The agreement provides for a total joint venture contribution of $70.0 million, which may be upsized to $140.0 million.
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
Docsumo Pte. Ltd. (“Docsumo”). We invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using artificial intelligence. Operating results from this investment were de minimis for all periods presented.
West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which matures in September 2025 and bears interest at SOFR plus 4.0% with a SOFR floor of 0.15%. In 2018, we determined that this investment exhibited indicators of impairment and recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment and fully reserved the $1.7 million first mortgage loan. Operating results from this investment were de minimis for all periods presented.
Lexford Portfolio. We own a less than $0.1 million noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2023 and 2022, we received distributions from this investment and recognized income totaling $12.2 million and $11.1 million, net of expenses, respectively. As a result of COVID-19, Lexford did not make any distributions to its equity holders in 2021.
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
Equity Participation Interest. During 2023 and 2022, we received $14.5 million and $2.6 million, respectively, from equity participation interests on properties that were sold and which we had loans that previously paid off. These were classified as returns of capital and recognized as income from equity affiliates.
North Vermont Avenue. We invested $2.4 million for an initial 85% noncontrolling interest in a joint venture that acquired three parcels of land with multiple structures, with the intent to tear down the existing structures and construct a new 202-unit multifamily complex with ground floor retail. Operating results from this investment were de minimis for all periods presented. During 2022, we determined that this investment exhibited indicators of impairment and, as a result of an impairment analysis performed; we recorded an other-than-temporary impairment of $2.4 million to income from equity affiliates for the full carrying amount of this investment. In the fourth quarter of 2023, AWC purchased our equity interest in North Vermont Avenue at a discount for $1.3 million (described above).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
See Note 18 for details of certain investments described above.
Note 9 — Goodwill and Other Intangible Assets
Goodwill. The goodwill balance at both December 31, 2023 and 2022 was $56.6 million.
Other Intangible Assets. The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite‑lived intangible assets:
Broker relationships	$25,000	$(23,307)	$1,693	$25,000	$(20,182)	$4,818
Borrower relationships	14,400	(10,740)	3,660	14,400	(9,300)	5,100
Below market leases	4,010	(3,611)	399	4,010	(3,485)	525
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$72,410	$(37,658)	$34,752	$72,410	$(32,967)	$39,443
The amortization expense recorded for these intangible assets was $4.7 million in each of 2023, 2022 and 2021.
At December 31, 2023, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated annual amortization expense are as follows ($ in thousands):

	Wtd. Avg. Remaining Life (in years)	Estimated Amortization Expense for the Years Ending December 31,
		2024	2025	2026	2027
Finite‑lived intangible assets:
Broker relationships	0.5	$1,693	$—	$—	$—
Borrower relationships	2.5	1,440	1,440	780	—
Below market leases	3.2	126	126	126	21
	2.0	$3,259	$1,566	$906	$21
See Note 20 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

	December 31, 2023				December 31, 2022
	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$2.5B joint repurchase facility (2)	$870,073	$868,077	$1,371,436	7.81%	$1,524,831	$1,516,657	$2,099,447	6.73%
$1B repurchase facility (2)	386,576	385,779	589,533	7.68%	499,891	498,666	703,740	6.39%
$500M repurchase facility	448,411	447,490	597,205	8.38%	155,121	154,653	188,563	7.16%
$499M repurchase facility (2)(3)	355,328	355,328	506,753	7.83%	351,056	351,056	504,506	6.64%
$450M repurchase facility	263,061	262,820	362,465	7.55%	344,576	344,237	450,736	6.36%
$250M credit facility	17,997	17,964	23,088	7.32%	33,246	33,221	43,238	6.25%
$250M repurchase facility	—	—	—	—	—	—	—	—
$225M credit facility	103,552	103,552	139,252	8.04%	47,398	47,398	81,119	6.90%
$200M repurchase facility	32,599	32,579	41,522	7.03%	187,428	186,639	239,678	6.18%
$200M repurchase facility	46,403	45,969	68,762	8.04%	33,155	32,494	47,750	6.95%
$200M repurchase facility	107,355	107,324	141,130	7.44%	155,240	154,516	200,099	6.33%
$121M loan specific credit facilities	120,660	120,328	161,700	6.91%	156,543	156,107	225,805	6.42%
$50M credit facility	29,200	29,200	36,500	7.58%	29,200	29,194	36,500	6.48%
$40M credit facility	—	—	—	—	—	—	—	—
$35M working capital facility	—	—	—	—	—	—	—	—
$25M credit facility	17,093	17,058	22,816	8.09%	19,177	18,701	24,572	6.99%
Repurchase facility - securities (2)(4)	31,033	31,033	—	7.15%	12,832	12,832	—	6.99%
Structured Business total	$2,829,341	$2,824,501	$4,062,162	7.80%	$3,549,694	$3,536,371	$4,845,753	6.59%

Agency Business
$750M ASAP agreement	$73,011	$73,011	$73,781	6.49%	$29,476	$29,476	$30,291	5.21%
$500M joint repurchase facility (2)	7,945	7,833	11,350	7.77%	105,275	104,629	135,641	6.52%
$500M repurchase facility	115,841	115,730	241,895	6.83%	66,866	66,778	66,866	5.73%
$200M credit facility	187,185	187,138	187,185	6.78%	31,519	31,475	33,177	5.76%
$100M credit facility	—	—	—	—	57,974	57,887	57,974	5.76%
$50M credit facility	29,085	29,083	29,418	6.73%	14,671	14,664	14,671	5.65%
$1M repurchase facility (2)(3)	531	531	866	7.86%	534	534	920	6.66%
Agency Business total	$413,598	$413,326	$544,495	6.76%	$306,315	$305,443	$339,540	5.96%
Consolidated total	$3,242,939	$3,237,827	$4,606,657	7.67%	$3,856,009	$3,841,814	$5,185,293	6.54%
________________________________________
(1)At December 31, 2023 and 2022, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $4.8 million and $13.3 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.3 million and $0.9 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)A portion of this facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(4)At December 31, 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $43.1 million. At December 31, 2022, this facility was collateralized by B Piece bonds with a carrying value of $33.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2023, several of our credit and repurchase facilities, in both our Structured Business and Agency Business, converted from a LIBOR-based interest rate to a SOFR-based interest rate for new financings. At December 31, 2023, all of our credit and repurchase facilities are at a SOFR-based interest rate.
Usually, our credit and repurchase facilities have extension options that are at the discretion of the financial institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.
Joint Repurchase Facility. We have a $3.00 billion joint repurchase facility that will reduce to $2.00 billion in March 2024, which is shared between the Structured Business and the Agency Business, and matures in July 2025 with a one-year extension option. This facility is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.
Structured Business. We utilize credit and repurchase facilities with various financial institutions to finance our loans and investments as described below. Many of these facilities have a maximum advance rate between 70% to 83%, depending on the asset type financed.
At December 31, 2023 and 2022, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 8.26% and 6.95%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and working capital facility, was 69% and 73% at December 31, 2023 and 2022, respectively.
We have a $1.00 billion repurchase facility used to finance bridge loans that matures in August 2025, with a one-year extension option. The facility bears interest ranging from SOFR plus 2.25% to 2.50%, with a weighted average spread that must be at least 2.40%.
We have a $500.0 million repurchase facility to finance SFR loans that has an interest rate ranging from SOFR plus 2.76% to 3.26%. The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
We have a $500.0 million repurchase facility to finance SFR loans that has an interest rate ranging from SOFR plus 2.46% to 3.11%, with a 0.25% SOFR floor, and matures in October 2024.
We have a $450.0 million repurchase facility to finance bridge loans that matures in March 2024, with two one-year extension options. The interest rate under the facility is determined on a loan-by-loan basis and includes a floor of SOFR plus 2.00%.
We have a $250.0 million credit facility to finance bridge loans that matures in July 2024 and bears interest at a rate ranging from SOFR plus 2.61% to 3.31% depending on the type of loan financed. This facility includes a $25.0 million sublimit to finance healthcare related loans.

We have a $250.0 million repurchase facility to finance bridge loans that bears interest at a rate ranging from SOFR plus 2.00% to 2.40% depending on the duration of time the loan is being financed. The facility matures in October 2025, with a one-year extension option.
We have a $225.0 million credit facility to finance SFR loans that bears interest at a rate of SOFR plus 2.55%, with an all-in floor rate range of 3.00% to 4.10%, depending on our deposit balance. The facility matures in October 2025.
We have a $200.0 million repurchase facility to finance bridge loans that matures in April 2024, with a six-month extension option, and bears interest at a rate ranging from SOFR plus 1.50% to 1.86%.
We have a $200.0 million repurchase facility to finance SFR loans that matures in March 2025, with a one-year extension option. This facility has an interest rate of SOFR plus 2.55%.
We have a $200.0 million repurchase facility to finance bridge and construction loans that matures in January 2025. This facility has interest rates ranging from SOFR plus 1.75% to 3.50% depending on the type of loan financed, with a SOFR floor determined on a loan-by-loan basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We have several loan specific credit facilities totaling $120.7 million used to finance individual bridge loans. The facilities bear interest at rates ranging from SOFR plus 1.91% to 2.60% and a 3.00% fixed rate. The facilities mature between March 2024 and September 2025.
We have a $50.0 million credit facility to finance bridge loans that bears interest at a rate of SOFR plus 2.10% and matures in April 2024, with a one-year extension option.
We have a $40.0 million credit facility used to purchase loans that bears interest at a rate of SOFR plus 2.35% and matures in April 2026, with a one-year extension option.
We have a $35.0 million unsecured working capital line of credit that bears interest at a rate of SOFR plus 3.00%. This line matures in April 2024 and is typically renewed annually.
We have a $25.0 million credit facility to finance SFR loans that bears interest at a rate of SOFR plus 2.60%, with an all-in floor rate of 4.25%, which matures in October 2025.
We have an uncommitted repurchase facility that is used to finance certificates retained by us from our Q Series securitization and our purchases of B Piece bonds from SBL program securitizations. This facility bears interest at a rate of SOFR plus 2.60% and has no stated maturity date.
Agency Business. We utilize credit and repurchase facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below. The financial institutions that provide these facilities generally have a security interest in the underlying mortgage notes that serve as collateral for these facilities.
We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at a rate of SOFR plus 1.15%, with a 0.25% SOFR floor.
We have a $500.0 million repurchase facility that bears interest at a rate of SOFR plus 1.48% and matures in November 2024.
We have a $200.0 million credit facility that bears interest at a rate of SOFR plus 1.40% and matures in March 2024.
We have a $100.0 million credit facility that bears interest at a rate of SOFR plus 1.46% and matures in July 2024. This facility includes a $37.5 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which bears interest at a rate of SOFR plus 1.86%.
We have a $50.0 million credit facility that bears interest at a rate of SOFR plus 1.35% and matures in September 2024.

We have a letter of credit facility to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program with a total committed amount of up to $75.0 million. The facility bears interest at a fixed rate of 2.875%, matures in September 2025, and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for obligations under the Freddie Mac SBL program. At December 31, 2023, the letters of credit outstanding include $64.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
December 31, 2023	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$872,812	$868,359	7.84%	$1,031,772	$1,028,669	$4,527
CLO 18	1,652,812	1,647,885	7.29%	1,784,921	1,780,930	244,629
CLO 17	1,714,125	1,709,800	7.14%	1,870,388	1,865,878	203,938
CLO 16	1,237,500	1,233,769	6.76%	1,456,872	1,453,297	847
CLO 15 (5)	674,412	673,367	6.82%	734,120	732,498	42,600
CLO 14 (5)	589,345	588,176	6.82%	680,814	679,469	33,271
Total CLOs	6,741,006	6,721,356	7.14%	7,558,887	7,540,741	529,812
Q Series securitization	215,278	213,654	7.38%	287,038	286,053	—
Total securitized debt	$6,956,284	$6,935,010	7.15%	$7,845,925	$7,826,794	$529,812

December 31, 2022
CLO 19	$872,812	$866,605	6.75%	$952,268	$947,336	$64,300
CLO 18	1,652,812	1,645,711	6.19%	1,899,174	1,891,215	85,970
CLO 17	1,714,125	1,707,676	6.16%	1,911,866	1,904,732	145,726
CLO 16	1,237,500	1,231,887	5.79%	1,307,244	1,301,794	106,495
CLO 15	674,412	671,532	5.84%	797,755	795,078	2,861
CLO 14	655,475	652,617	5.80%	732,247	730,057	37,090
CLO 13	462,769	461,005	6.03%	552,182	550,924	37,875
CLO 12	379,283	378,331	6.09%	466,474	465,003	500
Total CLOs	7,649,188	7,615,364	6.10%	8,619,210	8,586,139	480,817
Q Series securitization	236,878	233,906	6.30%	315,837	313,965	—
Total securitized debt	$7,886,066	$7,849,270	6.11%	$8,935,047	$8,900,104	$480,817
________________________________________
(1)Debt carrying value is net of $21.3 million and $36.8 million of deferred financing fees at December 31, 2023 and 2022, respectively.
(2)At December 31, 2023 and 2022, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 7.37% and 6.32%, respectively, and the Q Series securitization was 7.99% and 6.66%, respectively.
(3)At December 31, 2023, twelve loans with an aggregate UPB of $308.3 million were deemed a "credit risk" as defined by the collateralized loan obligations ("CLO") indentures. At December 31, 2022, there were no collateral deemed a “credit risk” as defined by the CLO indentures.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $63.9 million and $230.0 million at December 31, 2023 and 2022, respectively.
(5)The replenishment periods of CLO 14 and CLO 15 ended in September 2023 and December 2023, respectively.

CLO 19. In 2022, we completed CLO 19, issuing nine tranches of CLO notes through a wholly-owned subsidiary totaling $1.05 billion. Of the total CLO notes issued, $872.8 million were investment grade notes issued to third party investors and $177.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $976.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $73.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.05 billion,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
representing leverage of 83%. The notes sold to third parties had an initial weighted average interest rate of 2.36% plus term SOFR and interest payments on the notes are payable monthly.
CLO 18. In 2022, we completed CLO 18, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.86 billion. Of the total CLO notes issued, $1.65 billion were investment grade notes issued to third party investors and $210.1 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.70 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $347.3 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.05 billion, representing leverage of 81%. We retained a residual interest in the portfolio with a notional amount of $397.2 million, including the $210.1 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.81% plus compounded SOFR and interest payments on the notes are payable monthly.
CLO 17. In 2021, we completed CLO 17, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $1.91 billion. Of the total CLO notes issued, $1.71 billion were investment grade notes issued to third party investors and $194.3 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.79 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing has an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $315.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.10 billion, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $385.9 million, including the $194.3 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.68% plus one-month LIBOR and interest payments on the notes are payable monthly.
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
CLO 15. In 2021, we completed CLO 15, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $747.8 million. Of the total CLO notes issued, $674.4 million were investment grade notes issued to third party investors and $73.4 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $653.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had an approximate two-and-a-half-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $162.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $815.0 million, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $140.6 million, including the $73.4 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.37% plus one-month LIBOR and interest payments on the notes are payable monthly.
CLO 14. In 2021, we completed CLO 14, issuing eight tranches of CLO notes through two wholly-owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third party investors and $68.7

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had a two-and-a-half-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.
CLO 13 and 12. In June 2023 and August 2023, we unwound CLO 13 and 12, respectively, redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities. We expensed $1.5 million of deferred financing fees in 2023 related to the unwind of these CLOs, into loss on extinguishment of debt on the consolidated statements of income.
Freddie Mac Q Series Securitization. In December 2022, we completed a Q Series securitization, by which we sold to Freddie Mac 11 floating rate loans totaling $315.8 million that are secured by first priority mortgage liens on 21 multifamily properties that qualify as mission-driven under the Federal Housing Finance Agency guidelines. The Q Series securitization is represented through a series of pass-through certificates (the “Certificates”) issued under a pooling and servicing agreement. We retained certain subordinate and interest-only classes of the Certificates aggregating $79.0 million and the remaining Certificates totaling $236.9 million were purchased by third party investors, representing leverage of 75%. The Certificates sold to third parties pay interest at a rate of 2.00% plus one-month SOFR, excluding fees and transaction costs, and are payable monthly.
As part of the securitization transaction, we released all mortgage servicing obligations and rights to Freddie Mac who was designated as the master servicer. As master servicer, Freddie Mac appointed us as its subservicer, which includes obligations to collect and remit payments and otherwise administer the underlying loans, and a third party as the special servicer. We may, subject to certain limitations, terminate the special servicer, with or without cause, and appoint a successor. In addition, the special servicer must receive our consent prior to certain decisions with respect to a specially serviced mortgage loan.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			December 31, 2023			December 31, 2022
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,697	7.75%	$—	$—	—
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,023	8.50%	150,000	147,519	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,875	5.00%	180,000	177,450	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	267,763	4.50%	270,000	266,926	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,542	5.00%	175,000	172,917	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,444	4.50%	275,000	272,960	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,721	4.75%	110,000	109,369	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024	90,000	89,903	5.75%	90,000	89,514	5.75%
8.00% Notes	Apr. 2020	Apr. 2023	—	—	—	70,750	70,613	8.00%
5.625% Notes	Mar. 2018	May 2023	—	—	—	78,850	78,726	5.63%
			$1,345,000	$1,333,968	5.41%	$1,399,600	$1,385,994	5.40%
________________________________________
(1)At December 31, 2023 and 2022, the carrying value is net of deferred financing fees of $11.0 million and $13.6 million, respectively.
(2)At December 31, 2023 and 2022, the aggregate weighted average note rate, including certain fees and costs, was 5.70% and 5.69%, respectively.
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
In March 2023, we issued $95.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2026 in a private offering. We received proceeds of $93.4 million from the issuance, after deducting the placement agent commission and other offering expenses. We used $70.8 million of the proceeds, which included accrued interest and other fees, to repurchase the remaining portion of our 8.00% senior unsecured notes due in 2023.
In October 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received proceeds of $147.5 million from the issuance, after deducting the underwriting discount and other offering expenses. We used $47.5 million of the proceeds, which included accrued interest and other fees, to repurchase a portion of our 5.625% senior unsecured notes.
In 2021, we issued $180.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2028 in a private offering. We received proceeds of $177.2 million from the issuance, after deducting the underwriting discount and other offering expenses.
In 2021, we issued $270.0 million aggregate principal amount of 4.50% senior unsecured notes due in 2026 in a private offering. We received proceeds of $265.8 million from the issuance, after deducting the underwriting discount and other offering expenses.
In 2021, we issued $175.0 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 in a private offering. We received proceeds of $172.3 million from the issuance, after deducting the underwriting discount and other offering expenses.
In 2020, we issued $70.8 million aggregate principal amount of 8.00% senior unsecured notes due in April 2023 in a private offering. We received proceeds of $69.6 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a portion of the proceeds from the issuance to repay secured indebtedness.
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
In 2018, we issued $125.0 million aggregate principal amount of 5.625% senior unsecured notes due in May 2023 in a private offering. We received proceeds of $122.3 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the proceeds to fully redeem our 7.375% senior unsecured notes. In October 2022, we repaid $46.2 million of the outstanding principal balance as noted above. In May 2023, the remaining balance of these notes matured and were redeemed with cash.
Convertible Senior Unsecured Notes
In 2022, we issued $287.5 million in aggregate principal amount of 7.50% convertible senior notes (the “7.50% Convertible Notes”) through a private placement offering. The 7.50% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in August 2025, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 59.8480 shares of common stock per $1,000 of principal representing a conversion price of $16.71 per share of common stock. We received proceeds of $279.3 million, net of discounts and fees. We used $203.1 million of the net proceeds to repurchase a portion of our 4.75% convertible senior notes (the “4.75% Convertible Notes”), which included $5.2 million of accrued interest and repurchase premiums, and expensed $3.3 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income. At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2023, the 7.50% Convertible Notes had a conversion rate of 60.3915 shares of common stock per $1,000 of principal, which represented a conversion price of $16.56 per share of common stock.
In 2022, the remaining $66.1 million principal amount of our 4.75% Convertible Notes matured and were fully settled with cash.
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
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
December 31, 2023	$287,500	$4,382	$283,118

December 31, 2022	$287,500	$7,144	$280,356
During 2023, we incurred interest expense on the convertible notes totaling $24.8 million, of which $22.1 million and $2.7 million related to the cash coupon and deferred financing fees, respectively. During 2022, we incurred interest expense on the notes totaling $19.8 million, of which $16.9 million and $2.9 million related to the cash coupon and deferred financing fees, respectively. During 2021, we incurred interest expense on the notes totaling $18.6 million, of which $12.8 million, $3.2 million and $2.6 million related to the cash coupon, amortization of the debt discount and of the deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the convertible notes was 8.42% at both December 31, 2023 and 2022.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $143.9 million and $143.1 million at December 31, 2023 and 2022, respectively, which is net of a deferred amount of $9.0 million and $9.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.5 million and $1.6 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate based on LIBOR. The weighted average note rate was 8.48% and 7.65% at December 31, 2023 and 2022, respectively. Including certain fees and costs, the weighted average note rate was 8.56% and 7.74% at December 31, 2023 and 2022, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2023.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at December 31, 2023, as well as on the most recent determination dates in January 2024. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Our CLO compliance tests as of the most recent determination dates in January 2024 are as follows:

Cash Flow Triggers	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	120.00%	120.85%	120.81%	121.71%	123.87%	120.30%
Limit	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	151.42%	157.34%	150.93%	136.66%	137.10%	134.89%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass
________________________________________
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
January 2024	120.00%	120.85%	120.81%	121.71%	123.87%	120.30%
October 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
January 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
________________________________________
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$57,168	$56,064
Provisions for loss sharing	17,864	3,592
Provisions reversal for loan repayments	(2,169)	(1,730)
Recoveries (charge-offs), net	(1,229)	(758)
Ending balance	$71,634	$57,168

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2023 and 2022, we had $34.6 million and $34.4 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2023 and 2022, we had outstanding advances of $1.1 million and $0.8 million, respectively, which were netted against the allowance for loss-sharing obligations.
At December 31, 2023 and 2022, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $37.0 million and $22.7 million, respectively, and represented 0.17% and 0.12%, respectively, of our Fannie Mae servicing portfolio. During 2023, we recorded a $14.3 million increase in CECL reserves.
At December 31, 2023 and 2022, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $3.95 billion and $3.49 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
Agency Rate Lock and Forward Sale Commitments. We enter into contractual commitments to originate and sell mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrower “rate locks” a specified interest rate within time frames established by us. All potential borrowers are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers under the GSE programs, we enter into a forward sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The forward sale contract locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all aspects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for closing of the loan and processing of paperwork to deliver the loan into the sale commitment.
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2023, 2022 and 2021, we recorded net gains of $8.8 million, net losses of $3.6 million and net losses of $0.8 million, respectively, from changes in the fair value of these derivatives and $69.9 million, $69.3 million and $130.2 million, respectively, of income from MSRs. See Note 13 for details
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments, made in cash, and are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At December 31, 2023 and 2022, we had $1.5 million and $9.5 million, respectively, included in others assets, which was comprised of cash posted as collateral of $1.9 million and $6.3 million, respectively, and a $0.4 million loss and a $3.2 million gain, respectively, from the fair value of our treasury futures.
During 2023, 2022 and 2021 we recorded realized gains and unrealized losses of $1.6 million and $3.7 million, realized and unrealized gains of $26.9 million and $3.5 million and realized and unrealized losses of less than $0.1 million and $1.5 million, respectively, to our Agency Business.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	December 31, 2023
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	3	$26,800	Other assets/other liabilities	$428	$(759)
Forward sale commitments	33	559,079	Other assets/other liabilities	6,119	(262)
Treasury futures	82	8,200		—	—
		$594,079		$6,547	$(1,021)

	December 31, 2022
Rate lock commitments	6	$91,472	Other assets/other liabilities	$354	$(1,070)
Forward sale commitments	27	294,451	Other assets/other liabilities	1,151	(3,827)
Treasury futures	1,298	129,800		—	—
		$515,723		$1,505	$(4,897)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2023			December 31, 2022
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$12,615,006	$12,377,806	$12,452,563	$14,456,123	$14,254,674	$14,468,418
Loans held-for-sale, net	552,325	551,707	566,451	368,066	354,070	362,054
Capitalized mortgage servicing rights, net	n/a	391,254	510,472	n/a	401,471	530,913
Securities held-to-maturity, net	230,495	155,279	129,390	234,255	156,547	144,571
Derivative financial instruments	447,609	6,547	6,547	111,950	1,505	1,505

Financial liabilities:
Credit and repurchase facilities	$3,242,939	$3,237,827	$3,228,324	$3,856,009	$3,841,814	$3,828,192
Securitized debt	6,956,284	6,935,010	6,864,557	7,886,066	7,849,270	7,560,541
Senior unsecured notes	1,345,000	1,333,968	1,214,331	1,399,600	1,385,994	1,262,560
Convertible senior unsecured notes, net	287,500	283,118	301,156	287,500	280,356	287,834
Junior subordinated notes	154,336	143,896	106,444	154,336	143,128	103,977
Derivative financial instruments	138,270	1,021	1,021	273,973	4,897	4,897

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
Capitalized mortgage servicing rights, net. Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). The fair value of MSRs is estimated using a process that involves the use of independent third party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the contractually specified servicing fees, prepayment speed of the underlying loans, discount rate, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.
Securities held-to-maturity, net. Fair values are approximated using inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions (Level 3).
Derivative financial instruments. Fair values of rate lock and forward sale commitments are estimated using valuation techniques, which include internally-developed models based on changes in the U.S. Treasury rate and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loans, see capitalized mortgage servicing rights, net above for details on the applicable valuation technique (Level 3). We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives.
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$6,547	$6,547	$—	$6,119	$428

Financial liabilities:
Derivative financial instruments	$1,021	$1,021	$—	$1,021	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at December 31, 2023 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$284,285	$284,285	$—	$—	$284,285
Loans held-for-sale (2)	18,057	18,057	—	18,057	—
	$302,342	$302,342	$—	$18,057	$284,285
________________________________________
(1)We had an allowance for credit losses of $120.6 million relating to nineteen impaired loans with an aggregate carrying value, before loan loss reserves, of $404.9 million at December 31, 2023.
(2)We have an impairment of $2.0 million related to 6 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $20.0 million.
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
Loans held-for-sale are generally expected to be transferred or sold within 60 days to 180 days of loan origination and are reported at lower of cost or market. We consider a loan classified as held-for-sale impaired if, based on current information, it is probable that we will sell the loan below par, or not be able to collect all principal and interest in accordance with the contractual terms of the loan agreement. These loans are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics.
The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Quantitative information about Level 3 fair value measurements at December 31, 2023 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:
Multifamily	$222,540	Discounted cash flows	Capitalization rate	6.35%

Land	50,000	Discounted cash flows	Discount rate	21.50%
			Revenue growth rate	3.00%

			Discount rate	11.25%
Retail	11,745	Discounted cash flows	Capitalization rate	9.25%
			Revenue growth rate	3.00%

Derivative financial instruments:
Rate lock commitments	428	Discounted cash flows	W/A discount rate	13.38%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2023	2022	2021
Derivative assets and liabilities, net
Beginning balance	$354	$295	$1,967
Settlements	(66,407)	(64,896)	(112,836)
Realized gains recorded in earnings	66,053	64,601	110,869
Unrealized gains recorded in earnings	428	354	295
Ending balance	$428	$354	$295
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

December 31, 2023	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$26,800	$428	$759	$—	$1,187
Forward sale commitments	559,079	—	(759)	—	(759)
Loans held-for-sale, net (1)	552,325	7,784	—	(1,989)	5,795
Total		$8,212	$—	$(1,989)	$6,223
________________________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at December 31, 2023 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$12,377,806	$12,452,563	$—	$—	$12,452,563
Loans held-for-sale, net	551,707	566,451	—	558,667	7,784
Capitalized mortgage servicing rights, net	391,254	510,472	—	—	510,472
Securities held-to-maturity, net	155,279	129,390	—	—	129,390

Financial liabilities:
Credit and repurchase facilities	$3,237,827	$3,228,324	$—	$413,326	$2,814,998
Securitized debt	6,935,010	6,864,557	—	—	6,864,557
Senior unsecured notes	1,333,968	1,214,331	1,214,331	—	—
Convertible senior unsecured notes, net	283,118	301,156	—	301,156	—
Junior subordinated notes	143,896	106,444	—	—	106,444
Note 14 — Commitments and Contingencies
Impact of COVID-19. The extent and duration of the economic fallout from the COVID-19 pandemic to our business and our borrowers, particularly rising inflation, increasing interest rates and dislocation in capital markets, remains unclear and presents risk with respect to our financial condition, results of operations, liquidity, and our ability to pay distributions. See Item 1A. Risk Factors and Note 2 for further discussion of COVID-19.
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
At December 31, 2023, we were required to maintain at least $20.3 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At December 31, 2023, the restricted liquidity requirement totaled $76.2 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae.
At December 31, 2023, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $36.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At December 31, 2023, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA, and we believe we have met all requirements at December 31, 2023.

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
Debt Obligations and Operating Leases. At December 31, 2023, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2024	$1,855,247	$10,820	$1,866,067
2025	2,523,024	11,206	2,534,230
2026	1,996,721	11,297	2,008,018
2027	4,510,642	9,782	4,520,424
2028	946,089	9,064	955,153
Thereafter	154,336	27,755	182,091
Total	$11,986,059	$79,924	$12,065,983
At December 31, 2023 and 2022, our leases had remaining lease terms of 0.8 – 10.1 years and 0.2 – 10.4 years, respectively, with a weighted average remaining lease term of 7.6 years and 8.2 years, respectively, and a weighted average discount rate of 5.7% and 6.8%, respectively. We recorded lease expense of $10.9 million, $9.6 million and $9.3 million during 2023, 2022 and 2021, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.31 billion at December 31, 2023 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact in our consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We are currently neither subject to any material litigation nor, to the best of our knowledge, threatened by any material litigation. The following are details of a litigation that was settled and discontinued in 2023.
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
In June 2013, the Trust amended the lawsuits, to, among other things, (1) consolidate the lawsuits into one lawsuit, (2) remove 47 defendants from the lawsuits, none of whom were related to us, so that there were then 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (3) reduce the counts within the lawsuits from over 100 down to 17 (as consolidated, the "Action"). For more detailed information regarding the Action, please refer to Note 14 of our 2022 Annual Report.
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
In early March 2023, the parties to the settlement finalized the settlement documents and on April 25, 2023, the Bankruptcy Court approved the settlement. Following the Bankruptcy Court approval, the parties made the agreed upon payments, the broad mutual releases became effective and on June 23, 2023, the litigation was discontinued, with prejudice.

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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Restricted cash	$593,956	$710,775
Loans and investments, net	7,826,793	8,900,104
Other assets	193,822	174,382
Total assets	$8,614,571	$9,785,261

Liabilities:
Securitized debt	$6,935,010	$7,849,270
Other liabilities	32,867	26,754
Total liabilities	$6,967,877	$7,876,024
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 31 VIEs in which we have a variable interest at December 31, 2023 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at December 31, 2023 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$524,915
APL certificates	131,137
B Piece bonds	30,398
Equity investments	29,876
Agency interest only strips	162
Total	$716,488
________________________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(1)Represents the carrying amount of loans and investments before reserves. At December 31, 2023, $127.9 million of loans to VIEs had corresponding specific loan loss reserves of $77.9 million. The maximum loss exposure at December 31, 2023 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $3.91 billion at December 31, 2023.
Note 16 — Equity
Preferred Stock. In the first quarter of 2022, we completed a public offering of an additional 3,292,000 shares of 6.25% Series F fixed-to-floating rate cumulative redeemable preferred stock, generating net proceeds of $77.1 million after deducting the underwriting discount and other offering expenses. The additional shares issued have the same terms as the original issuance.
The Series D, Series E and Series F preferred stock are not redeemable by us prior to June 2, 2026, August 11, 2026 and October 12, 2026, respectively.
Common Stock. We have an equity distribution agreement with JMP Securities LLC ("JMP") where we may offer and sell up to 25,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2023, we sold 13,113,296 shares of our common stock at an average price of $14.77 per share for net proceeds of $193.7 million. At December 31, 2023, we had 5,176,704 shares available under the agreement.
In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During 2023, we repurchased 3,545,604 shares of our common stock under this program at a total cost of $37.4 million and an average cost of $10.56 per share. In December 2023, the Board of Directors authorized an increase to the remaining availability under the share repurchase program to $150.0 million. At December 31, 2023, there was $150.0 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At December 31, 2023, there were 16,293,589 OP Units outstanding, which represented 8.0% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2023 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 15, 2023	$0.40	January 3, 2023	$0.3984375	$0.390625	$0.390625
May 3, 2023	$0.42	March 31, 2023	$0.3984375	$0.390625	$0.390625
July 26, 2023	$0.43	June 30, 2023	$0.3984375	$0.390625	$0.390625
October 25, 2023	$0.43	September 29, 2023	$0.3984375	$0.390625	$0.390625
		December 29, 2023	$0.3984375	$0.390625	$0.390625
Common Stock – On February 14, 2024, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on March 15, 2024 to common stockholders of record as of the close of business on March 4, 2024.
We have determined that 100% of the common stock and preferred stock dividends paid during 2023, 2022 and 2021 represented ordinary income to our stockholders for income tax purposes. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2023. As a result, no portion of the 2023 dividends should be treated as excess inclusion income for federal income tax purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.
During 2023, we issued 943,788 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.3 million, of which: (1) 299,710 shares with a grant date fair value of $3.6 million were fully vested on the grant date; (2) 277,751 shares with a grant date fair value of $3.4 million will vest in 2024; (3) 253,479 shares with a grant date fair value of $3.0 million will vest in 2025; (4) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (5) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We issued 40,796 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.
During 2022, we issued 652,596 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.1 million, of which: (1) 232,899 shares with a grant date fair value of $4.0 million were fully vested on the grant date; (2) 217,840 shares with a grant date fair value of $3.7 million vested in 2023; (3) 181,968 shares with a grant date fair value of $3.1 million will vest in 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in 2026. We issued 25,012 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.
In 2021, we issued 384,758 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Plan with a total grant date fair value of $6.4 million, of which: (1) 144,951 shares with a grant date fair value of $2.4 million vested on the grant date; (2) 101,475 shares with a grant date fair value of $1.7 million vested in 2022; (3) 88,788 shares with a grant date fair value of $1.5 million vested in 2023; (4) 25,479 shares with a grant date fair value of $0.4 million will vest in 2024; and (5) 24,065 shares with a grant date fair value of $0.4 million will vest in 2025. In April 2021, we granted our chief executive officer 184,729 shares of restricted common stock with a grant date fair value of $3.1 million that vest in full in April 2024. In July 2021, we granted our chief executive officer 165,746 shares of performance based restricted stock with a grant date fair value of $3.0 million, which vest in full in July 2024.
In 2023, 2022 and 2021, previously granted performance-based restricted stock units of 352,427 units, 381,503 units and 448,980 units, respectively, fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2022, 2021 and 2020, respectively. The 352,427 units, 381,503 units and 448,980 units vested in full and were net settled for 172,513 shares, 186,772 shares and 229,083 shares, respectively, of common stock in 2023, 2022 and 2021. respectively. In addition, 313,152 shares, 246,508 shares and 294,985 shares of performance-based restricted stock granted in 2020, 2019 and 2018, respectively, vested in 2023, 2022 and 2021, respectively, which were net settled for 153,287 shares, 120,665 shares and 150,530 shares, respectively, of common stock.
During 2023, 2022 and 2021, we recorded total stock-based compensation expense of $14.2 million, $14.2 million and $9.3 million, respectively, to employee compensation and benefits and $0.7 million, $0.8 million and $0.6 million, respectively, to selling and administrative expense.
During 2023, a total of 874,611 shares of restricted stock and restricted stock units vested with a grant date fair value of $11.1 million.
At December 31, 2023 and 2022, there were 1,657,078 shares and 1,389,427 shares, respectively, of unvested restricted common stock with a grant date fair value of $23.7 million and $21.3 million, respectively.
At December 31, 2023, total unrecognized compensation cost related to unvested restricted common stock was $8.1 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.8 years.
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
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$330,065	$330,065	$284,829	$284,829	$317,412	$317,412
Net income attributable to noncontrolling interest (2)	—	29,122	—	28,044	—	38,507
Interest expense on convertible notes (3)	—	24,832	—	20,166	—	—
Net income attributable to common stockholders and noncontrolling interest	$330,065	$384,019	$284,829	$333,039	$317,412	$355,919
Weighted average shares outstanding	184,641,642	184,641,642	165,355,167	165,355,167	137,830,691	137,830,691
Dilutive effect of OP Units (2)	—	16,293,589	—	16,304,638	—	16,818,722
Dilutive effect of convertible notes (3)	—	17,294,392	—	16,900,204	—	506,949
Dilutive effect of restricted stock units (4)	—	613,990	—	552,621	—	933,233
Weighted average shares outstanding	184,641,642	218,843,613	165,355,167	199,112,630	137,830,691	156,089,595
Net income per common share (1)	$1.79	$1.75	$1.72	$1.67	$2.30	$2.28
________________________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)Beginning January 1, 2022, the effective date we adopted ASU 2020-06, we started utilizing the if-converted method of calculating EPS to reflect the impact of our convertible senior notes. For 2021, the convertible senior notes impacted diluted EPS if the average price of our common stock exceeded the conversion price, as calculated in accordance with the terms of the indenture.
(4)Our chief executive officer was granted restricted stock units, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
Note 17 — Income Taxes
We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT–taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2023, 2022 and 2021, and therefore, have not provided for REIT federal income tax expense in any of those years. In 2023, 2022 and 2021, the REIT incurred no state income tax expense. We have elected to retain excess inclusion income rather than passing it through to our stockholders.
Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture, are owned or conducted through our TRS Consolidated Group, the majority of the income of which is subject to U.S. federal, state and local income taxes. The TRS Consolidated Group had no federal net operating losses remaining from prior years. For 2023, 2022 and 2021, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $27.3 million, $17.5 million and $46.3 million, respectively. In 2023, the change in the valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets was released in the amount of $0.3 million. In 2022, the change in the valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets was due to the impact of state tax rate changes. In 2021, valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets subject to loss limitation rules was released in the amount of $0.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Pre‑tax GAAP income:
REIT	$320,045	$303,320	$239,356
TRS Consolidated Group	107,858	67,991	184,736
Total pre‑tax GAAP income	$427,903	$371,311	$424,092
Our provision for income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax provision:
Federal	$26,269	$14,167	$27,454
State	8,427	5,058	7,939
Total	34,696	19,225	35,393
Deferred tax (benefit) provision:
Federal	$(5,272)	$(1,373)	$8,287
State	(1,783)	(370)	2,744
Valuation allowance	(294)	2	(139)
Total	(7,349)	(1,741)	10,892
Total income tax expense	$27,347	$17,484	$46,285
A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
REIT non‑taxable income	(15.7)%	(17.2)%	(11.9)%
State and local income taxes, net of federal tax benefit	1.2%	1.0%	2.0%
Other	(0.1)%	(0.1)%	(0.2)%
Effective income tax rate	6.4%	4.7%	10.9%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Expenses not currently deductible	$27,144	$22,755
Loan loss reserves	7,088	7,159
Net operating and capital loss carryforwards	188	454
Valuation allowance	—	(294)
Other	346	441
Deferred tax assets, net	$34,766	$30,515
Deferred tax liabilities:
Mortgage servicing rights	$28,286	$26,975
Intangibles	5,565	6,457
Interest in equity affiliates—net	2,719	6,237
Deferred tax liabilities, net	$36,570	$39,669
At both December 31, 2023 and 2022, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards and no capital loss carryforwards.
At both December 31, 2023 and 2022, the TRS Consolidated Group had no federal net operating loss carryforwards remaining. During 2023, the TRS Consolidation Group utilized in full its capital loss carryforward of approximately $1.1 million.
At both December 31, 2023 and 2022, the TRS Consolidated Group had state net operating loss carryforwards of $0.2 million, which will begin to expire in 2036.
The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2017-2021. While the impact of the current income tax examinations were undetermined, it is not expected to be material to our consolidated financial statements.
We have assessed our tax positions for all open years, which includes 2017-2023, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2017 through 2023.
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During 2023, 2022 and 2021, we incurred $3.2 million, $3.3 million and $3.2 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $64.4 million and $77.4 million at December 31, 2023 and 2022, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2023 and 2022 and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $13.8 million and $12.4 million at December 31, 2023 and 2022, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
executives’ charter. During 2023, 2022 and 2021, we reimbursed the aircraft owner $0.8 million, $1.1 million and $0.2 million, respectively, for the flights chartered by our executives pursuant the agreement.
In May 2023, we committed to fund a $56.9 million bridge loan ($6.0 million was funded at December 31, 2023) for an SFR build-to-rent construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $0.4 million for 2023.
In July 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($6.3 million was funded at December 31, 2023) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and matures in March 2025. Interest income recorded from this loan was $0.2 million for 2023.
In April 2022, we committed to fund a $67.1 million bridge loan (none of which was funded at December 31, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.2 million and $0.1 million for 2023 and 2022, respectively.
In February 2022, we committed to fund a $39.4 million bridge loan ($9.4 million was funded at December 31, 2023) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan had an interest rate of LIBOR plus 4.00% with a LIBOR floor of 0.25%, that was changed to SOFR in July 2023, and matures in March 2025. Interest income recorded from this loan was $0.4 million and $0.1 million for 2023 and 2022, respectively.
In 2021, we invested $4.2 million for 49.3% interest in a limited liability company (“LLC”) which purchased a retail property for $32.5 million and assumed an existing $26.0 million CMBS loan. A portion of the property can potentially be converted to office space, of which we obtain the right to occupy, in part. An entity owned by an immediate family member of our chief executive officer also made an investment in the LLC for a 10% ownership, is the managing member and holds the right to purchase our interest in the LLC.
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of LIBOR plus 3.75% with a LIBOR floor of 0.25%, that was changed to SOFR in July 2023, and was scheduled to mature in March 2024. In December 2023, this loan paid off in full. Interest income recorded from this loan was $5.6 million, $3.7 million and $2.1 million for 2023, 2022 and 2021, respectively.
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75%, that was changed to SOFR in July 2023, and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($31.4 million was funded at December 31, 2023) and the maturity date for both loans was extended to October 2024. Interest income recorded from these loans was $2.8 million, $1.3 million and $0.5 million for 2023, 2022 and 2021, respectively.
In 2020, we committed to fund a $30.5 million bridge loan, and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan had an interest rate of LIBOR plus 5.50% with a LIBOR floor of 0.75% and was scheduled to mature in May 2023. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.8 million ($36.3 million was funded at December 31, 2023), and the interest rate was changed to SOFR plus 5.25% with a SOFR floor of 1.00%. In addition, the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $3.6 million, $1.6 million and $0.6 million for 2023, 2022 and 2021, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.3 million for all periods presented.
We had a $35.0 million bridge loan and a $10.0 million preferred equity interest on an office building. The bridge loan was scheduled to mature in October 2023 and the preferred equity investment was scheduled to mature in June 2027. The day-to-day operations were being managed by an affiliated entity of an immediate family member of our chief executive officer. In September 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. Interest income recorded from these loans was $1.3 million for 2021. In the fourth quarter of 2023, we converted these loans in the building to a common equity investment. See Note 3 for details.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.9 million was funded at December 31, 2023) for an 18% interest in AMAC III. During 2023, 2022 and 2021, we recorded losses of $1.9 million, $2.4 million and $1.3 million, respectively, and received cash distributions totaling $1.1 million and $0.5 million in 2023 and 2022, respectively, associated with this investment. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bore interest at a rate of LIBOR plus 3.50%, that was changed to SOFR in July 2023, and was scheduled to mature in August 2023, which was extended to August 2024. Interest income recorded from the bridge loan was $3.1 million, $1.9 million and $1.3 million for 2023, 2022 and 2021, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan had an interest rate of LIBOR plus 4.75% with a LIBOR floor of 0.25%, that was changed to SOFR in July 2023, and was scheduled to mature in August 2023, which was extended to August 2024. Interest income recorded from this loan was $2.2 million, $1.4 million and $1.3 million for 2023, 2022 and 2021, respectively.
In 2017, we originated two bridge loans totaling $28.0 million on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 45% of the borrowing entity. The loans had an interest rate of LIBOR plus 5.25% with LIBOR floors ranging from 1.24% to 1.54% and were scheduled to mature in 2020. The borrower refinanced these loans with a $31.1 million bridge loan we originated in 2019 with an interest rate of LIBOR plus 4.00% and a LIBOR floor of 1.80%, which was scheduled to mature in October 2022. In May 2022, this loan paid off in full. Interest income recorded from this loan was $0.8 million and $1.9 million for 2022 and 2021, respectively.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2023. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 20% of the original UPB. Upon the sale, we received a 1% loan assumption fee which was governed by existing loan agreements that were in place when the loan was originated in 2015, prior to such purchase. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.

In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00% and a January 2024 maturity. In January 2024, the maturity was extended one year to January 2025. Interest income recorded from this loan was $0.2 million for all period presented. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities.

In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At December 31, 2023, we had an indirect interest of 12.3% in this entity. We recorded income from equity affiliates related to this investment of $0.6 million, $4.9 million and $34.6 million for 2023, 2022 and 2021, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2023 and 2022, we also received cash distributions totaling $15.0 million and $23.8 million, respectively, from this investment, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million during 2020. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $12.2 million and $11.1 million during 2023 and 2022, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2023, this debt had an aggregate outstanding balance of approximately $600.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At December 31, 2023, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents approximately 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.
Note 19 — Employee Benefits
401(k). We have a 401(k) defined contribution plan (the “401(k) Plan”) which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee’s contribution. We have the option to increase the employer match based on our operating results. In 2023, 2022 and 2021, we recorded $1.2 million, $1.0 million and $0.8 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.
Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan”) which is offered to certain full-time employees and is subject to the rules of section 409A of the Internal Revenue Code. The Deferred Comp Plan can be modified or discontinued at any time. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (1) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (2) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2023, 2022 and 2021, there were $3.1 million, $3.3 million and $2.2 million, respectively, of employee deferrals. At December 31, 2023 and 2022, we had recorded liabilities totaling $37.6 million and $28.7 million, respectively, and assets of $30.2 million and $24.7 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.
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

	Year Ended December 31, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$1,279,433	$51,786	$—	$1,331,219
Interest expense	880,602	22,626	—	903,228
Net interest income	398,831	29,160	—	427,991
Other revenue:
Gain on sales, including fee-based services, net	—	72,522	—	72,522
Mortgage servicing rights	—	69,912	—	69,912
Servicing revenue	—	193,542	—	193,542
Amortization of MSRs	—	(63,093)	—	(63,093)
Property operating income	5,708	—	—	5,708
Gain on derivative instruments, net	—	6,763	—	6,763
Other income, net	4,868	2,799	—	7,667
Total other revenue	10,576	282,445	—	293,021
Other expenses:
Employee compensation and benefits	53,507	106,281	—	159,788
Selling and administrative	23,234	28,026	—	51,260
Property operating expenses	5,897	—	—	5,897
Depreciation and amortization	5,052	4,691	—	9,743
Provision for loss sharing (net of recoveries)	—	15,695	—	15,695
Provision for credit losses (net of recoveries)	70,344	3,102	—	73,446
Total other expenses	158,034	157,795	—	315,829
Income before extinguishment of debt, income from equity affiliates and income taxes	251,373	153,810	—	405,183
Loss on extinguishment of debt	(1,561)	—	—	(1,561)
Income from equity affiliates	24,281	—	—	24,281
Benefit from (provision for) income taxes	803	(28,150)	—	(27,347)
Net income	274,896	125,660	—	400,556
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	29,122	29,122
Net income attributable to common stockholders	$233,527	$125,660	$(29,122)	$330,065

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$903,622	$44,779	$—	$948,401
Interest expense	538,659	18,958	—	557,617
Net interest income	364,963	25,821	—	390,784
Other revenue:
Gain on sales, including fee-based services, net	—	55,816	—	55,816
Mortgage servicing rights	—	69,346	—	69,346
Servicing revenue	—	152,068	—	152,068
Amortization of MSRs	—	(59,876)	—	(59,876)
Property operating income	1,877	—	—	1,877
Gain on derivative instruments, net	—	26,609	—	26,609
Other income (loss), net	(2,360)	(15,203)	—	(17,563)
Total other revenue	(483)	228,760	—	228,277
Other expenses:
Employee compensation and benefits	56,032	105,793	—	161,825
Selling and administrative	26,059	27,931	—	53,990
Property operating expenses	2,136	—	—	2,136
Depreciation and amortization	4,041	4,691	—	8,732
Provision for loss sharing (net of recoveries)	—	1,862	—	1,862
Provision for credit losses (net of recoveries)	19,770	1,399	—	21,169
Litigation settlement	7,350	—	—	7,350
Total other expenses	115,388	141,676	—	257,064
Income before extinguishment of debt, income from equity affiliates and income taxes	249,092	112,905	—	361,997
Loss on extinguishment of debt	(4,933)	—	—	(4,933)
Income from equity affiliates	14,247	—	—	14,247
Provision for income taxes	(821)	(16,663)	—	(17,484)
Net income	257,585	96,242	—	353,827
Preferred stock dividends	40,954	—	—	40,954
Net income attributable to noncontrolling interest	—	—	28,044	28,044
Net income attributable to common stockholders	$216,631	$96,242	$(28,044)	$284,829

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$427,039	$39,048	$—	$466,087
Interest expense	194,435	17,570	—	212,005
Net interest income	232,604	21,478	—	254,082
Other revenue:
Gain on sales, including fee-based services, net	—	123,037	—	123,037
Mortgage servicing rights	—	130,230	—	130,230
Servicing revenue	—	133,429	—	133,429
Amortization of MSRs	—	(58,615)	—	(58,615)
Property operating income	185	—	—	185
Loss on derivative instruments, net	—	(2,684)	—	(2,684)
Other income, net	7,491	75	—	7,566
Total other revenue	7,676	325,472	—	333,148
Other expenses:
Employee compensation and benefits	51,225	120,571	—	171,796
Selling and administrative	21,064	24,511	—	45,575
Property operating expenses	718	—	—	718
Depreciation and amortization	2,524	4,691	—	7,215
Provision for loss sharing (net of recoveries)	—	(6,167)	—	(6,167)
Provision for credit losses (net of recoveries)	(21,223)	110	—	(21,113)
Total other expenses	54,308	143,716	—	198,024
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	185,972	203,234	—	389,206
Loss on extinguishment of debt	(3,374)	—	—	(3,374)
Gain on real estate	2,466	1,227	—	3,693
Income from equity affiliates	34,567	—	—	34,567
Provision for income taxes	(5,940)	(40,345)	—	(46,285)
Net income	213,691	164,116	—	377,807
Preferred stock dividends	21,888	—	—	21,888
Net income attributable to noncontrolling interest	—	—	38,507	38,507
Net income attributable to common stockholders	$191,803	$164,116	$(38,507)	$317,412
________________________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$619,487	$309,487	$928,974
Restricted cash	595,342	12,891	608,233
Loans and investments, net	12,377,806	—	12,377,806
Loans held-for-sale, net	—	551,707	551,707
Capitalized mortgage servicing rights, net	—	391,254	391,254
Securities held-to-maturity, net	—	155,279	155,279
Investments in equity affiliates	79,303	—	79,303
Goodwill and other intangible assets	12,500	78,878	91,378
Other assets and due from related party	453,073	101,629	554,702
Total assets	$14,137,511	$1,601,125	$15,738,636

Liabilities:
Debt obligations	$11,520,492	$413,327	$11,933,819
Allowance for loss-sharing obligations	—	71,634	71,634
Other liabilities and due to related parties	369,588	108,990	478,578
Total liabilities	$11,890,080	$593,951	$12,484,031

	December 31, 2022
Assets:
Cash and cash equivalents	$200,514	$333,843	$534,357
Restricted cash	713,615	193	713,808
Loans and investments, net	14,254,674	—	14,254,674
Loans held-for-sale, net	—	354,070	354,070
Capitalized mortgage servicing rights, net	—	401,471	401,471
Securities held-to-maturity, net	—	156,547	156,547
Investments in equity affiliates	79,130	—	79,130
Goodwill and other intangible assets	12,500	83,569	96,069
Other assets and due from related party	367,837	81,022	448,859
Total assets	$15,628,270	$1,410,715	$17,038,985

Liabilities:
Debt obligations	$13,195,120	$305,442	$13,500,562
Allowance for loss-sharing obligations	—	57,168	57,168
Other liabilities and due to related parties	299,559	109,817	409,376
Total liabilities	$13,494,679	$472,427	$13,967,106

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2023	2022	2021
Origination Data:
Structured Business
Bridge:
Multifamily	$415,330	$5,468,222	$9,101,139
SFR	524,060	613,819	415,501
	939,390	6,082,041	9,516,640

Mezzanine / Preferred Equity	43,953	69,606	203,875
Total new loan originations	$983,343	$6,151,647	$9,720,515

Number of Loans Originated	150	318	422

SFR Commitments	$1,150,687	$1,086,833	$760,448

Loan runoff	$3,354,055	$3,818,554	$2,516,771

Agency Business
Origination Volumes by Investor:
Fannie Mae	$3,773,532	$2,919,566	$3,389,312
Freddie Mac	756,827	1,353,001	1,016,142
Private Label	299,934	217,542	1,436,853
FHA	257,199	188,394	430,320
SFR - Fixed Rate	19,328	89,683	136,931
Total	$5,106,820	$4,768,186	$6,409,558
Total loan commitment volume	$5,207,148	$5,146,718	$6,347,752

Agency Business Loan Sales Data:
Fannie Mae	$3,469,340	$3,139,414	$3,675,763
Freddie Mac	715,530	1,456,595	1,081,702
Private Label	441,319	515,086	985,094
FHA	240,079	241,457	480,275
SFR - Fixed Rate	22,931	86,071	192,335
Total	$4,889,199	$5,438,623	$6,415,169
Sales margin (fee-based services as a % of loan sales) (1)	1.48%	1.34%	1.92%
MSR rate (MSR income as a % of loan commitments)	1.34%	1.35%	2.05%
________________________________________

(1)2022 includes $17.1 million of gains recognized on treasury futures related to Private Label loans sold, which is included in gain (loss) on derivative instruments, net in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$21,264,578	47.4	7.4
Freddie Mac	5,181,933	24.0	8.5
Private Label	2,510,449	19.5	6.7
FHA	1,359,624	14.4	19.2
Bridge	379,425	10.9	3.2
SFR - Fixed Rate	287,446	20.1	5.1
Total	$30,983,455	39.1	8.0

	December 31, 2022
Fannie Mae	$19,038,124	50.2	8.0
Freddie Mac	5,153,207	25.0	9.0
Private Label	2,074,859	18.5	7.6
FHA	1,155,893	14.9	19.5
Bridge	301,182	12.5	1.7
SFR - Fixed Rate	274,764	19.8	6.0
Total	$27,998,029	41.1	8.6

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
($ in thousands)

Type	Location	Periodic Payment Terms (1)	Maturity Date (2)	Interest Pay Rate Index (3)	Prior Liens	Face Amount (4)	Carrying Amount (5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2024 - 2026	SOFR+ 0.00% to 5.75%	$—	$10,789,936	$10,665,252	$—
				SOFR Floor 0.10% to 5.36%
				Fixed 3.00% to 12.00%
Single‑Family Rental	Various	IO / PI	2024 - 2026	SOFR+ 0.00% to 6.25%	—	1,316,803	1,301,522	—
				SOFR Floor 0.10% to 5.36%
Land	CA	IO	2025	SOFR+ 4.00%	—	118,595	40,726	—
				SOFR Floor 0.15%
				Fixed 0.00%
Office	NY	IO	2024	SOFR+ 3.50%	—	35,410	35,268	—
Retail	CT	IO	2024	SOFR+ 3.50%	—	12,500	10,127	—
				SOFR Floor 1.00%
Total Bridge Loans less than 3% of carrying amount of total loans					—	12,273,244	12,052,895	—
Total Bridge Loans					—	12,273,244	12,052,895	—

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2024 - 2034	Fixed 3.50% to 14.00%	1,203,261	232,104	223,008	—
Land	CA	IO	2024	Fixed 0.00%	—	9,333	9,333	—
Retail	Various	IO	2024	SOFR+ 3.50%	—	7,020	6,100	—
				SOFR Floor 1.00%
				Fixed 12.00%
Total Mezzanine Loans					1,203,261	248,457	238,441	—
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2024 - 2033	Fixed 0.00% to 16.00%	439,722	75,941	71,020	—
Land	TX	IO	2024 - 2025	Fixed 0.00%	—	8,100	7,910	—
Commercial	NY	IO	2024	Fixed 6.00%	29,792	1,700	—	—
Total Preferred Equity Investments					469,514	85,741	78,930	—
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Single‑Family Rental	Various	IO / PI	2024 - 2025	SOFR + 3.98% to 4.90%	—	7,564	7,540	—
				SOFR Floor 0.25%
					—	7,564	7,540	—
Total Loans					$1,672,775	$12,615,006	$12,377,806	$—
________________________________________
(1)IO = Interest Only, PI = Principal and Interest.
(2)Maturity date does not include possible extensions.
(3)References to SOFR are to one-month SOFR unless specifically stated otherwise.
(4)During 2023, $1.74 billion of loans were extended.
(5)The federal income tax basis is approximately $12.62 billion.
(6)Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS (Continued)
($ in thousands)
The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$14,254,674	$11,981,048	$5,285,868
Additions during period:
New loan originations	983,343	6,151,647	9,720,515
Funding of unfunded loan commitments (1)	835,484	381,831	200,694
Accretion of unearned revenue	41,125	37,468	25,618
Recoveries of reserves	4,776	1,500	24,315
Loan charge‑offs	—	—	10,773
Deductions during period:
Loan payoffs and paydowns	(3,354,055)	(3,818,554)	(2,516,771)
Unfunded loan commitments (1)	(260,789)	(376,404)	(623,639)
Unearned revenue and costs	(13,772)	(51,808)	(69,528)
Reclassification to real estate owned	(39,400)	(31,200)	(880)
Provision for loan losses	(73,580)	(20,818)	—
Reclassification to held-for-sale loans	—	(36)	(65,144)
Use of loan charge‑offs	—	—	(10,773)
Balance at end of year	$12,377,806	$14,254,674	$11,981,048
________________________________________
(1)In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2023.
No change in internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, at December 31, 2023, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arbor Realty Trust, Inc and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
February 20, 2024
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2023 all filings required by Section 16(a) of the Exchange Act were made timely.
The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2024 Proxy Statement is incorporated herein by reference.
The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2024 Proxy Statement is incorporated herein by reference.
The information regarding our corporate governance under the caption “Board Committees” in the 2024 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information contained in the section captioned “Executive Compensation” of the 2024 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2024 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2024 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information regarding our independent accountants’ fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2024 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)and (c) Financial Statements and Schedules.
See the index to the consolidated financial statements and schedules included in Item 8 of this report.
Exhibits.

Exhibit #	Description	Form	Exhibit #	Filing Date

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/2003
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	8/7/2007
3.3	Articles Supplementary of Arbor Realty Trust, Inc.	S-11	3.2	11/13/2003
3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock.	8-A	3.7	6/2/2021
3.5	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock.	8-A	3.5	8/11/2021
3.6	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock.	8-A	3.6	10/12/2021
3.7	New Articles Supplementary classifying 3,565,000 shares of 6.25% Series F Cumulative Redeemable Preferred Stock	8-K	3.2	2/7/2022
3.8	Articles Supplementary designating Special Voting Preferred Stock.	8-K	3.1	7/15/2016
3.9	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	10-K	3.9	2/17/2023
4.1	Form of Certificate for Common Stock.	S-11/A		12/31/2003
4.2	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	6/2/2021
4.3	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	8/11/2021
4.4	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	10/12/2021
4.5	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee.	8-K	4.1	5/4/2021
4.6	Indenture, dated as of August 5, 2022, between Arbor Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	8/5/2022
4.7	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.5).
4.8	Description of securities of Arbor Realty Trust, Inc.	10-K	4.13	2/14/2020
4.9	Form of 7.50% Convertible Senior Notes due 2025 (included in Exhibit 4.10).
4.10	Indenture, dated as of October 11, 2022, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	10/11/2022
4.11	Form of 8.50% Senior Notes due 2027 (included in Exhibit 4.10).
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.	8-K	10.3	7/15/2016
10.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.	S-11	10.6	11/13/2003
10.3	Form of Restricted Stock Agreement.	S-11	10.9	11/13/2003
10.4	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.	S-11	10.10	11/13/2003
10.5	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.30	5/11/2009

Exhibit #	Description	Form	Exhibit #	Filing Date

10.6	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.31	5/11/2009
10.7	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.	10-Q	10.32	5/11/2009
10.8	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.	10-Q	10.33	5/11/2009
10.9	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.	10-Q	10.34	5/11/2009
10.10	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.4	5/5/2017
10.11	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-K	10.12	2/15/2019
10.12	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	7/30/2021
10.13	Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K).	8-K	2.1	3/2/2016
10.14	Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto.	8-K	10.1	3/2/2016
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	10.1	7/15/2016
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	1.1	5/10/2017
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.	8-K	10.5	7/15/2016
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.	8-K	10.6	7/15/2016
10.19	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.1	7/31/2020
10.20	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.2	7/30/2021
10.21	Pooling and Servicing Agreement, dated as of February 1, 2022, by and among Arbor Private Label Depositor, LLC, Midland Loan Services, Computershare Trust Company and Wilmington Trust.	10-Q	10.1	5/6/2022

Exhibit #	Description	Form	Exhibit #	Filing Date

10.22	Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto.	8-K	10.1	5/4/2021
10.23	Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	S-4	10.2	6/28/2021
10.24	First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	10/29/2021
10.25	Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.1	10/29/2021
10.26	Third Amendment dated February 7, 2022 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	5/6/2022
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Richey, May & Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Arbor Realty Trust, Inc. Clawback Policy
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2023, filed on February 20, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule IV.

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

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman
Date: February 20, 2024	Name:	Ivan Kaufman
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 20, 2024
Ivan Kaufman

/s/ Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024
Paul Elenio

/s/ Kenneth J. Bacon	Director	February 20, 2024
Kenneth J. Bacon

/s/ Caryn Effron	Director	February 20, 2024
Caryn Effron

/s/ Edward Farrell	Director	February 20, 2024
Edward Farrell

/s/ William C. Green	Director	February 20, 2024
William C. Green

/s/ Melvin F. Lazar	Director	February 20, 2024
Melvin F. Lazar

/s/ Joseph Martello	Director	February 20, 2024
Joseph Martello

/s/ Elliot Schwartz	Director	February 20, 2024
Elliot Schwartz

/s/ Carrie Wilkens	Director	February 20, 2024
Carrie Wilkens