Form 10-Q
period 2024-03-31
ARBOR REALTY TRUST INC
filed 2024-05-03
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 188,514,660 shares of common stock outstanding at April 26, 2024.

Forward-Looking Statements
The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024 and in our other reports and filings with the SEC.
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic, macroeconomic and geopolitical conditions generally, and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; inflation; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$908,049	$928,974
Restricted cash	546,643	608,233
Loans and investments, net (allowance for credit losses of $211,942 and $195,664)	12,001,544	12,377,806
Loans held-for-sale, net	322,875	551,707
Capitalized mortgage servicing rights, net	385,520	391,254
Securities held-to-maturity, net (allowance for credit losses of $7,597 and $6,256)	155,413	155,279
Investments in equity affiliates	90,244	79,303
Due from related party	104,365	64,421
Goodwill and other intangible assets	90,205	91,378
Other assets	499,998	490,281
Total assets	$15,104,856	$15,738,636

Liabilities and Equity:
Credit and repurchase facilities	$2,913,483	$3,237,827
Securitized debt	6,691,958	6,935,010
Senior unsecured notes	1,335,013	1,333,968
Convertible senior unsecured notes	283,776	283,118
Junior subordinated notes to subsidiary trust issuing preferred securities	144,096	143,896
Due to related party	14,159	13,799
Due to borrowers	95,807	121,707
Allowance for loss-sharing obligations	72,790	71,634
Other liabilities	319,466	343,072
Total liabilities	11,870,548	12,484,031

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 189,452,116 and 188,505,264 shares issued and outstanding	1,895	1,885
Additional paid-in capital	2,372,336	2,367,188
Retained earnings	91,770	115,216
Total Arbor Realty Trust, Inc. stockholders' equity	3,099,685	3,117,973
Noncontrolling interest	134,623	136,632
Total equity	3,234,308	3,254,605
Total liabilities and equity	$15,104,856	$15,738,636
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At March 31, 2024 and December 31, 2023, assets of our consolidated VIEs totaled $8,289,662 and $8,614,571, respectively, and the liabilities of our consolidated VIEs totaled $6,715,750 and $6,967,877, respectively. See Note 14 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Interest income	$321,292	$327,947
Interest expense	217,676	219,373
Net interest income	103,616	108,574
Other revenue:
Gain on sales, including fee-based services, net	16,666	14,589
Mortgage servicing rights	10,199	18,458
Servicing revenue, net	31,526	29,565
Property operating income	1,570	1,381
Gain (loss) on derivative instruments, net	(5,257)	4,223
Other income, net	2,333	4,882
Total other revenue	57,037	73,098
Other expenses:
Employee compensation and benefits	47,694	42,399
Selling and administrative	13,933	13,623
Property operating expenses	1,678	1,383
Depreciation and amortization	2,571	2,624
Provision for loss sharing (net of recoveries)	273	3,177
Provision for credit losses (net of recoveries)	19,118	22,517
Total other expenses	85,267	85,723
Income before income from equity affiliates and income taxes	75,386	95,949
Income from equity affiliates	1,418	14,326
Provision for income taxes	(3,592)	(8,029)
Net income	73,212	102,246
Preferred stock dividends	10,342	10,342
Net income attributable to noncontrolling interest	4,997	7,585
Net income attributable to common stockholders	$57,873	$84,319

Basic earnings per common share	$0.31	$0.47
Diluted earnings per common share	$0.31	$0.46

Weighted average shares outstanding:
Basic	188,710,390	181,116,674
Diluted	222,926,076	214,910,974

Dividends declared per common share	$0.43	$0.40
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended March 31, 2024
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	42,585,589	$633,684	188,505,264	$1,885	$2,367,188	$115,216	$3,117,973	$136,632	$3,254,605
Stock-based compensation, net	—	—	946,852	10	5,148	—	5,158	—	5,158
Distributions - common stock	—	—	—	—	—	(81,314)	(81,314)	—	(81,314)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,006)	(7,006)
Net income	—	—	—	—	—	68,215	68,215	4,997	73,212
Balance – March 31, 2024	42,585,589	$633,684	189,452,116	$1,895	$2,372,336	$91,770	$3,099,685	$134,623	$3,234,308

Three Months Ended March 31, 2023
Balance – January 1, 2023	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance - common stock	—	—	5,635,800	56	82,688	—	82,744	—	82,744
Repurchase - common stock	—	—	(886,432)	(9)	(9,662)	—	(9,671)	—	(9,671)
Stock-based compensation, net	—	—	841,113	9	780	—	789	—	789
Distributions - common stock	—	—	—	—	—	(73,666)	(73,666)	—	(73,666)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,517)	(6,517)
Net income	—	—	—	—	—	94,661	94,661	7,585	102,246
Balance – March 31, 2023	42,585,589	$633,684	183,821,003	$1,838	$2,278,287	$107,697	$3,021,506	$135,951	$3,157,457

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$73,212	$102,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,571	2,624
Stock-based compensation	6,020	5,901
Amortization and accretion of interest and fees, net	(46)	(236)
Amortization of capitalized mortgage servicing rights	16,631	15,416
Originations of loans held-for-sale	(857,805)	(1,033,384)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,085,374	921,522
Mortgage servicing rights	(10,199)	(18,458)
Write-off of capitalized mortgage servicing rights from payoffs	1,787	3,307
Provision for loss sharing (net of recoveries)	273	3,177
Provision for credit losses (net of recoveries)	19,118	22,517
Net charge-offs for loss sharing obligations	883	(588)
Deferred tax (benefit) provision	(3,952)	3,164
Income from equity affiliates	(1,418)	(14,326)
Distributions from operations of equity affiliates	—	4,748
Change in fair value of held-for-sale loans	(19)	(2,960)
Loss (gain) on derivative instruments, net	5,257	(4,223)
Payoffs and paydowns of loans held-for-sale	14	13
Changes in operating assets and liabilities	(77,745)	(67,245)
Net cash provided by (used in) operating activities	259,956	(56,785)

Investing Activities:
Loans and investments funded, originated and purchased	(313,557)	(380,633)
Payoffs and paydowns of loans and investments	670,388	1,191,076
Deferred fees	3,464	3,953
Contributions to equity affiliates	(9,593)	(500)
Distributions from equity affiliates	69	11,567
Payoffs and paydowns of securities held-to-maturity	47	2,580
Due to borrowers and reserves	(19,234)	—
Net cash provided by investing activities	331,584	828,043

Financing activities:
Proceeds from credit and repurchase facilities	1,865,362	1,849,389
Paydowns and payoffs of credit and repurchase facilities	(2,187,147)	(2,042,692)
Payoffs and paydowns of securitized debt	(246,165)	(344,547)
Proceeds from issuance of common stock	—	82,744
Proceeds from issuance of senior unsecured notes	—	95,000
Payoffs and paydowns of senior unsecured notes	—	(70,750)
Payments of withholding taxes on net settlement of vested stock	(862)	(5,112)
Repurchase of common stock	—	(9,671)
Distributions to stockholders	(98,667)	(90,530)
Payment of deferred financing costs	(6,576)	(3,866)
Net cash used in financing activities	(674,055)	(540,035)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,515)	231,223
Cash, cash equivalents and restricted cash at beginning of period	1,537,207	1,248,165
Cash, cash equivalents and restricted cash at end of period	$1,454,692	$1,479,388
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$928,974	$534,357
Restricted cash at beginning of period	608,233	713,808
Cash, cash equivalents and restricted cash at beginning of period	$1,537,207	$1,248,165

Cash and cash equivalents at end of period	$908,049	$774,544
Restricted cash at end of period	546,643	704,844
Cash, cash equivalents and restricted cash at end of period	$1,454,692	$1,479,388

Supplemental cash flow information:
Cash used to pay interest	$209,712	$213,849
Cash used to pay taxes	567	1,032

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on preferred stock	7,010	7,010
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2023 Annual Report.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, increasing interest rates, bank failures, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at March 31, 2024 inherently less certain.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Recently Issued Accounting Pronouncements
In March 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, effective in the first quarter of 2025. We currently do not have any transactions that fall under the scope of this ASU; therefore, the adoption is not expected to have an impact on our consolidated financial statements.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2023 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2023.
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	March 31, 2024	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,866,289	97%	698	8.11%	11.4	0%	81%
Mezzanine loans	260,414	2%	55	7.87%	53.3	49%	82%
Preferred equity investments	117,431	1%	26	5.09%	57.9	54%	78%
SFR permanent loans	5,728	<1%	2	9.94%	12.8	0%	53%
Total UPB	12,249,862	100%	781	8.07%	12.8	2%	81%
Allowance for credit losses	(211,942)
Unearned revenue	(36,376)
Loans and investments, net	$12,001,544

	December 31, 2023
Bridge loans (5)	$12,273,244	97%	679	8.45%	12.0	0%	78%
Mezzanine loans	248,457	2%	49	8.41%	56.6	48%	80%
Preferred equity investments	85,741	1%	17	3.95%	60.3	53%	82%
SFR permanent loans	7,564	<1%	2	9.84%	13.9	0%	56%
Total UPB	12,615,006	100%	747	8.42%	13.2	1%	78%
Allowance for credit losses	(195,664)
Unearned revenue	(41,536)
Loans and investments, net	$12,377,806
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
(2)Including extension options, the weighted average remaining months to maturity at March 31, 2024 and December 31, 2023 was 27.6 and 29.4, respectively.
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
(5)At March 31, 2024 and December 31, 2023, bridge loans included 389 and 354, respectively, of SFR loans with a total gross loan commitment of $3.21 billion and $2.86 billion, respectively, of which $1.45 billion and $1.32 billion, respectively, was funded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Concentration of Credit Risk
We are subject to concentration risk in that, at both March 31, 2024 and December 31, 2023, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During the three months ended March 31, 2024 and the year ended December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.
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
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at March 31, 2024, and charge-offs recorded for the three months ended March 31, 2024 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2024	2023	2022	2021	2020	Prior
Multifamily:
Pass	$36,060	$92,062	$52,027	$8,835	$2,010	$24,879	$215,873
Pass/Watch	36,501	319,437	2,336,702	1,846,835	119,860	113,100	4,772,435
Special Mention	9,069	3,014	1,771,071	2,787,716	28,250	167,229	4,766,349
Substandard	—	21,100	467,123	151,612	8,006	350	648,191
Doubtful	—	—	4,800	174,235	14,800	9,765	203,600
Total Multifamily	$81,630	$435,613	$4,631,723	$4,969,233	$172,926	$315,323	$10,606,448	2%	84%
Single-Family Rental:	Percentage of portfolio						87%
Pass	$—	$—	$9,476	$9,673	$—	$—	$19,149
Pass/Watch	105,172	308,123	446,660	174,652	126,066	—	1,160,673
Special Mention	6,496	57,147	77,385	129,906	—	—	270,934
Total Single-Family Rental	$111,668	$365,270	$533,521	$314,231	$126,066	$—	$1,450,756	0%	63%
Land:	Percentage of portfolio						12%
Pass/Watch	$—	$—	$—	$—	$8,100	$—	$8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$—	$8,100	$127,928	$136,028	0%	97%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$—	$35,410	$—	$35,410
Total Office	$—	$—	$—	$—	$35,410	$—	$35,410	0%	80%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$19,520	$19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	95%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	66%
	Percentage of portfolio						< 1%
Grand Total	$193,298	$800,883	$5,165,244	$5,283,464	$342,502	$464,471	$12,249,862	2%	81%

Charge-offs	$—	$—	$—	$1,500	$—	$—	$1,500

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2023, and charge-offs recorded during 2023 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2023	2022	2021	2020	2019	Prior
Multifamily:
Pass	$80,814	$53,316	$26,185	$2,010	$4,598	$20,300	$187,223
Pass/Watch	317,358	2,561,938	2,223,155	119,860	84,600	58,044	5,364,955
Special Mention	24,424	1,762,539	2,631,689	180,750	140,685	350	4,740,437
Substandard	—	435,878	322,987	8,006	—	—	766,871
Doubtful	—	—	13,930	14,800	9,765	—	38,495
Total Multifamily	$422,596	$4,813,671	$5,217,946	$325,426	$239,648	$78,694	$11,097,981	1%	80%
Single-Family Rental:	Percentage of portfolio						88%
Pass	$9,709	$608	$—	$—	$—	$—	$10,317
Pass/Watch	289,482	465,057	144,846	119,692	—	—	1,019,077
Special Mention	31,131	45,145	218,697	—	—	—	294,973
Total Single-Family Rental	$330,322	$510,810	$363,543	$119,692	$—	$—	$1,324,367	0%	62%
Land:	Percentage of portfolio						10%
Pass/Watch	$—	$—	$—	$4,600	$—	$—	$4,600
Special Mention	—	—	—	3,500	—	—	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$8,100	$—	$127,928	$136,028	0%	97%
Office:	Percentage of portfolio						1%
Special Mention	—	—	—	35,410	—	—	35,410
Total Office	$—	$—	$—	$35,410	$—	$—	$35,410	0%	80%
Retail:	Percentage of portfolio						< 1%
Substandard	—	—	—	—	—	19,520	19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Other	$—	$—	$—	$—	$—	$1,700	$1,700	63%	66%
	Percentage of portfolio						< 1%
Grand Total	$752,918	$5,324,481	$5,581,489	$488,628	$239,648	$227,842	$12,615,006	1%	78%

Charge-offs	$—	$—	$—		$—	$5,700	$5,700
Geographic Concentration Risk
At March 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2023, underlying properties in Texas and Florida represented 24% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2024
	Multifamily	Land	Retail	Single-Family Rental	Commercial	Office	Other	Total
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$3,293	$1,624	$1,700	$142	$—	$195,664
Provision for credit losses (net of recoveries)	16,652	62	—	1,113	—	(49)	—	17,778
Charge-offs	(1,500)	—	—	—	—	—	—	(1,500)
Ending balance	$125,999	$78,120	$3,293	$2,737	$1,700	$93	$—	$211,942

	Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$5,819	$781	$1,700	$8,162	$68	$132,559
Provision for credit losses (net of recoveries)	20,387	18	—	192	—	(56)	(23)	20,518
Ending balance	$58,348	$78,086	$5,819	$973	$1,700	$8,106	$45	$153,077
During the three months ended March 31, 2024 and 2023, we recorded a $17.8 million and a $20.5 million provision for credit losses on our structured portfolio, respectively. The additional provision for credit losses during the three months ended March 31, 2024 was primarily attributable to specifically impaired multifamily loans and the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including an increase in interest rates, higher unemployment forecasts, and continuing inflationary pressures, including an estimated continual decline in real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At March 31, 2024 and December 31, 2023, we had outstanding unfunded commitments of $1.59 billion and $1.31 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.
At March 31, 2024 and December 31, 2023, accrued interest receivable related to our loans totaling $131.0 million and $124.2 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	March 31, 2024
Asset Class	UPB	Carrying Value (1)	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$352,223	$338,772	$50,500	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,521	15,037	3,292	0%	95%
Commercial	1,700	1,700	1,700	0%	100%
Total	$507,659	$483,377	$133,361	0%	99%

	December 31, 2023
Multifamily	$272,493	$260,291	$37,750	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,521	15,037	3,292	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$427,929	$404,896	$120,611	0%	99%
________________________
(1)Represents the UPB of twenty-two and nineteen impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at March 31, 2024 and December 31, 2023, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at March 31, 2024 and December 31, 2023.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At March 31, 2024, twenty-one loans with an aggregate net carrying value of $406.1 million, net of loan loss reserves of $32.9 million, were classified as non-performing and, at December 31, 2023, sixteen loans with an aggregate net carrying value of $235.6 million, net of related loan loss reserves of $27.1 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2024			December 31, 2023
	UPB	61 - 90 Days Past Due	Greater Than 90 Days Past Due	UPB	61 - 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$462,207	$—	$462,207	$271,532	$—	$271,532
Commercial	1,700	—	1,700	1,700	—	1,700
Retail	920	—	920	920	—	920
Total	$464,827	$—	$464,827	$274,152	$—	$274,152
Other Non-accrued Loans
In this challenging economic environment, we have recently experienced late and partial payments on certain loans in our structured portfolio. At March 31, 2024 and December 31, 2023, these loans included twelve and twenty-four multifamily bridge loans with a total UPB of $489.4 million and $956.9 million, respectively, that were 60 days or less past due. We are recognizing income on these loans only to the extent cash is received. This decrease was due to $174.9 million of loans progressing to greater than 60 days past due and $712.9 million of loans that were modified and are now performing in accordance with the terms of their modifications, including bringing the loans current by paying past due interest owed (see Loan Modifications section below), partially offset by an additional $420.3 million of loans in the first quarter of 2024 that are now less than 60 days past due and are recently experiencing late and partial payments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At both March 31, 2024 and December 31, 2023, we had no loans contractually past due 90 days or more that are still accruing interest. During the three months ended March 31, 2024 and 2023, we recorded $8.7 million and $0.6 million, respectively, of interest income on non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at March 31, 2024, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 7.91%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2024 and December 31, 2023, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
Loan Modifications
We may amend or modify loans that involve other-than-insignificant payment delays and provide interest rate reductions and/or extend the maturity dates for borrowers experiencing financial difficulty based on specific facts and circumstances. All of the below modified loans were performing pursuant to their contractual terms at March 31, 2024.
During the first quarter of 2024, we modified twenty-three multifamily bridge loans with a total UPB of $1.07 billion. These loans contained interest rates with pricing over SOFR ranging from 3.25% to 4.25% and maturities between April 2024 to August 2025. As part of the modification of these loans, borrowers invested additional capital to recapitalize their projects in exchange for temporary rate relief, which we provided through a pay and accrual feature. The capital invested by the borrowers was in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan and (4) bringing any delinquent loans current by paying past due interest owed. In each case, we reduced the pay rate and deferred the remaining portion of the foregoing interest until payoff. The pay rates were amended to either SOFR, a spread over SOFR or a fixed rate, with the balance of the interest due under the original loan terms being deferred. At March 31, 2024, these modified loans had a weighted average pay rate of 6.95% and a weighted average accrual rate of 1.86%. These modified loans included: (1) loans totaling $712.9 million that were less than 60 days past due at December 31, 2023; (2) two specifically impaired loans with a total loan loss reserve of $7.0 million and a total UPB of $49.6 million; and (3) fifteen loans with a total UPB of $671.0 million that were extended between twelve and thirty months.
During the first quarter of 2024, we also modified sixteen multifamily bridge loans with a total UPB of $692.8 million. The modification terms required the borrowers to invest additional capital in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed. The modifications on eleven of these loans with a total UPB of $456.5 million included extensions between two and nineteen months.
As of March 31, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $28.0 million, which are generally subject to performance covenants that must be met by the borrower to receive funding.
In the fourth quarter of 2023, we modified an $86.9 million multifamily bridge loan with an interest rate of SOFR plus 4.25% and a maturity in November 2023 to: (1) change the pay rate of interest to SOFR plus available cash flow which has approximated $0.5 million per month, and (2) extend the maturity one year. The remaining interest will be deferred to payoff.
In the fourth quarter of 2023, we modified three multifamily bridge loans with a total UPB of $241.0 million, interest rates over SOFR ranging from 4.00% to 4.30% and maturities between October 2024 to January 2025 to: (1) defer a portion of the foregoing interest ranging from 2.00% to 2.15% to payoff; and (2) extend the maturity of each loan by one year. We also agreed to waive 25% of the deferred interest if the loans are paid off by the extended maturity dates.
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
There were no other material loan modifications, refinancings and/or extensions during the three months ended March 31, 2024 or year ended December 31, 2023 for borrowers experiencing financial difficulty.
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

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2024 and December 31, 2023, we had total interest reserves of $167.6 million and $156.1 million, respectively, on 572 loans and 537 loans, respectively, with a total UPB of $8.47 billion and $8.44 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Fannie Mae	$209,743	$477,212
Freddie Mac	90,658	50,235
Private Label	11,350	11,350
SFR - Fixed Rate	8,683	8,696
FHA	4,309	4,832
	324,743	552,325
Fair value of future MSR	4,656	7,784
Unrealized impairment loss	(1,971)	(1,989)
Unearned discount	(4,553)	(6,413)
Loans held-for-sale, net	$322,875	$551,707
During the three months ended March 31, 2024 and 2023, we sold $1.09 billion and $932.7 million, respectively, of loans held-for-sale.
During 2022, we recorded a net impairment loss of $5.2 million on seven Private Label loans with a UPB of $129.9 million and a net carrying value of $116.4 million. During the first quarter of 2023, we sold these impaired loans above the net carrying value and recorded a gain of $0.9 million.
At March 31, 2024 and December 31, 2023, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 9% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.7 years and 8.0 years at March 31, 2024 and December 31, 2023, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2024
	Originated	Acquired	Total
Beginning balance	$382,582	$8,672	$391,254
Additions	12,684	—	12,684
Amortization	(15,821)	(810)	(16,631)
Write-downs and payoffs	(1,698)	(89)	(1,787)
Ending balance	$377,747	$7,773	$385,520

	Three Months Ended March 31, 2023
Beginning balance	$386,878	$14,593	$401,471
Additions	13,886	—	13,886
Amortization	(14,287)	(1,129)	(15,416)
Write-downs and payoffs	(2,841)	(466)	(3,307)
Ending balance	$383,636	$12,998	$396,634
We collected prepayment fees totaling $0.4 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At March 31, 2024 and December 31, 2023, we had no valuation allowance recorded on any of our MSRs.
The expected amortization of capitalized MSRs recorded at March 31, 2024 is as follows (in thousands):

Year	Amortization
2024 (nine months ending 12/31/2024)	$50,032
2025	63,963
2026	58,488
2027	53,971
2028	46,721
Thereafter	112,345
Total	$385,520
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2024
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$21,548,221	69%	New York	11%
Freddie Mac	5,301,291	17%	Texas	11%
Private Label	2,524,013	8%	North Carolina	8%
FHA	1,365,329	4%	California	7%
Bridge (2)	380,712	1%	Georgia	6%
SFR - Fixed Rate	265,429	1%	Florida	6%
Total	$31,384,995	100%	New Jersey	5%
			Illinois	4%
			Other (3)	42%
			Total	100%

December 31, 2023
Fannie Mae	$21,264,578	69%	Texas	11%
Freddie Mac	5,181,933	17%	New York	11%
Private Label	2,510,449	8%	California	8%
FHA	1,359,624	4%	North Carolina	8%
Bridge (2)	379,425	1%	Georgia	6%
SFR - Fixed Rate	287,446	1%	Florida	6%
Total	$30,983,455	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At March 31, 2024 and December 31, 2023, our weighted average servicing fee was 38.8 basis points and 39.1 basis points, respectively. At March 31, 2024 and December 31, 2023, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.4 billion and $1.6 billion, respectively, of which approximately $1.3 billion and $1.5 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Servicing fees	$31,780	$29,210
Interest earned on escrows	17,754	17,003
Prepayment fees	410	2,075
Write-offs of MSRs	(1,787)	(3,307)
Amortization of MSRs	(16,631)	(15,416)
Servicing revenue, net	$31,526	$29,565
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At March 31, 2024, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 7.1 years. The weighted average effective interest rate was 8.84% at March 31, 2024 and 8.85% at December 31, 2023, including the accretion of a portion of the discount deemed collectible. At March 31, 2024, $192.8 million is maturing within five years through 10 years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At March 31, 2024, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 13.9 years. The weighted average effective interest rate was 11.26% and 11.28% at March 31, 2024 and December 31, 2023, respectively, including the accretion of a portion of the discount deemed collectible. At March 31, 2024, $37.7 million is maturing after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
March 31, 2024
APL certificates	$192,791	$130,280	$(28,703)	$101,577	$2,157
B Piece bonds	37,657	25,133	7,090	32,223	5,440
Total	$230,448	$155,413	$(21,613)	$133,800	$7,597
December 31, 2023
APL certificates	$192,791	$128,865	$(31,331)	$97,534	$2,272
B Piece bonds	37,704	26,414	5,442	31,856	3,984
Total	$230,495	$155,279	$(25,889)	$129,390	$6,256
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2024
	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,272	$3,984	$6,256
Provision for credit loss expense/(reversal)	(115)	1,456	1,341
Ending balance	$2,157	$5,440	$7,597
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We recorded interest income (including the amortization of discount) related to these investments of $3.7 million and $3.1 million during the three months ended March 31, 2024 and 2023, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at March 31, 2024
Equity Affiliates	March 31, 2024	December 31, 2023
Arbor Residential Investor LLC	$34,459	$32,743	$—
AWC Real Estate Opportunity Partners I LP	20,064	11,671	—
Fifth Wall Ventures	14,184	13,365	—
AMAC Holdings III LLC	13,047	13,591	—
ARSR DPREF I LLC	5,100	5,163	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	620	—	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$90,244	$79,303	$1,688

Arbor Residential Investor LLC. During the three months ended March 31, 2024 and 2023, we recorded income of $1.6 million and a loss of $0.9 million, respectively, to income from equity affiliates in our consolidated statements of income. At both March 31, 2024 and December 31, 2023, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at both March 31, 2024 and December 31, 2023.
AWC Real Estate Opportunity Partners I LP. During the three months ended March 31, 2024, we made contributions of $8.4 million.
Fifth Wall Ventures. During the three months ended March 31, 2024, we made contributions of $0.5 million and recorded income of $0.3 million. During the three months ended March 31, 2023, we made contributions of $0.4 million and operating results were de minimus.
AMAC Holdings III LLC (“AMAC III”). During the three months ended March 31, 2024, we recorded a loss of $0.5 million. During the three months ended March 31, 2023, we received distributions of $0.6 million, which were classified as returns of capital, and recorded a loss of $0.4 million.
The Park at Via Terrossa. During the three months ended March 31, 2024, we contributed $0.6 million for a 4.96% interest in a multifamily property.
Lexford Portfolio. During the three months ended March 31, 2023, we received distributions of $4.7 million, which were classified as returns on capital and recognized as income from equity affiliates.
Equity Participation Interest. During the three months ended March 31, 2023, we received $11.0 million from an equity participation interest on a property that was sold and which we had a loan that previously paid-off, which was recognized as income from equity affiliates.
See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 9 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				March 31, 2024			December 31, 2023
	Current Maturity	Extended Maturity	Note Rate Type	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.9B joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	$783,102	$1,268,862	7.79%	$868,077	$1,371,436
$1B repurchase facility (2)	Aug. 2025	Aug. 2026	V	346,099	537,148	7.85%	385,779	589,533
$1B repurchase facility	(6)	N/A	V	440,959	588,623	8.39%	447,490	597,205
$499M repurchase facility (2)(4)	Oct. 2024	N/A	V	396,650	565,610	7.81%	355,328	506,753
$350M repurchase facility	Mar. 2025	Mar. 2026	V	151,448	228,535	7.54%	262,820	362,465
$250M credit facility	Mar. 2026	(7)	V	18,166	36,470	8.71%	—	—
$250M repurchase facility	Jul. 2024	N/A	V	13,903	23,088	7.29%	17,964	23,088
$250M credit facility	Oct. 2025	Oct. 2026	V	—	—	—	—	—
$200M credit facility	Oct. 2024	N/A	V	8,818	13,692	7.13%	32,579	41,522
$200M repurchase facility	Mar. 2025	Mar. 2026	V	58,464	92,615	8.00%	45,969	68,762
$200M repurchase facility	Jan. 2025	N/A	V	106,950	141,130	7.40%	107,324	141,130
$150M repurchase facility	Oct. 2025	Oct. 2026	V	91,858	124,003	8.46%	120,610	162,068
$126M loan specific credit facilities	May 2024 to Sept. 2025	Aug. 2025 to Aug. 2027	V/F	125,819	170,237	6.77%	120,328	161,700
$50M credit facility	Apr. 2025	N/A	V	29,200	36,500	7.54%	29,200	36,500
$40M credit facility	Apr. 2026	Apr. 2027	V	—	—	—	—	—
$35M working capital facility	Jul. 2024	N/A	V	—	—	—	—	—
Repurchase facility - securities (2)(5)	N/A	N/A	V	30,084	—	7.12%	31,033	—
Structured Business total				$2,601,520	$3,826,513	7.84%	$2,824,501	$4,062,162

Agency Business
$750M ASAP agreement	N/A	N/A	V	$83,866	$83,961	6.47%	$73,011	$73,781
$500M repurchase facility	Nov. 2024	N/A	V	64,632	65,065	6.81%	115,730	241,895
$200M credit facility	Mar. 2025	N/A	V	129,967	130,604	6.74%	187,138	187,185
$100M joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	7,912	11,350	7.74%	7,833	11,350
$100M credit facility	Jul. 2024	N/A	V	—	—	—	—	—
$50M credit facility	Sept. 2024	N/A	V	25,055	25,080	6.69%	29,083	29,418
$1M repurchase facility (2)(4)	Oct. 2024	N/A	V	531	853	7.79%	531	866
Agency Business total				$311,963	$316,913	6.71%	$413,326	$544,495
Consolidated total				$2,913,483	$4,143,426	7.72%	$3,237,827	$4,606,657
________________________
V = variable note rate; F = fixed note rate
(1)At March 31, 2024 and December 31, 2023, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $7.4 million and $4.8 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.3 million and $0.3 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)In March 2024, this joint repurchase facility was reduced from $3.00 billion to $2.00 billion.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(5)At March 31, 2024 and December 31, 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $36.7 million and $43.1 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6)The commitment amount under this repurchase facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(7)We have the ability to extend the maturity of this credit facility in one-year increments, subject to lender approval.
Structured Business
At March 31, 2024 and December 31, 2023, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 8.33% and 8.26%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 67% and 69% at March 31, 2024 and December 31, 2023, respectively.
In March 2024, we amended a $500.0 million repurchase facility to increase the facility size to $1.0 billion.
In March 2024, we amended a $450.0 million repurchase facility to decrease the facility size to $350.0 million and exercised one of two remaining one-year extension options to extend maturity to March 2025.
In March 2024, we entered into a $250.0 million repurchase facility to finance non-performing loans that matures in March 2026, with the ability to extend the maturity in one-year increments, subject to lender approval. The facility has an interest rate of SOFR plus 3.25%, with a SOFR floor of 2.50%.
In January 2024, we consolidated two credit facilities of $225.0 million and $25.0 million into one facility totaling $150.0 million. This facility bears interest at SOFR plus 3.00% with an all-in floor of 5.50% and matures in October 2025, with a one-year extension option.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
March 31, 2024	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$872,812	$868,814	7.80%	$999,513	$997,140	$25,097
CLO 18	1,652,812	1,648,440	7.25%	1,751,575	1,748,518	280,922
CLO 17	1,714,125	1,710,343	7.11%	1,931,235	1,927,741	121,339
CLO 16 (5)	1,237,500	1,234,248	6.74%	1,432,124	1,429,369	21,800
CLO 15 (5)	582,218	581,595	6.84%	720,663	719,523	—
CLO 14 (5)	467,204	466,385	6.90%	571,929	570,921	20,164
Total CLOs	6,526,671	6,509,825	7.13%	7,407,039	7,393,212	469,322
Q Series securitization	183,448	182,133	7.34%	244,598	243,927	—
Total securitized debt	$6,710,119	$6,691,958	7.14%	$7,651,637	$7,637,139	$469,322

December 31, 2023
CLO 19	$872,812	$868,359	7.84%	$1,031,772	$1,028,669	$4,527
CLO 18	1,652,812	1,647,885	7.29%	1,784,921	1,780,930	244,629
CLO 17	1,714,125	1,709,800	7.14%	1,870,388	1,865,878	203,938
CLO 16	1,237,500	1,233,769	6.76%	1,456,872	1,453,297	847
CLO 15 (5)	674,412	673,367	6.82%	734,120	732,498	42,600
CLO 14 (5)	589,345	588,176	6.82%	680,814	679,469	33,271
Total CLOs	6,741,006	6,721,356	7.14%	7,558,887	7,540,741	529,812
Q Series securitization	215,278	213,654	7.38%	287,038	286,053	—
Total securitized debt	$6,956,284	$6,935,010	7.15%	$7,845,925	$7,826,794	$529,812

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
________________________
(1)Debt carrying value is net of $18.2 million and $21.3 million of deferred financing fees at March 31, 2024 and December 31, 2023, respectively.
(2)At March 31, 2024 and December 31, 2023, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 7.35% and 7.37%, respectively, and the Q Series securitization was 8.06% and 7.99%, respectively.
(3)At March 31, 2024 and December 31, 2023, twenty-one and twelve loans, respectively, with a total UPB of $651.1 million and $308.3 million, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Excludes restricted cash related to interest payments, delayed fundings and expenses totaling $59.1 million and $63.9 million at March 31, 2024 and December 31, 2023, respectively.
(5)The replenishment periods of CLO 14, CLO 15 and CLO 16 ended in September 2023, December 2023 and March 2024, respectively.
Securitization Paydowns. During the three months ended March 31, 2024, outstanding notes totaling $122.1 million on CLO 14, $92.2 million on CLO 15, and $31.8 million on the Q Series securitization have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		March 31, 2024			December 31, 2023
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,840	7.75%	$95,000	$93,697	7.75%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,153	8.50%	150,000	$148,023	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	177,981	5.00%	180,000	$177,875	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	267,973	4.50%	270,000	$267,763	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,698	5.00%	175,000	$173,542	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,563	4.50%	275,000	$273,444	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,805	4.75%	110,000	$109,721	4.75%
5.75% Notes (4)	Mar. 2019	Apr. 2024 (5)	90,000	90,000	5.75%	90,000	$89,903	5.75%
			$1,345,000	$1,335,013	5.41%	$1,345,000	$1,333,968	5.41%
________________________
(1)At March 31, 2024 and December 31, 2023, the carrying value is net of deferred financing fees of $10.0 million and $11.0 million, respectively.
(2)At both March 31, 2024 and December 31, 2023, the aggregate weighted average note rate, including certain fees and costs, was 5.70%.
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
(5)In April 2024, these notes matured and were redeemed for cash.
Convertible Senior Unsecured Notes
Our 7.50% convertible senior unsecured notes are not redeemable by us prior to maturity (August 2025) and are convertible by the holder into, at our election, cash, shares of our common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rates are subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all, or any portion, of their notes for cash equal to 100% of the principal amount, plus accrued and unpaid interest, if we undergo a fundamental change specified in the agreements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
March 31, 2024	$287,500	$3,724	$283,776

December 31, 2023	$287,500	$4,382	$283,118
During both the three months ended March 31, 2024 and 2023, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% and 8.42% at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the 7.50% convertible senior notes had a conversion rate of 60.5723 shares of common stock per $1,000 of principal, which represented a conversion price of $16.51 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $144.1 million and $143.9 million at March 31, 2024 and December 31, 2023, respectively, which is net of a deferred amount of $8.8 million and $9.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.4 million and $1.5 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 8.48% at both March 31, 2024 and December 31, 2023. Including certain fees and costs, the weighted average note rate was 8.56% at both March 31, 2024 and December 31, 2023.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2024.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at March 31, 2024, as well as on the most recent determination dates in April 2024. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in April 2024 are as follows:

Cash Flow Triggers	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	125.22%	124.15%	120.81%	121.71%	123.87%	119.30%
Limit	118.76%	119.85%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	158.39%	167.06%	147.54%	142.84%	138.90%	128.48%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 15	CLO 16	CLO 17	CLO 18	CLO 19
April 2024	125.22%	124.15%	120.81%	121.71%	123.87%	119.30%
January 2024	120.00%	120.85%	120.81%	121.71%	123.87%	120.30%
October 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
July 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
April 2023	119.76%	120.85%	121.21%	122.51%	124.03%	120.30%
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
Note 10 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$71,634	$57,168
Provisions for loss sharing	1,059	4,567
Provisions reversal for loan repayments	(13)	(1,390)
Recoveries (charge-offs), net	110	(588)
Ending balance	$72,790	$59,757
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
removed only upon either the expiration or settlement of the guarantee. At March 31, 2024 and December 31, 2023, we had $34.7 million and $34.6 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2024 and December 31, 2023, we had outstanding advances of $1.0 million and $1.1 million, respectively, which were netted against the allowance for loss-sharing obligations.
At March 31, 2024 and December 31, 2023, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $38.1 million and $37.0 million, respectively, and represented 0.18% and 0.17%, respectively, of our Fannie Mae servicing portfolio. During the three months ended March 31, 2024 and 2023, we recorded an increase in CECL reserves of $1.1 million and $2.6 million, respectively.
At March 31, 2024 and December 31, 2023, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.02 billion and $3.95 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2024 and 2023, we recorded gains of less than $0.1 million and $7.1 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $10.2 million and $18.5 million, respectively. See Note 12 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At March 31, 2024 and December 31, 2023, we had $1.8 million and $1.5 million, respectively included in others assets, which was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
comprised of cash posted as collateral of $1.8 million and $1.9 million, respectively, and net liability positions of less than $0.1 million and $0.4 million, respectively, from the fair value of our treasury futures.
During the three months ended March 31, 2024, we recorded realized losses of $0.1 million and unrealized gains of $0.4 million to our Agency Business related to our Swaps. During the three months ended March 31, 2023, we recorded realized gains of $1.6 million and unrealized losses of $4.4 million to our Agency Business related to our Swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	March 31, 2024
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	3	$114,784	Other assets/other liabilities	$1,071	$(293)
Forward sale commitments	23	419,494	Other assets/other liabilities	607	(739)
Treasury futures	82	8,200		—	—
		$542,478		$1,678	$(1,032)

	December 31, 2023
Rate lock commitments	3	$26,800	Other assets/other liabilities	$428	$(759)
Forward sale commitments	33	559,079	Other assets/other liabilities	6,119	(262)
Treasury futures	82	8,200		—	—
		$594,079		$6,547	$(1,021)
Note 12 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2024			December 31, 2023
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$12,249,862	$12,001,544	$12,158,245	$12,615,006	$12,377,806	$12,452,563
Loans held-for-sale, net	324,743	322,875	327,487	552,325	551,707	566,451
Capitalized mortgage servicing rights, net	n/a	385,520	518,391	n/a	391,254	510,472
Securities held-to-maturity, net	230,448	155,413	133,800	230,495	155,279	129,390
Derivative financial instruments	241,538	1,678	1,678	447,609	6,547	6,547

Financial liabilities:
Credit and repurchase facilities	$2,921,206	$2,913,483	$2,908,678	$3,242,939	$3,237,827	$3,228,324
Securitized debt	6,710,119	6,691,958	6,620,181	6,956,284	6,935,010	6,864,557
Senior unsecured notes	1,345,000	1,335,013	1,216,241	1,345,000	1,333,968	1,214,331
Convertible senior unsecured notes	287,500	283,776	287,500	287,500	283,118	301,156
Junior subordinated notes	154,336	144,096	107,096	154,336	143,896	106,444
Derivative financial instruments	292,740	1,032	1,032	138,270	1,021	1,021
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
Loans and investments, net. Fair values of loans and investments that are not impaired are estimated using inputs based on direct capitalization rate and discounted cash flow methodology using discount rates, which, in our opinion, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality (Level 3). Fair values of impaired loans and investments are estimated using inputs that require significant judgments, which include assumptions regarding discount rates, capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans and other factors (Level 3).
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at March 31, 2024 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,678	$1,678	$—	$607	$1,071

Financial liabilities:
Derivative financial instruments	$1,032	$1,032	$—	$1,032	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at March 31, 2024 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$350,016	$350,016	$—	$—	$350,016
Loans held-for-sale (2)	18,062	18,062	—	18,062	—
	$368,078	$368,078	$—	$18,062	$350,016
________________________
(1)We had an allowance for credit losses of $133.4 million related to twenty-two impaired loans with a total carrying value, before loan loss reserves, of $483.4 million at March 31, 2024.
(2)We had unrealized impairment losses of $2.0 million related to six held-for-sale loans with a total carrying value, before unrealized impairment losses, of $20.0 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at March 31, 2024 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$288,272	Discounted cash flows	Capitalization rate	6.31%	6.00% - 7.00%

Land	49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	11,745	Sales comparative	Price per acre	$165,128	$165,128

Derivative financial instruments:
Rate lock commitments	1,071	Discounted cash flows	W/A discount rate	13.60%	13.60%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2024	2023
Derivative assets and liabilities, net
Beginning balance	$428	$354
Settlements	(9,436)	(15,066)
Realized gains recorded in earnings	9,008	14,712
Unrealized gains recorded in earnings	1,071	3,097
Ending balance	$1,071	$3,097
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

March 31, 2024	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$114,784	$1,071	$84	$—	$1,155
Forward sale commitments	419,494	—	(84)	—	(84)
Loans held-for-sale, net (1)	324,743	4,656	—	(1,971)	2,685
Total		$5,727	$—	$(1,971)	$3,756
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at March 31, 2024 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$12,001,544	$12,158,245	$—	$—	$12,158,245
Loans held-for-sale, net	322,875	327,487	—	322,831	4,656
Capitalized mortgage servicing rights, net	385,520	518,391	—	—	518,391
Securities held-to-maturity, net	155,413	133,800	—	—	133,800

Financial liabilities:
Credit and repurchase facilities	$2,913,483	$2,908,678	$—	$311,963	$2,596,715
Securitized debt	6,691,958	6,620,181	—	—	6,620,181
Senior unsecured notes	1,335,013	1,216,241	1,216,241	—	—
Convertible senior unsecured notes	283,776	287,500	—	287,500	—
Junior subordinated notes	144,096	107,096	—	—	107,096
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
At March 31, 2024, we were required to maintain at least $21.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At March 31, 2024, the restricted liquidity requirement totaled $79.7 million and was satisfied with a $64.0 million letter of credit and cash issued to Fannie Mae.
At March 31, 2024, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $38.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At March 31, 2024, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At March 31, 2024, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2024 (nine months ending December 31, 2024)	$1,891,132	$8,295	$1,899,427
2025	3,407,613	11,206	3,418,819
2026	4,547,643	11,297	4,558,940
2027	1,237,437	9,782	1,247,219
2028	180,000	9,093	189,093
2029	—	8,576	8,576
Thereafter	154,336	19,308	173,644
Total	$11,418,161	$77,557	$11,495,718
During both the three months ended March 31, 2024 and 2023, we recorded lease expense of $2.6 million.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.59 billion at March 31, 2024 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Restricted cash	$528,658	$593,956
Loans and investments, net	7,637,138	7,826,793
Other assets	123,866	193,822
Total assets	$8,289,662	$8,614,571

Liabilities:
Securitized debt	$6,691,958	$6,935,010
Other liabilities	23,792	32,867
Total liabilities	$6,715,750	$6,967,877
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 33 VIEs in which we have a variable interest at March 31, 2024 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at March 31, 2024 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$636,297
APL certificates	132,437
Equity investments	37,726
B Piece bonds	30,573
Agency interest only strips	134
Total	$837,167
________________________
(1)Represents the carrying amount of loans and investments before reserves. At March 31, 2024, $128.2 million of loans to VIEs had corresponding specific loan loss reserves of $80.9 million. The maximum loss exposure at March 31, 2024 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.01 billion at March 31, 2024.
Note 15 — Equity
Common Stock. During 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. At March 31, 2024, there was $150.0 million available for repurchase under this program.
Subsequent Event. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2024, there were 16,293,589 OP Units outstanding, which represented 7.9% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2024 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 14, 2024	$0.43	March 29, 2024	$0.3984375	$0.390625	$0.390625
Common Stock – On May 1, 2024, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on May 31, 2024 to common stockholders of record as of the close of business on May 17, 2024.
Deferred Compensation. During 2024, we issued 603,903 shares of restricted common stock to certain employees and Board of Directors members under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $7.7 million, of which: (1) 219,578 shares with a grant date fair value of $2.9 million vested on the grant date in 2024; (2) 192,062 shares with a grant date fair value of $2.4 million will vest in 2025; and (3) 192,263 shares with a grant date fair value of $2.4 million will vest in 2026.
During 2024, we issued our chief executive officer 309,775 shares of restricted common stock with a grant date fair value of $3.9 million that vest in full in the first quarter of 2027.
We also issued 36,688 fully-vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During 2024, 275,569 shares of performance-based RSUs previously granted to our chief executive officer fully vested.
During 2024, we withheld 242,395 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of RSUs, OP Units and convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$57,873	$57,873	$84,319	$84,319
Net income attributable to noncontrolling interest (2)	—	4,997	—	7,585
Interest expense on convertible notes	—	6,084	—	6,081
Net income attributable to common stockholders and noncontrolling interest	$57,873	$68,954	$84,319	$97,985
Weighted average shares outstanding	188,710,390	188,710,390	181,116,674	181,116,674
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes	—	17,414,547	—	17,230,358
Dilutive effect of restricted stock units (3)	—	507,550	—	270,353
Weighted average shares outstanding	188,710,390	222,926,076	181,116,674	214,910,974
Net income per common share (1)	$0.31	$0.31	$0.47	$0.46
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)Our chief executive officer was granted RSUs, which vest at the end of a 4-year performance period based upon our achievement of total stockholder return objectives.

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
In the three months ended March 31, 2024 and 2023, we recorded a tax provision of $3.6 million and $8.0 million, respectively. The tax provision recorded in the three months ended March 31, 2024 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $4.0 million. The tax provision recorded in the three months ended March 31, 2023 consisted of a current and deferred tax provision of $4.8 million and $3.2 million, respectively. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.
Note 17 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three months ended March 31, 2024 and 2023, we incurred $0.9 million and $0.7

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $104.4 million and $64.4 million at March 31, 2024 and December 31, 2023, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $14.2 million and $13.8 million at March 31, 2024 and December 31, 2023, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the three months ended March 31, 2024 and 2023, we reimbursed the aircraft owner $0.3 million and $0.2 million, respectively, for the flights chartered by our executives pursuant the agreement.
In May 2023, we committed to fund a $56.9 million bridge loan ($14.9 million was funded at March 31, 2024) for an SFR build-to-rent construction project. Two of our officers have made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $0.3 million for the three months ended March 31, 2024.
In 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($6.5 million was funded at March 31, 2024) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and matures in March 2025. Interest income recorded from this loan was $0.2 million for the three months ended March 31, 2024. No interest was received during the three months ended March 31, 2023 since there were no amounts funded as of March 31, 2023.
In 2022, we committed to fund a $67.1 million bridge loan ($6.5 million was funded at March 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($12.7 million was funded at March 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was $0.3 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of SOFR plus 3.75% with a SOFR floor of 0.25% and was scheduled to mature in March 2024. In December 2023, the loan was paid off in full. Interest income recorded from this loan was $1.4 million for the three months ended March 31, 2023.
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.75% and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($37.0 million was funded at March 31, 2024) and the maturity for both loans was extended to October 2024. Interest income recorded from these loans was $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 5.25% with a SOFR floor of 1.00% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.8 million ($36.7 million was funded at March 31, 2024), and the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $1.1 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended March 31, 2024 and 2023.
We had a $35.0 million bridge loan and a $10.0 million preferred equity interest on an office building. The bridge loan was scheduled to mature in October 2023 and the preferred equity investment was scheduled to mature in June 2027. The day-to-day operations were managed by an affiliated entity of an immediate family member of our chief executive officer. In September 2021, we entered into a forbearance agreement with the borrower on the outstanding bridge loan to defer all interest owed until maturity or early payoff. In the fourth quarter of 2023, we converted these loans in the building to a common equity investment.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($25.9 million was funded at March 31, 2024) for an 18% interest in AMAC III. During the three months ended March 31, 2024 and 2023, we recorded losses associated with this investment of $0.5 million and $0.4 million, respectively, and received cash distributions of $0.6 million during the three months ended March 31, 2023. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of SOFR plus 3.50%, and matures in August 2024. Interest income recorded from the bridge loan was $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and matures in August 2024. Interest income recorded from this loan was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at March 31, 2024. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for the three months ended March 31, 2023.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00% and a January 2024 maturity. In January 2024, the maturity was extended to January 2025. Interest income recorded from this loan was $0.1 million for both the three months ended March 31, 2024 and 2023. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At March 31, 2024, we had an indirect interest of 12.3% in this entity. We recorded income of $1.6 million and a loss of $0.9 million related to this investment for the three months ended March 31, 2024 and 2023, respectively.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $4.7 million during the three months ended March 31, 2023, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2024, this debt had an aggregate outstanding balance of approximately $500.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At March 31, 2024, ACM holds 2,535,870 shares of our common stock and 10,615,085 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$307,888	$13,404	$—	$321,292
Interest expense	212,600	5,076	—	217,676
Net interest income	95,288	8,328	—	103,616
Other revenue:
Gain on sales, including fee-based services, net	—	16,666	—	16,666
Mortgage servicing rights	—	10,199	—	10,199
Servicing revenue	—	48,157	—	48,157
Amortization of MSRs	—	(16,631)	—	(16,631)
Property operating income	1,570	—	—	1,570
Loss on derivative instruments, net	—	(5,257)	—	(5,257)
Other income, net	2,300	33	—	2,333
Total other revenue	3,870	53,167	—	57,037
Other expenses:
Employee compensation and benefits	18,547	29,147	—	47,694
Selling and administrative	6,796	7,137	—	13,933
Property operating expenses	1,678	—	—	1,678
Depreciation and amortization	1,398	1,173	—	2,571
Provision for loss sharing (net of recoveries)	—	273	—	273
Provision for credit losses (net of recoveries)	17,777	1,341	—	19,118
Total other expenses	46,196	39,071	—	85,267
Income before income from equity affiliates and income taxes	52,962	22,424	—	75,386
Income from equity affiliates	1,418	—	—	1,418
Provision for income taxes	(81)	(3,511)	—	(3,592)
Net income	54,299	18,913	—	73,212
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	4,997	4,997
Net income attributable to common stockholders	$43,957	$18,913	$(4,997)	$57,873

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$317,376	$10,571	$—	$327,947
Interest expense	214,894	4,479	—	219,373
Net interest income	102,482	6,092	—	108,574
Other revenue:
Gain on sales, including fee-based services, net	—	14,589	—	14,589
Mortgage servicing rights	—	18,458	—	18,458
Servicing revenue	—	44,981	—	44,981
Amortization of MSRs	—	(15,416)	—	(15,416)
Property operating income	1,381	—	—	1,381
Gain on derivative instruments, net	—	4,223	—	4,223
Other income, net	1,908	2,974	—	4,882
Total other revenue	3,289	69,809	—	73,098
Other expenses:
Employee compensation and benefits	15,641	26,758	—	42,399
Selling and administrative	6,711	6,912	—	13,623
Property operating expenses	1,383	—	—	1,383
Depreciation and amortization	1,451	1,173	—	2,624
Provision for loss sharing (net of recoveries)	—	3,177	—	3,177
Provision for credit losses (net of recoveries)	20,645	1,872	—	22,517
Total other expenses	45,831	39,892	—	85,723
Income before income from equity affiliates and income taxes	59,940	36,009	—	95,949
Income from equity affiliates	14,326	—	—	14,326
Benefit from (provision for) for income taxes	429	(8,458)	—	(8,029)
Net income	74,695	27,551	—	102,246
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	7,585	7,585
Net income attributable to common stockholders	$64,353	$27,551	$(7,585)	$84,319
________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2024
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$453,316	$454,733	$908,049
Restricted cash	530,099	16,544	546,643
Loans and investments, net	12,001,544	—	12,001,544
Loans held-for-sale, net	—	322,875	322,875
Capitalized mortgage servicing rights, net	—	385,520	385,520
Securities held-to-maturity, net	—	155,413	155,413
Investments in equity affiliates	90,244	—	90,244
Goodwill and other intangible assets	12,500	77,705	90,205
Other assets and due from related party	532,385	71,978	604,363
Total assets	$13,620,088	$1,484,768	$15,104,856

Liabilities:
Debt obligations	$11,056,363	$311,963	$11,368,326
Allowance for loss-sharing obligations	—	72,790	72,790
Other liabilities and due to related parties	343,557	85,875	429,432
Total liabilities	$11,399,920	$470,628	$11,870,548

	December 31, 2023
Assets:
Cash and cash equivalents	$619,487	$309,487	$928,974
Restricted cash	595,342	12,891	608,233
Loans and investments, net	12,377,806	—	12,377,806
Loans held-for-sale, net	—	551,707	551,707
Capitalized mortgage servicing rights, net	—	391,254	391,254
Securities held-to-maturity, net	—	155,279	155,279
Investments in equity affiliates	79,303	—	79,303
Goodwill and other intangible assets	12,500	78,878	91,378
Other assets and due from related party	453,073	101,629	554,702
Total assets	$14,137,511	$1,601,125	$15,738,636

Liabilities:
Debt obligations	$11,520,492	$413,327	$11,933,819
Allowance for loss-sharing obligations	—	71,634	71,634
Other liabilities and due to related parties	369,588	108,990	478,578
Total liabilities	$11,890,080	$593,951	$12,484,031

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Origination Data:
Structured Business
Bridge:
Multifamily	$39,235	$186,100
SFR	171,490	76,089
	210,725	262,189

Mezzanine / Preferred Equity	45,129	5,845
Total New Loan Originations	$255,854	$268,034

Number of Loans Originated	59	24

SFR Commitments	$411,617	$54,350

Loan Runoff	$640,018	$1,186,649

Agency Business
Origination Volumes by Investor:
Fannie Mae	$458,429	$795,021
Freddie Mac	370,102	101,332
Private Label	15,410	41,107
SFR - Fixed Rate	2,318	5,461
FHA	—	148,940
Total	$846,259	$1,091,861
Total Loan Commitment Volume	$934,243	$1,500,110

Agency Business Loan Sales Data:
Fannie Mae	$725,898	$651,758
Freddie Mac	329,679	68,457
Private Label	15,410	159,945
FHA	12,069	43,475
SFR - Fixed Rate	2,318	9,064
Total	$1,085,374	$932,699
Sales Margin (fee-based services as a % of loan sales)	1.54%	1.56%
MSR Rate (MSR income as a % of loan commitments) (1)	1.09%	1.23%
________________________

(1) Excluding $160.2 million of loan commitments not serviced for a fee, the MSR rate was 1.32% for the three months ended March 31, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2024
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$21,548,221	47.1	7.2
Freddie Mac	5,301,291	23.4	7.7
Private Label	2,524,013	18.9	6.3
FHA	1,365,329	14.4	19.0
Bridge	380,712	10.9	3.6
SFR - Fixed Rate	265,429	20.1	5.0
Total	$31,384,995	38.8	7.7

	December 31, 2023
Fannie Mae	$21,264,578	47.4	7.4
Freddie Mac	5,181,933	24.0	8.5
Private Label	2,510,449	19.5	6.7
FHA	1,359,624	14.4	19.2
Bridge	379,425	10.9	3.2
SFR - Fixed Rate	287,446	20.1	5.1
Total	$30,983,455	39.1	8.0

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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer, in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate of the securitization.
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
One of our core business strategies is to generate additional agency lending opportunities by refinancing our multifamily balance sheet bridge loan portfolio when it is practical and appropriate to do so. We execute this strategy by underwriting the multifamily bridge loans we originate to a potential future agency financing. We then continue to work with our borrowers on this execution through the life cycle of the multifamily bridge loan. When effective, this strategy allows us to recapture refinancing opportunities, delever our balance sheet, and generate additional income streams through our capital-light Agency Business.
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

Significant Developments During the First Quarter of 2024
Financing and Capital Markets Activity.

•Modified existing debt facilities, resulting in a net $700.0 million decrease in the committed amounts of these facilities and entered into a new $250.0 million debt facility; and
•Paid down outstanding notes of existing securitizations totaling $246.1 million.
Structured Business Activity.
•Reduced our balance sheet portfolio by 3% to $12.25 billion, as loan runoff of $640.0 million outpaced loan originations totaling $255.9 million; and
•We modified thirty-nine loans with a total UPB of $1.76 billion, all of which required the borrowers to invest additional capital to recapitalize their loans. The modifications on twenty-three of these loans with a total UPB of $1.07 billion provided the borrowers with temporary rate relief provided through a pay and accrual feature. See Note 3 for details.
Agency Business Activity.
•Loan originations totaled $846.3 million and includes $206.9 million of new agency loans that were recaptured from our Structured Business runoff; and
•Grew our fee-based servicing portfolio approximately 1%, or $401.5 million, to $31.38 billion.
Recent Developments in April 2024
•Our 5.75% senior unsecured notes, totaling $90.0 million, matured and were redeemed for cash; and
•We repurchased $11.4 million of our common stock at an average price of $12.19 per share.
Current Market Conditions, Risks and Recent Trends
We are currently in a high interest rate environment, as the Federal Reserve has raised interest rates several times over the past two years to combat inflation and restore price stability. Based on the latest comments from the Federal Reserve in March 2024, we expect they may begin to lower interest rates at some point during 2024. Interest rates could remain higher for longer than expected if inflation and other economic indicators do not meet the Federal Reserve’s expectations.
Inflation, rising interest rates, bank failures, and geopolitical uncertainty has caused significant disruptions in many market segments, including the financial services, real estate and credit markets, which has, and may continue, to result in a further dislocation in capital markets and a continual reduction of available liquidity. Despite these periodic disruptions, we have been successful in raising capital through various vehicles, when needed, to grow our business.
Recent instability in the banking sector, such as the multiple regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all. Additionally, although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and therefore we believe bear minimal credit risk.
These current market conditions may continue to limit our ability to grow our Structured Business since this business is more reliant on the capital markets to grow, but can also present us with options to build on existing relationships or create new relationships with lenders. Runoff in our Structured Business also provides an opportunity to refinance these loans with new Agency loans, when practical and appropriate to do so. Since our Agency Business requires limited capital to grow, as originations are financed through warehouse facilities for generally up to 60 days before the loans are sold, tightening liquidity conditions in equity and capital markets should not have a substantial impact on our ability to sustain this business.
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
As a result of the current high interest rate environment, some of our borrowers have experienced, and may continue to experience, financial stress that has resulted in an increase in payment delinquencies, loan loss reserves and realized losses on certain loans within our portfolio. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses while safeguarding the integrity of our portfolio. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the terms originally established.
Currently, the high interest rate environment positively impacts our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating rate based on SOFR. In addition, a greater portion of our debt is fixed rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and does not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. Additionally, we earn interest on our escrow and cash balances, so a high interest rate environment will increase our earnings on such balances. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates have negatively impacted real estate values and have limited certain borrowers abilities to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of additional delinquencies and losses incurred on defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. In November 2023, FHFA set its 2024 Caps for Fannie Mae and Freddie Mac at $70 billion for each enterprise for a total opportunity of $140 billion, which is a decrease from its 2023 Caps of $75 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2024 Caps if warranted, however, they will not reduce the 2024 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2024 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2024 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs, and servicing revenues. The current high interest rate environment could lead to a decline in our GSE originations, which could negatively impact our financial results. We are unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.
Changes in Financial Condition
Assets — Comparison of balances at March 31, 2024 to December 31, 2023:
Our Structured loan and investment portfolio balance was $12.25 billion and $12.62 billion at March 31, 2024 and December 31, 2023, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $384.2 million. See below for details.
Our portfolio had a weighted average current interest pay rate of 8.07% and 8.42% at March 31, 2024 and December 31, 2023, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.81% and 8.98% at March 31, 2024 and December 31, 2023, respectively. Our debt that finances our loans and investment portfolio totaled $11.11 billion and $11.57 billion at March 31, 2024 and December 31, 2023, respectively, with a weighted average funding cost of 7.13% and 7.14%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.44% and 7.45% at March 31, 2024 and December 31, 2023, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended March 31, 2024
Loans originated	$255,854
Number of loans	59
Weighted average interest rate	7.14%

Loan runoff	$640,018
Number of loans	41
Weighted average interest rate	9.19%

Loans held-for-sale from the Agency Business decreased $228.8 million, primarily from loan sales exceeding loan originations by $239.1 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended March 31, 2024
	Loan Originations	Loan Sales
Fannie Mae	$458,429	$725,898
Freddie Mac	370,102	329,679
Private Label	15,410	15,410
SFR - Fixed Rate	2,318	2,318
FHA	—	12,069
Total	$846,259	$1,085,374
Investments in equity affiliates increased $10.9 million, primarily due to additional investments made in an existing joint venture.
Due from related party increased $39.9 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period, which were remitted to us subsequent to quarter end.
Other assets increased $9.7 million, primarily due to an increase in unsecured loan fundings.
Liabilities – Comparison of balances at March 31, 2024 to December 31, 2023:
Credit and repurchase facilities decreased $324.3 million, primarily due to loan runoff in our Structured Business portfolio as well as loan sales exceeding originations in our Agency Business.
Securitized debt decreased $243.1 million, primarily due to paydowns on existing securitizations.
Due to borrowers decreased $25.9 million, primarily due to the funding of previously committed originations in our Structured Business.
Other liabilities decreased $23.6 million, primarily due to payments of accrued incentive compensation and commissions during the first quarter of 2024, related to 2023 performance.
Equity
See Note 15 for details of our dividends declared and our deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2024
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$21,548,221	2,575	3.5	7.2	96%	4%	4.52%	1.35%	0.88%
Freddie Mac	5,301,291	1,138	3.3	7.7	84%	16%	4.76%	7.92%	3.77%
Private Label	2,524,013	161	2.7	6.3	100%	—	4.02%	—	0.18%
FHA	1,365,329	105	3.2	19.0	100%	—	3.54%	—	—
Bridge	380,712	4	1.5	3.6	62%	38%	7.14%	—	—
SFR - Fixed Rate	265,429	56	2.3	5.0	100%	—	5.27%	24.51%	1.70%
Total	$31,384,995	4,039	3.4	7.7	94%	6%	4.52%	2.47%	1.27%

	December 31, 2023
Fannie Mae	$21,264,578	2,559	3.4	7.4	96%	4%	4.50%	5.09%	0.86%
Freddie Mac	5,181,933	1,148	3.2	8.5	83%	17%	4.72%	7.92%	4.39%
Private Label	2,510,449	160	2.5	6.7	100%	—	4.02%	—	—
FHA	1,359,624	105	3.0	19.2	100%	—	3.52%	—	—
Bridge	379,425	4	1.2	3.2	63%	37%	7.14%	—	—
SFR - Fixed Rate	287,446	59	2.3	5.1	100%	—	5.20%	1.18%	—
Total	$30,983,455	4,035	3.2	8.0	94%	6%	4.49%	4.83%	1.33%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At March 31, 2024 and December 31, 2023, delinquent loans totaled $399.0 million and $411.1 million, respectively. At both March 31, 2024 and December 31, 2023, there were two loans totaling $4.8 million in bankruptcy and no loans in foreclosure.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$321,292	$327,947	$(6,655)	(2)%
Interest expense	217,676	219,373	(1,697)	(1)%
Net interest income	103,616	108,574	(4,958)	(5)%
Other revenue:
Gain on sales, including fee-based services, net	16,666	14,589	2,077	14%
Mortgage servicing rights	10,199	18,458	(8,259)	(45)%
Servicing revenue, net	31,526	29,565	1,961	7%
Property operating income	1,570	1,381	189	14
Gain (loss) on derivative instruments, net	(5,257)	4,223	(9,480)	nm %
Other income, net	2,333	4,882	(2,549)	(52)
Total other revenue	57,037	73,098	(16,061)	(22)%
Other expenses:
Employee compensation and benefits	47,694	42,399	5,295	12%
Selling and administrative	13,933	13,623	310	2%
Property operating expenses	1,678	1,383	295	21
Depreciation and amortization	2,571	2,624	(53)	(2)%
Provision for loss sharing (net of recoveries)	273	3,177	(2,904)	(91)
Provision for credit losses (net of recoveries)	19,118	22,517	(3,399)	(15)
Total other expenses	85,267	85,723	(456)	(1)%
Income before income from equity affiliates and income taxes	75,386	95,949	(20,563)	(21)%
Income from equity affiliates	1,418	14,326	(12,908)	(90)%
Provision for income taxes	(3,592)	(8,029)	4,437	(55)
Net income	73,212	102,246	(29,034)	(28)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	4,997	7,585	(2,588)	(34)%
Net income attributable to common stockholders	$57,873	$84,319	$(26,446)	(31)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$12,164,713	$286,117	9.43%	$13,799,379	$303,019	8.91%
Mezzanine / junior participation loans	249,983	6,877	11.03%	214,971	5,884	11.10%
Preferred equity investments	96,908	1,600	6.62%	97,192	1,998	8.34%
Other	6,511	166	10.23%	34,152	833	9.89%
Core interest-earning assets	12,518,115	294,760	9.44%	14,145,694	311,734	8.94%
Cash equivalents	1,024,655	13,128	5.14%	871,105	5,642	2.63%
Total interest-earning assets	$13,542,770	$307,888	9.12%	$15,016,799	$317,376	8.57%

Structured Business interest-bearing liabilities:

CLO	$6,619,361	$121,861	7.38%	$7,480,943	$119,051	6.45%
Credit and repurchase facilities	2,764,919	57,974	8.41%	3,438,091	62,730	7.40%
Unsecured debt	1,632,500	25,330	6.22%	1,713,633	26,289	6.22%
Q Series securitization	202,744	4,091	8.09%	236,878	3,906	6.69%
Trust preferred	154,336	3,344	8.69%	154,336	2,918	7.67%
Total interest-bearing liabilities	$11,373,860	212,600	7.50%	$13,023,881	214,894	6.69%
Net interest income		$95,288			$102,482
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $9.5 million decrease from our Structured Business, partially offset by a $2.8 million increase from our Agency Business. The decrease from the Structured Business was primarily due to a decrease in the average balance of our core interest-earning assets, mainly from loan runoff exceeding loan originations, partially offset by an increase in the average yield on core interest-earning assets, mainly from increases in SOFR. The increase from the Agency Business was primarily due to increases in both the average loans held-for-sale balance and SOFR.
The decrease in interest expense was mainly due to a $2.3 million decrease from our Structured Business, primarily due to a decrease in the average balance of our interest-bearing liabilities, primarily due to loan runoff and note paydowns in our securitizations, substantially offset by an increase in the average cost of interest-bearing liabilities, mainly from increases in SOFR.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 16% increase in loan sales volume ($152.7 million).
The decrease in income from MSRs was primarily due to a 38% decrease in loan commitment volume ($565.9 million) and an 11% decrease in the MSR rate from 1.23% to 1.09%. The decrease in the MSR rate was primarily due to a higher percentage of Fannie Mae loan commitments in the prior year period, which contain higher servicing fees.
The increase in servicing revenue, net was primarily due to an increase in earnings on escrow balances as a result of increases in SOFR, partially offset by less prepayment penalties received.

Other Income (Loss)
The loss on derivative instruments in 2024 and gain in 2023 were related to changes in the fair values of our forward sale commitments and Swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
Other income, net in 2024 primarily reflects loan origination and modification fees from our Structured Business, while 2023 primarily reflects a $2.9 million mark-to-market recovery on Private Label and SFR loans in our Agency Business and loan origination fees from our Structured Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation, including commissions, from increases in headcount, annual merit increases and higher GSE/Agency loan sales volume.

The provision for loss sharing (net of recoveries) reflects a net recovery in 2024 compared to a net CECL provision recorded in 2023 primarily due to the recovery of a Fannie Mae DUS loan in 2024 that exceeded the CECL reserve recorded in the current quarter.
The provision for credit losses (net of recoveries) in 2024 primarily reflects specifically identified CECL reserves, whereas the CECL reserves in 2023 primarily reflected a greater decline in economic and market conditions at that time, and to a lesser extent, specific reserves.
Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects $1.6 million of income from our investment in a residential mortgage banking business, while income in 2023 primarily reflects $11.0 million received from an equity participation interest on a property that was sold and a $4.7 million distribution received from our Lexford joint venture.
Provision for Income Taxes
In the three months ended March 31, 2024, we recorded a tax provision of $3.6 million, which consisted of a current tax provision of $7.6 million and a deferred tax benefit of $4.0 million. In the three months ended March 31, 2023, we recorded a tax provision of $8.0 million, which consisted of a current and deferred tax provision of $4.8 million and $3.2 million, respectively.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both March 31, 2024 and 2023, which represented 7.9% and 8.1% of our outstanding stock at March 31, 2024 and 2023, respectively.
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

We had $11.11 billion in total structured debt outstanding at March 31, 2024. Of this total, $8.50 billion, or 77%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $2.61 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At March 31, 2024, we had $1.56 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At April 30, 2024, we had approximately $800 million in cash and approximately $600 million of cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $31.38 billion agency servicing portfolio at March 31, 2024, which is mostly prepayment protected and generates approximately $122 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $260.0 million during the three months ended March 31, 2024 and consisted primarily of net cash inflows of $227.6 million from loan sales exceeding loan originations in our Agency Business and net income (adjusted for the increase in CECL reserves of $19.4 million) of $92.6 million, partially offset by a $39.9 million increase in funds from payoffs due from our affiliated servicing operations.
Cash flows provided by investing activities totaled $331.6 million during the three months ended March 31, 2024. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $670.4 million, net of originations of $313.6 million, resulted in net cash inflows of $356.8 million.
Cash flows used in financing activities totaled $674.1 million during the three months ended March 31, 2024 and consisted primarily of net cash outflows of $321.8 million from debt facility activities (facility paydowns were greater than loan originations), $246.1 million of pay downs on existing securitizations and $98.7 million of distributions to our stockholders and OP Unit holders.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at March 31, 2024. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $69.0 million and cash. See Note 13 for details about our performance regarding these requirements.
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
Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	March 31, 2024
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$6,530,603	$2,608,942	$3,921,661	2024 - 2027
Securitized debt (3)	6,710,119	6,710,119	—	2024 - 2027
Senior unsecured notes	1,345,000	1,345,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	15,027,558	11,105,897	3,921,661

Agency Business
Credit and repurchase facilities (4)	1,700,531	312,264	1,388,267	2024 - 2026
Consolidated total	$16,728,089	$11,418,161	$5,309,928
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 13 for a breakdown of debt maturities by year.

(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at March 31, 2024.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
March 31, 2024	$3,010,216	$2,921,206	$3,132,279
December 31, 2023	3,274,139	3,242,938	3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760
Our debt facilities, including their restrictive covenants, are described in Note 9.
Off-Balance Sheet Arrangements. At March 31, 2024, we had no off-balance sheet arrangements.
Inflation. We are currently in a high interest rate environment, as the Federal Reserve has raised interest rates several times over the past two years to combat inflation and restore price stability. Based on the latest comments from the Federal Reserve in March 2024, we expect they may begin to lower interest rates at some point during 2024. Interest rates could remain higher for longer than expected if inflation and other economic indicators do not meet the Federal Reserve's expectations. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates have negatively impacted real estate values and have limited certain borrowers abilities to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of additional delinquencies and losses incurred on defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
Contractual Obligations. During the three months ended March 31, 2024, the following significant changes were made to our contractual obligations disclosed in our 2023 Annual Report:

•Modified existing debt facilities, resulting in a net $700.0 million decrease in the committed amount of these facilities;
•Entered into a new $250.0 million debt facility; and
•Paid down outstanding notes of CLOs 14 and 15 and Q Series securitization totaling $246.1 million.
Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at March 31, 2024.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2024, there were no material changes to these policies.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023

Net income attributable to common stockholders	$57,873	$84,319
Adjustments:
Net income attributable to noncontrolling interest	4,997	7,585
Income from mortgage servicing rights	(10,199)	(18,458)
Deferred tax (benefit) provision	(3,952)	3,164
Amortization and write-offs of MSRs	18,418	18,723
Depreciation and amortization	3,193	4,295
Provision for credit losses, net	14,804	23,704
Loss (gain) on derivative instruments, net	5,523	(7,051)
Stock-based compensation	6,020	5,901
Distributable earnings (1)	$96,677	$122,182

Diluted weighted average shares outstanding - GAAP (1)	222,926,076	214,910,974
Less: Convertible notes dilution	(17,414,547)	(17,230,358)
Diluted weighted average shares outstanding - distributable earnings (1)	205,511,529	197,680,616

Diluted distributable earnings per share (1)	$0.47	$0.62
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2023 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2023.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$12,249,862	$52,702	$(51,525)	$(102,244)
Interest expense from debt obligations	(11,105,897)	47,437	(47,437)	(94,873)
Impact to net interest income from loans and investments		5,265	(4,088)	(7,371)
Interest income from cash, restricted cash and escrow balances (2)	2,758,799	13,794	(13,794)	(27,890)
Total impact from hypothetical changes in interest rates		$19,059	$(17,882)	$(35,261)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at March 31, 2024.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 5.0%, or approximately $140.0 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at March 31, 2024 would have resulted in a gain of $0.3 million and $0.7 million, respectively, in the three months ended March 31, 2024, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $0.4 million and $0.7 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $16.2 million at March 31, 2024, while a 100 basis point decrease would increase the fair value by $17.1 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2024.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. In December 2023, the Board of Directors authorized an increase to the remaining availability under the share repurchase program to $150.0 million. At March 31, 2024, there was $150.0 million available for repurchase under this program. The program may be discontinued or modified at any time.
There were no purchases made by, or on behalf of us, under this plan or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2024.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

10.1	Third Amended and Restated Annual Incentive Agreement, dated April 5, 2024, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2024, filed on May 3, 2024, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 3, 2024	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 3, 2024	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer