Form 10-Q
period 2024-06-30
ARBOR REALTY TRUST INC
filed 2024-08-06
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 188,548,879 shares of common stock outstanding at July 29, 2024.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$737,485	$928,974
Restricted cash	218,228	608,233
Loans and investments, net (allowance for credit losses of $238,923 and $195,664)	11,603,944	12,377,806
Loans held-for-sale, net	342,870	551,707
Capitalized mortgage servicing rights, net	380,719	391,254
Securities held-to-maturity, net (allowance for credit losses of $9,132 and $6,256)	156,080	155,279
Investments in equity affiliates	72,872	79,303
Due from related party	105,097	64,421
Goodwill and other intangible assets	89,032	91,378
Other assets	490,885	490,281
Total assets	$14,197,212	$15,738,636

Liabilities and Equity:
Credit and repurchase facilities	$3,160,384	$3,237,827
Securitized debt	5,716,513	6,935,010
Senior unsecured notes	1,245,956	1,333,968
Convertible senior unsecured notes	284,473	283,118
Junior subordinated notes to subsidiary trust issuing preferred securities	144,275	143,896
Due to related party	2,709	13,799
Due to borrowers	75,837	121,707
Allowance for loss-sharing obligations	76,561	71,634
Other liabilities	303,865	343,072
Total liabilities	11,010,573	12,484,031

Commitments and contingencies (Note 13)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 188,548,879 and 188,505,264 shares issued and outstanding	1,885	1,885
Additional paid-in capital	2,361,466	2,367,188
Retained earnings	57,894	115,216
Total Arbor Realty Trust, Inc. stockholders' equity	3,054,929	3,117,973
Noncontrolling interest	131,710	136,632
Total equity	3,186,639	3,254,605
Total liabilities and equity	$14,197,212	$15,738,636
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At June 30, 2024 and December 31, 2023, assets of our consolidated VIEs totaled $7,154,753 and $8,614,571, respectively, and the liabilities of our consolidated VIEs totaled $5,733,813 and $6,967,877, respectively. See Note 14 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$297,188	$335,737	$618,480	$663,685
Interest expense	209,227	227,195	426,903	446,569
Net interest income	87,961	108,542	191,577	217,116
Other revenue:
Gain on sales, including fee-based services, net	17,448	22,587	34,114	37,176
Mortgage servicing rights	14,534	16,201	24,733	34,659
Servicing revenue, net	29,910	32,347	61,436	61,913
Property operating income	1,444	1,430	3,014	2,811
Loss on derivative instruments, net	(275)	(7,384)	(5,533)	(3,161)
Other income, net	2,081	45	4,414	4,923
Total other revenue	65,142	65,226	122,178	138,321
Other expenses:
Employee compensation and benefits	42,836	41,310	90,529	83,708
Selling and administrative	12,823	12,584	26,756	26,207
Property operating expenses	1,584	1,365	3,262	2,747
Depreciation and amortization	2,423	2,387	4,994	5,011
Provision for loss sharing (net of recoveries)	4,333	7,672	4,607	10,848
Provision for credit losses (net of recoveries)	29,564	13,878	48,682	36,395
Total other expenses	93,563	79,196	178,830	164,916
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	59,540	94,572	134,925	190,521
Loss on extinguishment of debt	(412)	(1,247)	(412)	(1,247)
Gain on sale of real estate	3,813	—	3,813	—
Income from equity affiliates	2,793	5,560	4,211	19,886
Provision for income taxes	(3,901)	(5,553)	(7,493)	(13,582)
Net income	61,833	93,332	135,044	195,578
Preferred stock dividends	10,342	10,342	20,684	20,684
Net income attributable to noncontrolling interest	4,094	6,826	9,090	14,411
Net income attributable to common stockholders	$47,397	$76,164	$105,270	$160,483

Basic earnings per common share	$0.25	$0.42	$0.56	$0.88
Diluted earnings per common share	$0.25	$0.41	$0.56	$0.87

Weighted average shares outstanding:
Basic	188,655,801	181,815,469	188,683,095	181,468,002
Diluted	205,487,711	216,061,876	205,499,619	215,489,604

Dividends declared per common share	$0.43	$0.42	$0.86	$0.82
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended June 30, 2024
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – April 1, 2024	42,585,589	$633,684	189,452,116	$1,895	$2,372,336	$91,770	$3,099,685	$134,623	$3,234,308
Repurchase - common stock	—	—	(935,739)	(9)	(11,399)	—	(11,408)	—	(11,408)
Stock-based compensation, net	—	—	32,502	(1)	529	—	528	—	528
Distributions - common stock	—	—	—	—	—	(81,273)	(81,273)	—	(81,273)
Distributions - preferred stock	—	—	—	—	—	(10,342)	(10,342)	—	(10,342)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,007)	(7,007)
Net income	—	—	—	—	—	57,739	57,739	4,094	61,833
Balance – June 30, 2024	42,585,589	$633,684	188,548,879	$1,885	$2,361,466	$57,894	$3,054,929	$131,710	$3,186,639

Six Months Ended June 30, 2024
Balance – January 1, 2024	42,585,589	$633,684	188,505,264	$1,885	$2,367,188	$115,216	$3,117,973	$136,632	$3,254,605
Repurchase - common stock	—	—	(935,739)	(9)	(11,399)	—	(11,408)	—	(11,408)
Stock-based compensation, net	—	—	979,354	9	5,677	—	5,686	—	5,686
Distributions - common stock	—	—	—	—	—	(162,592)	(162,592)	—	(162,592)
Distributions - preferred stock	—	—	—	—	—	(20,684)	(20,684)	—	(20,684)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(14,012)	(14,012)
Net income	—	—	—	—	—	125,954	125,954	9,090	135,044
Balance – June 30, 2024	42,585,589	$633,684	188,548,879	$1,885	$2,361,466	$57,894	$3,054,929	$131,710	$3,186,639

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

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$135,044	$195,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,994	5,011
Stock-based compensation	8,772	9,094
Amortization and accretion of interest and fees, net	(1,928)	(1,857)
Amortization of capitalized mortgage servicing rights	33,518	31,020
Originations of loans held-for-sale	(2,017,127)	(2,460,869)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,220,661	2,332,245
Mortgage servicing rights	(24,733)	(34,659)
Write-off of capitalized mortgage servicing rights from payoffs	4,418	8,907
Provision for loss sharing (net of recoveries)	4,607	10,848
Provision for credit losses (net of recoveries)	48,682	36,395
Net charge-offs for loss sharing obligations	320	(1,335)
Deferred tax benefit	(6,896)	(4,197)
Income from equity affiliates	(4,211)	(19,886)
Distributions from operations of equity affiliates	12,029	15,008
Change in fair value of held-for-sale loans	31	(2,220)
Loss on derivative instruments, net	5,533	3,161
Loss on extinguishment of debt	412	1,247
Payoffs and paydowns of loans held-for-sale	1,353	27
Gain on sale of real estate	(3,813)	—
Changes in operating assets and liabilities	(91,778)	(21,897)
Net cash provided by operating activities	329,888	101,621

Investing Activities:
Loans and investments funded, originated and purchased	(615,518)	(867,804)
Payoffs and paydowns of loans and investments	1,345,861	1,873,578
Deferred fees	10,594	7,945
Proceeds from sale of real estate, net	13,928	—
Contributions to equity affiliates	(12,612)	(850)
Distributions from equity affiliates	11,224	12,052
Payoffs and paydowns of securities held-to-maturity	166	3,413
Due to borrowers and reserves	(35,650)	—
Net cash provided by investing activities	717,993	1,028,334

Financing activities:
Proceeds from credit and repurchase facilities	4,554,034	4,449,564
Paydowns and payoffs of credit and repurchase facilities	(4,638,895)	(4,717,137)
Payoffs and paydowns of mortgage note payable	(8,900)	—
Payoffs and paydowns of securitized debt	(1,224,857)	(689,715)
Proceeds from issuance of common stock	—	109,668
Proceeds from issuance of senior unsecured notes	—	95,000
Payoffs and paydowns of senior unsecured notes	(90,000)	(149,600)
Payments of withholding taxes on net settlement of vested stock	(3,086)	(5,130)
Repurchase of common stock	(11,408)	(37,432)
Distributions to stockholders	(197,288)	(184,016)
Payment of deferred financing costs	(8,975)	(6,094)
Net cash used in financing activities	(1,629,375)	(1,134,892)
Net decrease in cash, cash equivalents and restricted cash	(581,494)	(4,937)
Cash, cash equivalents and restricted cash at beginning of period	1,537,207	1,248,165
Cash, cash equivalents and restricted cash at end of period	$955,713	$1,243,228
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$928,974	$534,357
Restricted cash at beginning of period	608,233	713,808
Cash, cash equivalents and restricted cash at beginning of period	$1,537,207	$1,248,165

Cash and cash equivalents at end of period	$737,485	$846,362
Restricted cash at end of period	218,228	396,866
Cash, cash equivalents and restricted cash at end of period	$955,713	$1,243,228

Supplemental cash flow information:
Cash used to pay interest	$413,554	$426,363
Cash used to pay taxes	16,132	11,141

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	101,250	—
Settlement of loans and investments, net of real estate	(100,250)	—
Derecognition of real estate owned	95,250	—
Loan funded in conjunction with real estate sold	(95,250)	—
Distributions accrued on preferred stock	7,010	7,010
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Description of Business
Arbor Realty Trust, Inc. (“we,” “us,” “our,” or the "Company") is a Maryland corporation formed in 2003. We are a nationwide real estate investment trust (“REIT”) and direct lender, providing loan origination and servicing for commercial real estate assets. We operate through two business segments: our Structured Loan Origination and Investment Business, or “Structured Business,” and our Agency Loan Origination and Servicing Business, or “Agency Business.”
Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, single-family rental (“SFR”) and commercial real estate markets, primarily consisting of bridge loans, in addition to mezzanine loans, junior participating interests in first mortgages and preferred equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.
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
Principles of Consolidation
The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other entities in which we have a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 14. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, currently high interest rate environment, bank failures, tightening of capital

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
markets and reduced property values, both globally and to our business, makes any estimate or assumption at June 30, 2024 inherently less certain.
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
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2024	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,478,252	97%	696	7.81%	10.6	0%	79%
Mezzanine loans	272,550	2%	59	7.87%	52.8	51%	83%
Preferred equity investments	117,431	1%	26	5.09%	55.0	55%	81%
SFR permanent loans	4,975	<1%	2	10.02%	10.9	0%	47%
Total UPB	11,873,208	100%	783	7.79%	12.0	2%	79%
Allowance for credit losses	(238,923)
Unearned revenue	(30,341)
Loans and investments, net	$11,603,944

	December 31, 2023
Bridge loans (5)	$12,273,244	97%	679	8.45%	12.0	0%	78%
Mezzanine loans	248,457	2%	49	8.41%	56.6	48%	80%
Preferred equity investments	85,741	1%	17	3.95%	60.3	53%	82%
SFR permanent loans	7,564	<1%	2	9.84%	13.9	0%	56%
Total UPB	12,615,006	100%	747	8.42%	13.2	1%	78%
Allowance for credit losses	(195,664)
Unearned revenue	(41,536)
Loans and investments, net	$12,377,806
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
(2)Including extension options, the weighted average remaining months to maturity at June 30, 2024 and December 31, 2023 was 25.6 and 29.4, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5)At June 30, 2024 and December 31, 2023, bridge loans included 403 and 354, respectively, of SFR loans with a total gross loan commitment of $3.42 billion and $2.86 billion, respectively, of which $1.62 billion and $1.32 billion, respectively, was funded.
Concentration of Credit Risk
We are subject to concentration risk in that, at June 30, 2024, the UPB related to 83 loans with five different borrowers represented 11% of total assets. At December 31, 2023, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both the three and six months ended June 30, 2024 and the year ended December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 17 for details on our concentration of related party loans and investments.
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
Generally speaking, given our typical loan profile, risk ratings of pass, pass/watch and special mention suggest that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement. A risk rating of substandard indicates we anticipate the loan may require a modification of some kind. A risk rating of doubtful indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, market strength, asset quality, or a borrower's ability to perform under modified loan terms may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at June 30, 2024, and charge-offs recorded for the six months ended June 30, 2024 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2024	2023	2022	2021	2020	Prior
Multifamily:
Pass	$98,370	$90,179	$35,366	$30,304	$2,010	$24,860	$281,089
Pass/Watch	137,775	159,636	1,762,948	1,210,592	119,860	114,600	3,505,411
Special Mention	9,069	167,357	2,028,629	3,175,684	—	116,561	5,497,300
Substandard	—	21,758	515,008	69,300	8,006	—	614,072
Doubtful	9,460	—	—	111,060	14,800	9,764	145,084
Total Multifamily	$254,674	$438,930	$4,341,951	$4,596,940	$144,676	$265,785	$10,042,956	2%	82%
Single-Family Rental:	Percentage of portfolio						85%
Pass	$25,507	$19,109	$810	$—	$—	$—	$45,426
Pass/Watch	227,241	338,968	461,269	146,738	116,364	—	1,290,580
Special Mention	5,704	47,065	65,561	163,286	9,622	—	291,238
Total Single-Family Rental	$258,452	$405,142	$527,640	$310,024	$125,986	$—	$1,627,244	0%	61%
Land:	Percentage of portfolio						14%
Pass	$10,350	$—	$—	$—	$—	$—	$10,350
Pass/Watch	—	—	—	—	8,100	—	8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$10,350	$—	$—	$—	$8,100	$127,928	$146,378	0%	96%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$—	$35,410	$—	$35,410
Total Office	$—	$—	$—	$—	$35,410	$—	$35,410	0%	80%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$19,520	$19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$523,476	$844,072	$4,869,591	$4,906,964	$314,172	$414,933	$11,873,208	2%	79%

Charge-offs	$—	$—	$—	$1,988	$—	$—	$1,988

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
Geographic Concentration Risk
At June 30, 2024, underlying properties in Texas and Florida represented 23% and 18%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2023, underlying properties in Texas and Florida represented 24% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2024
	Multifamily	Land	Retail	Single-Family Rental	Commercial	Office	Other	Total
Allowance for credit losses:
Beginning balance	$125,999	$78,120	$3,293	$2,737	$1,700	$93	$—	$211,942
Provision for credit losses (net of recoveries)	25,849	330	—	1,176	—	114	—	27,469
Charge-offs	(488)	—	—	—	—	—	—	(488)
Ending balance	$151,360	$78,450	$3,293	$3,913	$1,700	$207	$—	$238,923

	Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$58,348	$78,086	$5,819	$973	$1,700	$8,106	$45	$153,077
Provision for credit losses (net of recoveries)	15,947	(184)	—	104	—	140	(30)	15,977
Ending balance	$74,295	$77,902	$5,819	$1,077	$1,700	$8,246	$15	$169,054

	Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$3,293	$1,624	$1,700	$142	$—	$195,664
Provision for credit losses (net of recoveries)	42,501	392	—	2,289	—	65	—	45,247
Charge-offs	(1,988)	—	—	—	—	—	—	(1,988)
Ending balance	$151,360	$78,450	$3,293	$3,913	$1,700	$207	$—	$238,923

	Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$5,819	$781	$1,700	$8,162	$68	$132,559
Provision for credit losses (net of recoveries)	36,334	(166)	—	296	—	84	(53)	36,495
Ending balance	$74,295	$77,902	$5,819	$1,077	$1,700	$8,246	$15	$169,054
During the three and six months ended June 30, 2024, we recorded a $27.5 million and a $45.2 million provision for credit losses on our structured portfolio, respectively. The additional provision for credit losses during the three and six months ended June 30, 2024 was primarily attributable to specifically impaired multifamily loans and the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including changes in interest rates, unemployment forecasts, inflationary pressures, real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At June 30, 2024 and December 31, 2023, we had outstanding unfunded commitments of $1.73 billion and $1.31 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.
At June 30, 2024 and December 31, 2023, accrued interest receivable related to our loans totaling $130.4 million and $124.2 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.

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

	June 30, 2024
Asset Class	UPB	Carrying Value (1)	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$437,108	$413,500	$57,513	0%	97%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,057	3,292	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$592,543	$558,125	$140,374	0%	97%

	December 31, 2023
Multifamily	$272,494	$260,291	$37,750	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,037	3,292	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$427,929	$404,896	$120,611	0%	99%
________________________
(1)Represents the UPB of twenty-five and nineteen impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2024 and December 31, 2023, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at June 30, 2024 and December 31, 2023.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At June 30, 2024, twenty-four loans with an aggregate net carrying value of $615.3 million, net of loan loss reserves of $28.1 million, were classified as non-performing and, at December 31, 2023, sixteen loans with an aggregate net carrying value of $235.6 million, net of related loan loss reserves of $27.1 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2024		December 31, 2023
	UPB	Greater Than 60 Days Past Due	UPB	Greater Than 60 Days Past Due
Multifamily	$673,630	$673,630	$271,532	$271,532
Commercial	1,700	1,700	1,700	1,700
Retail	920	920	920	920
Total	$676,250	$676,250	$274,152	$274,152

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Non-accrued Loans
In this challenging economic environment, we began experiencing late and partial payments on certain loans in our structured portfolio. For loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all principal and interest, we may classify those loans as non-accrual and recognize interest income only when cash is received. The table below is a summary of those loans that are 60 days past due or less that we have classified as non-accrual, and changes to those loans for the period presented (in thousands).

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
Beginning balance (twelve and twenty-four multifamily bridge loans, respectively)	$489,438	$956,917
Loans that progressed to greater than 60 days past due	(263,990)	(174,860)
Loans modified or paid off (1)	(138,548)	(712,922)
Additional loans that are now less than 60 days past due experiencing late and partial payments	281,038	420,303
Ending balance (fourteen and twelve multifamily bridge loans, respectively)	$367,938	$489,438
________________________
(1)The modifications included bringing the loans current by paying past due interest owed (see Loan Modifications section below).
There were no other non-accrued loans that were 60 days or less past due during the six months ended June 30, 2023.
At both June 30, 2024 and December 31, 2023, we had no loans contractually past due greater than 60 days that are still accruing interest. During the six months ended June 30, 2024 and 2023, we recorded $16.6 million and $1.4 million, respectively, of interest income on non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at June 30, 2024, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 10.42%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2024 and December 31, 2023, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
Loan Modifications
We may amend or modify loans that involve other-than-insignificant payment delays and provide interest rate reductions and/or extend the maturity dates for borrowers experiencing financial difficulty based on specific facts and circumstances.
During the second quarter of 2024, we modified fourteen multifamily bridge loans with a total UPB of $361.8 million. These loans contained interest rates with pricing over SOFR ranging from 3.25% to 5.25% and maturities between May 2024 to June 2025. As part of the modifications of each of these loans, borrowers invested additional capital to recapitalize their projects in exchange for temporary rate relief, which we provided through a pay and accrual feature. The capital invested by the borrowers was in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan and (4) bringing any delinquent loans current by paying past due interest owed. In each case, we reduced the pay rate and deferred the remaining portion of the interest payable until payoff. The pay rates were amended to either SOFR, a spread over SOFR or a fixed rate, with the balance of the interest due under the original loan terms being deferred. At June 30, 2024, these modified loans had a weighted average pay rate of 7.30% and a weighted average accrual rate of 2.04%. These modified loans included: (1) loans with a total UPB of $92.7 million and $12.2 million that were less than 60 days past due and greater than 60 days past due at March 31, 2024, respectively; and (2) twelve loans with a total UPB of $291.9 million that were extended between four and twenty-three months.
During the second quarter of 2024, we also modified twelve multifamily bridge loans with a total UPB of $321.7 million. The modification terms required each borrower to invest additional capital in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed. The modifications on eight of these loans with a total UPB of $201.9 million included extensions between six and fifteen months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the second quarter of 2024, we modified a $36.4 million loan that was 60 days past due at March 31, 2024. In the fourth quarter of 2023, we recorded a specific reserve of $5.0 million reducing the carry value of this loan to $31.4 million. The second quarter modification bifurcated the loan into a $32.0 million senior position with a pay rate of SOFR plus 0.50%, a floor of 6.00% and an accrual rate of SOFR plus 3.25%, and a subordinated loan of $4.4 million with a zero pay rate and an accrual rate of SOFR plus 3.75%. Both of these loans were extended to a maturity date of April 2027. In accordance with the modified loan terms, the borrower agreed to invest $4.9 million of equity to fund interest, renovation and operating reserves. The $4.4 million loan and the accrual rates on both loans, are subordinate to the new borrower equity plus a return on that capital, and, as such, we decided not to accrue interest on these loans.
In the first quarter of 2024, a borrower of a $13.5 million multifamily bridge loan, with an interest rate of SOFR plus 4.15% and a maturity date in December 2024, defaulted on its interest payments and, as a result, this loan was classified as a non-performing loan. We recorded a specific reserve of $1.5 million on this loan in the first quarter of 2024. In June 2024, the borrower sold the underlying property to a third party who assumed our loan. At the time of the property sale, we entered into a loan modification agreement with the new borrower to reduce the loan amount to $12.5 million, extend the maturity to June 2027 and modify the interest rate to a fixed rate of 8.25% for the first twenty four months and 8.50% for the last twelve months. The new borrower contributed $2.0 million of capital towards a renovation reserve and interest reserve as part of this modification.
During the first quarter of 2024, we modified twenty-three multifamily bridge loans with a total UPB of $1.07 billion. These loans contained interest rates with pricing over SOFR ranging from 3.25% to 4.25% and maturities between April 2024 to August 2025. As part of the modifications of each of these loans, borrowers invested additional capital to recapitalize their projects in exchange for temporary rate relief, which we provided through a pay and accrual feature. The capital invested by the borrowers was in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan and (4) bringing any delinquent loans current by paying past due interest owed. In each case, we reduced the pay rate and deferred the remaining portion of the interest payable until payoff. The pay rates were amended to either SOFR, a spread over SOFR or a fixed rate, with the balance of the interest due under the original loan terms being deferred. At March 31, 2024, these modified loans had a weighted average pay rate of 6.95% and a weighted average accrual rate of 1.86%. These modified loans included: (1) loans totaling $712.9 million that were less than 60 days past due at December 31, 2023; (2) two specifically impaired loans with a total loan loss reserve of $7.0 million and a total UPB of $49.6 million; and (3) fifteen loans with a total UPB of $671.0 million that were extended between twelve and thirty months.
During the first quarter of 2024, we also modified sixteen multifamily bridge loans with a total UPB of $692.8 million. The modification terms required each borrower to invest additional capital in the form of either, or a combination of: (1) additional deposits into interest and/or renovation reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed. The modifications on eleven of these loans with a total UPB of $456.5 million included extensions between two and nineteen months.
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
In the fourth quarter of 2023, we converted a first mortgage loan and a preferred equity investment in an office building to a common equity investment, which is classified as real estate owned and included in other assets in our consolidated balance sheets. On the date of the conversion, the investment had a net carrying value of $37.1 million, net of an $8.0 million reserve. Upon conversion, we recognized a $2.3 million loan loss recovery as a result of the fair value of the property exceeding the carrying value of our loan and preferred equity investment. We intend to convert the building to residential condominiums.
In the second quarter of 2023, a borrower of a $70.5 million multifamily bridge loan, with an interest rate of SOFR plus 3.40% and a maturity date in September 2024, defaulted on its interest payments and, as a result, this loan was classified as a non-performing loan. In September 2023, the borrower sold the underlying property to a third party who assumed our loan. At the time of the property sale, we entered into a loan modification agreement with the new borrower to extend the maturity to September 2025 and reduce the interest rate to a fixed pay rate of 3.00% and an accrual rate of 3.00% for a total fixed rate of 6.00% for a period of eighteen months, after which the interest rate resumes to the original rate for the duration of the loan. The new borrower was also required to fund $10.5 million over time: $2.5 million in interest reserves, which was funded at the closing of the loan assumption, and $8.0 million in capital improvements within fifteen months. If the new borrower fails to timely complete the required capital improvements, it will be required to fund a renovation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
reserve at the lesser of: (1) $2.5 million and (2) the difference between the $8.0 million capital commitment and the costs actually incurred for such capital improvements. The key principal is also personally guaranteeing the $8.0 million capital improvement.
As of June 30, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $43.8 million, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All of the above modified loans were performing pursuant to their contractual terms at June 30, 2024, except for four loans, with an aggregate UPB of $122.3 million, that were modified in the first quarter of 2024. These loans were modified to provide temporary rate relief through a pay and accrual feature. In the second quarter of 2024, these loans did not make all of their required interest payments and were classified as non-accrual loans. Two of these loans with a UPB of $55.5 million have a specific loan loss reserve of $14.0 million that was recorded in 2023. The remaining two loans with an aggregate UPB of $66.8 million do not have specific reserves as the estimated fair value of the properties exceeded our carrying value as of June 30, 2024.

There were no other material loan modifications, refinancings and/or extensions during the three and six months ended June 30, 2024 or year ended December 31, 2023 for borrowers experiencing financial difficulty.
Loan Sales
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 300 basis points. The $15.0 million of equity is made up of $6.3 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 49% non-controlling limited partnership interest (see Note 8 for details) and $8.8 million from two independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
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

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At June 30, 2024 and December 31, 2023, we had total interest reserves of $185.4 million and $156.1 million, respectively, on 586 loans and 537 loans, respectively, with a total UPB of $8.69 billion and $8.44 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Fannie Mae	$221,230	$477,212
Freddie Mac	104,558	50,235
Private Label	11,345	11,350
SFR - Fixed Rate	7,349	8,696
FHA	2,957	4,832
	347,439	552,325
Fair value of future MSR	4,475	7,784
Unrealized impairment loss	(2,020)	(1,989)
Unearned discount	(7,024)	(6,413)
Loans held-for-sale, net	$342,870	$551,707
During the three and six months ended June 30, 2024, we sold $1.14 billion and $2.22 billion, respectively, of loans held-for-sale. During the three and six months ended June 30, 2023, we sold $1.41 billion and $2.34 billion, respectively, of loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During 2022, we recorded a net impairment loss of $5.2 million on seven Private Label loans with a UPB of $129.9 million and a net carrying value of $116.4 million. During the first quarter of 2023, we sold these impaired loans above the net carrying value and recorded a gain of $0.9 million.
At June 30, 2024 and December 31, 2023, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.5 years and 8.0 years at June 30, 2024 and December 31, 2023, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$377,747	$7,773	$385,520	$382,582	$8,672	$391,254
Additions	14,717	—	14,717	27,401	—	27,401
Amortization	(16,151)	(736)	(16,887)	(31,972)	(1,546)	(33,518)
Write-downs and payoffs	(2,154)	(477)	(2,631)	(3,852)	(566)	(4,418)
Ending balance	$374,159	$6,560	$380,719	$374,159	$6,560	$380,719

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Beginning balance	$383,636	$12,998	$396,634	$386,878	$14,593	$401,471
Additions	18,980	—	18,980	32,866	—	32,866
Amortization	(14,592)	(1,013)	(15,605)	(28,878)	(2,142)	(31,020)
Write-downs and payoffs	(4,757)	(842)	(5,599)	(7,599)	(1,308)	(8,907)
Ending balance	$383,267	$11,143	$394,410	$383,267	$11,143	$394,410
We collected prepayment fees totaling $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively, and $3.0 million and $5.0 million during the three and six months ended June 30, 2023, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At June 30, 2024 and December 31, 2023, we had no valuation allowance recorded on any of our MSRs.
The expected amortization of capitalized MSRs recorded at June 30, 2024 is as follows (in thousands):

Year	Amortization
2024 (six months ending 12/31/2024)	$34,199
2025	65,880
2026	60,425
2027	55,923
2028	48,630
Thereafter	115,662
Total	$380,719
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2024
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$22,114,193	69%	New York	11%
Freddie Mac	5,587,178	17%	Texas	11%
Private Label	2,547,308	8%	North Carolina	8%
FHA	1,369,507	4%	California	7%
Bridge (2)	380,547	1%	Georgia	7%
SFR - Fixed Rate	279,962	1%	Florida	6%
Total	$32,278,695	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2023
Fannie Mae	$21,264,578	69%	Texas	11%
Freddie Mac	5,181,933	17%	New York	11%
Private Label	2,510,449	8%	California	8%
FHA	1,359,624	4%	North Carolina	8%
Bridge (2)	379,425	1%	Georgia	6%
SFR - Fixed Rate	287,446	1%	Florida	6%
Total	$30,983,455	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At June 30, 2024 and December 31, 2023, our weighted average servicing fee was 38.4 basis points and 39.1 basis points, respectively. At June 30, 2024 and December 31, 2023, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.52 billion and $1.60 billion, respectively, of which approximately $1.46 billion and $1.54 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Servicing fees	$31,149	$31,081	$62,930	$60,288
Interest earned on escrows	17,896	19,509	35,650	36,516
Prepayment fees	383	2,961	792	5,036
Write-downs and payoffs of MSRs	(2,631)	(5,599)	(4,418)	(8,907)
Amortization of MSRs	(16,887)	(15,605)	(33,518)	(31,020)
Servicing revenue, net	$29,910	$32,347	$61,436	$61,913
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At June 30, 2024, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.8 years. The weighted average effective interest rate was 8.84% at June 30, 2024 and 8.85% at December 31, 2023, including the accretion of a portion of the discount deemed collectible. At June 30, 2024, $192.8 million is maturing within five years through 10 years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At June 30, 2024, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 13.6 years. The weighted average effective interest rate was 11.55% at June 30, 2024 and 11.28% at December 31, 2023, including the accretion of a portion of the discount deemed collectible. At June 30, 2024, $37.5 million is maturing after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
June 30, 2024
APL certificates	$192,791	$131,476	$(28,669)	$102,807	$2,290
B Piece bonds	37,539	24,604	7,580	32,184	6,842
Total	$230,330	$156,080	$(21,089)	$134,991	$9,132
December 31, 2023
APL certificates	$192,791	$128,865	$(31,331)	$97,534	$2,272
B Piece bonds	37,704	26,414	5,442	31,856	3,984
Total	$230,495	$155,279	$(25,889)	$129,390	$6,256

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,157	$5,440	$7,597	$3,330	$1,695	$5,025
Provision for credit loss expense/(reversal)	133	1,402	1,535	45	(536)	(491)
Ending balance	$2,290	$6,842	$9,132	$3,375	$1,159	$4,534

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Beginning balance	$2,272	$3,984	$6,256	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	18	2,858	2,876	592	789	1,381
Ending balance	$2,290	$6,842	$9,132	$3,375	$1,159	$4,534
The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $4.6 million and $8.3 million during the three and six months ended June 30, 2024, respectively, and $3.9 million and $7.1 million during the three and six months ended June 30, 2023, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at June 30, 2024
Equity Affiliates	June 30, 2024	December 31, 2023
Arbor Residential Investor LLC	$25,914	$32,743	$—
AMAC Holdings III LLC	15,041	13,591	—
Fifth Wall Ventures	14,446	13,365	—
AWC Real Estate Opportunity Partners I LP	8,702	11,671	13,200
ARSR DPREF I LLC	5,379	5,163	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	620	—	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$72,872	$79,303	$14,888
Arbor Residential Investor LLC. During the three and six months ended June 30, 2024, we recorded a loss of $0.8 million and income of $0.8 million, respectively, and during the three and six months ended June 30, 2023, we recorded income of $3.5 million and $2.6 million, respectively, to income from equity affiliates in our consolidated statements of income. Additionally, during both the three and six months ended June 30, 2024, we received cash distributions of $7.7 million, and during both the three and six months ended June 30, 2023, we received cash distributions of $7.5 million, which were classified as returns of capital. At both June 30, 2024 and December 31, 2023, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at both June 30, 2024 and December 31, 2023.
AMAC Holdings III LLC (“AMAC III”). During both the three and six months ended June 30, 2024, we made contributions of $2.6 million, and recorded losses of $0.7 million and $1.2 million, respectively. During the three and six months ended June 30, 2023, we received cash distributions of $0.5 million and $1.1 million, respectively, which were classified as returns of capital, and recorded losses of $0.5 million and $0.9 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fifth Wall Ventures. During the three and six months ended June 30, 2024, we made contributions of $0.2 million and $0.7 million, respectively, and recorded income of $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2023, we made contributions of $0.3 million and $0.6 million, respectively, and recorded a loss of $0.2 million for both periods.

AWC Real Estate Opportunity Partners I LP. In the fourth quarter of 2023, we committed to a $24.0 million investment (of which $13.0 million was funded at December 31, 2023) for an initial 99.0% noncontrolling limited partnership interest in a fund whose objective is to make investments in sustainable affordable housing structures to minority owners, with the intention to bring in additional partners. In addition, we may acquire an economic interest in the general partner and entered into an agreement with the general partner to provide a loan, up to a maximum of $0.9 million, to fund a portion of their 1.0% general partnership interest, of which $0.2 million was funded at June 30, 2024. In the second quarter of 2024, in accordance with the fund's objectives, AWC brought in an additional capital partner who committed to a $25.0 million investment (of which $11.0 million was funded at June 30, 2024) in exchange for a 51.0% non-controlling limited partnership interest and 17.5% of the general partners interest in the fund. This new equity partner diluted our limited partnership interest in the fund to a 49.0% non-controlling limited partnership interest. Additionally, in the second quarter, AWC invested $6.3 million for a 42.0% interest in a newly formed entity, which purchased a group of properties in Houston, Texas that were the collateral for a $100.3 million bridge loan that we foreclosed on simultaneously with the sale. We sold the Houston properties for $101.3 million, which was primarily financed with a new $95.3 million bridge loan we provided at SOFR plus 300 basis points. See Note 3 for details. In the fourth quarter of 2023, this fund also purchased our equity interest in North Vermont Avenue at a discount for $1.3 million, which was recorded as a reduction to our investment in AWC. The remaining $14.3 million of capital invested in the fund was used to purchase four additional qualified investments and to pay for legal and administrative expenses primarily related to the formation of the fund. We provided a $13.0 million Fannie Mae DUS loan and a $13.2 million bridge loan to the owners of the real estate on two of these investments. During the three months ended June 30, 2024, we received net capital distributions of $11.2 million, which were classified as returns of capital, and recorded a loss of $0.2 million, from our investment in AWC to income from equity affiliates in our consolidated statement of income. We also made $0.1 million and $8.5 million of additional contributions to the fund during the three and six months ended June 30, 2024, respectively.
The Park at Via Terrossa. During the six months ended June 30, 2024, we contributed $0.6 million, for a 4.96% interest in a multifamily property.
Lexford Portfolio. During both the three and six months ended June 30, 2024, we received distributions of $4.2 million and during the three and six months ended June 30, 2023, we received distributions of $2.5 million and $7.2 million, respectively, which were classified as returns on capital and recognized as income from equity affiliates.
Equity Participation Interest. During the six months ended June 30, 2023 we received $11.0 million from an equity participation interest on a property that was sold and which we had a loan that previously paid-off, which was recognized as income from equity affiliates.
See Note 17 for details of certain investments described above.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 9 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				June 30, 2024			December 31, 2023
	Current Maturity	Extended Maturity	Note Rate Type	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.9B joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	$668,522	$1,097,067	7.85%	$868,077	$1,371,436
$1B repurchase facility (2)	Aug. 2025	N/A	V	291,605	465,061	7.83%	385,779	589,533
$1B repurchase facility	(6)	N/A	V	668,484	912,135	8.29%	447,490	597,205
$649M repurchase facility (2)(4)	Oct. 2025	N/A	V	454,926	620,340	7.81%	355,328	506,753
$350M repurchase facility	Mar. 2025	Mar. 2026	V	151,611	228,535	7.53%	262,820	362,465
$250M credit facility (2)	Mar. 2026	(7)	V	112,647	217,110	8.70%	—	—
$250M repurchase facility	Aug. 2024	N/A	V	13,922	23,088	7.30%	17,964	23,088
$250M credit facility	Oct. 2025	Oct. 2026	V	—	—	—	—	—
$200M repurchase facility	Mar. 2025	N/A	V	92,144	133,503	7.99%	45,969	68,762
$200M repurchase facility	Jan. 2025	N/A	V	73,338	95,568	7.35%	107,324	141,130
$166M loan specific credit facilities	Aug. 2024 to Sept. 2025	Aug. 2024 to Aug. 2027	V	138,010	188,562	7.16%	120,328	161,700
$150M repurchase facility	Oct. 2025	N/A	V	112,076	149,727	8.45%	120,610	162,068
$100M credit facility	Oct. 2024	N/A	V	6,775	13,692	7.13%	32,579	41,522
$50M credit facility	(8)	N/A	V	—	—	—	29,200	36,500
$40M credit facility	Apr. 2026	Apr. 2027	V	15,518	24,610	7.79%	—	—
$35M working capital facility	Aug. 2024	N/A	V	—	—	—	—	—
Repurchase facility - securities (2)(5)	N/A	N/A	V	25,635	—	7.13%	31,033	—
Structured Business total				$2,825,213	$4,168,998	7.96%	$2,824,501	$4,062,162

Agency Business
$750M ASAP agreement	N/A	N/A	V	$53,516	$54,095	6.48%	$73,011	$73,781
$500M repurchase facility	Nov. 2024	N/A	V	140,797	141,410	6.82%	115,730	241,895
$200M credit facility	Mar. 2025	N/A	V	96,237	97,064	6.73%	187,138	187,185
$100M joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	7,920	11,345	7.74%	7,833	11,350
$100M credit facility	Aug. 2024	N/A	V	30,005	30,010	6.79%	—	—
$50M credit facility	Sept. 2024	N/A	V	6,165	6,166	6.68%	29,083	29,418
$1M repurchase facility (2)(4)	Oct. 2025	N/A	V	531	838	7.80%	531	866
Agency Business total				$335,171	$340,928	6.76%	$413,326	$544,495
Consolidated total				$3,160,384	$4,509,926	7.83%	$3,237,827	$4,606,657
________________________
V = variable note rate
(1)At June 30, 2024 and December 31, 2023, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $6.5 million and $4.8 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.2 million and $0.3 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)In March 2024, this joint repurchase facility was reduced from $3.00 billion to $2.00 billion.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(5)At June 30, 2024 and December 31, 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $36.7 million and $43.1 million, respectively.

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
(8)In June 2024, we terminated this credit facility.
Structured Business
At June 30, 2024 and December 31, 2023, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 8.40% and 8.26%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 67% and 69% at June 30, 2024 and December 31, 2023, respectively.
In June 2024, we amended a $500.0 million repurchase facility to increase the facility size to $650.0 million and extend the maturity to October 2025. The interest rate range for new loans under this facility was also adjusted to SOFR plus 2.61% to 3.11%, with a 0.25% SOFR floor.
In April 2024, we amended a $200.0 million credit facility to decrease the facility size to $100.0 million.
In March 2024, we amended a $500.0 million repurchase facility to increase the facility size to $1.00 billion.
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
In January 2024, we consolidated two credit facilities of $225.0 million and $25.0 million into one facility totaling $150.0 million. This facility bears interest at SOFR plus 3.00% with an all-in floor of 5.50% and matures in October 2025.
Agency Business
In June 2024, we amended our letter of credit securing our obligations under the Fannie Mae DUS and the Freddie Mac SBL programs by increasing the outstanding letter of credit amount for our Fannie Mae DUS obligations to $70.0 million from $64.0 million. We have no remaining letter of credit capacity available under this facility.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
June 30, 2024	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19 (5)	$872,512	$868,964	7.79%	$1,028,780	$1,026,925	$—
CLO 18	1,652,812	1,648,992	7.24%	1,872,391	1,870,372	132,906
CLO 17 (5)	1,714,125	1,710,879	7.12%	2,075,322	2,072,577	9,914
CLO 16 (5)	938,740	935,958	6.82%	1,178,271	1,176,416	—
CLO 14 (5)	369,790	369,274	7.04%	495,951	495,282	—
Total CLOs	5,547,979	5,534,067	7.20%	6,650,715	6,641,572	142,820
Q Series securitization	183,448	182,446	7.33%	209,598	209,174	—
Total securitized debt	$5,731,427	$5,716,513	7.20%	$6,860,313	$6,850,746	$142,820

December 31, 2023
CLO 19	$872,812	$868,359	7.84%	$1,031,772	$1,028,669	$4,527
CLO 18	1,652,812	1,647,885	7.29%	1,784,921	1,780,930	244,629
CLO 17	1,714,125	1,709,800	7.14%	1,870,388	1,865,878	203,938
CLO 16	1,237,500	1,233,769	6.76%	1,456,872	1,453,297	847
CLO 15 (5)	674,412	673,367	6.82%	734,120	732,498	42,600
CLO 14 (5)	589,345	588,176	6.82%	680,814	679,469	33,271
Total CLOs	6,741,006	6,721,356	7.14%	7,558,887	7,540,741	529,812
Q Series securitization	215,278	213,654	7.38%	287,038	286,053	—
Total securitized debt	$6,956,284	$6,935,010	7.15%	$7,845,925	$7,826,794	$529,812
________________________
(1)Debt carrying value is net of $13.9 million and $21.3 million of deferred financing fees at June 30, 2024 and December 31, 2023, respectively.
(2)At June 30, 2024 and December 31, 2023, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 7.42% and 7.37%, respectively, and the Q Series securitization was 8.04% and 7.99%, respectively.
(3)At June 30, 2024 and December 31, 2023, eighteen and twelve loans, respectively, with a total UPB of $541.6 million and $308.3 million, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Excludes restricted cash related to interest payments, delayed fundings and expenses totaling $59.4 million and $63.9 million at June 30, 2024 and December 31, 2023, respectively.
(5)The replenishment periods of CLO 14, CLO 15, CLO 16, CLO 19, and CLO 17 ended in September 2023, December 2023, March 2024, May 2024 and June 2024, respectively.
CLO 15. In June 2024, we unwound CLO 15, redeeming the remaining outstanding notes, which were paid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities.
Securitization Paydowns. During the six months ended June 30, 2024, outstanding notes totaling $518.6 million on CLO 14, CLO 16 and CLO 19 and $31.8 million on the Q Series securitization have been paid down.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		June 30, 2024			December 31, 2023
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$93,985	7.75%	$95,000	$93,697	7.75%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,281	8.50%	150,000	148,023	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,088	5.00%	180,000	177,875	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	268,183	4.50%	270,000	267,763	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	173,846	5.00%	175,000	173,542	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,685	4.50%	275,000	273,444	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,888	4.75%	110,000	109,721	4.75%
5.75% Notes (5)	Mar. 2019	Apr. 2024	—	—	—	90,000	89,903	5.75%
			$1,255,000	$1,245,956	5.39%	$1,345,000	$1,333,968	5.41%
________________________
(1)At June 30, 2024 and December 31, 2023, the carrying value is net of deferred financing fees of $9.0 million and $11.0 million, respectively.
(2)At June 30, 2024 and December 31, 2023, the aggregate weighted average note rate, including certain fees and costs, was 5.67% and 5.70%, respectively.
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
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
June 30, 2024	$287,500	$3,027	$284,473

December 31, 2023	$287,500	$4,382	$283,118
During the three months ended June 30, 2024, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2024, we incurred interest expense on the notes totaling $12.2 million, of which $10.8 million and $1.4 million related to the cash coupon and deferred financing fees, respectively. During the three months ended June 30, 2023, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2023, we incurred interest expense on the notes totaling $12.2 million, of which $10.8 million and $1.4 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% and 8.42% at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the 7.50%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
convertible senior notes had a conversion rate of 60.7378 shares of common stock per $1,000 of principal, which represented a conversion price of $16.46 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $144.3 million and $143.9 million at June 30, 2024 and December 31, 2023, respectively, which is net of a deferred amount of $8.6 million and $9.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.4 million and $1.5 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 8.21% and 8.48% at June 30, 2024 and December 31, 2023, respectively. Including certain fees and costs, the weighted average note rate was 8.30% and 8.56% at June 30, 2024 and December 31, 2023, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2024.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at June 30, 2024, as well as on the most recent determination dates in July 2024. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in July 2024 are as follows:

Cash Flow Triggers	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	132.91%	127.64%	121.78%	123.67%	119.98%
Limit	118.76%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	178.52%	176.03%	165.14%	155.45%	141.61%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
July 2024	132.91%	127.64%	121.78%	123.67%	119.98%
April 2024	125.22%	120.81%	121.71%	123.87%	119.30%
January 2024	120.00%	120.81%	121.71%	123.87%	120.30%
October 2023	119.76%	121.21%	122.51%	124.03%	120.30%
July 2023	119.76%	121.21%	122.51%	124.03%	120.30%
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
Note 10 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$72,790	$59,757	$71,634	$57,168
Provisions for loss sharing	4,714	7,724	5,773	12,290
Provisions reversal for loan repayments	(381)	(52)	(394)	(1,442)
Recoveries (charge-offs), net	(562)	(748)	(452)	(1,335)
Ending balance	$76,561	$66,681	$76,561	$66,681
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2024 and December 31, 2023, we had $34.8 million and $34.6 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2024 and December 31, 2023, we had outstanding advances of $1.3 million and $1.1 million, respectively, which were netted against the allowance for loss-sharing obligations.
At June 30, 2024 and December 31, 2023, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $41.8 million and $37.0 million, respectively, and represented 0.19% and 0.17%, respectively, of our Fannie Mae servicing portfolio. During the three and six months ended June 30, 2024, we recorded an increase in CECL reserves of $3.8 million and $4.9 million, respectively. During the three and six months ended June 30, 2023, we recorded an increase in CECL reserves of $6.9 million and $9.4 million, respectively.
At June 30, 2024 and December 31, 2023, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.12 billion and $3.95 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2024, we recorded net losses of $0.4 million and $0.3 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $14.5 million and $24.7 million, respectively. During the three and six months ended June 30, 2023, we recorded net losses of $8.1 million and $1.0 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $16.2 million and $34.7 million, respectively. See Note 12 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At June 30, 2024 and December 31, 2023, we had $1.9 million and $1.5 million, respectively, included in others assets, which was comprised of cash posted as collateral of $2.0 million and $1.9 million, respectively, and net liability positions of $0.1 million and $0.4 million, respectively, from the fair value of our treasury futures.
During the three months ended June 30, 2024, we recorded realized gains of $0.2 million and unrealized losses of $0.1 million to our Agency Business related to our swaps. During the six months ended June 30, 2024, we recorded realized and unrealized gains of $0.1 million and $0.3 million, respectively, to our Agency Business related to our swaps. During the three months ended June 30, 2023, we recorded realized losses of $0.6 million and unrealized gains of $1.3 million to our Agency Business related to our swaps. During the six months ended June 30, 2023, we recorded realized gains of $1.0 million and unrealized losses of $3.1 million to our Agency Business related to our swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	June 30, 2024
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	6	$65,242	Other assets/other liabilities	$1,066	$(377)
Forward sale commitments	31	393,987	Other assets/other liabilities	768	(1,187)
Treasury futures	82	8,200		—	—
		$467,429		$1,834	$(1,564)

	December 31, 2023
Rate lock commitments	3	$26,800	Other assets/other liabilities	$428	$(759)
Forward sale commitments	33	559,079	Other assets/other liabilities	6,119	(262)
Treasury futures	82	8,200		—	—
		$594,079		$6,547	$(1,021)
Note 12 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2024			December 31, 2023
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,873,208	$11,603,944	$11,555,363	$12,615,006	$12,377,806	$12,452,563
Loans held-for-sale, net	347,439	342,870	354,818	552,325	551,707	566,451
Capitalized mortgage servicing rights, net	n/a	380,719	520,994	n/a	391,254	510,472
Securities held-to-maturity, net	230,330	156,080	134,991	230,495	155,279	129,390
Derivative financial instruments	152,484	1,834	1,834	447,609	6,547	6,547

Financial liabilities:
Credit and repurchase facilities	$3,167,067	$3,160,384	$3,154,002	$3,242,939	$3,237,827	$3,228,324
Securitized debt	5,731,427	5,716,513	5,674,069	6,956,284	6,935,010	6,864,557
Senior unsecured notes	1,255,000	1,245,956	1,112,206	1,345,000	1,333,968	1,214,331
Convertible senior unsecured notes	287,500	284,473	287,859	287,500	283,118	301,156
Junior subordinated notes	154,336	144,275	107,761	154,336	143,896	106,444
Derivative financial instruments	306,745	1,564	1,564	138,270	1,021	1,021
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at June 30, 2024 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,834	$1,834	$—	$768	$1,066

Financial liabilities:
Derivative financial instruments	$1,564	$1,564	$—	$1,564	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at June 30, 2024 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$417,751	$417,751	$—	$—	$417,751
Loans held-for-sale (2)	16,672	16,672	—	16,672	—
	$434,423	$434,423	$—	$16,672	$417,751
________________________
(1)We had an allowance for credit losses of $140.4 million related to twenty-five impaired loans with a total carrying value, before loan loss reserves, of $558.1 million at June 30, 2024.
(2)We had unrealized impairment losses of $2.0 million related to five held-for-sale loans with a total carrying value, before unrealized impairment losses, of $18.7 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at June 30, 2024 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$355,987	Discounted cash flows	Capitalization rate	6.27%	5.75% - 7.00%

Land	49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	11,765	Sales comparative	Price per acre	$165,128	$165,128

Derivative financial instruments:
Rate lock commitments	1,066	Discounted cash flows	W/A discount rate	11.41%	11.41%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative assets and liabilities, net
Beginning balance	$1,071	$3,097	$428	$354
Settlements	(14,006)	(17,688)	(23,442)	(32,754)
Realized gains recorded in earnings	12,935	14,591	23,014	32,400
Unrealized gains recorded in earnings	1,066	757	1,066	757
Ending balance	$1,066	$757	$1,066	$757
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

June 30, 2024	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$65,242	$1,066	$377	$—	$1,443
Forward sale commitments	393,987	—	(377)	—	(377)
Loans held-for-sale, net (1)	347,439	4,475	—	(2,020)	2,455
Total		$5,541	$—	$(2,020)	$3,521
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at June 30, 2024 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,603,944	$11,555,363	$—	$—	$11,555,363
Loans held-for-sale, net	342,870	354,818	—	350,343	4,475
Capitalized mortgage servicing rights, net	380,719	520,994	—	—	520,994
Securities held-to-maturity, net	156,080	134,991	—	—	134,991

Financial liabilities:
Credit and repurchase facilities	$3,160,384	$3,154,002	$—	$335,171	$2,818,831
Securitized debt	5,716,513	5,674,069	—	—	5,674,069
Senior unsecured notes	1,245,956	1,112,206	1,112,206	—	—
Convertible senior unsecured notes	284,473	287,859	—	287,859	—
Junior subordinated notes	144,275	107,761	—	—	107,761
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
At June 30, 2024, we were required to maintain at least $21.6 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At June 30, 2024, the restricted liquidity requirement totaled $83.5 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At June 30, 2024, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $37.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At June 30, 2024, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At June 30, 2024, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2024 (six months ending December 31, 2024)	$808,418	$5,434	$813,852
2025	4,103,439	11,081	4,114,520
2026	4,231,879	11,297	4,243,176
2027	1,117,258	9,782	1,127,040
2028	180,000	9,093	189,093
2029	—	8,576	8,576
Thereafter	154,336	19,308	173,644
Total	$10,595,330	$74,571	$10,669,901
During the three and six months ended June 30, 2024, we recorded lease expense of $2.8 million and $5.5 million, respectively, and during the three and six months ended June 30, 2023, we recorded lease expense of $2.6 million and $5.2 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.73 billion at June 30, 2024 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Restricted cash	$202,210	$593,956
Loans and investments, net	6,850,746	7,826,793
Other assets	101,797	193,822
Total assets	$7,154,753	$8,614,571

Liabilities:
Securitized debt	$5,716,513	$6,935,010
Other liabilities	17,300	32,867
Total liabilities	$5,733,813	$6,967,877
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 38 VIEs in which we have a variable interest at June 30, 2024 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at June 30, 2024 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$816,004
APL certificates	133,766
Equity investments	28,359
B Piece bonds	31,446
Agency interest only strips	117
Total	$1,009,692
________________________
(1)Represents the carrying amount of loans and investments before reserves. At June 30, 2024, $186.8 million of loans to VIEs had corresponding specific loan loss reserves of $88.1 million. The maximum loss exposure at June 30, 2024 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.16 billion at June 30, 2024.
Note 15 — Equity
Common Stock. In May 2024, we entered into a new equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. At June 30, 2024, no shares were sold under the agreement.
During 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At June 30, 2024, there was $138.6 million available for repurchase under this program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2024, there were 16,293,589 OP Units outstanding, which represented 8.00% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2024 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 14, 2024	$0.43	March 29, 2024	$0.3984375	$0.390625	$0.390625
May 1, 2024	$0.43	June 28, 2024	$0.3984375	$0.390625	$0.390625
Common Stock – On July 31, 2024, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on August 30, 2024 to common stockholders of record as of the close of business on August 16, 2024.
Deferred Compensation. During 2024, we issued 644,869 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $8.2 million, of which: (1) 228,416 shares with a grant date fair value of $2.9 million vested on the grant date in 2024; (2) 200,900 shares with a grant date fair value of $2.6 million will vest in 2025; (3) 201,105 shares with a grant date fair value of $2.6 million will vest in 2026; (4) 7,226 shares with a grant date fair value of $0.1 million will vest in 2027; and (5) 7,222 shares with a grant date fair value of $0.1 million will vest in 2028.
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
During 2024, 275,569 shares of performance-based RSUs and 184,729 shares of restricted common stock previously granted to our chief executive officer fully vested.
During 2024, we withheld 247,396 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$47,397	$47,397	$76,164	$76,164
Net income attributable to noncontrolling interest (2)	—	4,094	—	6,826
Interest expense on convertible notes	—	—	—	6,081
Net income attributable to common stockholders and noncontrolling interest	$47,397	$51,491	$76,164	$89,071
Weighted average shares outstanding	188,655,801	188,655,801	181,815,469	181,815,469
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	17,270,615
Dilutive effect of RSUs (4)	—	538,321	—	682,203
Weighted average shares outstanding	188,655,801	205,487,711	181,815,469	216,061,876
Net income per common share (1)	$0.25	$0.25	$0.42	$0.41

	Six Months Ended June 30,
	2024		2023
Net income attributable to common stockholders (1)	$105,270	$105,270	$160,483	$160,483
Net income attributable to noncontrolling interest (2)	—	9,090	—	14,411
Interest expense on convertible notes	—	—	—	12,163
Net income attributable to common stockholders and noncontrolling interest	$105,270	$114,360	$160,483	$187,057
Weighted average shares outstanding	188,683,095	188,683,095	181,468,002	181,468,002
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	17,250,598
Dilutive effect of RSUs (4)	—	522,935	—	477,415
Weighted average shares outstanding	188,683,095	205,499,619	181,468,002	215,489,604
Net income per common share (1)	$0.56	$0.56	$0.88	$0.87
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The convertible senior unsecured notes were antidilutive for the three and six months ended June 30, 2024.
(4)Our chief executive officer was granted RSUs, which vest at the end of a 4-year performance period based upon our achievement of total stockholder return objectives.

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
In the three and six months ended June 30, 2024, we recorded a tax provision of $3.9 million and $7.5 million, respectively. In the three and six months ended June 30, 2023, we recorded a tax provision of $5.6 million and $13.6 million, respectively. The tax provision recorded in the three months ended June 30, 2024 consisted of a current tax provision of $6.8 million and a deferred tax benefit of $2.9 million. The tax provision recorded in the six months ended June 30, 2024 consisted of a current tax provision of $14.4 million and a deferred tax benefit of $6.9 million. The tax provision recorded in the three months ended June 30, 2023 consisted of a current tax provision of $13.0 million and a deferred tax benefit of $7.4 million. The tax provision recorded in the six months ended June 30, 2023 consisted of a current tax provision of $17.8 million and deferred tax benefit of $4.2 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.
Note 17 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2024, we incurred $0.9 million and $1.8 million, respectively, and, during the three and six months ended June 30, 2023, we incurred $0.8 million and $1.5 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $105.1 million and $64.4 million at June 30, 2024 and December 31, 2023, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $2.7 million and $13.8 million at June 30, 2024 and December 31, 2023, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Our investments in equity affiliates, which represent related parties under GAAP, along with the related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the six months ended June 30, 2024 and 2023, we reimbursed the aircraft owner $0.3 million and $0.4 million, respectively, for the flights chartered by our executives pursuant the agreement.
In May 2024, we committed to fund a $42.5 million bridge loan (none of which was funded at June 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was less than $0.1 million for both the three and six months ended June 30, 2024.
In May 2023, we committed to fund a $56.9 million bridge loan ($27.9 million was funded at June 30, 2024) for an SFR build-to-rent construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $0.6 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and was less than $0.1 million for both the three and six months ended June 30, 2023.
In 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($6.7 million was funded at June 30, 2024) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and matures

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
in March 2025. Interest income recorded from this loan was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and less than $0.1 million for both the three and six months ended June 30, 2023.
In 2022, we committed to fund a $67.1 million bridge loan ($10.6 million was funded at June 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023.
In 2022, we committed to fund a $39.4 million bridge loan ($18.0 million was funded at June 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.
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
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of SOFR plus 3.75% with a SOFR floor of 0.25% and was scheduled to mature in March 2024. In December 2023, the loan was paid off in full. Interest income recorded from this loan was $1.5 million and $2.8 million for the three and six months ended June 30, 2023, respectively.
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 3.75% with a SOFR floor of 0.75% and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($38.9 million was funded at June 30, 2024) and the maturity on the bridge loan and preferred equity investment were extended to May 2025 and October 2024, respectively. Interest income recorded from these loans was $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively.
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 1.00% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.9 million ($35.2 million was funded at June 30, 2024), and the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($28.5 million was funded at June 30, 2024) for an 18% interest in AMAC III. During the three and six months ended June 30, 2024, we recorded losses associated with this investment of $0.7 million and $1.2 million, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. We received cash distributions of $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of SOFR plus 3.50%, and matures in August 2024. Interest income recorded from the bridge loan was $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00% and a January 2024 maturity. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. In January 2024, the maturity was extended to January 2025. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and matures in August 2024. Interest income recorded from the bridge loan was $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at June 30, 2024. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for both the three and six months ended June 30, 2023.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At June 30, 2024, we had an indirect interest of 12.3% in this entity. We recorded a loss of $0.8 million and income of $0.8 million related to this investment for the three and six months ended June 30, 2024, respectively, and income of $3.5 million and $2.6 million for the three and six months ended June 30, 2023, respectively. During both the three and six months ended June 30, 2024, we received cash distributions of $7.7 million, and during both the three and six months ended June 30, 2023, we received cash distributions of $7.5 million, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $4.2 million for both the three and six months ended June 30, 2024, and $2.5 million and $7.2 million for the three and six months ended June 30, 2023, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
misrepresentation by Lexford or us. At June 30, 2024, this debt had an aggregate outstanding balance of approximately $500.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At June 30, 2024, ACM holds 2,535,870 shares of our common stock and 10,597,566 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended June 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$282,077	$15,111	$—	$297,188
Interest expense	203,062	6,165	—	209,227
Net interest income	79,015	8,946	—	87,961
Other revenue:
Gain on sales, including fee-based services, net	—	17,448	—	17,448
Mortgage servicing rights	—	14,534	—	14,534
Servicing revenue	—	46,797	—	46,797
Amortization of MSRs	—	(16,887)	—	(16,887)
Property operating income	1,444	—	—	1,444
Loss on derivative instruments, net	—	(275)	—	(275)
Other income, net	1,975	106	—	2,081
Total other revenue	3,419	61,723	—	65,142
Other expenses:
Employee compensation and benefits	15,805	27,031	—	42,836
Selling and administrative	5,828	6,995	—	12,823
Property operating expenses	1,584	—	—	1,584
Depreciation and amortization	1,250	1,173	—	2,423
Provision for loss sharing (net of recoveries)	—	4,333	—	4,333
Provision for credit losses (net of recoveries)	28,030	1,534	—	29,564
Total other expenses	52,497	41,066	—	93,563
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	29,937	29,603	—	59,540
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on sale of real estate	3,813	—	—	3,813
Income from equity affiliates	2,793	—	—	2,793
Benefit from (provision for) income taxes	865	(4,766)	—	(3,901)
Net income	36,996	24,837	—	61,833
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	4,094	4,094
Net income attributable to common stockholders	$26,654	$24,837	$(4,094)	$47,397

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$322,105	$13,632	$—	$335,737
Interest expense	220,966	6,229	—	227,195
Net interest income	101,139	7,403	—	108,542
Other revenue:
Gain on sales, including fee-based services, net	—	22,587	—	22,587
Mortgage servicing rights	—	16,201	—	16,201
Servicing revenue	—	47,952	—	47,952
Amortization of MSRs	—	(15,605)	—	(15,605)
Property operating income	1,430	—	—	1,430
Loss on derivative instruments, net	—	(7,384)	—	(7,384)
Other income (loss), net	760	(715)	—	45
Total other revenue	2,190	63,036	—	65,226
Other expenses:
Employee compensation and benefits	13,438	27,872	—	41,310
Selling and administrative	5,833	6,751	—	12,584
Property operating expenses	1,365	—	—	1,365
Depreciation and amortization	1,214	1,173	—	2,387
Provision for loss sharing (net of recoveries)	—	7,672	—	7,672
Provision for credit losses (net of recoveries)	14,369	(491)	—	13,878
Total other expenses	36,219	42,977	—	79,196
Income before extinguishment of debt, income from equity affiliates and income taxes	67,110	27,462	—	94,572
Loss on extinguishment of debt	(1,247)	—	—	(1,247)
Income from equity affiliates	5,560	—	—	5,560
Provision for income taxes	(1,200)	(4,353)	—	(5,553)
Net income	70,223	23,109	—	93,332
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,826	6,826
Net income attributable to common stockholders	$59,881	$23,109	$(6,826)	$76,164

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$589,965	$28,515	$—	$618,480
Interest expense	415,661	11,242	—	426,903
Net interest income	174,304	17,273	—	191,577
Other revenue:
Gain on sales, including fee-based services, net	—	34,114	—	34,114
Mortgage servicing rights	—	24,733	—	24,733
Servicing revenue	—	94,954	—	94,954
Amortization of MSRs	—	(33,518)	—	(33,518)
Property operating income	3,014	—	—	3,014
Loss on derivative instruments, net	—	(5,533)	—	(5,533)
Other income, net	4,275	139	—	4,414
Total other revenue	7,289	114,889	—	122,178
Other expenses:
Employee compensation and benefits	34,352	56,177	—	90,529
Selling and administrative	12,624	14,132	—	26,756
Property operating expenses	3,262	—	—	3,262
Depreciation and amortization	2,648	2,346	—	4,994
Provision for loss sharing (net of recoveries)	—	4,607	—	4,607
Provision for credit losses (net of recoveries)	45,806	2,876	—	48,682
Total other expenses	98,692	80,138	—	178,830
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	82,901	52,024	—	134,925
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on sale of real estate	3,813	—	—	3,813
Income from equity affiliates	4,211	—	—	4,211
Benefit from (provision for) income taxes	784	(8,277)	—	(7,493)
Net income	91,297	43,747	—	135,044
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	9,090	9,090
Net income attributable to common stockholders	$70,613	$43,747	$(9,090)	$105,270

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$639,481	$24,204	$—	$663,685
Interest expense	435,860	10,709	—	446,569
Net interest income	203,621	13,495	—	217,116
Other revenue:
Gain on sales, including fee-based services, net	—	37,176	—	37,176
Mortgage servicing rights	—	34,659	—	34,659
Servicing revenue	—	92,933	—	92,933
Amortization of MSRs	—	(31,020)	—	(31,020)
Property operating income	2,811	—	—	2,811
Loss on derivative instruments, net	—	(3,161)	—	(3,161)
Other income, net	2,667	2,256	—	4,923
Total other revenue	5,478	132,843	—	138,321
Other expenses:
Employee compensation and benefits	29,079	54,629	—	83,708
Selling and administrative	12,544	13,663	—	26,207
Property operating expenses	2,747	—	—	2,747
Depreciation and amortization	2,665	2,346	—	5,011
Provision for loss sharing (net of recoveries)	—	10,848	—	10,848
Provision for credit losses (net of recoveries)	35,014	1,381	—	36,395
Total other expenses	82,049	82,867	—	164,916
Income before extinguishment of debt, income from equity affiliates and income taxes	127,050	63,471	—	190,521
Loss on extinguishment of debt	(1,247)	—	—	(1,247)
Income from equity affiliates	19,886	—	—	19,886
Provision for income taxes	(771)	(12,811)	—	(13,582)
Net income	144,918	50,660	—	195,578
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	14,411	14,411
Net income attributable to common stockholders	$124,234	$50,660	$(14,411)	$160,483
________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2024
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$272,614	$464,871	$737,485
Restricted cash	203,223	15,005	218,228
Loans and investments, net	11,603,944	—	11,603,944
Loans held-for-sale, net	—	342,870	342,870
Capitalized mortgage servicing rights, net	—	380,719	380,719
Securities held-to-maturity, net	—	156,080	156,080
Investments in equity affiliates	72,872	—	72,872
Goodwill and other intangible assets	12,500	76,532	89,032
Other assets and due from related party	521,039	74,943	595,982
Total assets	$12,686,192	$1,511,020	$14,197,212

Liabilities:
Debt obligations	$10,216,430	$335,171	$10,551,601
Allowance for loss-sharing obligations	—	76,561	76,561
Other liabilities and due to related parties	305,813	76,598	382,411
Total liabilities	$10,522,243	$488,330	$11,010,573

	December 31, 2023
Assets:
Cash and cash equivalents	$619,487	$309,487	$928,974
Restricted cash	595,342	12,891	608,233
Loans and investments, net	12,377,806	—	12,377,806
Loans held-for-sale, net	—	551,707	551,707
Capitalized mortgage servicing rights, net	—	391,254	391,254
Securities held-to-maturity, net	—	155,279	155,279
Investments in equity affiliates	79,303	—	79,303
Goodwill and other intangible assets	12,500	78,878	91,378
Other assets and due from related party	453,073	101,629	554,702
Total assets	$14,137,511	$1,601,125	$15,738,636

Liabilities:
Debt obligations	$11,520,492	$413,327	$11,933,819
Allowance for loss-sharing obligations	—	71,634	71,634
Other liabilities and due to related parties	369,588	108,990	478,578
Total liabilities	$11,890,080	$593,951	$12,484,031

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination Data:
Structured Business
Bridge:
Multifamily	$19,650	$98,530	$58,885	$284,630
SFR	185,500	108,964	356,990	185,053
Land	10,350	—	10,350	—
	215,500	207,494	426,225	469,683

Mezzanine / Preferred Equity	11,684	1,500	56,813	7,345
Total New Loan Originations	$227,184	$208,994	$483,038	$477,028

Number of Loans Originated	45	26	104	50

SFR Commitments	$277,260	$200,182	$688,877	$254,532

Loan Runoff	$629,641	$685,220	$1,269,659	$1,871,869

Agency Business
Origination Volumes by Investor:
Fannie Mae	$742,724	$1,079,910	$1,201,153	$1,874,931
Freddie Mac	346,821	217,884	716,923	319,216
Private Label	34,714	50,256	50,124	91,363
SFR - Fixed Rate	24,996	11,837	27,314	17,298
FHA	—	62,552	—	211,492
Total New Loan Originations	$1,149,255	$1,422,439	$1,995,514	$2,514,300
Total Loan Commitment Volume	$1,099,713	$1,133,312	$2,033,956	$2,633,422

Agency Business Loan Sales Data:
Fannie Mae	$731,237	$1,023,088	$1,457,135	$1,674,846
Freddie Mac	332,921	175,342	662,600	243,799
Private Label	34,714	72,803	50,124	232,748
FHA	11,419	134,383	23,488	177,858
SFR - Fixed Rate	24,996	5,108	27,314	14,172
Total Loan Sales	$1,135,287	$1,410,724	$2,220,661	$2,343,423
Sales Margin (fee-based services as a % of loan sales)	1.54%	1.60%	1.54%	1.59%
MSR Rate (MSR income as a % of loan commitments) (1)	1.32%	1.43%	1.22%	1.32%
________________________

(1) Excluding $160.2 million of loan commitments not serviced for a fee from the first quarter of 2024, the MSR rate was 1.32% for the six months ended June 30, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2024
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$22,114,193	46.7	7.0
Freddie Mac	5,587,178	22.7	7.4
Private Label	2,547,308	18.9	6.0
FHA	1,369,507	14.4	18.9
Bridge	380,547	10.9	3.4
SFR - Fixed Rate	279,962	20.1	4.9
Total	$32,278,695	38.4	7.5

	December 31, 2023
Fannie Mae	$21,264,578	47.4	7.4
Freddie Mac	5,181,933	24.0	8.5
Private Label	2,510,449	19.5	6.7
FHA	1,359,624	14.4	19.2
Bridge	379,425	10.9	3.2
SFR - Fixed Rate	287,446	20.1	5.1
Total	$30,983,455	39.1	8.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward-Looking Statements” included herein.
Overview
Through our Structured Business, we invest in a diversified portfolio of structured finance assets in the multifamily, SFR and commercial real estate markets, primarily consisting of bridge loans, in addition to mezzanine loans, junior participating interests in first mortgages and preferred equity. We also invest in real estate-related joint ventures and may directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.
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

Significant Developments During the Second Quarter of 2024
Financing and Capital Markets Activity.

•We repurchased $11.4 million of our common stock at an average price of $12.19 per share;
•We entered into a new equity distribution agreement with JMP and may offer and sell up to 30,000,000 shares of our common stock;
•We unwound CLO 15 redeeming the remaining outstanding notes, which were repaid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities; and
•Our 5.75% senior unsecured notes, totaling $90.0 million, matured and were repaid for cash.
Structured Business Activity.
•We reduced our balance sheet portfolio by 3% to $11.87 billion, as loan runoff of $629.6 million outpaced loan originations totaling $227.2 million;
•We modified twenty-eight loans with a total UPB of $733.3 million. For fifteen of these loans with a total UPB of $398.1 million, borrowers invested additional capital to recapitalize their deals in exchange for temporary rate relief, which we provided through a pay and accrual feature. See Note 3 for details; and
•We sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.
Agency Business Activity.
•Loan originations totaled $1.15 billion and includes $489.9 million of new agency loans that were recaptured from our Structured Business runoff; and
•Grew our fee-based servicing portfolio approximately 3%, or $893.7 million, to $32.28 billion.

Current Market Conditions, Risks and Recent Trends
We are currently in a high interest rate environment, as the Federal Reserve has raised interest rates several times over the past two years to combat inflation and restore price stability. Based on the latest comments from the Federal Reserve in June 2024, we expect they may begin to lower interest rates at some point during 2024. Interest rates could remain higher for longer than expected if inflation and other economic indicators do not meet the Federal Reserve’s expectations.
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
Changes in Financial Condition
Assets — Comparison of balances at June 30, 2024 to December 31, 2023:
Our Structured loan and investment portfolio balance was $11.87 billion and $12.62 billion at June 30, 2024 and December 31, 2023, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $786.6 million. See below for details.
Our portfolio had a weighted average current interest pay rate of 7.79% and 8.42% at June 30, 2024 and December 31, 2023, respectively. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 8.60% and 8.98% at June 30, 2024 and December 31, 2023, respectively. Our debt that finances our loans and investment portfolio totaled $10.26 billion and $11.57 billion at June 30, 2024 and December 31, 2023, respectively, with a weighted average funding cost of 7.22% and 7.14%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.53% and 7.45% at June 30, 2024 and December 31, 2023, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Loans originated	$227,184	$483,038
Number of loans	45	104
Weighted average interest rate	10.47%	10.60%

Loan runoff	$629,641	$1,269,659
Number of loans	28	69
Weighted average interest rate	8.92%	9.06%

Loans held-for-sale from the Agency Business decreased $208.8 million, primarily from loan sales exceeding loan originations by $225.1 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$742,724	$731,237	$1,201,153	$1,457,135
Freddie Mac	346,821	332,921	716,923	662,600
Private Label	34,714	34,714	50,124	50,124
SFR - Fixed Rate	24,996	24,996	27,314	27,314
FHA	—	11,419	—	23,488
Total	$1,149,255	$1,135,287	$1,995,514	$2,220,661
Investments in equity affiliates decreased $6.4 million, primarily due to distributions received from our investments in AWC and a residential mortgage banking business totaling $19.0 million, partially offset by contributions made in our investments in AWC and AMAC III totaling $11.1 million.
Due from related party increased $40.7 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period, which were remitted to us subsequent to quarter end.
Liabilities – Comparison of balances at June 30, 2024 to December 31, 2023:
Credit and repurchase facilities decreased $77.4 million, primarily due to loan runoff in our Structured Business portfolio as well as loan sales exceeding originations in our Agency Business.
Securitized debt decreased $1.22 billion, primarily due to the unwind of CLO 15 and paydowns on certain remaining securitizations.
Senior unsecured notes decreased $88.0 million, due to the repayment at maturity of our 5.75% notes.
Due to related party decreased $11.1 million, due to the timing of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations.
Due to borrowers decreased $45.9 million, primarily due to the funding of previously committed originations in our Structured Business.
Other liabilities decreased $39.2 million, primarily due to payments of accrued incentive compensation and commissions during the first half of 2024, related to 2023 performance and a decrease in deferred tax liabilities.
Equity
See Note 15 for details of our share repurchases, dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2024
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$22,114,193	2,611	3.6	7.0	96%	4%	4.57%	1.64%	0.90%
Freddie Mac	5,587,178	1,153	3.3	7.4	85%	15%	4.86%	5.02%	3.56%
Private Label	2,547,308	162	2.9	6.0	100%	—%	4.08%	—%	—%
FHA	1,369,507	105	3.5	18.9	100%	—%	3.56%	—%	—%
Bridge	380,547	4	1.7	3.4	62%	38%	7.14%	—%	—%
SFR - Fixed Rate	279,962	56	2.3	4.9	100%	—%	5.51%	13.04%	1.58%
Total	$32,278,695	4,091	3.5	7.5	94%	6%	4.57%	2.11%	1.26%

	December 31, 2023
Fannie Mae	$21,264,578	2,559	3.4	7.4	96%	4%	4.50%	5.09%	0.86%
Freddie Mac	5,181,933	1,148	3.2	8.5	83%	17%	4.72%	7.92%	4.39%
Private Label	2,510,449	160	2.5	6.7	100%	—	4.02%	—	—
FHA	1,359,624	105	3.0	19.2	100%	—	3.52%	—	—
Bridge	379,425	4	1.2	3.2	63%	37%	7.14%	—	—
SFR - Fixed Rate	287,446	59	2.3	5.1	100%	—	5.20%	1.18%	—
Total	$30,983,455	4,035	3.2	8.0	94%	6%	4.49%	4.83%	1.33%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At June 30, 2024 and December 31, 2023, delinquent loans totaled $413.7 million and $411.1 million, respectively. At June 30, 2024, there were two loans totaling $4.8 million in bankruptcy and three loans totaling $5.4 million in foreclosure. At December 31, 2023, there were two loans totaling $4.8 million in bankruptcy and no loans in foreclosure.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$297,188	$335,737	$(38,549)	(11)%
Interest expense	209,227	227,195	(17,968)	(8)%
Net interest income	87,961	108,542	(20,581)	(19)%
Other revenue:
Gain on sales, including fee-based services, net	17,448	22,587	(5,139)	(23)%
Mortgage servicing rights	14,534	16,201	(1,667)	(10)%
Servicing revenue, net	29,910	32,347	(2,437)	(8)%
Property operating income	1,444	1,430	14	1
Loss on derivative instruments, net	(275)	(7,384)	7,109	(96)%
Other income, net	2,081	45	2,036	nm
Total other revenue	65,142	65,226	(84)	0%
Other expenses:
Employee compensation and benefits	42,836	41,310	1,526	4%
Selling and administrative	12,823	12,584	239	2%
Property operating expenses	1,584	1,365	219	16
Depreciation and amortization	2,423	2,387	36	2%
Provision for loss sharing (net of recoveries)	4,333	7,672	(3,339)	(44)
Provision for credit losses (net of recoveries)	29,564	13,878	15,686	113
Total other expenses	93,563	79,196	14,367	18%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	59,540	94,572	(35,032)	(37)%
Loss on extinguishment of debt	(412)	(1,247)	835	(67)%
Gain on sale of real estate	3,813	—	3,813	nm %
Income from equity affiliates	2,793	5,560	(2,767)	(50)%
Provision for income taxes	(3,901)	(5,553)	1,652	(30)
Net income	61,833	93,332	(31,499)	(34)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	4,094	6,826	(2,732)	(40)%
Net income attributable to common stockholders	$47,397	$76,164	$(28,767)	(38)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,764,635	$263,356	8.98%	$13,316,883	$305,396	9.20%
Mezzanine / junior participation loans	264,014	6,736	10.23%	221,970	5,585	10.09%
Preferred equity investments	117,035	2,138	7.33%	89,725	1,395	6.24%
Other	5,326	137	10.32%	30,297	697	9.23%
Core interest-earning assets	12,151,010	272,367	8.99%	13,658,875	313,073	9.19%
Cash equivalents	795,376	9,710	4.90%	918,432	9,032	3.94%
Total interest-earning assets	$12,946,386	$282,077	8.74%	$14,577,307	$322,105	8.86%

Structured Business interest-bearing liabilities:

CLO	$6,242,504	$115,545	7.42%	$7,193,764	$124,960	6.97%
Credit and repurchase facilities	2,683,532	56,518	8.45%	3,220,202	62,839	7.83%
Unsecured debt	1,542,500	23,941	6.23%	1,658,495	25,710	6.22%
Q Series securitization	183,448	3,711	8.11%	236,878	4,325	7.32%
Trust preferred	154,336	3,347	8.70%	154,336	3,132	8.14%
Total interest-bearing liabilities	$10,806,320	203,062	7.54%	$12,463,675	220,966	7.11%
Net interest income		$79,015			$101,139
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $40.0 million decrease from our Structured Business. The Structured Business decline was primarily from a decrease in the average balance of our core interest-earning assets as a result of loan runoff exceeding loan originations and a decrease in the average yield on core interest-earning assets from a rise in non-performing and other non-accrued loans, partially offset by increases in SOFR.
The decrease in interest expense was mainly due to a $17.9 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities, primarily due to loan runoff and note paydowns in our securitizations and senior unsecured notes, substantially offset by an increase in the average cost of interest-bearing liabilities, mainly from increases in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 20% decrease in loan sales volume ($275.4 million).
The decrease in income from MSRs was primarily due to an 8% decrease in the MSR rate from 1.43% to 1.32% and a 3% decrease in loan commitment volume ($33.6 million). The decrease in the MSR rate was primarily due to a higher percentage of Fannie Mae loan commitments in the prior year period, which contain higher servicing fees.
The decrease in servicing revenue, net was primarily due to a decrease in the average escrow balances, partially offset by an increase in interest rates.
Other Income (Loss)
The losses on derivative instruments in 2024 and 2023 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.

Other income, net in 2024 primarily reflects loan origination and modification fees from our Structured Business.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation from increases in headcount and annual merit increases, partially offset by a decrease in commissions as a result of lower GSE/Agency loan sales volume.

The decrease in the provision for loss sharing (net of recoveries) primarily reflects less specific loan impairment reserves taken in the current year period.
The increase in the provision for credit losses (net of recoveries) substantially reflects greater stress in general economic and market conditions, and to a lesser extent, an increase in reserves on specifically impaired loans.
Loss on Extinguishment of Debt

The loss on extinguishment of debt in both 2024 and 2023 reflect deferred financing fees recognized in connection with the unwind of CLOs.

Gain on Sale of Real Estate

In 2024, we sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.

Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects a $4.2 million distribution received from our Lexford joint venture, partially offset by losses from our investments in a residential mortgage banking business and our AMAC III investment totaling $1.5 million, while income in 2023 primarily reflects income from our investment in a residential mortgage banking business of $3.5 million and a $2.5 million distribution received from our Lexford joint venture.
Provision for Income Taxes
In the three months ended June 30, 2024, we recorded a tax provision of $3.9 million, which consisted of a current tax provision of $6.8 million and a deferred tax benefit of $2.9 million. In the three months ended June 30, 2023, we recorded a tax provision of $5.6 million, which consisted of a current tax provision of $13.0 million and a deferred tax benefit of $7.4 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both June 30, 2024 and 2023, which represented 8.0% and 8.2% of our outstanding stock at June 30, 2024 and 2023, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$618,480	$663,685	$(45,205)	(7)%
Interest expense	426,903	446,569	(19,666)	(4)%
Net interest income	191,577	217,116	(25,539)	(12)%
Other revenue:
Gain on sales, including fee-based services, net	34,114	37,176	(3,062)	(8)%
Mortgage servicing rights	24,733	34,659	(9,926)	(29)%
Servicing revenue, net	61,436	61,913	(477)	(1)%
Property operating income	3,014	2,811	203	7%
Loss on derivative instruments, net	(5,533)	(3,161)	(2,372)	75%
Other income, net	4,414	4,923	(509)	(10)%
Total other revenue	122,178	138,321	(16,143)	(12)%
Other expenses:
Employee compensation and benefits	90,529	83,708	6,821	8%
Selling and administrative	26,756	26,207	549	2%
Property operating expenses	3,262	2,747	515	19%
Depreciation and amortization	4,994	5,011	(17)	0%
Provision for loss sharing (net of recoveries)	4,607	10,848	(6,241)	(58)%
Provision for credit losses (net of recoveries)	48,682	36,395	12,287	34%
Total other expenses	178,830	164,916	13,914	8%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	134,925	190,521	(55,596)	(29)%
Loss on extinguishment of debt	(412)	(1,247)	835	(67)%
Gain on sale of real estate	3,813	—	3,813	nm %
Income from equity affiliates	4,211	19,886	(15,675)	(79)%
Provision for income taxes	(7,493)	(13,582)	6,089	(45)%
Net income	135,044	195,578	(60,534)	(31)%
Preferred stock dividends	20,684	20,684	—	—%
Net income attributable to noncontrolling interest	9,090	14,411	(5,321)	(37)%
Net income attributable to common stockholders	$105,270	$160,483	$(55,213)	(34)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,964,674	$549,473	9.21%	$13,556,799	$608,414	9.05%
Mezzanine / junior participation loans	256,998	13,613	10.62%	218,489	11,469	10.59%
Preferred equity investments	106,972	3,738	7.01%	93,438	3,394	7.32%
Other	5,919	303	10.27%	32,214	1,530	9.58%
Core interest-earning assets	12,334,563	567,127	9.22%	13,900,940	624,807	9.06%
Cash equivalents	910,016	22,838	5.03%	894,899	14,674	3.31%
Total interest-earning assets	$13,244,579	$589,965	8.93%	$14,795,839	$639,481	8.72%

Structured Business interest-bearing liabilities:

CLO	$6,430,933	$237,407	7.40%	$7,336,560	$244,011	6.71%
Credit and repurchase facilities	2,724,226	114,492	8.43%	3,328,544	125,569	7.61%
Unsecured debt	1,587,500	49,269	6.22%	1,685,911	51,999	6.22%
Q Series securitization	193,096	7,802	8.10%	236,878	8,231	7.01%
Trust preferred	154,336	6,691	8.69%	154,336	6,050	7.91%
Total interest-bearing liabilities	$11,090,091	415,661	7.52%	$12,742,229	435,860	6.90%
Net interest income		$174,304			$203,621
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $49.5 million decrease from our Structured Business. The Structured Business decline was primarily from a decrease in the average balance of our core interest-earning assets, as a result of loan runoff exceeding loan originations, partially offset by an increase in the average yield on core interest-earning assets from an increase in SOFR, partially offset by a rise in non-performing and other non-accrued loans.
The decrease in interest expense was mainly due to a $20.2 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities, primarily due to loan runoff and note paydowns in our securitizations and senior unsecured notes, substantially offset by an increase in the average cost of interest-bearing liabilities, mainly from increases in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 5% decrease in loan sales volume ($122.8 million) and a 3% decrease in the sales margin from 1.59% to 1.54%. The decrease in the sales margin was primarily driven by a lower percentage of Fannie Mae loans sold, which contain higher sales margins.
The decrease in income from MSRs was primarily due to a 23% decrease in loan commitment volume ($599.5 million) and an 8% decrease in the MSR rate from 1.32% to 1.22%. The decrease in the MSR rate was primarily due to a higher percentage of Fannie Mae loan commitments in the prior year period, which contain higher servicing fees.
Other Income (Loss)
The losses on derivative instruments in 2024 and 2023 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.

The decrease in other income, net was from a $2.1 million decrease from our Agency Business, partially offset by a $1.6 million increase from our Structured Business. The Agency Business decrease was primarily due to a $2.2 million mark-to-market recovery on Private Label and SFR loans in 2023. The Structured Business increase was primarily due to loan modification fees.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation, including commissions, from increases in headcount and annual merit increases.
The decrease in the provision for loss sharing (net of recoveries) reflects less specific loan impairment reserves taken in the current year period as well as a decrease in reserves related to general economic and market conditions.
The increase in the provision for credit losses (net of recoveries) primarily reflects an increase in reserves on specifically impaired loans.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2024 and 2023 reflects deferred financing fees recognized in connection with the unwind of CLOs.
Gain on Sale of Real Estate

In 2024, we sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.

Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects a $4.2 million distribution received from our Lexford joint venture and $0.8 million in income from our investments in a residential mortgage banking business, partially offset by a $1.2 million loss from our AMAC III investment, while income in 2023 primarily reflects $11.0 million received from an equity participation interest on a property that was sold, $7.2 million in distributions received from our Lexford joint venture and $2.6 million of income from our investment in a residential mortgage banking business.
Provision for Income Taxes
In the six months ended June 30, 2024, we recorded a tax provision of $7.5 million, which consisted of a current tax provision of $14.4 million and a deferred tax benefit of $6.9 million. In the six months ended June 30, 2023, we recorded a tax provision of $13.6 million, which consisted of a current tax provision of $17.8 million and a deferred tax benefit of $4.2 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 15). There were 16,293,589 OP Units outstanding at both June 30, 2024 and 2023, which represented 8.0% and 8.2% of our outstanding stock at June 30, 2024 and 2023, respectively.
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
We had $10.26 billion in total structured debt outstanding at June 30, 2024. Of this total, $7.43 billion, or 72%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $2.83 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At June 30, 2024, we had $1.56 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At August 4, 2024, we had approximately $725 million in cash and approximately $215 million of cash available under our CLO vehicles, as well as other liquidity sources. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $32.28 billion agency servicing portfolio at June 30, 2024, which is mostly prepayment protected and generates approximately $124 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $329.9 million during the six months ended June 30, 2024 and consisted primarily of net cash inflows of $203.5 million from loan sales exceeding loan originations in our Agency Business and net income (adjusted for the increase in CECL reserves of $53.3 million) of $188.3 million, partially offset by a $40.7 million increase in funds from payoffs due from our affiliated servicing operations.
Cash flows provided by investing activities totaled $718.0 million during the six months ended June 30, 2024. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $1.35 billion, net of originations of $615.5 million, resulted in net cash inflows of $730.3 million.

Cash flows used in financing activities totaled $1.63 billion during the six months ended June 30, 2024 and consisted primarily of $1.22 billion of pay downs on existing securitizations, $197.3 million of distributions to our stockholders and OP Unit holders, $90.0 million from the repayment at maturity of our 5.75% senior unsecured notes and net cash outflows of $84.9 million from debt facility activities (facility paydowns were greater than financed loan originations).
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at June 30, 2024. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 13 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	June 30, 2024
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$6,566,581	$2,831,705	$3,734,876	2024 - 2027
Securitized debt (3)	5,731,427	5,731,427	—	2024 - 2027
Senior unsecured notes	1,255,000	1,255,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	13,994,844	10,259,968	3,734,876

Agency Business
Credit and repurchase facilities (4)	1,700,531	335,362	1,365,169	2024 - 2026
Consolidated total	$15,695,375	$10,595,330	$5,100,045
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 13 for a breakdown of debt maturities by year.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at June 30, 2024.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
June 30, 2024	$3,078,714	$3,167,067	$3,280,998
March 31, 2024	3,010,216	2,921,206	3,132,279
December 31, 2023	3,274,139	3,242,938	3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
Our debt facilities, including their restrictive covenants, are described in Note 9.
Off-Balance Sheet Arrangements. At June 30, 2024, we had no off-balance sheet arrangements.
Inflation. We are currently in a high interest rate environment, as the Federal Reserve has raised interest rates several times over the past two years to combat inflation and restore price stability. Based on the latest comments from the Federal Reserve in June 2024, we expect they may begin to lower interest rates at some point during 2024. Interest rates could remain higher for longer than expected if inflation and other economic indicators do not meet the Federal Reserve's expectations. Currently, rising interest rates will positively impact our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating-rate based on SOFR. In addition, a greater portion of our debt is fixed-rate (convertible and senior unsecured notes), as compared to our structured loan portfolio, and will not reset as interest rates rise. Therefore, increases in interest income due to rising interest rates is likely to be greater than the corresponding increase in interest expense on our variable rate debt. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional details. Conversely, such rising interest rates have negatively impacted real estate values and have limited certain borrowers abilities to make debt service payments, which may limit new mortgage loan originations and increase the likelihood of additional delinquencies and losses incurred on defaulted loans if the reduction in the collateral value is insufficient to repay their loans in full.
Contractual Obligations. During the six months ended June 30, 2024, the following significant changes were made to our contractual obligations disclosed in our 2023 Annual Report:

•Modified existing debt facilities, resulting in a net $650.0 million decrease in the committed amount of these facilities;
•Entered into a new $250.0 million debt facility and terminated a $50.0 million debt facility;
•Unwound CLO 15 repaying $674.4 million of outstanding notes;

•Paid down outstanding notes on CLOs 14 and 16 and Q Series securitization totaling $550.4 million; and
•Repaid at maturity the remaining $90.0 million of our 5.75% senior notes.
Refer to Note 13 for a description of our debt maturities by year and unfunded commitments at June 30, 2024.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 11 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2024, there were no material changes to these policies.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income attributable to common stockholders	$47,397	$76,164	$105,270	$160,483
Adjustments:
Net income attributable to noncontrolling interest	4,094	6,826	9,090	14,411
Income from mortgage servicing rights	(14,534)	(16,201)	(24,733)	(34,659)
Deferred tax benefit	(2,944)	(7,360)	(6,896)	(4,197)
Amortization and write-offs of MSRs	19,518	21,204	37,936	39,927
Depreciation and amortization	3,044	4,058	6,239	8,353
Loss on extinguishment of debt	412	1,247	412	1,247
Provision for credit losses, net	31,457	16,810	46,260	40,515
Loss on derivative instruments, net	371	8,085	5,894	1,034
Stock-based compensation	2,750	3,193	8,772	9,094
Distributable earnings (1)	$91,565	$114,026	$188,244	$236,208

Diluted weighted average shares outstanding - GAAP (1)	205,487,711	216,061,876	205,499,619	215,489,604
Less: Convertible notes dilution	—	(17,270,615)	—	(17,250,598)
Diluted weighted average shares outstanding - distributable earnings (1)	205,487,711	198,791,261	205,499,619	198,239,006

Diluted distributable earnings per share (1)	$0.45	$0.57	$0.92	$1.19
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,873,208	$49,737	$(48,247)	$(95,588)
Interest expense from debt obligations	(10,259,968)	43,782	(43,782)	(87,564)
Impact to net interest income from loans and investments		5,955	(4,465)	(8,024)
Interest income from cash, restricted cash and escrow balances (2)	2,418,122	12,091	(12,091)	(24,181)
Total impact from hypothetical changes in interest rates		$18,046	$(16,556)	$(32,205)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at June 30, 2024.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 5.0%, or approximately $120.0 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at June 30, 2024 would have resulted in a gain of $0.2 million and $0.5 million, respectively, in the six months ended June 30, 2024, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $0.4 million and $0.7 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $15.9 million at June 30, 2024, while a 100 basis point decrease would increase the fair value by $16.8 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2024.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock under our share repurchase program during each of the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2024 to April 30, 2024	935,739	$12.19	935,739	$138,591
May 1, 2024 to May 31, 2024	—	—	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
	935,739	$12.19	935,793
Item 5.    Other Information
During the period covered by this report, no Arbor director or officer adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2024, filed on August 5, 2024, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: August 5, 2024	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: August 5, 2024	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer