Form 10-Q
period 2024-09-30
ARBOR REALTY TRUST INC
filed 2024-11-01
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 188,608,777 shares of common stock outstanding at October 25, 2024.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets:
Cash and cash equivalents	$687,540	$928,974
Restricted cash	179,906	608,233
Loans and investments, net (allowance for credit losses of $243,588 and $195,664)	11,292,647	12,377,806
Loans held-for-sale, net	326,141	551,707
Capitalized mortgage servicing rights, net	376,403	391,254
Securities held-to-maturity, net (allowance for credit losses of $10,564 and $6,256)	156,027	155,279
Investments in equity affiliates	76,294	79,303
Real estate owned, net	127,926	86,991
Due from related party	96,823	64,421
Goodwill and other intangible assets	88,510	91,378
Other assets	473,241	403,290
Total assets	$13,881,458	$15,738,636

Liabilities and Equity:
Credit and repurchase facilities	$3,257,719	$3,237,827
Securitized debt	5,315,079	6,935,010
Senior unsecured notes	1,246,908	1,333,968
Convertible senior unsecured notes	285,170	283,118
Junior subordinated notes to subsidiary trust issuing preferred securities	144,480	143,896
Mortgage notes payable — real estate owned	35,350	44,339
Due to related party	25,474	13,799
Due to borrowers	56,975	121,707
Allowance for loss-sharing obligations	80,577	71,634
Other liabilities	270,349	298,733
Total liabilities	10,718,081	12,484,031

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred shares - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 188,608,777 and 188,505,264 shares issued and outstanding	1,886	1,885
Additional paid-in capital	2,363,259	2,367,188
Retained earnings	34,816	115,216
Total Arbor Realty Trust, Inc. stockholders' equity	3,033,645	3,117,973
Noncontrolling interest	129,732	136,632
Total equity	3,163,377	3,254,605
Total liabilities and equity	$13,881,458	$15,738,636
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At September 30, 2024 and December 31, 2023, assets of our consolidated VIEs totaled $6,782,387 and $8,614,571, respectively, and the liabilities of our consolidated VIEs totaled $5,332,159 and $6,967,877, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$286,522	$336,474	$905,002	$1,000,159
Interest expense	197,710	229,180	624,613	675,749
Net interest income	88,812	107,294	280,389	324,410
Other revenue:
Gain on sales, including fee-based services, net	18,638	18,619	52,752	55,795
Mortgage servicing rights	13,195	14,109	37,928	48,769
Servicing revenue, net	31,142	35,463	92,577	97,376
Property operating income	1,507	1,450	4,521	4,261
Gain (loss) on derivative instruments, net	822	(421)	(4,711)	(3,582)
Other income, net	2,537	173	6,955	5,099
Total other revenue	67,841	69,393	190,022	207,718
Other expenses:
Employee compensation and benefits	44,881	39,810	135,411	123,518
Selling and administrative	13,141	12,367	39,897	38,574
Property operating expenses	1,686	1,479	4,948	4,227
Depreciation and amortization	1,944	2,286	6,937	7,297
Provision for loss sharing (net of recoveries)	3,180	1,679	7,787	12,528
Provision for credit losses (net of recoveries)	16,220	18,652	64,903	55,047
Total other expenses	81,052	76,273	259,883	241,191
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	75,601	100,414	210,528	290,937
Loss on extinguishment of debt	—	(314)	(412)	(1,561)
Gain on sale of real estate	—	—	3,813	—
Income from equity affiliates	3,177	809	7,388	20,694
Provision for income taxes	(5,233)	(5,854)	(12,726)	(19,436)
Net income	73,545	95,055	208,591	290,634
Preferred stock dividends	10,342	10,342	31,027	31,027
Net income attributable to noncontrolling interest	5,028	6,789	14,119	21,200
Net income attributable to common stockholders	$58,175	$77,924	$163,445	$238,407

Basic earnings per common share	$0.31	$0.42	$0.87	$1.30
Diluted earnings per common share	$0.31	$0.41	$0.86	$1.28

Weighted average shares outstanding:
Basic	188,513,832	187,023,395	188,626,263	183,340,149
Diluted	205,347,309	221,328,818	205,448,479	217,457,399

Dividends declared per common share	$0.43	$0.43	$1.29	$1.25
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended September 30, 2024
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – July 1, 2024	42,585,589	$633,684	188,548,879	$1,885	$2,361,466	$57,894	$3,054,929	$131,710	$3,186,639
Stock-based compensation, net	—	—	59,898	1	1,793	—	1,794	—	1,794
Distributions - common stock	—	—	—	—	—	(81,249)	(81,249)	—	(81,249)
Distributions - preferred stock	—	—	—	—	—	(10,346)	(10,346)	—	(10,346)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,006)	(7,006)
Net income	—	—	—	—	—	68,517	68,517	5,028	73,545
Balance – September 30, 2024	42,585,589	$633,684	188,608,777	$1,886	$2,363,259	$34,816	$3,033,645	$129,732	$3,163,377

Nine Months Ended September 30, 2024
Balance – January 1, 2024	42,585,589	$633,684	188,505,264	$1,885	$2,367,188	$115,216	$3,117,973	$136,632	$3,254,605
Repurchase - common stock	—	—	(935,739)	(9)	(11,399)	—	(11,408)	—	(11,408)
Stock-based compensation, net	—	—	1,039,252	10	7,470	—	7,480	—	7,480
Distributions - common stock	—	—	—	—	—	(243,834)	(243,834)	—	(243,834)
Distributions - preferred stock	—	—	—	—	—	(31,038)	(31,038)	—	(31,038)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(21,019)	(21,019)
Net income	—	—	—	—	—	194,472	194,472	14,119	208,591
Balance – September 30, 2024	42,585,589	$633,684	188,608,777	$1,886	$2,363,259	$34,816	$3,033,645	$129,732	$3,163,377

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

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$208,591	$290,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,937	7,297
Stock-based compensation	11,749	12,141
Amortization and accretion of interest and fees, net	(2,186)	(3,084)
Amortization of capitalized mortgage servicing rights	50,817	46,920
Originations of loans held-for-sale	(3,119,339)	(3,619,570)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,339,638	3,607,665
Mortgage servicing rights	(37,928)	(48,769)
Write-off of capitalized mortgage servicing rights from payoffs	5,911	11,764
Provision for loss sharing (net of recoveries)	7,787	12,528
Provision for credit losses (net of recoveries)	64,903	55,047
Net (charge-offs) and recoveries for loss sharing obligations	1,156	(434)
Deferred tax benefit	(8,922)	(6,630)
Income from equity affiliates	(7,388)	(20,694)
Distributions from operations of equity affiliates	17,017	22,507
Change in fair value of held-for-sale loans	(1,113)	(1,634)
Loss on derivative instruments, net	4,711	—
Loss on extinguishment of debt	412	1,561
Payoffs and paydowns of loans held-for-sale	5,116	463
Gain on sale of real estate	(3,813)	—
Changes in operating assets and liabilities	(129,211)	(209,008)
Net cash provided by operating activities	414,845	158,704

Investing Activities:
Loans and investments funded, originated and purchased, net	(912,530)	(1,061,865)
Payoffs and paydowns of loans and investments	1,873,927	2,541,373
Deferred fees	16,176	13,624
Proceeds from sale of real estate, net	14,103	—
Contributions to equity affiliates	(17,845)	(1,029)
Distributions from equity affiliates	11,224	15,552
Payoffs and paydowns of securities held-to-maturity	305	3,544
Investment in real estate, net	(2,526)	—
Due to borrowers and reserves	(36,692)	(92,358)
Net cash provided by investing activities	946,142	1,418,841

Financing activities:
Proceeds from credit and repurchase facilities	6,702,905	6,575,575
Paydowns and payoffs of credit and repurchase facilities	(6,681,812)	(7,033,287)
Payoffs and paydowns of mortgage notes payable - REO	(8,953)	(206)
Payoffs and paydowns of securitized debt	(1,629,038)	(856,864)
Proceeds from issuance of common stock	—	193,660
Proceeds from issuance of senior unsecured notes	—	95,000
Payoffs and paydowns of senior unsecured notes	(90,000)	(149,600)
Payments of withholding taxes on net settlement of vested stock	(4,267)	(8,352)
Repurchase of common stock	(11,408)	(37,432)
Distributions to stockholders	(295,891)	(282,029)
Payment of deferred financing costs	(12,284)	(7,719)
Net cash used in financing activities	(2,030,748)	(1,511,254)
Net increase (decrease) in cash, cash equivalents and restricted cash	(669,761)	66,291
Cash, cash equivalents and restricted cash at beginning of period	1,537,207	1,248,165
Cash, cash equivalents and restricted cash at end of period	$867,446	$1,314,456

See Notes to Consolidated Financial Statements.
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$928,974	$534,357
Restricted cash at beginning of period	608,233	713,808
Cash, cash equivalents and restricted cash at beginning of period	$1,537,207	$1,248,165

Cash and cash equivalents at end of period	$687,540	$895,298
Restricted cash at end of period	179,906	419,158
Cash, cash equivalents and restricted cash at end of period	$867,446	$1,314,456

Supplemental cash flow information:
Cash used to pay interest	$611,825	$654,108
Cash used to pay taxes	23,735	22,916

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	169,172	—
Settlement of loans and investments, net of real estate	(168,825)	—
Derecognition of real estate owned	112,987	—
Loan funded in conjunction with real estate sold	(114,850)	—
Distributions accrued on preferred stock	7,010	7,010
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
Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, currently high interest rate environment, bank failures, tightening of capital

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
markets and reduced property values, both globally and to our business, makes any estimate or assumption at September 30, 2024 inherently less certain.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Our real estate owned assets and mortgage notes payable previously recorded within other assets and other liabilities on our consolidated balance sheets are now recorded to real estate owned, net and mortgage notes payable - real estate owned for all periods presented.
Recently Issued Accounting Pronouncements Not Yet Adopted
Accounting Standards Update ("ASU") No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We will begin providing the enhanced reportable segment disclosures effective with our Annual Report on Form 10-K for the year ending December 31, 2024.
ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, but retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards, effective in the first quarter of 2025. We currently do not have any transactions that fall under the scope of this ASU; therefore, the adoption is not expected to have an impact on our consolidated financial statements.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2023 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2023.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2024	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,169,284	97%	702	7.26%	10.5	0%	80%
Mezzanine loans	273,086	2%	59	7.84%	50.8	51%	82%
Preferred equity investments	120,082	1%	27	5.27%	52.2	56%	80%
SFR permanent loans	3,086	<1%	1	9.88%	13.3	0%	40%
Total UPB	11,565,538	100%	789	7.25%	11.8	2%	80%
Allowance for credit losses	(243,588)
Unearned revenue	(29,303)
Loans and investments, net	$11,292,647

	December 31, 2023
Bridge loans (5)	$12,273,244	97%	679	8.45%	12.0	0%	78%
Mezzanine loans	248,457	2%	49	8.41%	56.6	48%	80%
Preferred equity investments	85,741	1%	17	3.95%	60.3	53%	82%
SFR permanent loans	7,564	<1%	2	9.84%	13.9	0%	56%
Total UPB	12,615,006	100%	747	8.42%	13.2	1%	78%
Allowance for credit losses	(195,664)
Unearned revenue	(41,536)
Loans and investments, net	$12,377,806
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at September 30, 2024 and December 31, 2023 was 24.1 and 29.4, respectively.
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
(5)At September 30, 2024 and December 31, 2023, bridge loans included 425 and 354, respectively, of SFR loans with a total gross loan commitment of $3.75 billion and $2.86 billion, respectively, of which $1.78 billion and $1.32 billion, respectively, was funded.
Concentration of Credit Risk
We are subject to concentration risk in that, at September 30, 2024, the UPB related to 81 loans with 5 different borrowers represented 11% of total assets. At December 31, 2023, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both the three and nine months ended September 30, 2024 and the year ended December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at September 30, 2024, and charge-offs recorded for the nine months ended September 30, 2024 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2024	2023	2022	2021	2020	Prior
Multifamily:
Pass	$59,347	$75,239	$18,600	$9,346	$2,010	$24,841	$189,383
Pass/Watch	73,598	343,325	1,322,118	862,048	119,860	113,100	2,834,049
Special Mention	123,276	23,457	2,262,487	3,279,171	—	109,385	5,797,776
Substandard	—	658	365,687	178,775	—	6,844	551,964
Doubtful	20,860	—	61,588	95,784	14,800	9,765	202,797
Total Multifamily	$277,081	$442,679	$4,030,480	$4,425,124	$136,670	$263,935	$9,575,969	2%	83%
Single-Family Rental:	Percentage of portfolio						83%
Pass	$107,355	$20,834	$7,052	$—	$—	$—	$135,241
Pass/Watch	427,637	369,009	361,725	109,454	37,303	—	1,305,128
Special Mention	5,704	58,949	107,999	84,322	89,218	—	346,192
Total Single-Family Rental	$540,696	$448,792	$476,776	$193,776	$126,521	$—	$1,786,561	0%	61%
Land:	Percentage of portfolio						15%
Pass	$10,350	$—	$—	$—	$—	$—	$10,350
Special Mention	—	—	—	—	8,100	—	8,100
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$10,350	$—	$—	$—	$8,100	$127,928	$146,378	0%	96%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$—	$35,410	$—	$35,410
Total Office	$—	$—	$—	$—	$35,410	$—	$35,410	0%	94%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$19,520	$19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$828,127	$891,471	$4,507,256	$4,618,900	$306,701	$413,083	$11,565,538	2%	80%

Charge-offs	$1,722	$—	$2,750	$5,488	$—	$—	$9,960

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
Geographic Concentration Risk
At September 30, 2024, underlying properties in Texas and Florida represented 24% and 18%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2023, underlying properties in Texas and Florida represented 24% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2024
	Multifamily	Land	Single-Family Rental	Retail	Commercial	Office	Other	Total
Allowance for credit losses:
Beginning balance	$151,360	$78,450	$3,913	$3,293	$1,700	$207	$—	$238,923
Provision for credit losses (net of recoveries)	12,121	311	307	—	—	(102)	—	12,637
Charge-offs (1)	(7,972)	—	—	—	—	—	—	(7,972)
Ending balance	$155,509	$78,761	$4,220	$3,293	$1,700	$105	$—	$243,588

	Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$74,295	$77,902	$1,077	$5,819	$1,700	$8,246	$15	$169,054
Provision for credit losses (net of recoveries)	14,884	60	162	—	—	(76)	(15)	15,015
Ending balance	$89,179	$77,962	$1,239	$5,819	$1,700	$8,170	$—	$184,069

	Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$1,624	$3,293	$1,700	$142	$—	$195,664
Provision for credit losses (net of recoveries)	54,622	703	2,596	—	—	(37)	—	57,884
Charge-offs (1)	(9,960)	—	—	—	—	—	—	(9,960)
Ending balance	$155,509	$78,761	$4,220	$3,293	$1,700	$105	$—	$243,588

	Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$781	$5,819	$1,700	$8,162	$68	$132,559
Provision for credit losses (net of recoveries)	51,218	(106)	458	—	—	8	(68)	51,510
Ending balance	$89,179	$77,962	$1,239	$5,819	$1,700	$8,170	$—	$184,069
________________________
(1)Includes $6.3 million of reserves on two multifamily bridge loans that we foreclosed on and took back the underlying collateral as real estate owned ("REO") assets at fair value.
During the three and nine months ended September 30, 2024, we recorded a $12.6 million and a $57.9 million provision for credit losses on our structured portfolio, respectively. The additional provision for credit losses during both periods was primarily attributable to specifically impaired multifamily loans and the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including changes in interest rates, unemployment forecasts, inflationary pressures, real estate values and other market factors.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At September 30, 2024 and December 31, 2023, we had outstanding unfunded commitments of $2.01 billion and $1.31 billion, respectively, that we are obligated to fund as borrowers meet certain requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2024 and December 31, 2023, accrued interest receivable related to our loans totaling $144.4 million and $124.2 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.
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

	September 30, 2024
Asset Class	UPB	Carrying Value (1)	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$473,820	$452,237	$62,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,058	3,293	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$629,255	$596,863	$145,749	0%	99%

	December 31, 2023
Multifamily	$272,494	$260,291	$37,750	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,037	3,292	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$427,929	$404,896	$120,611	0%	99%
________________________
(1)Represents the UPB of twenty-seven and nineteen impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2024 and December 31, 2023, respectively.
There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for credit loss at September 30, 2024 and December 31, 2023.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At September 30, 2024, twenty-six loans with an aggregate net carrying value of $557.0 million, net of loan loss reserves of $37.3 million, were classified as non-performing and, at December 31, 2023, sixteen loans with an aggregate net carrying value of $235.6 million, net of related loan loss reserves of $27.1 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2024		December 31, 2023
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$622,746	$591,682	$271,532	$260,129
Commercial	1,700	1,700	1,700	1,700
Retail	920	910	920	910
Total	$625,366	$594,292	$274,152	$262,739
At both September 30, 2024 and December 31, 2023, we had no loans contractually past due greater than 60 days that are still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Non-accrual Loans
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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance (fourteen and twenty-four multifamily bridge loans, respectively)	$367,938	$956,917
Loans that progressed to greater than 60 days past due	(110,399)	(549,249)
Loans modified or paid off (1)	(95,506)	(946,976)
Additional loans that are now less than 60 days past due experiencing late and partial payments	157,194	858,535
Ending balance (ten multifamily bridge loans)	$319,227	$319,227
________________________
(1)The modifications included bringing the loans current by paying past due interest owed (see Loan Modifications section below).
There were no non-accrual loans that were 60 days or less past due at September 30, 2023.
During the nine months ended September 30, 2024 and 2023, we recorded $21.6 million and $2.8 million, respectively, of interest income on non-performing and other non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at September 30, 2024, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 10.36%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2024 and December 31, 2023, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
Loan Modifications
We may amend or modify loans that involve other-than-insignificant payment delays and provide interest rate reductions and/or extend the maturity dates for borrowers experiencing financial difficulty based on specific facts and circumstances.
During the third quarter of 2024, we modified seventeen multifamily bridge loans with a total UPB of $678.2 million. These loans included sixteen loans with a total UPB of $663.7 million having interest rates with pricing over SOFR ranging from 3.25% to 4.85% and one loan with a UPB of $14.5 million with a 7.00% fixed rate, and maturities between September 2024 to March 2026. As part of the modifications of each of these loans, borrowers invested additional capital to recapitalize their projects in exchange for temporary rate relief, which we provided through a pay and accrual feature. The capital invested by the borrowers was in the form of either, or a combination of: (1) additional deposits into interest, renovation and/or general reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed. In each case, we reduced the pay rate and deferred the remaining portion of the interest payable until payoff. The pay rates were amended to either SOFR, a spread over SOFR or a fixed rate, with the balance of the interest due under the original loan terms being deferred. At September 30, 2024, these modified loans had a weighted average pay rate of 5.92% and a weighted average accrual rate of 2.62%, and the pay rate on six of these modified loans with a UPB of $341.9 million increases from time-to-time throughout the loan maturities. Within these modifications there were: (1) loans with a total UPB of $118.9 million and $87.5 million that were greater than 60 days past due and 60 days or less past due at June 30, 2024, respectively, which are now current in accordance with their modified terms; (2) two loans with a total UPB of $52.9 million that have specific reserves totaling $4.6 million at September 30, 2024; and (3) thirteen loans with a total UPB of $586.3 million that also included a modification to extend the maturity between twelve and thirty-one months.
During the third quarter of 2024, we also modified an additional six multifamily bridge loans with a total UPB of $443.6 million. The modification terms required each borrower to invest additional capital in the form of either, or a combination of: (1) additional deposits into interest, renovation and/or general reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
any delinquent loans current by paying past due interest owed. The modifications on three of these loans with a total UPB of $206.8 million included extensions of twelve months.
During the third quarter of 2024, we also modified a $32.5 million loan that was greater than 60 days past due at June 30, 2024. In the second quarter of 2024, we recorded a specific reserve of $2.5 million on this loan. The third quarter modification bifurcated the loan into a $29.0 million senior position with a pay rate of SOFR plus 0.75%, a floor of 5.75% and an accrual rate of SOFR plus 3.00%, and a subordinated loan of $3.5 million with a zero pay rate and an accrual rate of SOFR plus 3.75%. Both of these loans were extended to a maturity of July 2026. In accordance with the modified loan terms, the borrower agreed to invest $2.0 million of equity to fund interest, operating and general reserves and purchase a rate cap for the life of the loans with a strike price of 5.25%. The $3.5 million loan and the accrual rates on both loans, are subordinate to the new borrower equity plus a return on that capital, and, as such, we have not accrued the interest on those portions of the loans. In addition, we recorded an additional specific reserve of $1.0 million at modification, for a total specific reserve of $3.5 million at September 30, 2024, which fully reserves the subordinate loan.
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
In the second quarter of 2023, a borrower of a $70.5 million multifamily bridge loan, with an interest rate of SOFR plus 3.40% and a maturity date in September 2024, defaulted on its interest payments and, as a result, this loan was classified as a non-performing loan. In September 2023, the borrower sold the underlying property to a third party who assumed our loan. At the time of the property sale, we entered into a loan modification agreement with the new borrower to extend the maturity to September 2025 and reduce the interest rate to a fixed pay rate of 3.00% and an accrual rate of 3.00% for a total fixed rate of 6.00% for a period of eighteen months, after which the interest rate resumes to the original rate for the duration of the loan. The new borrower was also required to fund $10.5 million over time: $2.5 million in interest reserves, which was funded at the closing of the loan assumption, and $8.0 million in capital improvements within fifteen months. If the new borrower fails to timely complete the required capital improvements, it will be required to fund a renovation reserve at the lesser of: (1) $2.5 million and (2) the difference between the $8.0 million capital commitment and the costs actually incurred for such capital improvements. The key principal is also personally guaranteeing the $8.0 million capital improvement.
At September 30, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $49.0 million, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All of the above modified loans were performing pursuant to their contractual terms at September 30, 2024, except for eight loans with a total UPB of $212.5 million which were modified in the first and second quarters of 2024, which includes five loans with a total UPB of $123.2 million that were modified to provide temporary rate relief through a pay and accrual feature. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. Three of these loans with a UPB of $81.0 million have a specific loan loss reserve of $19.2 million. The remaining five loans with a total UPB of $131.5 million have no specific reserves as the estimated fair value of the properties exceeded our carrying value at September 30, 2024.

There were no other material loan modifications, refinancings and/or extensions during the three and nine months ended September 30, 2024 or for the year ended December 31, 2023 for borrowers experiencing financial difficulty.
Loan Resolution
In July 2024, we exercised our right to foreclose on a property in Waco, Texas, that was the underlying collateral for a non-performing bridge loan with a UPB of $12.7 million, an interest rate of SOFR plus 3.75%, with a SOFR floor of 0.10%, and a net carrying value of $11.3 million, which was net of a $1.5 million loan loss reserve. At foreclosure, we recorded a $1.0 million loan loss recovery and charged-off the remaining loan loss reserve. Additionally, we simultaneously sold the property for $12.3 million to a new borrower and provided a new $12.3 million bridge loan with an interest rate of SOFR, with a SOFR floor of 5.25%, which was deemed to be a significant financing component of the transaction. As a result, we recorded a loss and corresponding liability of $1.0 million as an

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
adjustment to the purchase price which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses (net of recoveries) on the consolidated statements of income.
In July 2024, we exercised our right to foreclose on a property in Savannah, Georgia, that was the underlying collateral for a non-performing bridge loan with a UPB of $7.3 million, an interest rate of SOFR plus 3.75%, with a SOFR floor of 0.10%, and a net carrying value of $6.6 million, which was net of a $0.8 million loan loss reserve. At foreclosure, we recorded a $0.8 million loan loss recovery and a gain of $0.3 million. Additionally, we simultaneously sold the property for $7.7 million to a new borrower and provided a new $7.3 million bridge loan with a fixed pay rate of 4.00% and a fixed accrual rate of 2.00% that is deferred to payoff, which was deemed to be a significant financing component of the transaction. As a result, we recorded a loss and corresponding liability of $0.5 million as an adjustment to the purchase price which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses (net of recoveries).
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At September 30, 2024, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 49% non-controlling limited partnership interest (see Note 8 for details) and $11.8 million from multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
In April 2023, we exercised our right to foreclose on a group of properties in Houston, Texas, that are the underlying collateral for four bridge loans with a total UPB of $217.4 million. We simultaneously sold these properties to a significant equity investor in the original bridge loans and provided new bridge loan financing as part of the sale. We did not record a loss on the original bridge loans and recovered all the outstanding interest owed to us as part of this restructuring.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At September 30, 2024 and December 31, 2023, we had total interest reserves of $200.4 million and $156.1 million, respectively, on 588 loans and 537 loans, respectively, with a total UPB of $8.74 billion and $8.44 billion, respectively.
Note 4 — Loans Held-for-Sale
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Fannie Mae	$181,590	$477,212
Freddie Mac	127,067	50,235
Private Label	11,329	11,350
SFR - Fixed Rate	3,601	8,696
FHA	3,323	4,832
	326,910	552,325
Fair value of future MSR	3,887	7,784
Unrealized impairment loss	(876)	(1,989)
Unearned discount	(3,780)	(6,413)
Loans held-for-sale, net	$326,141	$551,707
During the three and nine months ended September 30, 2024, we sold $1.12 billion and $3.34 billion, respectively, of loans held-for-sale. During the three and nine months ended September 30, 2023, we sold $1.28 billion and $3.62 billion, respectively, of loans held-for-sale.
During 2022, we recorded a net impairment loss of $5.2 million on seven Private Label loans with a UPB of $129.9 million and a net carrying value of $116.4 million. During the first quarter of 2023, we sold these impaired loans above the net carrying value and recorded a gain of $0.9 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2024 and December 31, 2023, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 7.1 years and 8.0 years at September 30, 2024 and December 31, 2023, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$374,159	$6,560	$380,719	$382,582	$8,672	$391,254
Additions	14,476	—	14,476	41,877	—	41,877
Amortization	(16,621)	(678)	(17,299)	(48,593)	(2,224)	(50,817)
Write-downs and payoffs	(1,469)	(24)	(1,493)	(5,321)	(590)	(5,911)
Ending balance	$370,545	$5,858	$376,403	$370,545	$5,858	$376,403

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Beginning balance	$383,267	$11,143	$394,410	$386,878	$14,593	$401,471
Additions	16,550	—	16,550	49,416	—	49,416
Amortization	(14,988)	(912)	(15,900)	(43,866)	(3,054)	(46,920)
Write-downs and payoffs	(2,400)	(457)	(2,857)	(9,999)	(1,765)	(11,764)
Ending balance	$382,429	$9,774	$392,203	$382,429	$9,774	$392,203
We collected prepayment fees totaling $0.4 million and $1.2 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $6.1 million during the three and nine months ended September 30, 2023, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At September 30, 2024 and December 31, 2023, we had no valuation allowance recorded on any of our MSRs.
The expected amortization of capitalized MSRs recorded at September 30, 2024 is as follows (in thousands):

Year	Amortization
2024 (three months ending 12/31/2024)	$17,557
2025	67,899
2026	62,456
2027	57,942
2028	50,678
Thereafter	119,871
Total	$376,403
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2024
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$22,526,022	68%	New York	11%
Freddie Mac	5,820,026	18%	Texas	11%
Private Label	2,619,485	8%	North Carolina	8%
FHA	1,390,766	4%	California	7%
Bridge (2)	380,379	1%	Georgia	6%
SFR - Fixed Rate	275,081	1%	Florida	6%
Total	$33,011,759	100%	New Jersey	5%
			Other (3)	46%
			Total	100%

December 31, 2023
Fannie Mae	$21,264,578	69%	Texas	11%
Freddie Mac	5,181,933	17%	New York	11%
Private Label	2,510,449	8%	California	8%
FHA	1,359,624	4%	North Carolina	8%
Bridge (2)	379,425	1%	Georgia	6%
SFR - Fixed Rate	287,446	1%	Florida	6%
Total	$30,983,455	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At September 30, 2024 and December 31, 2023, our weighted average servicing fee was 38.0 basis points and 39.1 basis points, respectively. At September 30, 2024 and December 31, 2023, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.52 billion and $1.60 billion, respectively, of which approximately $1.47 billion and $1.54 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing fees	$31,159	$32,191	$94,089	$92,479
Interest earned on escrows	18,362	20,985	54,011	57,501
Prepayment fees	413	1,044	1,205	6,080
Write-downs and payoffs of MSRs	(1,493)	(2,857)	(5,911)	(11,764)
Amortization of MSRs	(17,299)	(15,900)	(50,817)	(46,920)
Servicing revenue, net	$31,142	$35,463	$92,577	$97,376
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At September 30, 2024, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.6 years. The weighted average effective interest rate was 8.84% and 8.85% at September 30, 2024 and December 31, 2023, respectively, including the accretion of a portion of the discount deemed collectible. At September 30, 2024, $192.8 million is maturing within five years through 10 years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At September 30, 2024, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 13.4 years. The weighted average effective interest rate was 11.59% and 11.28% at September 30, 2024 and December 31, 2023, respectively, including the accretion of a portion of the discount deemed collectible. At September 30, 2024, $37.4 million is maturing after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
September 30, 2024
APL certificates	$192,791	$133,272	$(20,537)	$112,735	$1,831
B Piece bonds	37,399	22,755	9,510	32,265	8,733
Total	$230,190	$156,027	$(11,027)	$145,000	$10,564
December 31, 2023
APL certificates	$192,791	$128,865	$(31,331)	$97,534	$2,272
B Piece bonds	37,704	26,414	5,442	31,856	3,984
Total	$230,495	$155,279	$(25,889)	$129,390	$6,256

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,290	$6,842	$9,132	$3,375	$1,159	$4,534
Provision for credit loss expense/(reversal)	(459)	1,891	1,432	(1,035)	2,444	1,409
Ending balance	$1,831	$8,733	$10,564	$2,340	$3,603	$5,943

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Beginning balance	$2,272	$3,984	$6,256	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	(441)	4,749	4,308	(443)	3,233	2,790
Ending balance	$1,831	$8,733	$10,564	$2,340	$3,603	$5,943
The allowance for credit losses on our held-to-maturity securities was estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $3.0 million and $11.3 million during the three and nine months ended September 30, 2024, respectively, and $3.6 million and $10.7 million during the three and nine months ended September 30, 2023, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at September 30, 2024
Equity Affiliates	September 30, 2024	December 31, 2023
Arbor Residential Investor LLC	$24,955	$32,743	$—
AMAC Holdings III LLC	14,548	13,591	—
Fifth Wall Ventures	14,293	13,365	—
AWC Real Estate Opportunity Partners I LP	13,642	11,671	13,200
ARSR DPREF I LLC	5,474	5,163	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	612	—	—
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$76,294	$79,303	$14,888
Arbor Residential Investor LLC. During the three and nine months ended September 30, 2024, we recorded a loss of $1.0 million and $0.1 million, respectively, and during the three and nine months ended September 30, 2023, we recorded a loss of $1.3 million and income of $1.3 million, respectively, to income from equity affiliates in our consolidated statements of income. Additionally, during the nine months ended September 30, 2024, we received cash distributions of $7.7 million, and during the three and nine months ended September 30, 2023, we received cash distributions of $7.5 million and $15.0 million, respectively, which were classified as returns of capital. At both September 30, 2024 and December 31, 2023, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at both September 30, 2024 and December 31, 2023.
AMAC Holdings III LLC (“AMAC III”). During the nine months ended September 30, 2024, we made contributions of $2.6 million, and during the three and nine months ended September 30, 2024, we recorded a loss of $0.5 million and $1.7 million, respectively. During the nine months ended September 30, 2023, we received cash distributions of $1.1 million, which were classified as returns of capital, and during the three and nine months ended September 30, 2023, recorded a loss of $0.7 million and $1.6 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fifth Wall Ventures. During the three and nine months ended September 30, 2024, we made contributions of $0.1 million and $0.8 million, respectively, and recorded a loss of $0.3 million and income of $0.1 million, respectively. During the three and nine months ended September 30, 2023, we recorded a loss of $0.8 million and $1.0 million, respectively. We also funded an additional $0.8 million during the nine months ended September 30, 2023.

AWC Real Estate Opportunity Partners I LP. In the fourth quarter of 2023, we committed to a $24.0 million investment (of which $13.0 million was funded at December 31, 2023) for an initial 99.0% noncontrolling limited partnership interest in a fund whose objective is to make investments in sustainable affordable housing structures to minority owners, with the intention to bring in additional partners. In addition, we may acquire an economic interest in the general partner and entered into an agreement with the general partner to provide a loan, up to a maximum of $0.9 million, to fund a portion of their 1.0% general partnership interest, of which $0.3 million was funded at September 30, 2024. In the second quarter of 2024, in accordance with the fund's objectives, AWC brought in an additional capital partner who committed to a $25.0 million investment (of which $16.3 million was funded at September 30, 2024) in exchange for a 51.0% non-controlling limited partnership interest and 17.5% of the general partner's interest in the fund. This new equity partner diluted our limited partnership interest in the fund to a 49.0% non-controlling limited partnership interest. Additionally, in the second quarter, AWC invested $6.3 million for a 42.0% interest in a newly formed entity, which purchased a group of properties in Houston, Texas that were the collateral for a $100.3 million bridge loan that we foreclosed on simultaneously with the sale. We sold the Houston properties for $101.3 million, which was primarily financed with a new $95.3 million bridge loan we provided at SOFR plus 3.00%. See Note 3 for details. In the fourth quarter of 2023, this fund also purchased our equity interest in North Vermont Avenue at a discount for $1.3 million, which was recorded as a reduction to our investment in AWC. The remaining $14.3 million of capital invested in the fund was used to purchase four additional qualified investments and to pay for legal and administrative expenses primarily related to the formation of the fund. We provided a $13.0 million Fannie Mae DUS loan and a $13.2 million bridge loan to the owners of the real estate on two of these investments. During the nine months ended September 30, 2024, we received net capital distributions of $11.2 million, which were classified as returns of capital, and, during the three and nine months ended September 30, 2024, recorded a loss of $0.2 million and $0.4 million, respectively, from our investment in AWC. We also made $5.1 million and $13.6 million of additional contributions to the fund during the three and nine months ended September 30, 2024, respectively. Interest income recorded from the $95.3 million and $13.2 million bridge loans was $2.4 million and $9.0 million for the three and nine months ended September 30, 2024, respectively.
The Park at Via Terrossa. During the nine months ended September 30, 2024, we contributed $0.6 million, for a 4.96% interest in a multifamily property.
Lexford Portfolio. During the three and nine months ended September 30, 2024, we received distributions of $4.9 million and $9.0 million, respectively, and during the nine months ended September 30, 2023, we received distributions of $7.2 million, which were recognized as income from equity affiliates.
Equity Participation Interest. During the three and nine months ended September 30, 2023 we received $3.5 million and $14.5 million, respectively, from an equity participation interests on properties that were sold and which we had loans that previously paid-off, which were recognized as income from equity affiliates.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows (in thousands):

	September 30, 2024				December 31, 2023
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$16,035	$11,099	$7,947	$35,081	$3,148	$12,028	$7,947	$23,123
Building and intangible assets	64,449	33,916	—	98,365	26,953	42,781	—	69,734
Less: Accumulated depreciation and amortization	(3,218)	(2,302)	—	(5,520)	(2,168)	(3,698)	—	(5,866)
Real estate owned, net	$77,266	$42,713	$7,947	$127,926	$27,933	$51,111	$7,947	$86,991

At September 30, 2024, our REO assets were comprised of three multifamily properties, two office buildings and two land parcels. At December 31, 2023, our REO assets were comprised of one multifamily property, three office buildings and two land parcels.
At September 30, 2024 and December 31, 2023, we had mortgage notes payable totaling $35.4 million and $44.3 million, respectively, which are collateralized by our REO assets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2024 and December 31, 2023, our multifamily properties had a weighted average occupancy rate of approximately 71% and 98%, respectively. At September 30, 2024, both our office buildings were vacant, and at December 31, 2023, two office buildings were vacant and the third building was 89% occupied.
During the quarter ended September 30, 2024, we foreclosed on two multifamily bridge loans and took back the underlying collateral as REO assets. These properties have a total carrying value of $49.9 million at September 30, 2024.
During the second quarter of 2024, we sold an office REO asset for $14.2 million, repaid the mortgage note outstanding of $9.0 million, and recognized a $3.8 million gain.
We recorded depreciation expense related to the REO assets of $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.
Our REO assets had restricted cash balances due to escrow requirements totaling $3.2 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

				September 30, 2024			December 31, 2023
	Current Maturity	Extended Maturity	Note Rate Type	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.9B joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	$692,187	$1,131,634	7.36%	$868,077	$1,371,436
$1B repurchase facility (2)	Aug. 2025	N/A	V	164,403	262,020	7.43%	385,779	589,533
$1B repurchase facility	(6)	N/A	V	749,244	1,011,816	7.51%	447,490	597,205
$649M repurchase facility (2)(4)	Oct. 2025	N/A	V	490,019	667,585	7.44%	355,328	506,753
$400M credit facility	Mar. 2027	N/A	V	131,818	198,666	8.21%	—	—
$350M repurchase facility	Mar. 2025	Mar. 2026	V	134,009	203,135	7.05%	262,820	362,465
$250M credit facility (2)	Mar. 2026	(7)	V	140,842	271,985	8.21%	—	—
$250M repurchase facility	Sept. 2027	(7)	V	—	—	—	—	—
$250M repurchase facility	Jan. 2025	N/A	V	—	—	—	17,964	23,088
$250M credit facility	Oct. 2025	Oct. 2026	V	—	—	—	—	—
$200M repurchase facility	Mar. 2025	N/A	V	110,095	154,402	7.50%	45,969	68,762
$200M repurchase facility	Jan. 2025	N/A	V	62,253	92,634	6.89%	107,324	141,130
$150M repurchase facility	Oct. 2025	N/A	V	82,801	110,694	7.95%	120,610	162,068
$143M loan specific credit facilities	Nov. 2024 to Sept. 2025	Sept. 2026 to Aug. 2027	V	143,117	193,964	7.39%	120,328	161,700
$100M credit facility	Oct. 2024 (8)	N/A	V	—	—	—	32,579	41,522
$50M credit facility	(9)	N/A	V	—	—	—	29,200	36,500
$40M credit facility	Apr. 2026	Apr. 2027	V	15,550	24,610	7.30%	—	—
$35M working capital facility	Apr. 2025	N/A	V	—	—	—	—	—
Repurchase facility - securities (2)(5)	N/A	N/A	V	21,962	—	6.64%	31,033	—
Structured Business total				$2,938,300	$4,323,145	7.49%	$2,824,501	$4,062,162

Agency Business
$750M ASAP agreement	N/A	N/A	V	$17,445	$17,474	6.31%	$73,011	$73,781
$500M repurchase facility	Nov. 2024	N/A	V	197,646	198,148	6.33%	115,730	241,895
$200M credit facility	Mar. 2025	N/A	V	73,315	73,563	6.36%	187,138	187,185
$100M joint repurchase facility (2)(3)	Jul. 2025	Jul. 2026	V	7,921	11,329	7.58%	7,833	11,350
$100M credit facility	Jan. 2025	N/A	V	17,514	17,550	6.31%	—	—
$50M credit facility	Sept. 2025	N/A	V	5,245	5,245	6.31%	29,083	29,418
$1M repurchase facility (2)(4)	Oct. 2025	N/A	V	333	824	7.30%	531	866
Agency Business total				$319,419	$324,133	6.37%	$413,326	$544,495
Consolidated total				$3,257,719	$4,647,278	7.38%	$3,237,827	$4,606,657
________________________
V = variable note rate
(1)At September 30, 2024 and December 31, 2023, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $6.1 million and $4.8 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.2 million and $0.3 million, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5)At September 30, 2024 and December 31, 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $31.4 million and $43.1 million, respectively.
(6)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(7)We have the ability to extend the maturity of this facility in one-year increments, subject to lender approval.
(8)This facility matured in October 2024 and was not renewed.
(9)In June 2024, we terminated this facility.
Structured Business
At September 30, 2024 and December 31, 2023, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.95% and 8.26%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 68% and 69% at September 30, 2024 and December 31, 2023, respectively.
In September 2024, we entered into a $400.0 million credit facility to finance performing and non-performing loans that matures in March 2027. The facility has an interest rate of SOFR plus 3.25%, with a SOFR floor of 1.00%.
In September 2024, we entered into a $250.0 million repurchase facility to finance multifamily construction loans that matures in September 2027, with the ability to extend the maturity in one-year increments, subject to lender approval. The facility has an interest rate of SOFR plus 3.25%, with a SOFR floor of 2.00%.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2024	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$785,237	$782,149	7.47%	$925,118	$924,023	$16,900
CLO 18	1,555,265	1,552,002	6.88%	1,938,088	1,936,903	—
CLO 17	1,640,316	1,637,614	6.63%	1,912,268	1,910,651	52,265
CLO 16	830,087	827,777	6.37%	1,042,646	1,041,417	30,000
CLO 14	359,142	358,912	6.56%	466,304	465,894	—
Total CLOs (5)	5,170,047	5,158,454	6.79%	6,284,424	6,278,888	99,165
Q Series securitization	157,198	156,625	6.96%	209,598	209,319	—
Total securitized debt	$5,327,245	$5,315,079	6.80%	$6,494,022	$6,488,207	$99,165

December 31, 2023
CLO 19	$872,812	$868,359	7.84%	$1,031,772	$1,028,669	$4,527
CLO 18	1,652,812	1,647,885	7.29%	1,784,921	1,780,930	244,629
CLO 17	1,714,125	1,709,800	7.14%	1,870,388	1,865,878	203,938
CLO 16	1,237,500	1,233,769	6.76%	1,456,872	1,453,297	847
CLO 15 (5)	674,412	673,367	6.82%	734,120	732,498	42,600
CLO 14 (5)	589,345	588,176	6.82%	680,814	679,469	33,271
Total CLOs	6,741,006	6,721,356	7.14%	7,558,887	7,540,741	529,812
Q Series securitization	215,278	213,654	7.38%	287,038	286,053	—
Total securitized debt	$6,956,284	$6,935,010	7.15%	$7,845,925	$7,826,794	$529,812
________________________
(1)Debt carrying value is net of $11.6 million and $21.3 million of deferred financing fees at September 30, 2024 and December 31, 2023, respectively.
(2)At September 30, 2024 and December 31, 2023, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 7.01% and 7.37%, respectively, and the Q Series securitization was 7.87% and 7.99%, respectively.
(3)At September 30, 2024 and December 31, 2023, twenty-nine and twelve loans, respectively, with a total UPB of $1.09 billion and $308.3 million, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Excludes restricted cash related to interest payments, delayed fundings and expenses totaling $59.5 million and $63.9 million at September 30, 2024 and December 31, 2023, respectively.
(5)The replenishment periods of CLO 14, CLO 15, CLO 16, CLO 19, CLO 17, and CLO 18 ended in September 2023, December 2023, March 2024, May 2024, June 2024, and August 2024, respectively.
CLO 15. In June 2024, we unwound CLO 15, redeeming the remaining outstanding notes totaling $674.4 million, which were paid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities.
Securitization Paydowns. During the nine months ended September 30, 2024, outstanding notes totaling $896.5 million on our existing CLOs and $58.1 million on the Q Series securitization have been paid down.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		September 30, 2024			December 31, 2023
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

7.75% Notes (3)	Mar. 2023	Mar. 2026	$95,000	$94,130	7.75%	$95,000	$93,697	7.75%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,410	8.50%	150,000	148,023	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,194	5.00%	180,000	177,875	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	268,392	4.50%	270,000	267,763	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	174,003	5.00%	175,000	173,542	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,807	4.50%	275,000	273,444	4.50%
4.75% Notes (4)	Oct. 2019	Oct. 2024	110,000	109,972	4.75%	110,000	109,721	4.75%
5.75% Notes (5)	Mar. 2019	Apr. 2024	—	—	—	90,000	89,903	5.75%
			$1,255,000	$1,246,908	5.39%	$1,345,000	$1,333,968	5.41%
________________________
(1)At September 30, 2024 and December 31, 2023, the carrying value is net of deferred financing fees of $8.1 million and $11.0 million, respectively.
(2)At September 30, 2024 and December 31, 2023, the aggregate weighted average note rate, including certain fees and costs, was 5.67% and 5.70%, respectively.
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

Subsequent Events

In October 2024, we issued $100.0 million aggregate principal amount of 9.00% senior unsecured notes due October 2027 in a private offering. Also in October, we redeemed the $110.0 million outstanding on our 4.75% senior unsecured notes at maturity.
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
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
September 30, 2024	$287,500	$2,330	$285,170

December 31, 2023	$287,500	$4,382	$283,118
During the three months ended September 30, 2024, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2024, we incurred interest expense on the notes totaling $18.3 million, of which $16.2 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. During the three months ended September 30, 2023, we incurred interest expense on the notes

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2023, we incurred interest expense on the notes totaling $18.2 million, of which $16.1 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% and 8.42% at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the 7.50% convertible senior notes had a conversion rate of 60.9100 shares of common stock per $1,000 of principal, which represented a conversion price of $16.42 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $144.5 million and $143.9 million at September 30, 2024 and December 31, 2023, respectively, which is net of a deferred amount of $8.5 million and $9.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.4 million and $1.5 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 7.47% and 8.48% at September 30, 2024 and December 31, 2023, respectively. Including certain fees and costs, the weighted average note rate was 7.56% and 8.56% at September 30, 2024 and December 31, 2023, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2024.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at September 30, 2024, as well as on the most recent determination dates in October 2024. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in October 2024 are as follows:

Cash Flow Triggers	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	133.88%	129.98%	123.14%	124.20%	121.78%
Limit	118.76%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	165.86%	169.06%	159.44%	146.99%	138.81%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
October 2024	133.88%	129.98%	123.14%	124.20%	121.78%
July 2024	132.91%	127.64%	121.78%	123.67%	119.98%
April 2024	125.22%	120.81%	121.71%	123.87%	119.30%
January 2024	120.00%	120.81%	121.71%	123.87%	120.30%
October 2023	119.76%	121.21%	122.51%	124.03%	120.30%
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$76,561	$66,681	$71,634	$57,168
Provisions for loss sharing	3,521	1,703	9,294	13,992
Provisions reversal for loan repayments	(341)	(24)	(735)	(1,464)
Recoveries (charge-offs), net	836	901	384	(435)
Ending balance	$80,577	$69,261	$80,577	$69,261
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2024 and December 31, 2023, we had $34.8 million and $34.6 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2024 and December 31, 2023, we had outstanding advances of $0.5 million and $1.1 million, respectively, which were netted against the allowance for loss-sharing obligations.
At September 30, 2024 and December 31, 2023, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $45.8 million and $37.0 million, respectively, and represented 0.20% and 0.17%, respectively, of our Fannie Mae servicing portfolio. During the three and nine months ended September 30, 2024, we recorded an increase in CECL reserves of $4.0 million and $8.8 million, respectively. During the three and nine months ended September 30, 2023, we recorded an increase in CECL reserves of $2.5 million and $11.9 million, respectively.
At September 30, 2024 and December 31, 2023, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.20 billion and $3.95 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2024, we recorded net gains of $1.2 million and $0.9 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $13.2 million and $37.9 million, respectively. During the three and nine months ended September 30, 2023, we recorded net losses of $1.0 million and $2.0 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $14.1 million and $48.8 million, respectively. See Note 13 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At September 30, 2024 and December 31, 2023, we had $1.6 million and $1.5 million, respectively, included in others assets, which was comprised of cash posted as collateral of $1.6 million and $1.9 million, respectively, and net liability positions of less than $0.1 million and $0.4 million, respectively, from the fair value of our treasury futures.
During the three months ended September 30, 2024, we recorded realized gains of $0.2 million and unrealized losses of $0.1 million to our Agency Business related to our swaps. During the nine months ended September 30, 2024, we recorded realized losses of $0.3 million and unrealized gains of $0.3 million, to our Agency Business related to our swaps. During the three months ended September 30, 2023, we recorded realized and unrealized gains of $0.4 million and $0.2 million, respectively, to our Agency Business related to our swaps. During the nine months ended September 30, 2023, we recorded realized gains of $1.5 million and unrealized losses of $3.0 million to our Agency Business related to our swaps. The realized and unrealized gains and losses are recorded in gain (loss) on derivative instruments, net.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	September 30, 2024
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	2	$25,093	Other assets/other liabilities	$376	$(20)
Forward sale commitments	30	337,073	Other assets/other liabilities	1,536	(1,095)
Treasury futures	82	8,200		—	—
		$370,366		$1,912	$(1,115)

	December 31, 2023
Rate lock commitments	3	$26,800	Other assets/other liabilities	$428	$(759)
Forward sale commitments	33	559,079	Other assets/other liabilities	6,119	(262)
Treasury futures	82	8,200		—	—
		$594,079		$6,547	$(1,021)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2024			December 31, 2023
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,565,538	$11,292,647	$11,236,801	$12,615,006	$12,377,806	$12,452,563
Loans held-for-sale, net	326,910	326,141	334,884	552,325	551,707	566,451
Capitalized mortgage servicing rights, net	n/a	376,403	499,630	n/a	391,254	510,472
Securities held-to-maturity, net	230,190	156,027	145,000	230,495	155,279	129,390
Derivative financial instruments	134,688	1,912	1,912	447,609	6,547	6,547

Financial liabilities:
Credit and repurchase facilities	$3,264,033	$3,257,719	$3,247,500	$3,242,939	$3,237,827	$3,228,324
Securitized debt	5,327,245	5,315,079	5,281,765	6,956,284	6,935,010	6,864,557
Senior unsecured notes	1,255,000	1,246,908	1,161,256	1,345,000	1,333,968	1,214,331
Convertible senior unsecured notes	287,500	285,170	292,712	287,500	283,118	301,156
Junior subordinated notes	154,336	144,480	107,761	154,336	143,896	106,444
Mortgage notes payable - real estate owned	35,350	35,350	35,132	44,339	44,339	44,103
Derivative financial instruments	227,478	1,115	1,115	138,270	1,021	1,021
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
Capitalized mortgage servicing rights, net. Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). MSRs are initially recorded at fair value and are carried at amortized cost. The fair value of MSRs is estimated using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the discount rate and contractually specified servicing fees, and to a lessor extent the prepayment speed of the underlying loans, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.
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
Credit facilities, repurchase facilities and mortgage notes payable. Fair values for credit and repurchase facilities and mortgage notes payable of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit and repurchase facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at September 30, 2024 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,912	$1,912	$—	$1,536	$376

Financial liabilities:
Derivative financial instruments	$1,115	$1,115	$—	$1,115	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, are determined using the following input levels at September 30, 2024 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$451,114	$451,114	$—	$—	$451,114
Loans held-for-sale (2)	14,054	14,054	—	14,054	—
	$465,168	$465,168	$—	$14,054	$451,114
________________________
(1)We had an allowance for credit losses of $145.7 million related to twenty-seven impaired loans with a total carrying value, before loan loss reserves, of $596.9 million at September 30, 2024. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We had unrealized impairment losses of $0.9 million related to four held-for-sale loans with a total carrying value, before unrealized impairment losses, of $14.9 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at September 30, 2024 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$389,350	Discounted cash flows	Capitalization rate	6.20%	5.75% - 7.25%

Land	49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	11,765	Sales comparative	Price per acre	$165,128	$165,128

Derivative financial instruments:
Rate lock commitments	376	Discounted cash flows	W/A discount rate	13.37%	13.37%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative assets and liabilities, net
Beginning balance	$1,066	$757	$428	$354
Settlements	(13,460)	(13,369)	(36,902)	(46,123)
Realized gains recorded in earnings	12,394	12,612	36,474	45,769
Unrealized gains recorded in earnings	376	962	376	962
Ending balance	$376	$962	$376	$962
The components of fair value and other relevant information associated with our rate lock commitments, forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

September 30, 2024	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$25,093	$376	$20	$—	$396
Forward sale commitments	337,073	—	(20)	—	(20)
Loans held-for-sale, net (1)	326,910	3,887	—	(876)	3,011
Total		$4,263	$—	$(876)	$3,387
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities are determined using the following input levels at September 30, 2024 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,292,647	$11,236,801	$—	$—	$11,236,801
Loans held-for-sale, net	326,141	334,884	—	330,997	3,887
Capitalized mortgage servicing rights, net	376,403	499,630	—	—	499,630
Securities held-to-maturity, net	156,027	145,000	—	—	145,000

Financial liabilities:
Credit and repurchase facilities	$3,257,719	$3,247,500	$—	$319,419	$2,928,081
Securitized debt	5,315,079	5,281,765	—	—	5,281,765
Senior unsecured notes	1,246,908	1,161,256	1,161,256	—	—
Convertible senior unsecured notes	285,170	292,712	—	292,712	—
Junior subordinated notes	144,480	107,761	—	—	107,761
Mortgage notes payable - real estate owned	35,350	35,132	—	—	35,132
Note 14 — Commitments and Contingencies
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
At September 30, 2024, we were required to maintain at least $22.1 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At September 30, 2024, the restricted liquidity requirement totaled $88.5 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At September 30, 2024, reserve requirements for the Fannie Mae DUS loan portfolio will require us to fund $36.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At September 30, 2024, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At September 30, 2024, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2024 (three months ending December 31, 2024)	$559,621	$2,721	$562,342
2025	3,986,721	11,081	3,997,802
2026	4,194,282	11,297	4,205,579
2027	1,248,504	9,782	1,258,286
2028	180,000	9,093	189,093
2029	—	8,576	8,576
Thereafter	154,336	19,308	173,644
Total	$10,323,464	$71,858	$10,395,322
During the three and nine months ended September 30, 2024, we recorded lease expense of $2.7 million and $8.3 million, respectively, and during the three and nine months ended September 30, 2023, we recorded lease expense of $2.8 million and $8.0 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $2.01 billion at September 30, 2024 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Restricted cash	$158,650	$593,956
Loans and investments, net	6,488,207	7,826,793
Other assets	135,530	193,822
Total assets	$6,782,387	$8,614,571

Liabilities:
Securitized debt	$5,315,079	$6,935,010
Other liabilities	17,080	32,867
Total liabilities	$5,332,159	$6,967,877
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 43 VIEs in which we have a variable interest at September 30, 2024 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at September 30, 2024 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$857,659
APL certificates	135,103
Equity investments	32,805
B Piece bonds	31,488
Agency interest only strips	103
Total	$1,057,158
________________________
(1)Represents the carrying amount of loans and investments before reserves. At September 30, 2024, $186.8 million of loans to VIEs had corresponding specific loan loss reserves of $88.1 million. The maximum loss exposure at September 30, 2024 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.18 billion at September 30, 2024.
Note 16 — Equity
Common Stock. In May 2024, we entered into a new equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. At September 30, 2024, no shares were sold under the agreement.
During 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At September 30, 2024, there was $138.6 million available for repurchase under this program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2024, there were 16,293,589 OP Units outstanding, which represented 8.0% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2024 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 14, 2024	$0.43	March 29, 2024	$0.3984375	$0.390625	$0.390625
May 1, 2024	$0.43	June 28, 2024	$0.3984375	$0.390625	$0.390625
July 31, 2024	$0.43	September 27, 2024	$0.3984375	$0.390625	$0.390625
Common Stock – On October 30, 2024, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on November 27, 2024 to common stockholders of record as of the close of business on November 15, 2024.
Deferred Compensation. During 2024, we issued 826,029 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $10.9 million, of which: (1) 268,188 shares with a grant date fair value of $3.5 million vested on the grant date in 2024; (2) 244,113 shares with a grant date fair value of $3.2 million will vest in 2025; (3) 247,664 shares with a grant date fair value of $3.2 million will vest in 2026; (4) 31,314 shares with a grant date fair value of $0.5 million will vest in 2027; and (5) 34,750 shares with a grant date fair value of $0.5 million will vest in 2028.
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
During 2024, 275,569 shares of performance-based RSUs and 184,729 shares of restricted common stock previously granted to our chief executive officer fully vested. In addition, during 2024, 165,746 shares of restricted common stock previously granted to our chief executive officer fully vested and was net settled for 81,132 shares of common stock.
During 2024, we withheld 274,964 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$58,175	$58,175	$77,924	$77,924
Net income attributable to noncontrolling interest (2)	—	5,028	—	6,789
Interest expense on convertible notes (3)	—	—	—	6,081
Net income attributable to common stockholders and noncontrolling interest	$58,175	$63,203	$77,924	$90,794
Weighted average shares outstanding	188,513,832	188,513,832	187,023,395	187,023,395
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	17,312,382
Dilutive effect of RSUs (4)	—	539,888	—	699,452
Weighted average shares outstanding	188,513,832	205,347,309	187,023,395	221,328,818
Net income per common share (1)	$0.31	$0.31	$0.42	$0.41

	Nine Months Ended September 30,
	2024		2023
Net income attributable to common stockholders (1)	$163,445	$163,445	$238,407	$238,407
Net income attributable to noncontrolling interest (2)	—	14,119	—	21,200
Interest expense on convertible notes (3)	—	—	—	18,244
Net income attributable to common stockholders and noncontrolling interest	$163,445	$177,564	$238,407	$277,851
Weighted average shares outstanding	188,626,263	188,626,263	183,340,149	183,340,149
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	17,271,419
Dilutive effect of RSUs (4)	—	528,627	—	552,242
Weighted average shares outstanding	188,626,263	205,448,479	183,340,149	217,457,399
Net income per common share (1)	$0.87	$0.86	$1.30	$1.28
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The three and nine months ended September 30, 2024 excludes interest expense of $6.1 million and $18.3 million, respectively, and potentially dilutive shares of 17,512,742 and 17,463,320, respectively, attributable to convertible debt since their effect would have been anti-dilutive.
(4)Our chief executive officer was granted RSUs, which vest at the end of a 4-year performance period based upon our achievement of total stockholder return objectives.

Note 17 — Income Taxes
As a REIT, we are generally not subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income, distribution, ownership and administrative tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
to maintain our REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
The Agency Business is operated through our TRS Consolidated Group and is subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
In the three and nine months ended September 30, 2024, we recorded a tax provision of $5.2 million and $12.7 million, respectively. In the three and nine months ended September 30, 2023, we recorded a tax provision of $5.9 million and $19.4 million, respectively. The tax provision recorded in the three months ended September 30, 2024 consisted of a current tax provision of $7.2 million and a deferred tax benefit of $2.0 million. The tax provision recorded in the nine months ended September 30, 2024 consisted of a current tax provision of $21.6 million and a deferred tax benefit of $8.9 million. The tax provision recorded in the three months ended September 30, 2023 consisted of a current tax provision of $8.3 million and a deferred tax benefit of $2.4 million. The tax provision recorded in the nine months ended September 30, 2023 consisted of a current tax provision of $26.0 million and deferred tax benefit of $6.6 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets.
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2024, we incurred $0.8 million and $2.6 million, respectively, and, during the three and nine months ended September 30, 2023, we incurred $0.9 million and $2.3 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $96.8 million and $64.4 million at September 30, 2024 and December 31, 2023, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $25.5 million and $13.8 million at September 30, 2024 and December 31, 2023, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the three and nine months ended September 30, 2024, we reimbursed the aircraft owner less than $0.1 million and $0.4 million, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, for the flights chartered by our executives pursuant the agreement.
In July 2024, we committed to fund a $62.4 million bridge loan (none of which was funded at September 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was less than $0.1 million for both the three and nine months ended September 30, 2024.
In May 2024, we committed to fund a $42.5 million bridge loan ($3.1 million was funded at September 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was less than $0.1 million for both the three and nine months ended September 30, 2024.
In May 2023, we committed to fund a $56.9 million bridge loan ($40.0 million was funded at September 30, 2024) for an SFR build-to-rent construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 2025, with two six-month extension options. Interest income recorded from this loan was $1.0 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
In 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($6.9 million was funded at September 30, 2024) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and matures in March 2025. Interest income recorded from this loan was $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million for both the three and nine months ended September 30, 2023.
In 2022, we committed to fund a $67.1 million bridge loan ($22.5 million was funded at September 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $0.5 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($24.9 million was funded at September 30, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was $0.5 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively.
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
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of SOFR plus 3.75% with a SOFR floor of 0.25% and was scheduled to mature in March 2024. In December 2023, the loan was paid off in full. Interest income recorded from this loan was $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 3.75% with a SOFR floor of 0.75% and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($39.4 million was funded at September 30, 2024) and the maturity on the bridge loan and preferred equity investment were both extended to May 2025. Interest income recorded from these loans was $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively.
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 1.00% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.9 million ($35.2 million was funded at September 30, 2024), and the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $1.1 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was less

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
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
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment ($28.5 million was funded at September 30, 2024) for an 18% interest in AMAC III. During the three and nine months ended September 30, 2024, we recorded a loss associated with this investment of $0.5 million and $1.7 million, respectively, and $0.7 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. We received cash distributions of $1.1 million during the nine months ended September 30, 2023. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at a rate of SOFR plus 3.50%, and was scheduled to mature in August 2024, which was extended to February 2025. Interest income recorded from the bridge loan was $0.8 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00% and a January 2024 maturity. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. In January 2024, the maturity was extended to January 2025. Interest income recorded from this loan was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million for both the three and nine months ended September 30, 2023.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in August 2024, which was extended to November 2024. Interest income recorded from the bridge loan was $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at September 30, 2024. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for both the three and nine months ended September 30, 2023.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At September 30, 2024, we had an indirect interest of 12.3% in this entity. We recorded a loss of $1.0 million and $0.1 million related to this investment for the three and nine months ended September 30, 2024, respectively, and a loss of $1.3 million and income of $1.3 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, we received cash distributions of $7.7 million, and during the three and nine months ended September 30, 2023, we received cash distributions of $7.5 million and $15.0 million, respectively, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $4.9 million and $9.0 million for the three and nine months ended September 30, 2024, respectively, and $7.2 million for the nine months ended September 30, 2023, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2024, this debt had an aggregate outstanding balance of approximately $500.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At September 30, 2024, ACM holds 2,535,870 shares of our common stock and 10,597,566 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended September 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$274,102	$12,420	$—	$286,522
Interest expense	192,945	4,765	—	197,710
Net interest income	81,157	7,655	—	88,812
Other revenue:
Gain on sales, including fee-based services, net	—	18,638	—	18,638
Mortgage servicing rights	—	13,195	—	13,195
Servicing revenue	—	48,441	—	48,441
Amortization of MSRs	—	(17,299)	—	(17,299)
Property operating income	1,507	—	—	1,507
Gain on derivative instruments, net	—	822	—	822
Other income, net	1,364	1,173	—	2,537
Total other revenue	2,871	64,970	—	67,841
Other expenses:
Employee compensation and benefits	16,772	28,109	—	44,881
Selling and administrative	6,345	6,796	—	13,141
Property operating expenses	1,686	—	—	1,686
Depreciation and amortization	1,422	522	—	1,944
Provision for loss sharing (net of recoveries)	—	3,180	—	3,180
Provision for credit losses (net of recoveries)	14,788	1,432	—	16,220
Total other expenses	41,013	40,039	—	81,052
Income before income from equity affiliates and income taxes	43,015	32,586	—	75,601
Income from equity affiliates	3,177	—	—	3,177
Benefit from (provision for) income taxes	2,080	(7,313)	—	(5,233)
Net income	48,272	25,273	—	73,545
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	5,028	5,028
Net income attributable to common stockholders	$37,930	$25,273	$(5,028)	$58,175

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$322,819	$13,655	$—	$336,474
Interest expense	222,996	6,184	—	229,180
Net interest income	99,823	7,471	—	107,294
Other revenue:
Gain on sales, including fee-based services, net	—	18,619	—	18,619
Mortgage servicing rights	—	14,109	—	14,109
Servicing revenue	—	51,363	—	51,363
Amortization of MSRs	—	(15,900)	—	(15,900)
Property operating income	1,450	—	—	1,450
Loss on derivative instruments, net	—	(421)	—	(421)
Other income (loss), net	751	(578)	—	173
Total other revenue	2,201	67,192	—	69,393
Other expenses:
Employee compensation and benefits	12,912	26,898	—	39,810
Selling and administrative	5,291	7,076	—	12,367
Property operating expenses	1,479	—	—	1,479
Depreciation and amortization	1,114	1,172	—	2,286
Provision for loss sharing (net of recoveries)	—	1,679	—	1,679
Provision for credit losses (net of recoveries)	17,243	1,409	—	18,652
Total other expenses	38,039	38,234	—	76,273
Income before extinguishment of debt, income from equity affiliates and income taxes	63,985	36,429	—	100,414
Loss on extinguishment of debt	(314)	—	—	(314)
Income from equity affiliates	809	—	—	809
Benefit from (provision for) income taxes	1,078	(6,932)	—	(5,854)
Net income	65,558	29,497	—	95,055
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	6,789	6,789
Net income attributable to common stockholders	$55,216	$29,497	$(6,789)	$77,924

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$864,067	$40,935	$—	$905,002
Interest expense	608,607	16,006	—	624,613
Net interest income	255,460	24,929	—	280,389
Other revenue:
Gain on sales, including fee-based services, net	—	52,752	—	52,752
Mortgage servicing rights	—	37,928	—	37,928
Servicing revenue	—	143,394	—	143,394
Amortization of MSRs	—	(50,817)	—	(50,817)
Property operating income	4,521	—	—	4,521
Loss on derivative instruments, net	—	(4,711)	—	(4,711)
Other income, net	5,641	1,314	—	6,955
Total other revenue	10,162	179,860	—	190,022
Other expenses:
Employee compensation and benefits	51,123	84,288	—	135,411
Selling and administrative	18,969	20,928	—	39,897
Property operating expenses	4,948	—	—	4,948
Depreciation and amortization	4,070	2,867	—	6,937
Provision for loss sharing (net of recoveries)	—	7,787	—	7,787
Provision for credit losses (net of recoveries)	60,594	4,309	—	64,903
Total other expenses	139,704	120,179	—	259,883
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	125,918	84,610	—	210,528
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on sale of real estate	3,813	—	—	3,813
Income from equity affiliates	7,388	—	—	7,388
Benefit from (provision for) income taxes	2,864	(15,590)	—	(12,726)
Net income	139,571	69,020	—	208,591
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	14,119	14,119
Net income attributable to common stockholders	$108,544	$69,020	$(14,119)	$163,445

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$962,301	$37,858	$—	$1,000,159
Interest expense	658,856	16,893	—	675,749
Net interest income	303,445	20,965	—	324,410
Other revenue:
Gain on sales, including fee-based services, net	—	55,795	—	55,795
Mortgage servicing rights	—	48,769	—	48,769
Servicing revenue	—	144,296	—	144,296
Amortization of MSRs	—	(46,920)	—	(46,920)
Property operating income	4,261	—	—	4,261
Loss on derivative instruments, net	—	(3,582)	—	(3,582)
Other income, net	3,420	1,679	—	5,099
Total other revenue	7,681	200,037	—	207,718
Other expenses:
Employee compensation and benefits	41,991	81,527	—	123,518
Selling and administrative	17,835	20,739	—	38,574
Property operating expenses	4,227	—	—	4,227
Depreciation and amortization	3,779	3,518	—	7,297
Provision for loss sharing (net of recoveries)	—	12,528	—	12,528
Provision for credit losses (net of recoveries)	52,257	2,790	—	55,047
Total other expenses	120,089	121,102	—	241,191
Income before extinguishment of debt, income from equity affiliates and income taxes	191,037	99,900	—	290,937
Loss on extinguishment of debt	(1,561)	—	—	(1,561)
Income from equity affiliates	20,694	—	—	20,694
Benefit from (provision for) income taxes	307	(19,743)	—	(19,436)
Net income	210,477	80,157	—	290,634
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	21,200	21,200
Net income attributable to common stockholders	$179,450	$80,157	$(21,200)	$238,407
________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2024
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$212,588	$474,952	$687,540
Restricted cash	161,892	18,014	179,906
Loans and investments, net	11,292,647	—	11,292,647
Loans held-for-sale, net	—	326,141	326,141
Capitalized mortgage servicing rights, net	—	376,403	376,403
Securities held-to-maturity, net	—	156,027	156,027
Investments in equity affiliates	76,294	—	76,294
Real estate owned, net	127,926	—	127,926
Goodwill and other intangible assets	12,500	76,010	88,510
Other assets and due from related party	484,921	85,143	570,064
Total assets	$12,368,768	$1,512,690	$13,881,458

Liabilities:
Debt obligations	$9,965,287	$319,419	$10,284,706
Allowance for loss-sharing obligations	—	80,577	80,577
Other liabilities and due to related parties	270,830	81,968	352,798
Total liabilities	$10,236,117	$481,964	$10,718,081

	December 31, 2023
Assets:
Cash and cash equivalents	$619,487	$309,487	$928,974
Restricted cash	595,342	12,891	608,233
Loans and investments, net	12,377,806	—	12,377,806
Loans held-for-sale, net	—	551,707	551,707
Capitalized mortgage servicing rights, net	—	391,254	391,254
Securities held-to-maturity, net	—	155,279	155,279
Investments in equity affiliates	79,303	—	79,303
Real estate owned, net	86,991	—	86,991
Goodwill and other intangible assets	12,500	78,878	91,378
Other assets and due from related party	453,073	101,629	467,711
Total assets	$14,224,502	$1,601,125	$15,738,636

Liabilities:
Debt obligations	$11,520,492	$413,327	$11,933,819
Allowance for loss-sharing obligations	—	71,634	71,634
Other liabilities and due to related parties	369,588	108,990	478,578
Total liabilities	$11,890,080	$593,951	$12,484,031

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Origination Data:
Structured Business
Bridge:
Multifamily	$14,500	$92,000	$73,385	$376,630
SFR	239,064	140,379	596,054	325,432
Land	—	—	10,350	—
	253,564	232,379	679,789	702,062

Mezzanine / Preferred Equity	4,900	7,779	61,713	15,124
Total New Loan Originations	$258,464	$240,158	$741,502	$717,186

Number of Loans Originated	38	42	142	92

Commitments:
SFR	$374,070	$429,452	$1,062,947	$683,984
Construction - Multifamily	47,000	—	47,000	—
Total Commitments	$421,070	$429,452	$1,109,947	$683,984

Loan Runoff	$521,341	$664,792	$1,791,000	$2,536,661

Agency Business
Origination Volumes by Investor:
Fannie Mae	$616,211	$721,398	$1,817,364	$2,596,329
Freddie Mac	378,809	339,241	1,095,732	658,457
Private Label	74,162	67,965	124,286	159,328
FHA	27,457	19,215	27,457	230,707
SFR - Fixed Rate	—	2,030	27,314	19,328
Total New Loan Originations	$1,096,639	$1,149,849	$3,092,153	$3,664,149
Total Loan Commitment Volume	$1,056,490	$1,211,347	$3,090,446	$3,844,769

Agency Business Loan Sales Data:
Fannie Mae	$655,851	$837,132	$2,112,986	$2,511,978
Freddie Mac	356,300	337,507	1,018,900	581,306
Private Label	74,162	67,965	124,286	300,713
FHA	32,664	24,057	56,152	201,915
SFR - Fixed Rate	—	8,759	27,314	22,931
Total Loan Sales	$1,118,977	$1,275,420	$3,339,638	$3,618,843
Sales Margin (fee-based services as a % of loan sales)	1.67%	1.46%	1.58%	1.54%
MSR Rate (MSR income as a % of loan commitments)	1.25%	1.16%	1.23%	1.27%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2024
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$22,526,022	46.6	6.6
Freddie Mac	5,820,026	21.9	7.1
Private Label	2,619,485	18.7	5.8
FHA	1,390,766	14.2	18.9
Bridge	380,379	10.9	3.0
SFR - Fixed Rate	275,081	20.1	4.6
Total	$33,011,759	38.0	7.1

	December 31, 2023
Fannie Mae	$21,264,578	47.4	7.4
Freddie Mac	5,181,933	24.0	8.5
Private Label	2,510,449	19.5	6.7
FHA	1,359,624	14.4	19.2
Bridge	379,425	10.9	3.2
SFR - Fixed Rate	287,446	20.1	5.1
Total	$30,983,455	39.1	8.0

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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Multifamily Conventional Loan lender, seller/servicer in New York, New Jersey and Connecticut, a Freddie Mac affordable, manufactured housing, senior housing and SBL lender, seller/servicer nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its taxable income that is distributed to its stockholders, provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met.
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

Significant Developments During the Third Quarter of 2024
Financing and Capital Markets Activity. We entered into two new Structured Business debt facilities totaling $650.0 million of warehouse capacity.
Structured Business Activity.
•We reduced our balance sheet portfolio by 3% to $11.57 billion, as loan runoff of $521.3 million outpaced loan originations totaling $258.5 million; and
•We modified twenty-four loans with a total UPB of $1.15 billion. Borrowers of eighteen of these loans with a total UPB of $710.7 million invested additional capital to recapitalize their deals in exchange for temporary rate relief, which we provided through a pay and accrual feature. See Note 3 for details.
Agency Business Activity.
•Loan originations totaled $1.10 billion and includes $383.1 million of new Agency loans that were recaptured from our Structured Business runoff; and
•Grew our fee-based servicing portfolio $733.1 million, or 2%, to $33.01 billion.
Recent Developments in October 2024. Raised $100.0 million from the issuance of our 9.00% senior unsecured notes due 2027, and redeemed our 4.75% senior unsecured notes.
Current Market Conditions, Risks and Recent Trends
The Federal Reserve lowered the federal funds rate by 50 basis points in September 2024, which marks the first rate cut since 2020, and it is possible that rates will continue to decline during the remainder of 2024 and 2025. Although rates have started to decline, we currently remain in a high interest rate environment which could remain higher for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations.
Inflation, high interest rates, bank failures, and geopolitical uncertainty has caused significant disruptions in many market segments, including the financial services, real estate and credit markets, which has, and may continue, to result in a further dislocation in capital markets and a continual reduction of available liquidity. Despite these periodic disruptions, we have been successful in raising capital through various vehicles, when needed, to continue to operate and grow our business.
Instability in the banking sector, such as the multiple regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability, and increased the cost of, capital. The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. Additionally, although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and therefore we believe bear minimal credit risk.
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
These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which has impacted, and may continue to impact, our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses, while safeguarding the integrity of our portfolio, which may include modifying original loan terms. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the terms originally established.
Historically, the high interest rate environment has positively impacted our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating rate based on SOFR. Additionally, since a greater portion of our debt consists of fixed-rate instruments (such as convertible and senior unsecured notes), as compared to our structured loan portfolio, the increase in interest income from high interest rates tends to outpace the rise in interest expense on our debt. Furthermore, our earnings on escrows and cash balances also benefit from an elevated rate environment. However, the prolonged period of elevated interest rates has led to an increase in loan delinquencies, a decrease in loan originations and lower cash and escrow balances, which is having, and may continue to have, a negative impact on our net interest income. Additionally, the prolonged high interest rate environment has contributed to a decline in certain commercial real estate values, leading to increased reserves, as the collateral value is insufficient to fully repay the loans.
As discussed earlier, the Federal Reserve began lowering interest rates in September 2024 and may continue to cut interest rates during the remainder of 2024 and 2025. If these rate reductions continue, this would likely lead to immediate decreases in net interest income on our floating rate loan book and reduce earnings on our cash and escrow balances. However, the prolonged rate reductions could also lead to increases in our loan originations and improved credit, resulting in decreases in delinquencies and potential future losses. For additional details, please see “Quantitative and Qualitative Disclosures about Market Risk” below.
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
Changes in Financial Condition
Assets — Comparison of balances at September 30, 2024 to December 31, 2023:
Our Structured loan and investment portfolio balance was $11.57 billion and $12.62 billion at September 30, 2024 and December 31, 2023, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $1.05 billion. See below for details.
The portfolio had a weighted average current interest pay rate of 7.25% and 8.42% at September 30, 2024 and December 31, 2023, respectively. Including certain fees earned and costs, the weighted average current interest rate was 8.16% and 8.98% at September 30, 2024 and December 31, 2023, respectively. Our debt that finances our Structured loan and investment portfolio totaled $9.97 billion and $11.57 billion at September 30, 2024 and December 31, 2023, respectively, with a weighted average funding cost of 6.86% and 7.14%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 7.18% and 7.45% at September 30, 2024 and December 31, 2023, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loans originated	$258,464	$741,502
Number of loans	38	142
Weighted average interest rate	9.82%	10.33%

Loan runoff	$521,341	$1,791,000
Number of loans	30	99
Weighted average interest rate	9.68%	9.24%

Loans held-for-sale from the Agency Business decreased $225.6 million, primarily from loan sales exceeding loan originations by $247.5 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$616,211	$655,851	$1,817,364	$2,112,986
Freddie Mac	378,809	356,300	1,095,732	1,018,900
Private Label	74,162	74,162	124,286	124,286
FHA	27,457	32,664	27,457	56,152
SFR - Fixed Rate	—	—	27,314	27,314
Total	$1,096,639	$1,118,977	$3,092,153	$3,339,638

Capitalized mortgage servicing rights decreased $14.9 million, primarily due to amortization and prepayment write-downs exceeding additions from new originations, as a result of a decline in the weighted average servicing fee rate.
Investments in equity affiliates decreased $3.0 million, primarily due to distributions received from our investments in AWC and a residential mortgage banking business totaling $19.0 million, substantially offset by contributions made in our investments in AWC and AMAC III totaling $16.3 million.
Real estate owned increased $40.9 million, primarily due to the foreclosure of two multifamily bridge loans, which we took back the underlying collateral, partially offset by the sale of an office property.
Due from related party increased $32.4 million, due to an increase in funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period, which were remitted to us subsequent to quarter end.
Other assets increased $70.0 million, primarily due to additional fundings of unsecured line of credit loans totaling $39.6 million, an increase in interest receivables from fundings on existing loans and an increase in deferred interest on modified loans.
Liabilities – Comparison of balances at September 30, 2024 to December 31, 2023:
Credit and repurchase facilities increased $19.9 million, primarily due to refinancing loans from the unwind of CLOs in our Structured Business, substantially offset by loan sales exceeding originations in our Agency Business.
Securitized debt decreased $1.62 billion, primarily due to the unwind of CLO 15 and paydowns on our remaining securitizations.
Senior unsecured notes decreased $87.1 million, due to the repayment at maturity of our 5.75% notes.
Due to related party increased $11.7 million, due to the timing of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations.
Due to borrowers decreased $64.7 million, primarily due to the funding of previously committed originations in our Structured Business.
Other liabilities decreased $28.4 million, primarily due to a decrease in accrued interest payable as a result of the unwind of CLO 15, paydowns on remaining securitizations and interest payments made on our convertible notes, along with a decrease in deferred tax liabilities.
Equity
See Note 16 for details of our share repurchases, dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2024
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$22,526,022	2,633	3.8	6.6	96%	4%	4.60%	1.68%	0.90%
Freddie Mac	5,820,026	1,147	3.4	7.1	86%	14%	4.92%	4.62%	3.78%
Private Label	2,619,485	163	3.1	5.8	100%	—	4.16%	—	—
FHA	1,390,766	104	3.6	18.9	100%	—	3.61%	—	—
Bridge	380,379	4	2.0	3.0	62%	38%	7.09%	—	—
SFR - Fixed Rate	275,081	55	2.6	4.6	100%	—	5.48%	11.70%	1.64%
Total	$33,011,759	4,106	3.6	7.1	95%	5%	4.61%	2.06%	1.29%

	December 31, 2023
Fannie Mae	$21,264,578	2,559	3.4	7.4	96%	4%	4.50%	5.09%	0.86%
Freddie Mac	5,181,933	1,148	3.2	8.5	83%	17%	4.72%	7.92%	4.39%
Private Label	2,510,449	160	2.5	6.7	100%	—	4.02%	—	—
FHA	1,359,624	105	3.0	19.2	100%	—	3.52%	—	—
Bridge	379,425	4	1.2	3.2	63%	37%	7.14%	—	—
SFR - Fixed Rate	287,446	59	2.3	5.1	100%	—	5.20%	1.18%	—
Total	$30,983,455	4,035	3.2	8.0	94%	6%	4.49%	4.83%	1.33%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At September 30, 2024 and December 31, 2023, delinquent loans totaled $427.0 million and $411.1 million, respectively. At September 30, 2024, there were two loans totaling $4.8 million in bankruptcy and three loans totaling $21.4 million have been foreclosed. At December 31, 2023, there were two loans totaling $4.8 million in bankruptcy and no loans in foreclosure.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$286,522	$336,474	$(49,952)	(15)%
Interest expense	197,710	229,180	(31,470)	(14)%
Net interest income	88,812	107,294	(18,482)	(17)%
Other revenue:
Gain on sales, including fee-based services, net	18,638	18,619	19	0%
Mortgage servicing rights	13,195	14,109	(914)	(6)%
Servicing revenue, net	31,142	35,463	(4,321)	(12)%
Property operating income	1,507	1,450	57	4%
Gain (loss) on derivative instruments, net	822	(421)	1,243	nm
Other income, net	2,537	173	2,364	nm
Total other revenue	67,841	69,393	(1,552)	(2)%
Other expenses:
Employee compensation and benefits	44,881	39,810	5,071	13%
Selling and administrative	13,141	12,367	774	6%
Property operating expenses	1,686	1,479	207	14%
Depreciation and amortization	1,944	2,286	(342)	(15)%
Provision for loss sharing (net of recoveries)	3,180	1,679	1,501	89%
Provision for credit losses (net of recoveries)	16,220	18,652	(2,432)	(13)%
Total other expenses	81,052	76,273	4,779	6%
Income before extinguishment of debt, income from equity affiliates and income taxes	75,601	100,414	(24,813)	(25)%
Loss on extinguishment of debt	—	(314)	314	nm
Income from equity affiliates	3,177	809	2,368	nm
Provision for income taxes	(5,233)	(5,854)	621	(11)%
Net income	73,545	95,055	(21,510)	(23)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	5,028	6,789	(1,761)	(26)%
Net income attributable to common stockholders	$58,175	$77,924	$(19,749)	(25)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,405,511	$259,538	9.03%	$13,072,890	$305,654	9.28%
Mezzanine	273,370	6,852	9.94%	225,518	5,620	9.89%
Preferred equity investments	119,217	2,378	7.91%	87,812	955	4.32%
Other	3,511	98	11.07%	10,227	250	9.70%
Core interest-earning assets	11,801,609	268,866	9.04%	13,396,447	312,479	9.25%
Cash equivalents	425,304	5,236	4.88%	852,513	10,340	4.81%
Total interest-earning assets	$12,226,913	$274,102	8.89%	$14,248,960	$322,819	8.99%

Structured Business interest-bearing liabilities:

CLO	$5,381,995	$101,175	7.46%	$6,881,648	$126,085	7.27%
Credit and repurchase facilities	2,849,786	61,050	8.50%	3,108,670	63,831	8.15%
Unsecured debt	1,542,500	23,943	6.16%	1,632,500	25,310	6.15%
Q Series securitization	164,046	3,423	8.28%	225,930	4,453	7.82%
Trust preferred	154,336	3,354	8.62%	154,336	3,317	8.53%
Total interest-bearing liabilities	$10,092,663	192,945	7.58%	$12,003,084	222,996	7.37%
Net interest income		$81,157			$99,823
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $48.7 million decrease from our Structured Business. The decline was primarily from a decrease in the average balance of our core interest-earning assets as loan runoff exceeds loan originations, a decrease in the average yield on core interest-earning assets from a rise in non-performing and other non-accrued loans and a reduction in interest earned on cash balances due to lower average bank balances.
The decrease in interest expense was mainly due to a $30.1 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities from loan runoff and note paydowns in our securitizations and senior unsecured notes, partially offset by an increase in the average cost of interest-bearing liabilities, mainly from increases in SOFR.
Agency Business Revenue
The decrease in income from MSRs was primarily due to a 13% decrease in loan commitment volume ($154.9 million), partially offset by an 8% increase in the MSR rate from 1.16% to 1.25%. The increase in the MSR rate was primarily due to higher rates on Fannie Mae loan volume from an increase in servicing fees retained.
The decrease in servicing revenue, net was primarily due to a decrease in the average escrow balances largely due to runoff, partially offset by an increase in interest rates.
Other Income (Loss)
The gains and losses on derivative instruments relate to changes in the fair values of forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
Other income, net in 2024 primarily reflects loan origination and modification fees from our Structured Business and reserve recoveries on SFR and Private Label loans from our Agency Business.

Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation and commissions from higher bonus allocation targets, annual merit increases and commission rates.
The increase in selling and administrative expenses was primarily due to increases in professional and legal costs.
The increase in the provision for loss sharing (net of recoveries) primarily reflects an increase in reserves related to general economic and market conditions.
The provision for credit losses (net of recoveries) in 2024 includes $13.9 million in specific loan reserves and a $1.4 million increase related to forecasted economic and market conditions, while 2023 includes $12.8 million in specific loan reserves and a $4.5 million increase related to forecasted economic and market conditions.
Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects a $4.9 million distribution received from our Lexford joint venture, partially offset by losses from our investments in a residential mortgage banking business and our AMAC III investment totaling $1.5 million, while income in 2023 primarily reflects $3.5 million received from an equity participation interest on a property that was sold, substantially offset by an aggregate loss of $2.7 million from our ongoing equity investments.
Provision for Income Taxes
In the three months ended September 30, 2024, we recorded a tax provision of $5.2 million, which consisted of a current tax provision of $7.2 million and a deferred tax benefit of $2.0 million. In the three months ended September 30, 2023, we recorded a tax provision of $5.9 million, which consisted of a current tax provision of $8.3 million and a deferred tax benefit of $2.4 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,293,589 OP Units outstanding at both September 30, 2024 and 2023, which represented 8.0% of our outstanding stock at both September 30, 2024 and 2023.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$905,002	$1,000,159	$(95,157)	(10)%
Interest expense	624,613	675,749	(51,136)	(8)%
Net interest income	280,389	324,410	(44,021)	(14)%
Other revenue:
Gain on sales, including fee-based services, net	52,752	55,795	(3,043)	(5)%
Mortgage servicing rights	37,928	48,769	(10,841)	(22)%
Servicing revenue, net	92,577	97,376	(4,799)	(5)%
Property operating income	4,521	4,261	260	6%
Loss on derivative instruments, net	(4,711)	(3,582)	(1,129)	32%
Other income, net	6,955	5,099	1,856	36%
Total other revenue	190,022	207,718	(17,696)	(9)%
Other expenses:
Employee compensation and benefits	135,411	123,518	11,893	10%
Selling and administrative	39,897	38,574	1,323	3%
Property operating expenses	4,948	4,227	721	17%
Depreciation and amortization	6,937	7,297	(360)	(5)%
Provision for loss sharing (net of recoveries)	7,787	12,528	(4,741)	(38)%
Provision for credit losses (net of recoveries)	64,903	55,047	9,856	18%
Total other expenses	259,883	241,191	18,692	8%
Income before extinguishment of debt, sale of real estate, income from equity affiliates and income taxes	210,528	290,937	(80,409)	(28)%
Loss on extinguishment of debt	(412)	(1,561)	1,149	(74)%
Gain on sale of real estate	3,813	—	3,813	nm %
Income from equity affiliates	7,388	20,694	(13,306)	(64)%
Provision for income taxes	(12,726)	(19,436)	6,710	(35)%
Net income	208,591	290,634	(82,043)	(28)%
Preferred stock dividends	31,027	31,027	—	—%
Net income attributable to noncontrolling interest	14,119	21,200	(7,081)	(33)%
Net income attributable to common stockholders	$163,445	$238,407	$(74,962)	(31)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,776,926	$809,011	9.15%	$13,393,723	$912,733	9.11%
Mezzanine	262,495	20,465	10.39%	220,858	17,047	10.32%
Preferred equity investments	111,083	6,116	7.33%	91,542	4,349	6.35%
Other	5,110	401	10.45%	24,804	3,158	17.02%
Core interest-earning assets	12,155,614	835,993	9.16%	13,730,927	937,287	9.13%
Cash equivalents	747,266	28,074	5.00%	880,615	25,014	3.80%
Total interest-earning assets	$12,902,880	$864,067	8.92%	$14,611,542	$962,301	8.81%

Structured Business interest-bearing liabilities:

CLO	$6,078,735	$338,582	7.42%	$7,183,257	$370,096	6.89%
Credit and repurchase facilities	2,766,385	175,542	8.45%	3,254,448	189,400	7.78%
Unsecured debt	1,572,391	73,214	6.20%	1,667,912	77,309	6.20%
Q Series securitization	183,342	11,225	8.16%	233,188	12,683	7.27%
Trust preferred	154,336	10,044	8.67%	154,336	9,368	8.12%
Total interest-bearing liabilities	$10,755,189	608,607	7.54%	$12,493,141	658,856	7.05%
Net interest income		$255,460			$303,445
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $98.2 million decrease from our Structured Business. The decline was primarily from a decrease in the average balance of our core interest-earning assets as loan runoff exceeded loan originations, slightly offset by an increase in the average yield on core interest-earning assets from an increase in SOFR, partially offset by a rise in non-performing and other non-accrued loans.
The decrease in interest expense was mainly due to a $50.2 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities from loan runoff and note paydowns in our securitizations and senior unsecured notes, partially offset by an increase in the average cost of interest-bearing liabilities, mainly from increases in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to an 8% decrease in loan sales volume ($279.2 million), partially offset by a 3% increase in the sales margin from 1.54% to 1.58%.
The decrease in income from MSRs was primarily due to a 20% decrease in loan commitment volume ($754.3 million) and a 3% decrease in the MSR rate from 1.27% to 1.23%. The decrease in the MSR rate was primarily due to a higher percentage of Freddie Mac loan commitments, which contain lower servicing fees.
The decrease in servicing revenue, net was primarily due to a decrease in average escrow balances largely due to runoff, partially offset by an increase in interest rates.
Other Income (Loss)
The losses on derivative instruments in 2024 and 2023 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.

The increase in other income, net was primarily from an increase in loan origination and modification fees from our Structured Business
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation and commissions from higher bonus allocation targets, annual merit increases and commission rates.
The decrease in the provision for loss sharing (net of recoveries) reflects less specific loan impairment reserves taken in the current year period as well as a decrease in general reserves.
The increase in the provision for credit losses (net of recoveries) primarily reflects an increase in reserves on specifically impaired loans due to a decline in general economic and market conditions.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2024 and 2023 reflects deferred financing fees recognized in connection with the unwind of CLOs.
Gain on Sale of Real Estate
In 2024, we sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.
Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects $9.0 million in distributions received from our Lexford joint venture, partially offset by a $1.7 million loss from our AMAC III investment, while income in 2023 primarily reflects $14.5 million received from equity participation interests on properties that were sold and $7.2 million in distributions received from our Lexford joint venture.
Provision for Income Taxes
In the nine months ended September 30, 2024, we recorded a tax provision of $12.7 million, which consisted of a current tax provision of $21.6 million and a deferred tax benefit of $8.9 million. In the nine months ended September 30, 2023, we recorded a tax provision of $19.4 million, which consisted of a current tax provision of $26.0 million and a deferred tax benefit of $6.6 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,293,589 OP Units outstanding at both September 30, 2024 and 2023, which represented 8.0% of our outstanding stock at both September 30, 2024 and 2023.
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
The ongoing adverse economic and market conditions, including inflation, high interest rate environment, bank failures and geopolitical uncertainty, continues to cause significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. These conditions have created, and may continue to create, a dislocation in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, may impact our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.
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

We had $9.97 billion in total structured debt outstanding at September 30, 2024. Of this total, $7.02 billion, or 70%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $2.95 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At September 30, 2024, we had $1.51 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At October 30, 2024, we had approximately $600 million in cash and liquidity. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $33.01 billion agency servicing portfolio at September 30, 2024, which is mostly prepayment protected and generates approximately $125.4 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $414.8 million during the nine months ended September 30, 2024 and consisted primarily of net cash inflows of $220.3 million from loan sales exceeding loan originations in our Agency Business and net income (adjusted for the increase in CECL reserves of $72.7 million) of $281.3 million, partially offset by a $32.4 million increase in funds from payoffs due from our affiliated servicing operations.
Cash flows provided by investing activities totaled $946.1 million during the nine months ended September 30, 2024. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $1.87 billion, net of originations of $912.5 million, resulted in net cash inflows of $961.4 million.

Cash flows used in financing activities totaled $2.03 billion during the nine months ended September 30, 2024 and consisted primarily of $1.63 billion of payoffs and paydowns on existing securitizations, $295.9 million of distributions to our stockholders and OP Unit holders and $90.0 million from the repayment at maturity of our 5.75% senior unsecured notes.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at September 30, 2024. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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
Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	September 30, 2024
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$7,111,982	$2,944,463	$4,167,519	2024 - 2027
Securitized debt (3)	5,327,245	5,327,245	—	2024 - 2027
Senior unsecured notes	1,255,000	1,255,000	—	2024 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Structured Business total	14,136,063	9,968,544	4,167,519

Agency Business
Credit and repurchase facilities (4)	1,700,333	319,570	1,380,763	2024 - 2026
Consolidated total	$15,836,396	$10,288,114	$5,548,282
________________________
(1)Excludes the impact of deferred financing costs.

(2)See Note 14 for a breakdown of debt maturities by year.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at September 30, 2024.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
September 30, 2024	$3,082,185	$3,264,033	$3,299,414
June 30, 2024	3,078,714	3,167,067	3,280,998
March 31, 2024	3,010,216	2,921,206	3,132,279
December 31, 2023	3,274,139	3,242,938	3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At September 30, 2024, we had no off-balance sheet arrangements.
Inflation. The Federal Reserve lowered the federal funds rate by 50 basis points in September 2024, which marks the first rate cut since 2020, and it is possible that rates will continue to decline during the remainder of 2024 and 2025. Although rates have started to decline, we currently remain in a high interest rate environment which could remain higher for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations. If these rate reductions continue, this would likely lead to immediate decreases in net interest income on our floating rate loan book and reduce earnings on our cash and escrow balances. However, if a prolonged rate cut occurs, this could lead to increases in our loan origination business and improved credit, resulting in decreases in delinquencies and potential future losses. For additional details, please see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.
Contractual Obligations. During the nine months ended September 30, 2024, the following significant changes were made to our contractual obligations disclosed in our 2023 Annual Report:

•Modified existing debt facilities, resulting in a net $350.0 million increase in the committed amount of these facilities;
•Entered into three new debt facilities totaling $900.0 million;
•Unwound CLO 15 repaying $674.4 million of outstanding notes;
•Paid down outstanding notes on CLOs 14 and 16 and Q Series securitization totaling $954.6 million; and
•Repaid at maturity the remaining $90.0 million of our 5.75% senior notes.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at September 30, 2024.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2024, there were no material changes to these policies.
Non-GAAP Financial Measures
Distributable Earnings. We are presenting distributable earnings because we believe it is an important supplemental measure of our operating performance and is useful to investors, analysts and other parties in the evaluation of REITs and their ability to provide dividends to stockholders. Dividends are one of the principal reasons investors invest in REITs. To maintain REIT status, REITs are required to distribute at least 90% of their taxable income. We consider distributable earnings in determining our quarterly dividend and believe that, over time, distributable earnings is a useful indicator of our dividends per share.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income attributable to common stockholders	$58,175	$77,924	$163,445	$238,407
Adjustments:
Net income attributable to noncontrolling interest	5,028	6,789	14,119	21,200
Income from mortgage servicing rights	(13,195)	(14,109)	(37,928)	(48,769)
Deferred tax benefit	(2,026)	(2,433)	(8,922)	(6,630)
Amortization and write-offs of MSRs	18,792	18,757	56,728	58,684
Depreciation and amortization	2,564	3,957	8,802	12,310
Loss on extinguishment of debt	—	314	412	1,561
Provision for credit losses, net	17,077	16,922	63,337	57,437
(Gain) loss on derivative instruments, net	(1,217)	1,002	4,677	2,036
Stock-based compensation	2,977	3,047	11,748	12,141
Distributable earnings (1)	$88,175	$112,170	$276,418	$348,377

Diluted weighted average shares outstanding - GAAP (1)	205,347,309	221,328,818	205,448,479	217,457,399
Less: Convertible notes dilution	—	(17,312,382)	—	(17,271,419)
Diluted weighted average shares outstanding - distributable earnings (1)	205,347,309	204,016,436	205,448,479	200,185,980

Diluted distributable earnings per share (1)	$0.43	$0.55	$1.35	$1.74
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,565,538	$47,329	$(46,214)	$(91,100)
Interest expense from debt obligations	(9,968,544)	42,333	(42,333)	(84,627)
Impact to net interest income from loans and investments		4,996	(3,881)	(6,473)
Interest income from cash, restricted cash and escrow balances (2)	2,335,446	11,677	(11,677)	(23,354)
Total impact from hypothetical changes in interest rates		$16,673	$(15,558)	$(29,827)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at September 30, 2024.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 4.6%, or approximately $110 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at September 30, 2024 would have resulted in a gain of $0.2 million and $0.5 million, respectively, in the nine months ended September 30, 2024, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $0.4 million and $0.8 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $15.0 million at September 30, 2024, while a 100 basis point decrease would increase the fair value by $15.8 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2024.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In March 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. In December 2023, the Board of Directors authorized an increase to the remaining availability under the share repurchase program to $150.0 million. At September 30, 2024, there was $138.6 million available for repurchase under this program. The program may be discontinued or modified at any time.
There were no purchases made by, or on behalf of us, under this plan or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024.
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

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2024, filed on November 1, 2024, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: November 1, 2024	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: November 1, 2024	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer