Form 10-K
period 2024-12-31
ARBOR REALTY TRUST INC
filed 2025-02-21
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2024 (computed based on the closing price on such date as reported on the NYSE) was $2.61 billion. As of February 14, 2025, the registrant had 189,505,422 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), to be filed on or before April 29, 2025, are incorporated by reference into Part III of this report.

i

Forward-Looking Statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our results of operations, financial condition and future prospects include, but are not limited to, changes in economic, macroeconomic and geopolitical conditions generally, and the real estate market specifically; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; inflation; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Optigo® Conventional Loan and Small Balance Loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization (“APL certificates”).
Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on its taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
Business Objectives and Strategy
We have an annuity-based business model that generates diversified income streams, which allows us to maximize the total return to our stockholders. In our Structured Business, our primary objective is maximizing the interest margin on our loans (yield on investments less cost to finance investments) and growing our loan portfolio, which also provides a pipeline to growth in our GSE/Agency servicing portfolio. In our Agency Business, our primary objective is growing the fees generated from our origination platform and the stable earnings associated with our servicing portfolio.
One of our core business strategies is to generate additional agency lending opportunities by refinancing our multifamily balance sheet bridge loan portfolio when it is practical and appropriate to do so. We execute this strategy by underwriting the multifamily bridge loans we originate to a potential future agency financing. We then continue to work with our borrowers on this execution through the life cycle of the multifamily bridge loan. When effective, this strategy allows us to recapture refinancing opportunities, deleverage our balance sheet, and generate additional income streams through our capital-light Agency Business.
Our primary objectives are to generate cash available for distribution and facilitate capital appreciation, which we believe can be achieved through the following investment strategies:

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
Leverage the Experience of Executive Officers and Employees. Our executive officers and employees have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 30 years of experience in the financial services industry.
Our Primary Targeted Investments
We pursue short-term and long-term lending and investment opportunities and primarily target transactions where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities. Our primary focus is first mortgage lending in the highly attractive and stable multifamily real estate sector.
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
Mezzanine Financing. We offer mezzanine financing in the form of loans that are subordinate to a conventional first mortgage loan (including certain GSE/Agency loans) and senior to the borrower’s equity in a transaction. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property. We may also require additional security such as personal guarantees, letters of credit and/or additional collateral unrelated to the property. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests. We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes.
Preferred Equity Investments. We provide financing by making preferred equity investments in entities that directly or indirectly own real property that are subordinate to a first mortgage loan (including certain GSE/Agency loans). In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, such as in mezzanine financing, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, we typically become a member in the ownership entity. Similar to our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.
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
Through our Agency Business, we focus primarily on the following investment types:
GSE and HUD Agency Lending. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 22 lenders approved as a Freddie Mac Optigo® Conventional Loan lender for multifamily, manufactured, and student housing properties, one of 12 participants in the Freddie Mac Optigo® SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. We underwrite, originate, sell and service multifamily mortgage loans across the U.S. through the GSE and HUD programs and also originate and sell loans through the conduit markets. Our focus is primarily on small balance loans.
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

Structured Business Portfolio Overview
Loan and investment portfolio product type and asset class information at December 31, 2024 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)
Bridge Loans	Multifamily	255	$8,725,429	6.57%	11.8
	Single‑Family Rental	423	1,993,890	8.65%	12.0
	Land	8	125,877	0.88%	0.3
	Office	1	35,410	7.94%	1.6
	Retail	1	12,500	7.94%	11.1
		688	10,893,106	6.89%	11.6
Mezzanine Loans	Multifamily	55	239,203	7.83%	55.0
	Other	3	16,353	2.96%	4.1
		58	255,556	7.52%	51.8
Preferred Equity	Multifamily	25	143,645	6.65%	55.7
	Other	2	5,200	—	2.7
		27	148,845	6.42%	53.9
Construction	Multifamily	2	4,367	9.97%	20.8
Other	Single‑Family Rental	1	3,082	9.36%	10.3
Total		776	$11,304,956	6.90%	13.1
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “accrual rate” to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.80%.
(2)Including extension options, the weighted average remaining months to maturity was 22.7.
Loan and investment portfolio asset class and geographic concentration information at December 31, 2024 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Concentrations	UPB	Percentage
Multifamily	$9,112,644	81%	Texas	$2,638,285	23%
Single-Family Rental	1,996,972	18%	Florida	1,948,643	17%
Land	138,710	1%	Georgia	1,083,580	10%
Office	35,410	<1%	North Carolina	549,682	5%
Other	21,220	<1%	New York	538,721	5%
Total	$11,304,956	100%	Other (1)	4,546,045	40%
			Total	$11,304,956	100%
________________________________________
(1)No other individual state represented 4% or more of the total.
The overall yield on our loan and investment portfolio in 2024 was 9.01% on average assets of $11.98 billion, which was computed by dividing the interest income earned during 2024 by the average assets during 2024. Our cost of funds in 2024 was 7.44% on average borrowings of $10.48 billion, which was computed by dividing the interest expense incurred during 2024 by the average borrowings during 2024. At December 31, 2024, our loan and investment portfolio was comprised of 92% floating rate loans and 8% fixed rate loans.
We also own unconsolidated investments in equity affiliates totaling $76.3 million and described in more detail in Note 8.

Agency Business Lending and Servicing Overview
One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs, as well as our SFR fixed rate product, are generally sold within 60 days from the loan origination date. Our Private Label loans are either sold instantaneously or pooled and securitized, or sold, generally within 180 days of loan origination. Our loan activity in 2024 was comprised of originations totaling $4.47 billion, sales totaling $4.61 billion and commitment volume totaling $4.44 billion. Our gains and fees as a percentage of our loan sales volume (“sales margin”) was 163 basis points for 2024.
We also retain the mortgage servicing rights (“MSRs”) on substantially all loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume (“MSR rate”) was 115 basis points for 2024.
Agency Business servicing portfolio product and geographic concentration information at December 31, 2024 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
Product	Loan Count	UPB (1)	% of Total	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)	State	UPB % of Total
Fannie Mae	2,644	$22,730,056	67%	46.4	6.4	Texas	11%
Freddie Mac	1,159	6,077,020	18%	21.5	6.8	New York	11%
Private Label	161	2,605,980	8%	18.7	5.5	California	8%
FHA	106	1,506,948	5%	14.1	19.2	North Carolina	7%
Bridge (2)	3	278,494	1%	10.4	3.0	Georgia	6%
SFR - Fixed Rate	52	271,859	1%	20.1	4.4	Florida	6%
Total	4,125	$33,470,357	100%	37.8	6.9	New Jersey	5%
						Other (3)	46%
						Total	100%
________________________________________
(1)Excludes loans in which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
Operations
The following describes our lending and investment process for both our Structured and Agency Businesses.
Origination. We have a network of sales and support offices in California, Florida, Indiana, Maryland, Massachusetts, Michigan, New Jersey, New York, and Texas that staff 26 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office can offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.
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
Credit & Investment Committee Approval Process. We apply an established credit and investment approval process to all proposed loans and other investments for our Structured Business. All proposed loans and investments are submitted to and presented to our credit & investment committee ("C&IC”) overseen by our chief credit officer and comprised of participants from originations, screening, underwriting, treasury, securitization, servicing, asset management and legal. The C&IC convenes weekly, or as needed, to review and approve transactions. Prior to presentation to the C&IC, the underwriter on each proposed loan or investment submits a written credit memo for distribution to all C&IC participants. The credit memo includes all material information concerning the prospective sponsor, the property, the proposed business plan, and all loan or investment related risks and mitigants. At the C&IC meeting, the underwriter presents the transaction and answers any questions posed by C&IC members. All transactions require the unanimous approval of the respective approvers, including the chief credit officer. Minutes of each loan or other investment presented at C&IC are recorded by the committee secretary and subsequently ratified by the chief credit officer. Following the approval of a transaction at C&IC, the deal team is responsible for ensuring that all conditioned approval terms have been satisfied and conform to programmatic lending requirements, as well as to those established for the transaction at C&IC.
Our loan approval process for the Agency Business requires the submission of a detailed loan package in accordance with the applicable agency program requirements and guidelines. Our agency loan committee consists of multiple members of our senior and executive management teams, including our chief underwriter for the Agency Business and its chief operating officer. All transactions require the approval of up to four members, depending on the size of the loan. In addition, we are required to submit a completed loan underwriting package to Freddie Mac and HUD for approval prior to origination.
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
Operating Policies and Strategies
Financing Policies. We finance our Structured Business investments primarily by borrowing against, or “leveraging,” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity-to-assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the Board of Directors has discretion to deviate from or change our indebtedness policy at any time; provided that we are in compliance with our bank covenants. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.
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
Conflicts of Interest Policies. We, our executive officers, and Arbor Commercial Mortgage, LLC (“ACM”), our former manager, face conflicts of interests because of our relationships with each other and the way in which our business is structured. ACM has approximately 6% of the voting interest in our stock at December 31, 2024. Our chairman and chief executive officer also serves as the chief executive officer of ACM, beneficially owns approximately 35% of the outstanding membership interests of ACM and controls all voting interests in ACM. One of our directors is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own noncontrolling membership interests in ACM. In addition, our chief financial officer, our treasurer and some of our counsel also perform similar roles for ACM, and another of our executive officers’ acts as the general counsel of ACM. Our chief executive officer, one of our directors and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.
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
Compliance with Federal, State and Local Environmental Laws
Properties that we may acquire directly or indirectly through partnerships, and the properties underlying our Structured Business investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that acquires ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We endeavor to ensure these properties are complying in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.
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
Human Capital
At December 31, 2024, we employed 659 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.
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
Our compensation and benefit programs aim to attract, retain, and motivate employees to achieve superior results. We provide employee wages that are competitive and consistent with employee positions, skill levels, knowledge, and location. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon promotion and/or internal transfer. All employees are eligible for health insurance, including mental health coverage, prescription drug benefits, dental and vision insurance, flexible spending accounts, paid and unpaid leaves, disability/accident coverage, life insurance and participation in a 401K plan. We also have a flexible telecommuting policy, which allows eligible employees to work remotely one day per week.

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
Item 1A. Risk Factors
The commercial real estate markets have experienced a prolonged dislocation due to inflation and high interest rates, which has resulted in decreased real estate values, increased delinquencies and defaults, and a disruption in the capital markets. This environment has had a material adverse effect on our business, results of operations, financial condition, and liquidity. If this environment persists, it is likely we will continue to experience an adverse impact on our business. The risks associated with these types of markets, and other risks related to our business, are described below. The risk factors listed below should not be considered an all-inclusive list. New risk factors emerge periodically, and we cannot guarantee that the factors described below list all risks that may become material to us at any later time. Some of the risk factors discussed below may have different impacts on our Structured and Agency Businesses. Additionally, you should review “Current Market Conditions, Risks and Recent Trends” located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the current adverse market conditions that we are currently experiencing, and may continue to experience in the future, that are having an adverse impact on our business.
Risk Factor Summary
Risks Related to Our Business. An economic slowdown, a lengthy or severe recession, declining real estate values, or changes in short and/or long term interest rates could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate and/or we experience a turbulent economic environment, we will likely: (1) experience increases in loan loss reserves and other impairments; (2) encounter difficulty estimating loan loss reserves; and (3) experience an increase in loan delinquencies and loan modifications. If we are unable to invest excess capital on acceptable terms, or at all, it would likely result in a declining portfolio and would adversely affect the returns from our investments and our operating results.
The real estate investment business is highly competitive, and our success depends on our ability to compete, including attracting and retaining qualified loan originators to grow and maintain our relationships with key customers and with the GSEs, U.S. Department of HUD and institutional investors.
Our business is subject to risk of loss in connection with defaults on loans, failed loan deliveries to GSEs and potential requirements to repurchase loans already sold to GSEs or other issuers of securitizations for a breach of representations or warranties. If we fail to act proactively with delinquent borrowers in an effort to avoid defaults, the number of delinquent loans could increase, which could have a material adverse effect on our business.
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
The changes and effects of government regulation, including the Investment Advisers Act and our exemption from the Investment Company Act, could negatively impact the market value of loans or increase our costs, which could materially and adversely affect our financial results.
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
General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (1) volatility in our stock price; (2) major public health crisis; (3) global economic and political conditions; (4) major bank failures; (5) losses of key personnel with long standing business relationships; (6) adverse resolutions of lawsuits; (7) terrorist attacks; (8) military conflict; (9) changes to laws and regulations, including environmental, social and governance matters; and (10) the effective development of artificial intelligence ("AI").
Risks Related to Our Business
An economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.
The risks associated with our business are more severe during periods of economic downturn, particularly if accompanied by declining real estate values. Declining real estate values limit our new mortgage loan originations, since borrowers often use increases in the value of their properties to support the purchase of additional properties and significantly increase the likelihood that we will incur losses on defaulted loans because the value of our collateral may be insufficient to repay the loan in full. Borrowers may also be less able to pay principal and interest on our loans if the economy weakens. Any sustained period of increased payment delinquencies, foreclosures and resulting losses could adversely affect our net interest income as well as our ability to originate, sell and securitize loans, which could significantly harm our results of operations, financial condition, business and our ability to make distributions to stockholders.
Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
Commercial real estate can be adversely affected by a lack of liquidity caused by a prolonged economic downturn, which may limit our ability to raise equity or debt in the capital markets or obtain financing on favorable terms, if at all. If we do issue equity, it may be dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our existing securities. If economic or market conditions deteriorate, lending institutions may choose to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and such events could make it more difficult for us to obtain financing on favorable terms or at all, in which event our profitability will be adversely affected. These factors may also make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, obtaining other financing or realize increased costs of financing. Disruptions in the financial markets also may have a material adverse effect on the market price of our common stock.
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

Changes in interest rates could have an adverse effect on our operating results, financial condition, business prospects and our ability to make distributions to stockholders.

Our financial performance is significantly influenced by movements in both short term and long term interest rates. Since the vast majority of our structured loan portfolio is floating rate based on SOFR and a greater portion of our debt balances consist of fixed-rate instruments (such as convertible and senior unsecured notes), a rising interest rate environment generally has a positive impact on our net interest income from our structured loan portfolio. Furthermore, our earnings on escrows and cash balances also benefit from an elevated short term rate environment. However, a prolonged period of elevated short and long term interest rates may result in: (1) increased payment delinquencies and defaults; (2) increased loan modifications and foreclosures; (3) an increase in real estate owned ("REO") assets; (4) declining real estate values of certain asset classes; and (5) a dislocation in capital markets, all of which would adversely impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. Conversely, a high long term interest rate environment would likely have an adverse impact on our fixed rate GSE/Agency business, as it will likely increase delinquencies and make it more costly for borrowers to refinance their balance sheet loans with fixed rate agency product.

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
Currently, the Agency Business originates a significant portion of its loans for sale through GSE and HUD programs. The Agency Business is approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Optigo® Conventional Loan and SBL lender nationwide, a HUD MAP and LEAN lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages but may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.
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
Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae’s prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any potential losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans. In addition, Fannie Mae can increase our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. At December 31, 2024, the Agency Business had pledged $91.5 million in restricted liquidity as collateral against future losses under $22.73 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. At December 31, 2024, the Agency Business’s allowance for loss-sharing balance was $83.2 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.
We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.
Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. At December 31, 2024, this requirement totaled $91.5 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae. Our current letter of credit facility expires in September 2025. The facility is collateralized by the cash flow generated from the Agency Business’s Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.
If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.
As a loan servicer for GSEs and HUD, we are the primary contact with the borrower throughout the life of the loan and under our servicing agreements, we are responsible for asset management, including actions to mitigate losses. We believe we have developed an effective asset management process for tracking each loan we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can make recommendations, decisions regarding loss mitigation are within the control of the GSEs, HUD and institutional investors. When loans become delinquent, we may incur additional expenses in servicing and asset managing the loans and we are required to advance principal and interest payments and tax and insurance escrow amounts. Our Agency Business could also be subject to a loss of its contractual servicing fee, and for its loss sharing obligations to Fannie Mae. These events could have a negative impact on our cash flows and on the net carrying value of the MSRs on our balance sheet and could result in a reduction to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on our Agency Business.
A reduction in the fees paid for servicing the loans of our Agency Business or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.
The Agency Business’s results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay for loans, lower their servicing fees or adversely change the material terms of their loan purchases or servicing arrangements with us. A number of factors determine the price we receive for our agency loans. With respect to Fannie Mae originations, loans are generally sold as Fannie Mae insured securities to third party investors. For HUD originations, loans are generally sold as Ginnie Mae securities to third party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.
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
We expect that loan servicing fees will continue to represent a significant portion of our Agency Business’ revenues. These fees are primarily derived from loans that have been originated by us and sold through the GSE and HUD programs. A decline in the number or value of loans that the Agency Business originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee, which may not compensate us fully for the loss of the future servicing revenue. The Agency Business is also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide required notices. If we fail to perform our servicing obligations, or we breach our servicing obligations to the GSEs or HUD, our servicing engagements may be terminated. Declines in or terminations of servicing engagements or breaches of such obligations could materially and adversely affect our financial results.
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
We must make certain representations and warranties concerning each loan we originate for the GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the GSEs or HUD and certain laws and regulations; the underlying mortgage represents a valid first lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value.
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
We finance our Structured Business loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, and senior and convertible debt instruments. We finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks. Our access to these sources of funding can be impacted by conditions in the financing markets that are beyond our control, including lack of liquidity and wider credit spreads, which we have experienced in the past. If these conditions deteriorate, there can be no assurance that any existing agreements will be renewed or extended at expiration and alternative sources of financing may not be available or may not accommodate our needs. This could subject us to an increase in our recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.
Our credit and repurchase facilities and unsecured debt contain restrictive covenants relating to our operations.
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

We may not be able to find suitable replacement investments during CLO reinvestment periods.
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

Our results of operations and cash flows could be adversely affected if the reinvestment period of our CLOs expire without available capacity in existing CLOs, or the issuance of new CLOs.

CLO reinvestment periods provide us with the flexibility to manage our structured loan portfolio effectively as we are able to replace loans that have matured or paid off with newly originated loans and existing loans in our portfolio. If our CLO reinvestment periods end without availability in other existing CLOs, or the establishment of new CLOs, we may face liquidity constraints, reduced investment opportunities, higher borrowing costs, and limited cash available for distribution to our stockholders.
Through our Private Label platform we engage in securitization transactions relating to real estate mortgage loans that expose us to potential material risks.
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
Current laws and regulations impose qualification and licensing obligations on our business, in addition to imposing requirements and restrictions affecting, among other things: loan originations, interest rates, finance and other fees that we may charge, disclosures to borrowers, the terms of secured transactions, collection, repossession and claims handling procedures, personnel qualifications and other trade practices. Our business is also subject to inspection by certain state regulatory authorities. Any failure to comply with these requirements could result in a variety of consequences, including, but not limited to, the loss of the licensure required to originate, sell, or service loans, the inability to procure additional approvals or licenses, the inability to enforce our contracts, and administrative enforcement actions.
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
One of our subsidiaries is required to register under the Investment Advisers Act, and is subject to regulation under that Act.
One of our subsidiaries is subject to the extensive regulation prescribed by the Investment Advisers Act of 1940 (the “Advisers Act”). The SEC oversees our activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising, operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Advisers Act are designed to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our subsidiary or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Advisers Act may require us to incur additional costs, and these costs may be material.
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
Conservatorships of the GSEs
The Federal Housing Finance Agency (“FHFA”), the GSEs’ regulator, placed each GSE into conservatorship in 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether they will continue to exist following conservatorship.
Housing Finance Reform
In the past, federal legislation has been proposed to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and place certain restrictions on the GSEs’ activities prior to being wound down or placed into receivership. The Trump Administration has made recent comments indicating that housing finance reform may be on its agenda, however, it is unclear at this time what the Trump Administration’s views are with respect to the future of the GSEs.
We expect Congress will continue to consider housing finance reform, including conducting hearings and considering legislation that could alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.
FHFA set its 2025 loan origination caps for Fannie Mae and Freddie Mac at $73 billion for each enterprise for a total opportunity of $146 billion (the “2025 Caps”), which is an increase from its 2024 Caps of $70 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2025 Caps if warranted, however, they will not reduce the 2025 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2025 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2025 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.
Cybersecurity Risks
If we are unable to safeguard against cybersecurity breaches and cyberattacks with respect to our information systems, our business may be adversely affected.
Cybersecurity incidents and cyberattacks, which include malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could penetrate our security systems and access sensitive information about our business, borrowers and employees. Any misappropriation, loss or unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our borrowers, employees, third parties and investors. We could also incur significant costs in implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could become subject to litigation from any cybersecurity breach. We have not experienced any material misappropriation, loss or unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, a cybersecurity breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Corporate and Ownership Structure
ACM and our chief executive officer have significant influence over our policies and strategies.
Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 6% of the voting power of our outstanding stock at December 31, 2024. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 7% of the voting power of our outstanding stock at December 31, 2024. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.
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
Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2025, 2026 and 2027, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
A change in any one of these factors could affect our ability to make distributions. If we are not able to comply with the restrictive covenants and financial ratios contained in credit and repurchase facilities and unsecured debt, our ability to make distributions to our stockholders may also be impaired. We cannot assure that we will be able to make distributions to our stockholders in the future or that the level of any distributions we make will increase over time.
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
The Inflation Reduction Act of 2022 (“IRA”) enacted in August 2022 introduced various new provisions to the Internal Revenue Code. Among those new provisions affecting corporations include the corporate book minimum tax and an excise tax on net stock repurchases effective January 1, 2023. As REITs, we and our subsidiary, ARSR are exempt from these provisions. While such provisions may be applicable to our TRSs, as of the date of this Annual Report, we do not expect the IRA to have a material impact on our consolidated financial statements.
The Trump Administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, the new administration and the U.S. Congress may pursue tax policies seeking to alter the income tax rates and brackets applicable to individuals and corporations, exempt certain types of income from taxation, eliminate clean energy subsidies enacted by the Inflation Reduction Act of 2022, provide tax incentives for domestic production and impose significant new tariffs on foreign goods. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us and our investments is uncertain and could be adverse.
General Risks
The price of our common stock may be volatile.
The trading price of our common stock may be highly volatile and could be subject to a number of factors beyond our control, including: (1) the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies; (2) our financial performance; (3) coordinated buying and selling activity by market participants, including market manipulation and short-seller reports; (4) publication of information in the media, including online blog and social media about our Company by third parties; and (5) general market conditions.
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
Companies that experience volatility in the market price of their stock may be subject to securities class action litigation. We are currently the target of this type of litigation as described in Note 15. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could also harm our business.
A major public health crisis, including a pandemic, could cause severe disruptions to the U.S. and global economies and to our business and may have an adverse impact on our business, results of operations and financial condition.
A major public health crisis, including a pandemic, could cause significant disruptions to the U.S. and global economies. For example, the COVID-19 pandemic, resulted in travel bans, quarantines, layoffs and shutdowns, causing negative long-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains, which had an adverse impact on our business, results of operations and financial condition. Depending on the severity and duration, any such major public health crisis, including any consequential adverse macroeconomic effects, has caused, and may in the future, cause the following:
•declines in the value of our assets, including our loan and securities portfolios, which could result in margin calls and other mandatory prepayments under the credit facilities we use to finance those assets;
•increases in payment delinquencies from our borrowers resulting in additional credit losses;
•increases in loan modifications to our borrowers which could adversely impact our results of operations and financial condition;
•increases in the cost to obtain financing and other adverse effects of obtaining financing under terms and conditions that are less favorable to us, and if conditions worsen, could prevent us from obtaining financing at all;
•in the event of any forced sales of the securities and other assets that secure our credit and other financing arrangements, such sales may be on terms less favorable to us than might otherwise be available under normal conditions, which could result in losses;
•disruptions in the credit markets causing a negative impact on our ability to execute on securitizations, which may have an adverse effect on our liquidity and results of operations; and
•material negative effect on our results of operations, and, in turn, on cash available for distribution to our stockholders, on the value of our assets and on the market price of our common stock.

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. Such conditions could include political unrest, war, such as the ongoing war with Russia and Ukraine or the ongoing war and tensions in the Middle East, natural disasters or global pandemics. The U.S. and global economies are facing higher inflation and interest rates and potential recession. A weak or declining economy or political disruption, including any international trade disputes, could exacerbate supply chain constraints that could ultimately harm our business.

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
Our future success depends, to a significant extent, on our ability to hire and retain a sufficient number of qualified personnel, including our executive officers. The nature of our executive officers’ experience and the extent of the relationships they have developed with owners of multifamily and commercial properties and financial institutions are important to our success. We cannot assure their continued employment as our officers. The loss of services of certain of our executive officers could harm our business.
The adverse resolution of a lawsuit could have a material adverse effect on our financial condition and results of operations.
The adverse resolution of litigation brought against us or any of our assets could have a material adverse effect on our financial condition and results of operations. See Note 15 for information on litigation matters.
The impact of any terrorist attacks and the availability of terrorism insurance expose us to certain risks.
Any terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have an adverse impact on the U.S. financial markets, real estate markets and/or the economy in general. We cannot predict the effect that any such events would have on our business or the credit quality of our loans and investments.
The Terrorism Risk Insurance Act (“TRIA”) requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.
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
Environmental, social and governance matters may cause us to incur additional costs and affect the attractiveness of our stock to investors.

Shareholder, public and governmental expectations and pressure have been increasing with respect to corporate responsibility, sustainability and other environmental, social and governance (“ESG”) matters. Shareholder advisory services and other organizations have developed and published, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare our ESG performance with that of others in our industry. These ratings systems frequently change, and scores are often based on a relative ranking which may cause our scores to deteriorate if peer rankings improve. In addition, current shareholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our Board of Directors accountable with respect to ESG matters.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. In addition, there is growing anti-ESG sentiment in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other stakeholders, including third party rating services. Failure to comply with ESG-related or anti-ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation or threats thereof.
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

Potential adverse impacts of climate-related physical risks include:

•declination in asset values, due to, among other events, the destruction or degradation of property;
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

We are incorporating AI into some of our computer systems, and challenges with properly managing its use and failing to effectively develop AI, could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.

Some of our computer systems currently, and may in the future, incorporate AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Furthermore, if we are unable to remain competitive by continuing to develop and provide enhancements, new features, and integrations for our existing technology offerings and platform, our business could be harmed. Additionally, AI technology is continuously evolving, and we may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

In addition to competitive risks, the incorporation of AI into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations. The technologies underlying AI are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.
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

Item 3. Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 15 and is incorporated herein by reference.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 7, 2025, there were approximately 168,000 record holders of our common stock, including persons holding shares in broker accounts under street names.
We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	—
November 1, 2024 to November 30, 2024	—	—	—	—
December 1, 2024 to December 31, 2024	5,269	14.17	—	—
	5,269	$14.17	—
(1) These shares were purchased by an affiliated purchaser of ours and we have not repurchased any shares under our share repurchase program during the fourth quarter of 2024.
Stockholder Return
The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the Nareit Mortgage REITs Index and the Nareit All REITs Index for the five-year period from December 31, 2019 to December 31, 2024. The graph assumes a $100 investment on January 1, 2020, and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from 2025 Russell Investment Group.

Total Return Performance

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Arbor Realty Trust, Inc
Russell 2000
FTSE Nareit Mortgage REITs
FTSE Nareit All REITs

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Arbor Realty Trust, Inc	$100.00	$110.05	$153.43	$121.68	$158.39	$163.61
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
FTSE Nareit Mortgage REITs	$100.00	$81.23	$93.93	$68.94	$79.52	$79.80
FTSE Nareit All REITs	$100.00	$94.14	$131.68	$98.62	$109.95	$114.71
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender, seller/servicer nationally, a Freddie Mac Optigo® Conventional Loan and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
We conduct our operations to qualify as a REIT. A REIT is generally not subject to federal income tax on its taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met.
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
One of our core business strategies is to generate additional agency lending opportunities by refinancing our multifamily balance sheet bridge loan portfolio when it is practical and appropriate to do so. We execute this strategy by underwriting the multifamily bridge loans we originate to a potential future agency financing. We then continue to work with our borrowers on this execution through the life cycle of the multifamily bridge loan. When effective, this strategy allows us to recapture refinancing opportunities, deleverage our balance sheet, and generate additional income streams through our capital-light Agency Business.
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
Significant Developments During 2024

Financing and Capital Markets Activity.
•Unwound CLO 15, redeeming the remaining outstanding notes, and paid down outstanding notes totaling $1.65 billion on our other securitizations;
•Entered into three new debt facilities totaling $900.0 million of warehouse capacity, amended existing facilities resulting in a net $50.0 million increase in the committed amounts of these facilities and terminated three facilities totaling $400.0 million;
•Raised $100.0 million from the issuance of our 9.00% senior notes and repaid our 4.75% and 5.75% senior notes totaling $200.0 million;
•Entered into a new equity distribution agreement with JMP to sell up to 30,000,000 shares of our common stock and raised $10.0 million of capital under the plan from the issuance of 661,708 shares at an average price of $15.16 per share; and
•Repurchased $11.4 million of our common stock at an average price of $12.19 per share.

Structured Business Activity.
•Reduced our balance sheet portfolio by 10% to $11.30 billion on loan runoff of $2.69 billion, which outpaced loan originations totaling $1.43 billion;
•Modified 106 loans with a total UPB of $4.12 billion. Borrowers of 63 of these loans with a total UPB of $2.39 billion invested additional capital to recapitalize their deals in exchange for temporary rate relief, which we provided through a pay and accrual feature. See Note 3 for details; and
•Sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.

Agency Business Activity.
•Loan originations totaled $4.47 billion and includes $1.58 billion of new agency loans that were recaptured from our Structured Business runoff; and
•Grew our fee-based servicing portfolio 8%, or $2.49 billion, to $33.47 billion.
Current Market Conditions, Risks and Recent Trends

The Federal Reserve lowered the federal funds rate three times during 2024 for a total reduction of 100 basis points, which marks the first rate cuts since 2020, and it is possible that they will continue to reduce short term rates in 2025. Although short term rates have declined 100 basis points, we currently remain in a high interest rate environment which could remain higher for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations. These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which has impacted, and may continue to impact, our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses, while safeguarding the integrity of our portfolio, which may include modifying original loan terms. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the current loan terms.

Additionally, over the last several months the five and ten-year interest rates have increased substantially with the ten-year rate moving from a low of 3.60% in September 2024 to a high of 4.80% in January 2025 and the forward yield curve is predicting the ten-year rate will remain above 4.50% for the balance of 2025. As discussed earlier, the short term rate curve is expected to continue to decrease in 2025, but only by a nominal additional 25 basis points. This current interest rate environment is creating increased headwinds for commercial real estate and is likely to result in decreased origination volumes, especially in our GSE/Agency business in 2025, which is a highly profitable segment of our overall business. This rate environment will also affect the ability for borrowers to refinance their balance sheet loans with fixed rate agency product, which could increase our delinquencies and defaults and reduce available liquidity. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a material adverse effect on our future results of operations, financial condition, liquidity and our ability to make distributions to our stockholders.

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

As discussed earlier, the Federal Reserve began lowering short term interest rates in 2024 and may continue to cut interest rates during 2025. These rate reductions have resulted in and will continue to result in a decrease in the net interest income on our floating rate loan book and reductions in the earnings on our cash and escrow balances. For additional details, please see “Quantitative and Qualitative Disclosures about Market Risk” below.

Inflation, high interest rates, bank failures, and geopolitical uncertainty has caused significant disruptions in many market segments, including the financial services, real estate and credit markets, which has, and may continue to, result in a further dislocation in capital markets and a continued reduction of available liquidity. Despite these periodic disruptions, we have been successful in raising capital through various vehicles, when needed, to continue to operate and strengthen our business.

Instability in the banking sector, such as the multiple regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability, and increased the cost, of capital. The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. Additionally, although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and therefore we believe bear minimal credit risk.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. FHFA set its 2025 Caps for Fannie Mae and Freddie Mac at $73 billion for each enterprise for a total opportunity of $146 billion, which is an increase from its 2024 Caps of $70 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2025 Caps if warranted, however, they will not reduce the 2025 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2025 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2025 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs, and servicing revenues. As discussed above, the current high interest rate environment could lead to a decline in our GSE originations, which could negatively impact our financial results. We are also unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Changes in Financial Condition
Assets – Comparison of balances at December 31, 2024 to December 31, 2023:
Our Structured loan and investment portfolio balance was $11.30 billion and $12.62 billion at December 31, 2024 and 2023, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $1.27 billion. See below for details.
Our portfolio had a weighted average current interest pay rate of 6.90% and 8.42% at December 31, 2024 and 2023, respectively. Including certain fees earned and costs, the weighted average current interest rate was 7.80% and 8.98% at December 31, 2024 and 2023, respectively. Our debt that finances our Structured loan and investment portfolio totaled $9.46 billion and $11.57 billion at December 31, 2024 and 2023, respectively, with a weighted average funding cost of 6.55% and 7.14%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.88% and 7.45% at December 31, 2024 and 2023, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2024	2023
Loans originated	$1,425,799	$983,343
Number of loans	170	150
Weighted average interest rate	8.93%	10.03%

Loan runoff	$2,691,583	$3,354,055
Number of loans	156	187
Weighted average interest rate	8.51%	9.21%

Loans modified	$4,118,117	$398,461
Number of Loans	106	5

Loans extended	$5,998,103	$1,744,127
Number of loans	318	64
Loans held-for-sale from the Agency Business decreased $115.9 million, primarily from loan sales exceeding originations as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Year Ended December 31, 2024
	Loan Originations	Loan Sales
Fannie Mae	$2,374,040	$2,680,018
Freddie Mac	1,770,976	1,662,010
Private Label	151,936	124,286
FHA	146,507	116,058
SFR - Fixed Rate	27,314	27,314
Total	$4,470,773	$4,609,686
Capitalized mortgage servicing rights decreased $22.6 million, primarily due to amortization and prepayment write-downs totaling $76.9 million exceeding additions from new originations of $54.3 million.
Real estate owned, net increased $89.6 million, primarily from the foreclosure of three structured bridge loans where we took back the underlying collateral as REO assets.
Due from related party decreased $51.6 million, primarily due to funds from loan payoffs being remitted to us by our affiliated servicing operations related to real estate transactions.
Other assets increased $78.2 million, primarily due to additional fundings of unsecured line of credit loans totaling $41.7 million and an increase in deferred interest on modified loans.

Liabilities – Comparison of balances at December 31, 2024 to December 31, 2023:
Credit and repurchase facilities increased $321.7 million, primarily due to refinancing loans from the unwind of CLOs in our Structured Business, substantially offset by loan sales exceeding originations in our Agency Business.
Securitized debt decreased $2.31 billion, primarily due to the unwind of CLO 15 and paydowns on existing securitizations totaling $1.65 billion.
Senior unsecured notes decreased $97.8 million, primarily due to the repayment of our 4.75% and 5.75% notes totaling $200.0 million, partially offset by the issuance of $100.0 million of our 9.00% notes.
Mortgage notes payable - real estate owned increased $30.6 million primarily due to financing placed on two new REO assets.
Due to borrowers decreased $74.1 million, primarily due to the funding of previously unfunded loan commitments in our Structured Business.
Other liabilities decreased $18.5 million, primarily due to a decrease in accrued interest payable as a result of the unwind of CLO 15 and paydowns on remaining securitizations, along with a decrease in deferred tax liabilities.
Equity
See Note 17 for details of our stock transactions, dividends declared and deferred compensation transactions during 2024.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2024
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$22,730,056	2,644	3.9	6.4	96%	4%	4.60%	2.19%	1.27%
Freddie Mac	6,077,020	1,159	3.3	6.8	86%	14%	4.91%	5.78%	3.63%
Private Label	2,605,980	161	3.4	5.5	100%	—	4.15%	—	0.43%
FHA	1,506,948	106	3.6	19.2	100%	—	3.79%	—	—
Bridge	278,494	3	2.0	3.0	85%	15%	6.41%	—	—
SFR - Fixed Rate	271,859	52	2.8	4.4	100%	—	5.47%	9.02%	1.66%
Total	$33,470,357	4,125	3.7	6.9	95%	5%	4.60%	2.61%	1.57%

	December 31, 2023
Fannie Mae	$21,264,578	2,559	3.4	7.4	96%	4%	4.50%	5.09%	0.86%
Freddie Mac	5,181,933	1,148	3.2	8.5	83%	17%	4.72%	7.92%	4.39%
Private Label	2,510,449	160	2.5	6.7	100%	—	4.02%	—	—
FHA	1,359,624	105	3.0	19.2	100%	—	3.52%	—	—
Bridge	379,425	4	1.2	3.2	63%	37%	7.14%	—	—
SFR - Fixed Rate	287,446	59	2.3	5.1	100%	—	5.20%	1.18%	—
Total	$30,983,455	4,035	3.2	8.0	94%	6%	4.49%	4.83%	1.33%
________________________________________
(1)Prepayments reflect loans repaid prior to six months from loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At December 31, 2024 and 2023, delinquent loans totaled $524.5 million and $411.1 million, respectively. At December 31, 2024, there were two loans totaling $4.8 million in bankruptcy and six loans totaling $28.2 million have been foreclosed. At December 31, 2023, there were two loans totaling $4.8 million in bankruptcy and no loans in foreclosure.

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
Comparison of Results of Operations for Years Ended December 31, 2024 and 2023
The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Amount	Percent

Interest income	$1,167,872	$1,331,219	$(163,347)	(12)%
Interest expense	804,615	903,228	(98,613)	(11)%
Net interest income	363,257	427,991	(64,734)	(15)%
Other revenue:
Gain on sales, including fee-based services, net	74,932	72,522	2,410	3%
Mortgage servicing rights	51,272	69,912	(18,640)	(27)%
Servicing revenue, net	125,896	130,449	(4,553)	(3)%
Property operating income	7,226	5,708	1,518	27%
(Loss) gain on derivative instruments, net	(8,543)	6,763	(15,306)	nm
Other income, net	8,083	7,667	416	5%
Total other revenue	258,866	293,021	(34,155)	(12)%
Other expenses:
Employee compensation and benefits	181,694	159,788	21,906	14%
Selling and administrative	54,931	51,260	3,671	7%
Property operating expenses	7,394	5,897	1,497	25%
Depreciation and amortization	9,555	9,743	(188)	(2)%
Provision for loss sharing (net of recoveries)	11,782	15,695	(3,913)	(25)%
Provision for credit losses (net of recoveries)	68,543	73,446	(4,903)	(7)%
Total other expenses	333,899	315,829	18,070	6%
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	288,224	405,183	(116,959)	(29)%
Loss on extinguishment of debt	(412)	(1,561)	1,149	(74)%
Gain on real estate	3,813	—	3,813	nm
Income from equity affiliates	5,772	24,281	(18,509)	(76)%
Provision for income taxes	(13,478)	(27,347)	13,869	(51)%
Net income	283,919	400,556	(116,637)	(29)%
Preferred stock dividends	41,369	41,369	—	—
Net income attributable to noncontrolling interest	19,278	29,122	(9,844)	(34)%
Net income attributable to common stockholders	$223,272	$330,065	$(106,793)	(32)%
________________________________________
nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year ended December 31,
	2024			2023
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,593,718	$1,045,057	8.99%	$13,190,889	$1,208,180	9.16%
Mezzanine	264,241	27,414	10.35%	224,784	23,939	10.65%
Preferred equity investments	117,131	9,082	7.73%	90,960	5,892	6.48%
Other	4,601	481	10.43%	20,635	3,370	16.33%
Core interest-earning assets	11,979,691	1,082,034	9.01%	13,527,268	1,241,381	9.18%
Cash equivalents	624,908	30,729	4.90%	913,382	38,052	4.17%
Total interest-earning assets	$12,604,599	$1,112,763	8.80%	$14,440,650	$1,279,433	8.86%

Structured Business interest-bearing liabilities:

CLO	$5,762,959	$420,137	7.27%	$7,081,594	$496,049	7.00%
Credit and repurchase facilities	2,827,184	235,909	8.32%	3,185,888	251,519	7.89%
Unsecured debt	1,564,112	98,187	6.26%	1,658,986	103,147	6.22%
Q Series securitization	172,965	14,230	8.20%	229,734	17,158	7.47%
Trust preferred	154,336	13,205	8.53%	154,336	12,729	8.25%
Total interest-bearing liabilities	$10,481,556	781,668	7.44%	$12,310,538	880,602	7.15%
Net interest income		$331,095			$398,831
________________________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $166.7 million decrease from our Structured Business. The decline was primarily from a decrease in the average balance of our core interest-earning assets as loan runoff exceeded loan originations, as well as a decrease in the average yield on core interest-earning assets from a rise in non-performing and other non-accrued loans.
The decrease in interest expense was mainly due to a $98.9 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities from loan runoff and note paydowns in our securitizations and senior unsecured notes, partially offset by an increase in the average cost of interest-bearing liabilities, mainly from lower rate debt tranches being paid down from CLO runoff.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 10% increase in the sales margin from 1.48% to 1.63%, partially offset by a 6% decrease in loan sales volume ($279.5 million).
The decrease in income from MSRs was primarily due to a 15% decrease in loan commitment volume ($763.2 million) and a 14% decrease in the MSR rate from 1.34% to 1.15%. The decrease in the MSR rate was primarily due to a higher percentage of Freddie Mac loan commitments, which contain lower servicing fees.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and lower prepayment fees, partially offset by an increase in servicing fees due to growth in our servicing portfolio.

Other Income (Loss)
The (loss) gain on derivative instruments in both 2024 and 2023 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to increases in incentive compensation and commissions from higher bonus allocation targets and annual merit increases.
The increase in selling and administrative expenses was primarily due to increases in professional and legal costs.
The decreases in our CECL provisions were primarily due to a decrease in general reserves as a result of a decline in the structured portfolio as well as general improvements in the forecasted outlook for commercial real estate, as compared to 2023.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2024 and 2023 represents deferred financing fees recognized in connection with the unwind of CLOs.
Gain on Real Estate
In 2024, we recorded a $3.8 million gain on real estate from the sale of an REO asset for $14.2 million.
Income from Equity Affiliates
Income from equity affiliates in 2024 primarily reflects $9.0 million in distributions received from our Lexford joint venture, partially offset by losses totaling $3.5 million from our investments in AMAC III and a residential mortgage banking business. Income in 2023 primarily reflects $14.5 million received from equity participation interests on properties that were sold and $12.2 million in distributions received from our Lexford joint venture.
Provision for Income Taxes
In 2024, we recorded a tax provision of $13.5 million, which consisted of a current tax provision of $25.1 million and a deferred tax benefit of $11.6 million. In 2023, we recorded a tax provision of $27.3 million, which consisted of a current tax provision of $34.7 million and a deferred tax benefit of $7.3 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding operating partnership units (“OP Units”) issued as part of the 2016 acquisition of ACM’s agency platform (the “Acquisition”). There were 16,293,589 OP Units outstanding at both December 31, 2024 and 2023, which represented 7.9% and 8.0% of our outstanding stock at December 31, 2024 and 2023, respectively.
Comparison of Results of Operations for Years Ended December 31, 2023 and 2022
For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.
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

The ongoing adverse economic and market conditions, including inflation, high interest rate environment, bank failures and geopolitical uncertainty, has caused significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. These conditions have created, and may continue to create, further dislocations in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.
As described in Note 11, certain of our repurchase facilities include margin call provisions associated with changes in interest spreads which are designed to limit the lenders credit exposure. If we experience significant decreases in the value of the properties serving as collateral under these repurchase agreements, which is set by the lenders based on current market conditions, the lenders have the right to require us to repay all, or a portion, of the funds advanced, or provide additional collateral. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms.
We had $9.54 billion in total structured debt outstanding at December 31, 2024. Of this total, $6.32 billion, or 67%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $3.22 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At December 31, 2024, we had $1.42 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
As of February 19, 2025, we had approximately $435 million in cash and liquidity. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $33.47 billion agency servicing portfolio at December 31, 2024, which is mostly prepayment protected and generates approximately $126.5 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $461.5 million during 2024 and consisted primarily of net income of $283.9 million, as well as certain other non-cash net income adjustments, partially offset by net cash outflows of $108.6 million as a result of loan originations exceeding loan sales in our Agency Business.
Cash flows provided by investing activities totaled $1.15 billion during 2024. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan payoffs and paydowns from our Structured Business totaling $2.78 billion, net of originations of $1.60 billion, resulted in net cash inflows of $1.18 billion.
Cash flows used in financing activities totaled $2.49 billion during 2024 and consisted primarily of $2.32 billion of payoffs and paydowns of securitized debt, $394.8 million of distributions to our stockholders and OP Unit holders and $100.0 million from senior unsecured notes activity, partially offset by net cash inflows of $325.4 million from debt facility activities (financed loan originations were greater than facility paydowns).
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at December 31, 2024. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 15 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities (in thousands):

	December 31, 2024
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$7,266,316	$3,145,485	$4,120,831	2025 - 2027
Securitized debt (3)	4,632,015	4,632,015	—	2025 - 2027
Senior unsecured notes	1,245,000	1,245,000	—	2026 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Mortgage notes payable - real estate owned	74,897	74,897	—	2025
Structured Business total	13,660,064	9,539,233	4,120,831

Agency Business
Credit and repurchase facilities (4)	1,800,328	422,876	1,377,452	2025
Consolidated total	$15,460,392	$9,962,109	$5,498,283
________________________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 15 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at December 31, 2024.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
December 31, 2024	$3,412,416	$3,607,907	$3,793,231
September 30, 2024	3,082,185	3,264,033	3,299,414
June 30, 2024	3,078,714	3,167,067	3,280,998
March 31, 2024	3,010,216	2,921,206	3,132,279

December 31, 2023	3,274,139	3,242,938	3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760

December 31, 2022	4,441,774	3,856,009	4,403,368
September 30, 2022	4,534,744	4,642,911	4,642,911
June 30, 2022	4,581,226	4,561,393	4,926,070
March 31, 2022	4,224,503	4,315,388	4,842,785
Our debt facilities, including their restrictive covenants, are described in Note 11.
Off-Balance-Sheet Arrangements. At December 31, 2024, we had no off-balance-sheet arrangements.
Inflation. The Federal Reserve lowered the federal funds rate three times during 2024 for a total reduction of 100 basis points, which marks the first rate cuts since 2020, and it is possible that rates will continue to decline during 2025. Although rates have started to decline, we currently remain in a high interest rate environment which could remain higher for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations. These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which has impacted, and may continue to impact, our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. If these rate reductions continue, this would likely lead to immediate decreases in net interest income on our floating rate loan book and reduce earnings on our cash and escrow balances. However, if a prolonged rate cut occurs, this could lead to increases in our loan origination business and improved credit, resulting in decreases in delinquencies and potential future losses.
Additionally, over the last several months the five and ten-year interest rates have increased substantially with the ten-year rate moving from a low of 3.60% in September 2024 to a high of 4.80% in January 2025 and the forward yield curve is predicting the ten-year rate will remain above 4.50% for the balance of 2025. The short term rate curve is expected to continue to decrease in 2025, but only by a nominal additional 25 basis points. This current interest rate environment is creating increased headwinds for commercial real estate and is likely to result in decreased origination volumes, especially in our GSE/Agency business in 2025, which is a highly profitable segment of our overall business. This rate environment will also affect the ability for borrowers to refinance their balance sheet loans with fixed rate agency product, which could increase our delinquencies and defaults and reduce available liquidity. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a material adverse effect on our future results of operations, financial condition, liquidity and our ability to make distributions to our stockholders.
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
A summary of our significant accounting policies is presented in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. The accounting estimates requiring complex judgment that we consider to be most critical to an investor’s understanding of our financial results and condition are included in our allowance for credit losses accounting policy. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022

Net income attributable to common stockholders	$223,272	$330,065	$284,829
Adjustments:
Net income attributable to noncontrolling interest	19,278	29,122	28,044
Income from mortgage servicing rights	(51,272)	(69,912)	(69,346)
Deferred tax benefit	(11,613)	(7,349)	(1,741)
Amortization and write-offs of MSRs	76,922	77,829	104,378
Depreciation and amortization	12,040	16,425	11,069
Loss on extinguishment of debt	412	1,561	4,933
Provision for credit losses, net	65,537	68,642	25,077
(Gain) loss on derivative instruments, net	9,212	(8,844)	3,480
Stock-based compensation	14,232	14,940	14,973
Distributable earnings (1)	$358,020	$452,479	$405,696

Diluted weighted average shares outstanding - GAAP (1)	205,526,610	218,843,613	199,112,630
Less: Convertible notes dilution (2)	—	(17,294,392)	(16,888,226)
Diluted weighted average shares outstanding - distributable earnings (1)	205,526,610	201,549,221	182,224,404

Diluted distributable earnings per share (1)	$1.74	$2.25	$2.23
________________________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. No adjustment was necessary for the year ended December 31, 2024, as their effect was anti-dilutive and not reflected in the GAAP diluted weighted average shares outstanding.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,304,956	$46,072	$(44,701)	$(87,126)
Interest expense from debt obligations	(9,539,233)	40,245	(40,198)	(80,377)
Impact to net interest income from loans and investments		$5,827	$(4,503)	$(6,749)
Interest income from cash, restricted cash and escrow balances (2)	$2,074,405	10,372	(10,372)	(20,744)
Total impact from hypothetical changes in interest rates		$16,199	$(14,875)	$(27,493)
________________________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at December 31, 2024.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 4.1%, or approximately $85.0 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at December 31, 2024 would have resulted in a gain of $1.2 million and $2.1 million, respectively, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $0.7 million and $1.7 million, respectively.

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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $15.2 million at December 31, 2024, while a 100 basis point decrease would increase the fair value by $16.0 million.

Item 8. Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses

Description of the Matter	The Company’s allowance for credit losses (“ACL”) for the structured loan portfolio was $239.0 million as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, for structured loans with similar risk characteristics, management estimated the ACL using a third-party probability of default and loss-given default model (the “general reserve”). The model used loss factors that were developed from the historical loss experience of loans with similar credit and default history, individual characteristics of loans currently in the portfolio, and a reasonable and supportable economic forecast to estimate expected losses over the life of the loans. For structured loans that were considered collateral-dependent or where it was determined that foreclosure was probable, management estimated the ACL on an individual basis by comparing the estimated fair value of the collateral as of the reporting date to the net carrying value of the loan (the “specific reserve”). The fair value of the collateral was estimated using internally-developed cash flow models or third-party appraisals.

Auditing management’s allowance for credit losses for the structured loan portfolio involved a high degree of subjectivity and was especially challenging due to the complexity of the statistical methods used to estimate the general reserve and the significant judgments required to estimate the fair value of collateral for loans that were individually evaluated for a specific reserve, which were sensitive to the use of certain market-based assumptions, including capitalization rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure the allowance for credit losses for the structured loan portfolio. For example, we tested controls over the inputs into and operation and monitoring of the ACL model, the methodology and assumptions used to update collateral values and measure expected credit losses on individually evaluated loans, and management review controls over key judgments used in the evaluation of ACL model results and the estimate of collateral values for individually evaluated loans. Our test of controls included observation of and inspection of the related documentation for certain key meetings of the Company’s CECL working group, where key judgments on current and forward-looking macroeconomic conditions, internal and external factors, and uncertainty as it relates to economic, model, or credit risks, were discussed and effectively challenged.

Our procedures over the general reserve included, among others, the involvement of EY specialists to assist us with evaluating the ACL model’s methodology, conceptual soundness, and model performance. We performed procedures to test the completeness and accuracy of data used in the model, evaluating the economic forecast selected by management, and evaluating the reasonableness of model results. Our procedures over the specific reserve included, among others, the testing of the completeness and accuracy of data inputs, the clerical accuracy of cash-flow models, and the involvement of EY valuation specialists to assist us with auditing management’s estimate of the fair value of collateral for a sample of loans, including testing certain key assumptions such as capitalization rates. As part of our overall evaluation of the Company’s determination of the ACL and our search for contrary evidence, we compared the current ACL to historical loss levels and evaluated subsequent events.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
New York, New York
February 21, 2025

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	December 31,
	2024	2023

Assets:
Cash and cash equivalents	$503,803	$928,974
Restricted cash	156,376	608,233
Loans and investments, net (allowance for credit losses of $238,967 and $195,664)	11,033,997	12,377,806
Loans held-for-sale, net	435,759	551,707
Capitalized mortgage servicing rights, net	368,678	391,254
Securities held-to-maturity, net (allowance for credit losses of $10,846 and $6,256)	157,154	155,279
Investments in equity affiliates	76,312	79,303
Real estate owned, net	176,543	86,991
Due from related party	12,792	64,421
Goodwill and other intangible assets	88,119	91,378
Other assets	481,448	403,290
Total assets	$13,490,981	$15,738,636

Liabilities and Equity:
Credit and repurchase facilities	$3,559,490	$3,237,827
Securitized debt	4,622,489	6,935,010
Senior unsecured notes	1,236,147	1,333,968
Convertible senior unsecured notes	285,853	283,118
Junior subordinated notes to subsidiary trust issuing preferred securities	144,686	143,896
Mortgage notes payable - real estate owned	74,897	44,339
Due to related party	4,474	13,799
Due to borrowers	47,627	121,707
Allowance for loss-sharing obligations	83,150	71,634
Other liabilities	280,198	298,733
Total liabilities	10,339,011	12,484,031

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,684	633,684
Special voting preferred - 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 189,259,435 and 188,505,264 shares issued and outstanding	1,893	1,885
Additional paid-in capital	2,375,469	2,367,188
Retained earnings	13,039	115,216
Total Arbor Realty Trust, Inc. stockholders’ equity	3,024,085	3,117,973
Noncontrolling interest	127,885	136,632
Total equity	3,151,970	3,254,605
Total liabilities and equity	$13,490,981	$15,738,636
________________________________________
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At December 31, 2024 and 2023, assets of our consolidated VIEs totaled $6,124,925 and $8,614,571, respectively, and the liabilities of our consolidated VIEs totaled $4,637,744 and $6,967,877, respectively. See Note 16 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income	$1,167,872	$1,331,219	$948,401
Interest expense	804,615	903,228	557,617
Net interest income	363,257	427,991	390,784
Other revenue:
Gain on sales, including fee-based services, net	74,932	72,522	55,816
Mortgage servicing rights	51,272	69,912	69,346
Servicing revenue, net	125,896	130,449	92,192
Property operating income	7,226	5,708	1,877
(Loss) gain on derivative instruments, net	(8,543)	6,763	26,609
Other income (loss), net	8,083	7,667	(17,563)
Total other revenue	258,866	293,021	228,277
Other expenses:
Employee compensation and benefits	181,694	159,788	161,825
Selling and administrative	54,931	51,260	53,990
Property operating expenses	7,394	5,897	2,136
Depreciation and amortization	9,555	9,743	8,732
Provision for loss sharing (net of recoveries)	11,782	15,695	1,862
Provision for credit losses (net of recoveries)	68,543	73,446	21,169
Litigation settlement	—	—	7,350
Total other expenses	333,899	315,829	257,064
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	288,224	405,183	361,997
Loss on extinguishment of debt	(412)	(1,561)	(4,933)
Gain on real estate	3,813	—	—
Income from equity affiliates	5,772	24,281	14,247
Provision for income taxes	(13,478)	(27,347)	(17,484)
Net income	283,919	400,556	353,827
Preferred stock dividends	41,369	41,369	40,954
Net income attributable to noncontrolling interest	19,278	29,122	28,044
Net income attributable to common stockholders	$223,272	$330,065	$284,829

Basic earnings per common share	$1.18	$1.79	$1.72
Diluted earnings per common share	$1.18	$1.75	$1.67

Weighted average shares outstanding:
Basic	188,701,149	184,641,642	165,355,167
Diluted	205,526,610	218,843,613	199,112,630
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid‑in Capital	Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2021	39,325,095	$556,163	151,362,181	$1,514	$1,797,913	$62,532	$2,418,122	$131,862	$2,549,984
Cumulative - effect adjustment (1)	—	—	—	—	(8,684)	5,612	(3,072)	625	(2,447)
Balance - January 1, 2022 (adjusted for adoption of ASU 2020-06)	39,325,095	556,163	151,362,181	1,514	1,789,229	68,144	2,415,050	132,487	2,547,537
Issuance - common stock	—	—	26,335,788	263	408,472	—	408,735	—	408,735
Issuance - Series F preferred stock	3,292,000	77,522	—	—	—	—	77,522	—	77,522
Stock-based compensation, net	—	—	532,553	5	6,780	—	6,785	—	6,785
Distributions - common stock	—	—	—	—	—	(255,913)	(255,913)	—	(255,913)
Distributions - preferred stock	—	—	—	—	—	(40,965)	(40,965)	—	(40,965)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(25,103)	(25,103)
Redemption - OP Units	(31,506)	(1)	—	—	—	—	(1)	(545)	(546)
Net income	—	—	—	—	—	325,783	325,783	28,044	353,827
Balance — December 31, 2022	42,585,589	633,684	178,230,522	1,782	2,204,481	97,049	2,936,996	134,883	3,071,879
Issuance - common stock	—	—	13,113,296	131	193,530	—	193,661	—	193,661
Repurchase - common stock	—	—	(3,545,604)	(35)	(37,396)	—	(37,431)	—	(37,431)
Stock-based compensation, net	—	—	707,050	7	6,573	—	6,580	—	6,580
Distributions - common stock	—	—	—	—	—	(311,884)	(311,884)	—	(311,884)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(27,373)	(27,373)
Net income	—	—	—	—	—	371,434	371,434	29,122	400,556
Balance — December 31, 2023	42,585,589	633,684	188,505,264	1,885	2,367,188	115,216	3,117,973	136,632	3,254,605
Issuance - common stock	—	—	661,708	7	10,023	—	10,030	—	10,030
Repurchase - common stock	—	—	(935,739)	(9)	(11,399)	—	(11,408)	—	(11,408)
Stock-based compensation, net	—	—	1,028,202	10	9,657	—	9,667	—	9,667
Distributions - common stock	—	—	—	—	—	(325,435)	(325,435)	—	(325,435)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(28,025)	(28,025)
Net income	—	—	—	—	—	264,641	264,641	19,278	283,919
Balance — December 31, 2024	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
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
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$283,919	$400,556	$353,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,555	9,743	8,732
Stock-based compensation	14,232	14,940	14,973
Amortization and accretion of interest and fees, net	(705)	(3,612)	(13,547)
Amortization of capitalized mortgage servicing rights	68,422	63,093	59,876
Originations of loans held-for-sale	(4,501,081)	(5,074,445)	(4,788,202)
Proceeds from sales of loans held-for-sale, net of gain on sale	4,609,686	4,878,021	5,438,623
Mortgage servicing rights	(51,272)	(69,912)	(69,346)
Write-off of capitalized mortgage servicing rights from payoffs	8,500	14,736	44,502
Provision for loss sharing (net of recoveries)	11,782	15,695	1,862
Provision for credit losses (net of recoveries)	68,543	73,446	21,169
Net (charge-offs) recoveries for loss sharing obligations	(266)	(1,229)	(758)
Deferred tax benefit	(11,613)	(7,349)	(1,741)
Income from equity affiliates	(5,772)	(24,281)	(14,247)
Distributions from operations of equity affiliates	17,131	27,542	16,594
Loss on extinguishment of debt	412	1,561	4,933
Payoffs and paydowns of loans held-for-sale	5,487	987	58,751
Change in fair value of held-for-sale loans	(609)	(2,536)	15,703
Loss (gain) on derivative instruments, net	8,543	(6,763)	(26,609)
Loss on sale of loans	—	—	11,180
Litigation settlement	—	—	7,350
Gain on real estate	(3,813)	—	—
Changes in operating assets and liabilities	(69,564)	(74,336)	(43,976)
Net cash provided by operating activities	461,517	235,857	1,099,649

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,600,461)	(1,362,171)	(5,955,061)
Payoffs and paydowns of loans and investments	2,781,658	3,359,810	3,423,498
Deferred fees	25,792	21,299	57,098
Proceeds from sale of real estate, net	14,103	—	—
Contributions to equity affiliates	(19,593)	(18,986)	(17,809)
Distributions from equity affiliates	11,224	15,552	26,008
Payoffs and paydowns of securities held-to-maturity	483	4,626	19,030
Investments in real estate, net	(3,471)	—	—
Due to borrowers and reserves	(57,966)	(141,152)	(239,626)
Proceeds from sale of loans and investments	—	—	397,338
Purchase of securities held-to-maturity, net	—	—	(27,598)
Net cash provided by (used in) investing activities	1,151,769	1,878,978	(2,317,122)

Financing activities:
Proceeds from credit and repurchase facilities	9,350,727	9,148,451	11,536,220
Payoffs and paydowns of credit and repurchase facilities	(9,025,305)	(9,747,252)	(12,153,215)
Proceeds from mortgage note payable - REO	39,547	—	—
Payoffs and paydowns of mortgage notes payable - REO	(8,989)	—	—
Proceeds from issuance of securitized debt	—	—	2,762,502
Payoffs and paydowns of securitized debt	(2,324,269)	(929,782)	(801,141)
Proceeds from issuance of common stock	10,030	193,661	408,735
Proceeds from issuance of preferred stock	—	—	77,522
Proceeds from issuance of senior unsecured notes	100,000	95,000	437,500
Payoffs and paydowns of senior unsecured notes	(200,000)	(149,600)	(312,920)
Redemption of OP Units	—	—	(546)
Payments of withholding taxes on net settlement of vested stock	(4,565)	(8,360)	(8,188)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

Repurchase of common stock	(11,408)	(37,431)	—
Distributions to stockholders and non-controlling interest	(394,843)	(380,640)	(321,739)
Payment of deferred financing costs	(21,239)	(9,840)	(50,362)
Net cash (used in) provided by financing activities	(2,490,314)	(1,825,793)	1,574,368
Net (decrease) increase in cash, cash equivalents and restricted cash	(877,028)	289,042	356,895
Cash, cash equivalents and restricted cash at beginning of period	1,537,207	1,248,165	891,270
Cash, cash equivalents and restricted cash at end of period	$660,179	$1,537,207	$1,248,165
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$928,974	$534,357	$404,580
Restricted cash at beginning of period	608,233	713,808	486,690
Cash, cash equivalents and restricted cash at beginning of period	$1,537,207	$1,248,165	$891,270

Cash and cash equivalents at end of period	$503,803	$928,974	$534,357
Restricted cash at end of period	156,376	608,233	713,808
Cash, cash equivalents and restricted cash at end of period	$660,179	$1,537,207	$1,248,165

Supplemental cash flow information:
Cash used to pay interest	$782,047	$861,141	$486,826
Cash used to pay taxes	28,813	30,129	27,560

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	278,330	—	—
Settlement of loans and investments, net of real estate	(279,480)	—	—
Derecognition of real estate owned	177,146	—	—
Loan funded in conjunction with real estate sold	(182,485)	—	—
Distributions accrued on preferred stock	7,010	7,010	7,010
Investment in real estate, net	—	39,400	31,200
Cumulative - effect adjustment (adoption of convertible debt standard)	—	—	2,447
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender nationally, a Freddie Mac Optigo® Conventional Loan and SBL lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
Substantially all of our operations are conducted through our operating partnership, ARLP, for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through TRS entities, which are part of our TRS Consolidated Group and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.
Principles of Consolidation
The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we have a controlling interest, including variable interest entities (“VIEs”) of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 16. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, a currently high interest rate environment, bank failures, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at December 31, 2024 inherently less certain.

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
At the time of purchase, we designate a debt security as available-for-sale, held-to-maturity, or trading depending on our ability and intent for the security. Securities available-for-sale, which is included as a component of other assets in the consolidated balance sheets, is reported at fair value with the fluctuations in fair value recognized through earnings. We do not intend to sell our held-to-maturity securities and it is not likely we will be required to sell the investments before their maturity, therefore, we carry our held-to-maturity securities at cost, net of any unamortized premiums or discounts, which are amortized or accreted over the life of the securities, and net of allowance for credit losses.
Allowance for Credit Losses. We estimate allowances for credit losses on our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and our held-to-maturity debt securities under CECL based on current expected credit losses for the life of the loan and investment. Our estimation of credit losses utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future. We have licensed a third party model to assist with the measurement of expected credit losses, which utilizes historical loss experience on similar loans. The loss factors are determined through the generation of probability of defaults and loss given defaults for similar loans with similar credit (the "general reserve"). These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the general reserve. Changes in such estimates can significantly affect our expected credit losses. We have a CECL working group consisting of members of accounting, asset management, credit risk management and capital markets that is responsible for, among other things, regularly reviewing the CECL methodology, including the adequacy of allowance levels, and ensuring that it is designed and applied in accordance with GAAP.

Our method for calculating the estimate of expected credit loss considers historical experience, current conditions, and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on our assessment of the most likely scenario of assumptions and plausible outcomes for the macroeconomic environment, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect our loss experience. The macroeconomic factors that have a significant influence on our estimate of expected credit losses include price indices for commercial real estate, unemployment rates, and interest rates. We are currently using a one year reasonable and supportable forecast period that we regularly evaluate to determine if a change is needed.
Beyond our reasonable and supportable forecast period, we generally revert to historical loss information over the remaining loan/asset period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. We may adjust historical loss information for differences in risk that may not reflect the characteristics of our current portfolio, including, but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. We generally expect to use an average historical loss for reversion, utilizing a straight-line method for the remaining life of the investments.
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
To the extent possible, we estimate our general reserve using a pooling approach for homogeneous assets with similar risk characteristics with the goal of enhancing the precision of their estimate. If particular assets no longer display risk characteristics that are similar to those of the pool, we may decide to revise our pools or perform an individual assessment of expected credit losses. Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans. For collateral dependent loans, we use the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
practical expedient under CECL which allows us to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan (the "specific reserve"). When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, we measure expected losses using the fair value of the collateral as of the reporting date.
During the loan review process, if we determine that it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of a loan because the borrower is experiencing financial difficulty, or where foreclosure is probable, we evaluate whether that loan is impaired and a specific reserve is required. We consider the capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We may also obtain a third party appraisal, which may value the collateral through an “as-is” or “stabilized value” methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. If, upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, we record a specific reserve for credit losses with a corresponding charge to the provision for credit losses and remove the impaired loan from the general reserve CECL analysis described above.
In order to improve long-term collectibility efforts, we may agree to amend or modify loans to certain borrowers experiencing financial difficulty based on specific facts and circumstances in order to avoid foreclosure and repossession of the underlying collateral. The loan modifications to borrowers experiencing financial difficulty may include a delay in payments, including payment deferrals, term extensions, principal forgiveness and interest rate reductions, or a combination thereof. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current. The allowance for credit losses on loan modifications is measured using the same method as all other loans held for investment.
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
We record a charge-off on a restructured loan when we grant a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. In addition, a gain or loss may be recorded upon the sale of a loan to a third party in the consolidated statements of income in the period in which the loan was sold.
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
We evaluate the allowance for loss-sharing obligations by monitoring the performance of each loss-sharing loan for events or conditions that may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve by transferring the guarantee obligation recorded on the loan to the specific reserve with any adjustments to this reserve amount recorded in provision for loss sharing in the statements of income. The amount of the allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. We regularly monitor the specific reserves and update loss estimates as current information is received.
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
Key rates: We used discount rates ranging from 8% to 14%, representing a weighted average discount rate of 12%, based on our best estimate of market discount rates to determine the present value of MSRs.
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
Goodwill and Other Intangible Assets. We typically use independent third party valuation specialists to assist us in estimating the fair value of intangible assets and in assigning their estimated useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions we deem reasonable.
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
Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2024, there were no indicators that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2024.
Real Estate Owned and Held-For-Sale. Real estate acquired is recorded at its estimated fair value, less costs to sell if classified as held for sale, at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are capitalized.
We allocate our real estate acquisitions to land, building, tenant improvements, origination asset of the in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities based on their relative fair values. We amortize the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on our consolidated statements of income. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We recognize sales of real estate properties, including the respective gains and losses, upon closing, when control of the asset transfers to the buyer, when it is probable that we will collect substantially all of the agreed upon consideration, and we are not obligated to perform significant activities after the sale.
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

Revenue Recognition. Interest income is recognized on the accrual basis as it is earned. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee, an exit fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current. Income recognition is suspended and all accrued interest to date is reversed for loans when, in our opinion, a full recovery of all contractual principal and/or interest is not probable. Income recognition is resumed when the loan becomes contractually current, and performance is resumed. We record interest income on certain impaired loans to the extent cash is received, as the borrower continues to make interest payments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Several of our loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the asset, as well as the strength and guarantee of the sponsors. If we cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We classify loans as non-accrual and recognize income only to the extent cash is received on: (1) all loans that exceed 60 days past due (otherwise referred to as non-performing loans); and (2) loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all principal and interest. When a loan is placed on non-accrual status, all accrued interest to date is reversed and full income recognition resumes when the loan becomes contractually current and performance has recommenced.
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
Income Taxes. We organize and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain REIT income may be subject to state and local income taxes.
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
Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources.	Fiscal year 2024, with early adoption permitted	The adoption of this guidance did not have a material impact on our consolidated financial statements and we have included the required enhanced disclosures within Note 21.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance focuses on disclosures around effective tax rates and cash income taxes paid and to improve the usefulness of income tax disclosures for investors. This guidance requires public entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages and to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more. This guidance also makes changes to annual disclosures of income taxes paid for all entities by requiring entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.	First quarter of 2025, with early adoption permitted	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. We are not early adopting and will add the necessary disclosures upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures of expenses in the income statement by breaking down expenses into specific categories, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization, and presenting them in a clear, tabular format.	Fiscal year 2026, with early adoption permitted	We are currently assessing the impact this guidance will have on our consolidated financial statements and will make all necessary additional disclosure requirements once adopted.
Other Recently Issued Accounting Pronouncements
In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards, effective in the first quarter of 2025. We currently do not have any transactions that fall under the scope of this ASU; therefore, the adoption is not expected to have an impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	December 31, 2024	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$10,893,106	96%	688	6.89%	11.6	0%	80%
Mezzanine loans	255,556	2%	58	7.52%	51.8	51%	82%
Preferred equity investments	148,845	1%	27	6.42%	53.9	62%	79%
Construction - multifamily	4,367	<1%	2	9.97%	20.8	0%	42%
SFR permanent loans	3,082	<1%	1	9.36%	10.3	0%	40%
Total UPB	11,304,956	100%	776	6.90%	13.1	2%	80%
Allowance for credit losses	(238,967)
Unearned revenue	(31,992)
Loans and investments, net (6)	$11,033,997

	December 31, 2023
Bridge loans (5)	$12,273,244	97%	679	8.45%	12.0	0%	78%
Mezzanine loans	248,457	2%	49	8.41%	56.6	48%	80%
Preferred equity investments	85,741	1%	17	3.95%	60.3	53%	82%
SFR permanent loans	7,564	<1%	2	9.84%	13.9	0%	56%
Total UPB	12,615,006	100%	747	8.42%	13.2	1%	78%
Allowance for credit losses	(195,664)
Unearned revenue	(41,536)
Loans and investments, net (6)	$12,377,806
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at December 31, 2024 and 2023 was 22.7 and 29.4, respectively.
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
(5)At December 31, 2024 and 2023, bridge loans included 423 and 354, respectively, of SFR loans with a total gross loan commitment of $4.18 billion and $2.86 billion, respectively, of which $1.99 billion and $1.32 billion, respectively, was funded.
(6)Excludes exit fee receivables of $46.6 million and $38.5 million at December 31, 2024 and 2023, respectively, which is included in other assets on the consolidated balance sheets.
Concentration of Credit Risk
We are subject to concentration risk in that, at December 31, 2024, the UPB related to 83 loans with five different borrowers represented 10% of total assets. At December 31, 2023, the UPB related to 31 loans with five different borrowers represented 11% of total assets. During both 2024 and 2023, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 19 for details on our concentration of related party loans and investments.
We assign a credit risk rating of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, with a pass rating being the lowest risk and a doubtful rating being the highest risk. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, payment status in accordance with current contractual terms,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and funded cash reserves. Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. All portfolio assets are subject to, at a minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed, however, we maintain a higher level of scrutiny and focus on loans that we consider “high risk” and that possess deteriorating credit quality.
Generally speaking, given our typical loan profile, risk ratings of pass, pass/watch and special mention suggest that we expect the loan to make both principal and interest payments according to the contractual terms of the current loan agreement or based on our current assessment of the collateral value of the property or financial strength of the guarantors. A risk rating of substandard indicates we have observed weaknesses in one or more of the loan's credit quality factors and we anticipate the loan may require a modification of some kind to avoid a loss of interest and/or principal. A risk rating of doubtful indicates we expect the loan to underperform over its term, there could be loss of interest and/or principal, and we may need to take action to protect our investment including foreclosing on the underlying collateral. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as financial strength of guarantors, market strength, asset quality, or a borrower's ability to perform under modified loan terms may result in a rating that is higher or lower than might be indicated by any risk rating matrix.
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2024, and charge-offs recorded during 2024 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2024	2023	2022	2021	2020	Prior
Multifamily:
Pass	$308,228	$41,713	$69,000	$10,205	$2,010	$24,823	$455,979
Pass/Watch	357,724	308,353	1,012,593	462,709	119,860	113,100	2,374,339
Special Mention	79,618	31,344	2,340,782	2,958,064	—	94,529	5,504,337
Substandard	—	658	159,100	206,277	—	21,700	387,735
Doubtful	12,460	—	193,850	159,379	14,800	9,765	390,254
Total Multifamily	$758,030	$382,068	$3,775,325	$3,796,634	$136,670	$263,917	$9,112,644	2%	83%
Single-Family Rental:	Percentage of portfolio						81%
Pass	$246,234	$32,875	$10,683	$—	$—	$—	$289,792
Pass/Watch	422,063	410,419	356,567	94,503	41,848	—	1,325,400
Special Mention	—	31,043	139,125	107,155	87,967	—	365,290
Doubtful	5,704	10,786	—	—	—	—	16,490
Total Single-Family Rental	$674,001	$485,123	$506,375	$201,658	$129,815	$—	$1,996,972	0%	61%
Land:	Percentage of portfolio						18%
Pass	$7,282	$—	$—	$—	$—	$—	$7,282
Special Mention	—	—	—	—	3,500	—	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$7,282	$—	$—	$—	$3,500	$127,928	$138,710	0%	96%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$—	$35,410	$—	$35,410
Total Office	$—	$—	$—	$—	$35,410	$—	$35,410	0%	94%
Retail:	Percentage of portfolio						<1%
Substandard	$—	$—	$—	$—	$—	$19,520	$19,520
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$1,439,313	$867,191	$4,281,700	$3,998,292	$305,395	$413,065	$11,304,956	2%	80%

Charge-offs	$464	$—	$4,077	$7,668	$—	$—	$12,209

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
Geographic Concentration Risk
At December 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2023, underlying properties in Texas and Florida represented 24% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31, 2024
	Multifamily	Land	Retail	Commercial	Single-Family Rental	Office	Other	Total
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$3,293	$1,700	$1,624	$142	$—	$195,664
Provision for credit losses (net of recoveries)	49,501	72	—	—	5,900	39	—	55,512
Charge-offs (1)	(12,209)	—	—	—	—	—	—	(12,209)
Ending balance	$148,139	$78,130	$3,293	$1,700	$7,524	$181	$—	$238,967

	Year Ended December 31, 2023
Allowance for credit losses:
Beginning balance	$37,961	$78,068	$5,819	$1,700	$780	$8,162	$69	$132,559
Provision for credit losses (net of recoveries)	72,886	(10)	(2,526)	—	844	(2,320)	(69)	68,805
Charge-offs	—	—	—	—	—	(5,700)	—	(5,700)
Ending balance	$110,847	$78,058	$3,293	$1,700	$1,624	$142	$—	$195,664

	Year Ended December 31, 2022
Allowance for credit losses:
Beginning balance	$18,707	$77,970	$5,819	$1,700	$319	$8,073	$653	$113,241
Provision for credit losses (net of recoveries)	19,254	98	—	—	461	89	(584)	19,318
Ending balance	$37,961	$78,068	$5,819	$1,700	$780	$8,162	$69	$132,559
________________________
(1)Includes $8.4 million of specific reserves on two multifamily bridge loans that we foreclosed on and took back the underlying collateral as REO assets at fair value.
During 2024, we recorded a $55.5 million provision for credit losses, net of recoveries, on our structured portfolio. The additional provision for credit losses was primarily attributable to specifically impaired multifamily loans and the impact from the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our CECL allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At December 31, 2024 and 2023, we had outstanding unfunded commitments of $2.20 billion and $1.31 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent business.
At December 31, 2024 and 2023, accrued interest receivable related to our loans totaling $154.4 million and $124.2 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets.
All of our structured loans and investments are secured by real estate assets or by interests in real estate assets, and, as such, the measurement of credit losses may be based on the difference between the fair value of the underlying collateral and the carrying value of the assets as of the period end. A summary of our specific reserve loans considered impaired by asset class is as follows ($ in thousands):

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$456,261	$444,400	$60,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$611,696	$589,036	$143,749	0%	99%

	December 31, 2023
Multifamily	$272,493	$260,291	$37,750	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,521	15,037	3,292	0%	88%
Commercial	1,700	1,700	1,700	0%	100%
Total	$427,929	$404,896	$120,611	0%	99%
________________________________________
(1)Represents the UPB of twenty-seven and nineteen impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2024 and 2023, respectively.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At December 31, 2024, twenty-six loans with an aggregate net carrying value of $598.9 million, net of related loan loss reserves of $23.8 million, were classified as non-performing and, at December 31, 2023, sixteen loans with a total net carrying value of $235.6 million, net of related loan loss reserves of $27.1 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	December 31, 2024		December 31, 2023
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$649,227	$620,072	$271,532	$260,129
Commercial	1,700	1,700	1,700	1,700
Retail	920	910	920	910
Total	$651,847	$622,682	$274,152	$262,739

At both December 31, 2024 and 2023, we had no loans contractually past due greater than 60 days that are still accruing interest.
Other Non-accrual Loans
In this challenging economic environment, we began experiencing late and partial payments on certain loans in our structured portfolio. Beginning in the fourth quarter of 2023, for loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all principal and interest, we classify those loans as non-accrual and recognize interest income only when cash is received. The table below is a summary of those loans that are 60 days past due or less that we have classified as non-accrual, and changes to those loans for the period presented (in thousands).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year ended December 31, 2024
Beginning balance (twenty-four multifamily bridge loans)	$956,917
Loans that progressed to greater than 60 days past due	(676,881)
Loans modified or paid off (1)	(1,103,676)
Additional loans that are now less than 60 days past due experiencing late and partial payments	991,068
Ending balance (nine multifamily bridge loans)	$167,428
________________________
(1)The modifications included bringing the loans current by paying past due interest owed (see Loan Modifications section below).
There were no other non-accrual loans that were 60 days or less past due at December 31, 2024.
During the year ended December 31, 2024 and 2023, we recorded $23.2 million and $92.5 million, respectively, of interest income on non-performing and other non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at December 31, 2024, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 10.05%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both December 31, 2024 and 2023, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
Loan Modifications

We may agree to amend or modify loans to certain borrowers experiencing financial difficulty based on specific facts and circumstances in order to improve long-term collectability efforts and avoid foreclosure and repossession of the underlying collateral. The loan modifications to borrowers experiencing financial difficulty may include a delay in payments, including payment deferrals, term extensions, principal forgiveness, interest rate reductions, or a combination thereof. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current and we believe it is ultimately collectible. The allowance for credit losses on loan modifications is measured using the same method as all other loans held for investment.

As part of the modifications of each of these loans, we expect borrowers to invest additional capital to recapitalize their projects, which the vast majority have funded in the form of either, or a combination of: (1) reallocation of and/or additional deposits into interest, renovation and/or general reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed.

The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during 2024 and the deferred interest recorded on those loans at December 31, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Rate Reductions With/Without Term Extensions (3)	Other (4)	Total (5)(6)	December 31, 2024 Deferred Interest (7)
Multifamily	$2,312,067	$984,372	$134,630	$574,491	$4,005,560	$28,600
Single-Family Rental	74,078	—	38,479	—	112,557	570
Total UPB	$2,386,145	$984,372	$173,109	$574,491	$4,118,117	$29,170
________________________

(1)These loans were modified to a weighted average pay rate and deferred rate of 5.99% and 2.06%, respectively, at December 31, 2024 and to extend the weighted average term by 14.4 months. These modifications include loans with a total UPB of $379.0 million in which the pay rate increases from time-to-time throughout the loans maturities.
(2)These loans were modified to extend the maturity date. The weighted average term extension was 11.7 months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(3)These loans were modified to extend the weighted average term by 23.6 months and to reduce the weighted average interest rate by 0.62%.
(4)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(5)The total UPB of the loan modifications made during 2024 was $3.97 billion at December 31, 2024 and represents 35% of our total Structured Business loans and investments portfolio.
(6)At December 31, 2024, modified loans with a total UPB of $413.4 million have specific reserves totaling $44.3 million.
(7)These amounts are included in other assets on the consolidated balance sheets.

The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during 2023 and the deferred interest recorded on those loans at December 31, 2024 (in thousands):

Asset Class	Payment Deferrals With Term Extensions (1)(2)	December 31, 2024 Deferred Interest (3)
Multifamily	$398,461	$9,945
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.92% and 2.16% at December 31, 2024, respectively, and to extend the weighted average term by 14.6 months.
(2)The total UPB of the loan modifications made during 2023 was $351.8 million at December 31, 2024 and represents 3% of our total Structured Business loans and investments portfolio.
(3)The deferred interest balance was $2.3 million at December 31, 2023. These amounts are included in other assets on the consolidated balance sheets.
At December 31, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $56.4 million, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All of the above modified loans were performing pursuant to their contractual terms at December 31, 2024, except for twelve loans with a total UPB of $395.8 million which were modified in 2024. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. Three of these loans with a UPB of $100.4 million have a specific reserve of $20.2 million. The remaining nine loans with a total UPB of $295.4 million have no specific reserves as the estimated fair value of the properties exceeded our carrying value at December 31, 2024. Seven of the twelve loans with a total UPB of $204.6 million were modified to provide temporary rate relief through a pay and accrual feature.
There were no other material loan modifications, refinancings and/or extensions during 2024, 2023 or 2022 for borrowers experiencing financial difficulty.
Loan Resolutions
In the fourth quarter of 2024, we exercised our right to foreclose on two properties in Houston, Texas, that were the underlying collateral for two bridge loans with an aggregate UPB of $73.3 million, a weighted average interest rate of SOFR plus 3.29%, with a weighted average SOFR floor of 0.68%, and an aggregate net carrying value of $56.5 million, which includes loan loss reserves totaling $9.0 million and holdback reserves totaling $8.2 million. At foreclosure, we recorded a $7.7 million loan loss recovery and charged-off the remaining loan loss reserves of $1.3 million. Additionally, we simultaneously sold both properties for $67.6 million to a new borrower and provided two new bridge loans totaling $67.6 million with a weighted average fixed interest rate of 4.25% for the first two years and 5.75% in the third year. The new financing was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability totaling $5.0 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses (net of recoveries) on the consolidated statements of income.
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
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At December 31, 2024, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 49% non-controlling limited partnership interest (see Note 8 for details) and $11.8 million from multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
In the fourth quarter of 2023, we converted a first mortgage loan and a preferred equity investment in an office building to a common equity investment, which is classified as real estate owned in our consolidated balance sheets. On the date of the conversion, the investment had a net carrying value of $37.1 million, net of an $8.0 million reserve. Upon conversion, we recognized a $2.3 million loan loss recovery as a result of the fair value of the property exceeding the carrying value of our loan and preferred equity investment. We intend to convert the building to residential condominiums.
In April 2023, we exercised our right to foreclose on a group of properties in Houston, Texas, that are the underlying collateral for 4 bridge loans with a total UPB of $217.4 million. We simultaneously sold these properties to a significant equity investor in the original bridge loans and provided new bridge loan financing as part of the sale totaling $239.4 million with a fixed pay rate increasing over time from 3.00% to 5.00%, while deferring up to a weighted average rate of SOFR plus 3.47%. We did not record a loss on the original bridge loans and recovered all the outstanding interest owed to us as part of this restructuring. At December 31, 2024 and 2023, we have deferred interest totaling $22.2 million and $10.3 million accrued, respectively, related to these new loans, which is included in other assets.
In 2022, we sold four bridge loans with an aggregate UPB of $296.9 million at par less shared loan origination fees and selling costs totaling $2.0 million and recaptured $78.0 million of capital to be used for future investments. The $2.0 million in fees and costs were recorded as an unrealized impairment loss and included in other income (loss), net on the consolidated statements of income. We retained the right to service these loans.
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
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At December 31, 2024 and 2023, we had total interest reserves of $215.4 million and $156.1 million, respectively, on 589 loans and 537 loans, respectively, with an aggregate UPB of $8.65 billion and $8.44 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Fannie Mae	$171,235	$477,212
Freddie Mac	159,201	50,235
FHA	65,589	4,832
Private Label	38,962	11,350
SFR - Fixed Rate	3,246	8,696
	438,233	552,325
Fair value of future MSR	5,138	7,784
Unrealized impairment loss	(1,381)	(1,989)
Unearned discount	(6,231)	(6,413)
Loans held-for-sale, net	$435,759	$551,707
During 2024, 2023 and 2022, we sold $4.61 billion, $4.89 billion and $5.44 billion, respectively, of loans held-for-sale.
During 2022, we recorded a net impairment loss of $5.2 million on seven Private Label loans held-for-sale with a UPB of $129.9 million and a net carrying value of $116.4 million. During the first quarter of 2023, we sold these impaired loans above the net carrying value and recorded a gain of $0.9 million.
At December 31, 2024 and 2023, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized MSRs reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 6.9 years and 8.0 years at December 31, 2024 and 2023, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$382,582	$8,672	$391,254	$386,878	$14,593	$401,471
Additions	54,346	—	54,346	67,612	—	67,612
Amortization	(65,570)	(2,852)	(68,422)	(59,182)	(3,911)	(63,093)
Write-downs and payoffs	(7,497)	(1,003)	(8,500)	(12,726)	(2,010)	(14,736)
Ending balance	$363,861	$4,817	$368,678	$382,582	$8,672	$391,254
We collected prepayment fees totaling $3.0 million and $6.4 million during 2024 and 2023, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At December 31, 2024 and 2023, no MSRs were considered impaired.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The expected amortization of capitalized MSRs recorded at December 31, 2024 is as follows (in thousands):

Year	Amortization
2025	$69,382
2026	64,023
2027	59,510
2028	52,288
2029	43,178
Thereafter	80,297
Total	$368,678
Based on scheduled maturities, actual amortization may vary from these estimates.
Note 6 – Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2024
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$22,730,056	67%	Texas	11%
Freddie Mac	6,077,020	18%	New York	11%
Private Label	2,605,980	8%	California	8%
FHA	1,506,948	5%	North Carolina	7%
Bridge (2)	278,494	1%	Georgia	6%
SFR - Fixed Rate	271,859	1%	Florida	6%
Total	$33,470,357	100%	New Jersey	5%
			Other (3)	46%
			Total	100%

December 31, 2023
Fannie Mae	$21,264,578	69%	Texas	11%
Freddie Mac	5,181,933	17%	New York	11%
Private Label	2,510,449	8%	California	8%
FHA	1,359,624	4%	North Carolina	8%
Bridge (2)	379,425	1%	Georgia	6%
SFR - Fixed Rate	287,446	1%	Florida	6%
Total	$30,983,455	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At December 31, 2024 and 2023, our weighted average servicing fee was 37.8 basis points and 39.1 basis points, respectively. At December 31, 2024 and 2023, we held total escrow balances (including unfunded CLO hold backs) of approximately $1.45 billion and $1.60 billion, respectively, of which approximately $1.41 billion and $1.54 billion is not included in our consolidated balance sheets at December 31, 2024 and 2023, respectively. These escrows are maintained in separate accounts at several federally insured depository

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Servicing fees	$129,092	$123,975	$123,937
Interest earned on escrows	70,742	77,916	24,436
Prepayment fees	2,984	6,387	48,197
Write-offs and payoffs of MSRs	(8,500)	(14,736)	(44,502)
Amortization of MSRs	(68,422)	(63,093)	(59,876)
Servicing revenue, net	$125,896	$130,449	$92,192
Note 7 – Securities Held-to-Maturity
Agency Private Label Certificates. In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At December 31, 2024, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.3 years. The weighted average effective interest rate was 8.84% and 8.85% at December 31, 2024 and 2023, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $192.8 million is estimated to mature in five to ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At December 31, 2024, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 13.1 years. The weighted average effective interest rate was 11.76% and 11.28% at December 31, 2024 and 2023, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $37.2 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
APL certificates	$192,791	$134,834	$(22,803)	$112,031	$1,658
B Piece bonds	37,221	22,320	10,157	32,477	9,188
Total	$230,012	$157,154	$(12,646)	$144,508	$10,846
December 31, 2023
APL certificates	$192,791	$128,865	$(31,331)	$97,534	$2,272
B Piece bonds	37,704	26,414	5,442	31,856	3,984
Total	$230,495	$155,279	$(25,889)	$129,390	$6,256

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,272	$3,984	$6,256	$2,783	$370	$3,153
Provision for credit loss expense/(reversal)	(614)	5,204	4,590	(511)	3,614	3,103
Ending balance	$1,658	$9,188	$10,846	$2,272	$3,984	$6,256
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of, or is, in foreclosure. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $15.9 million, $13.6 million and $18.6 million during 2024, 2023 and 2022, respectively.
Note 8 —Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at December 31, 2024
Equity Affiliates	December 31, 2024	December 31, 2023
Arbor Residential Investor LLC	$23,868	$32,743	$—
AMAC Holdings III LLC	15,413	13,591	35,410
Fifth Wall Ventures	14,490	13,365	—
AWC Real Estate Opportunity Partners I LP	13,562	11,671	108,450
ARSR DPREF I LLC	5,603	5,163	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	606	—	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$76,312	$79,303	$167,393
Arbor Residential Investor LLC (“ARI”). We invested $9.6 million for a 50% interest in ARI, with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (65%) in a residential mortgage banking business. ARI has no other assets, liabilities or activity other than its investment in Wakefield. At December 31, 2024, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at December 31, 2024. We account for our ownership interest in ARI under the equity method of accounting and ARI accounts for its ownership interest in Wakefield under the equity method of accounting. During 2024, 2023 and 2022, we recorded a loss of $1.2 million, income of $0.6 million and income of $4.9 million, respectively, to income from equity affiliates in the consolidated statements of income. We also received $7.7 million and $15.0 million in cash distributions from this investment during 2024 and 2023, respectively, which were classified as returns of capital.
AMAC III. We committed to a $30.0 million investment for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2024, 2023 and 2022, we recorded losses associated with this investment of $2.3 million, $1.9 million and $2.4 million, respectively. During

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2024 and 2023, we made contributions of $4.1 million and $0.7 million, respectively, and received cash distributions of $1.1 million in 2023, which were classified as returns of capital, related to this investment.
Fifth Wall. We committed to a $25.0 million investment for a 7.6% interest in two related private equity funds whose investment objective is to invest primarily in technology, technology-enabled or technology-related companies that are relevant or complementary to the build environment, including real estate or real estate-related industries. We have no role in the management of the investment funds. During 2024 and 2023, we made contributions of $1.1 million and $1.0 million, respectively, and recorded income associated with this investment of $0.1 million and a loss of $1.2 million, respectively. Operating results from this investment were de minimis for 2022.
AWC Real Estate Opportunity Partners I LP ("AWC"). In the fourth quarter of 2023, we committed to a $24.0 million investment, of which $11.7 million was initially funded, for an initial 99% noncontrolling interest in a fund whose objective is to make investments in sustainable affordable housing structures, with the intention to bring in additional partners. In addition, we entered into an agreement with the general partner to provide a loan, up to a maximum of $0.9 million, to fund a portion of their 1% general partnership interest, of which $0.3 million was funded at December 31, 2024. In the second quarter of 2024, in accordance with the fund's objectives, AWC brought in an additional capital partner who committed to a $25.0 million investment ($16.3 million was funded at December 31, 2024) in exchange for a 51% non-controlling limited partnership interest and 17.5% of the general partner's interest in the fund. This new equity partner diluted our limited partnership interest in the fund to a 49% non-controlling limited partnership interest. Additionally, AWC invested $9.4 million for a 44% interest in a newly formed entity, which purchased a group of properties in Houston, Texas, that were the collateral for a $100.3 million bridge loan that we foreclosed on simultaneously with the sale. We sold the Houston properties for $101.3 million, which was primarily financed with a new $95.3 million bridge loan we provided at SOFR plus 3%. See Note 3 for details. In the fourth quarter of 2023, this fund also purchased our equity interest in North Vermont Avenue at a discount for $1.3 million, which was recorded as a reduction to our investment in AWC. The remaining $14.3 million of capital invested in the fund was used to purchase four additional qualified investments and to pay for legal and administrative expenses primarily related to the formation of the fund. We provided a $13.0 million Fannie Mae DUS loan and a $13.2 million bridge loan to the owners of the real estate on two of these investments. During 2024, we made contributions of $13.6 million, received distributions of $11.2 million, which were classified as returns of capital, and recorded a loss of $0.5 million related to this investment. Interest income recorded from the $95.3 million and $13.2 million bridge loans was $5.4 million for the year ended December 31, 2024.
ARSR DPREF I LLC. In the fourth quarter of 2023, we entered into a joint venture whose objective is to invest in preferred equity investments in commercial real estate and we contributed 50% of a $10.2 million preferred equity loan originated by us to the joint venture. We hold a 50% interest in the joint venture which is structured to reflect joint control, allocation of profits and losses and capital contributions. The agreement provides for a total joint venture contribution of $70.0 million, which may be upsized to $140.0 million. During 2024, we recorded income associated with this investment of $0.7 million and received distributions of $0.4 million which were classified as returns of capital.
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
The Park at Via Terrossa. In the first quarter of 2024, we contributed $0.6 million, for a 5% interest in a multifamily property. Operating results from this investment were de minimis during 2024.
Docsumo Pte. Ltd. (“Docsumo”). We invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using AI. Operating results from this investment were de minimis for all periods presented.
West Shore Café. We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which matures in September 2025 and bears interest at SOFR plus 4% with a SOFR floor of 0.15%. In 2018, we determined that this investment exhibited indicators of impairment and recorded an other-than-temporary impairment of $2.2 million for the full carrying amount of this investment and fully reserved the $1.7 million first mortgage loan. Operating results from this investment were de minimis for all periods presented.
Lexford Portfolio. We own a less than $0.1 million noncontrolling equity interest in Lexford, a portfolio of multifamily assets. In 2024 and 2023, we received distributions from this investment and recognized income totaling $9.0 million and $12.2 million, respectively.

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
Equity Participation Interest. During 2023, we received $14.5 million from equity participation interests on properties that were sold and which we had loans that previously paid off. These were classified as returns of capital and recognized as income from equity affiliates.
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
See Note 19 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows (in thousands):

	December 31, 2024				December 31, 2023
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$29,171	$13,599	$7,947	$50,717	$3,148	$12,028	$7,947	$23,123
Building and intangible assets	99,812	35,561	—	135,373	26,953	42,781	—	69,734
Less: Impairment loss	—	(2,500)	—	(2,500)	—	—	—	—
Less: Accumulated depreciation and amortization	(4,497)	(2,550)	—	(7,047)	(2,168)	(3,698)	—	(5,866)
Real estate owned, net	$124,486	$44,110	$7,947	$176,543	$27,933	$51,111	$7,947	$86,991

At December 31, 2024, our REO assets were comprised of four multifamily properties, two office buildings and two land parcels. At December 31, 2023, our REO assets were comprised of one multifamily property, three office buildings and two land parcels.
At December 31, 2024 and 2023, we had mortgage notes payable totaling $74.9 million and $44.3 million, respectively, which are collateralized by our REO assets.
At December 31, 2024 and 2023, our multifamily properties had a weighted average occupancy rate of approximately 77% and 98%, respectively. At December 31, 2024, both our office buildings were vacant, and at December 31, 2023, two office buildings were vacant and the third building was 89% occupied.
During 2024, we foreclosed on three multifamily bridge loans and took back the underlying collateral as REO assets. These properties have a total carrying value of $97.4 million at December 31, 2024.
During 2024, we sold an office REO asset for $14.2 million, repaid the mortgage note outstanding of $9.0 million, and recognized a $3.8 million gain.
During 2024 and 2023, we recorded depreciation expense related to the REO assets of $3.7 million and $2.9 million, respectively.
Our REO assets had restricted cash balances due to escrow requirements totaling $2.9 million and $1.4 million at December 31, 2024 and 2023, respectively.
Subsequent Event. In January and February 2025, we foreclosed on and took back three multifamily properties collateralizing bridge loans with a total UPB of $101.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 10 — Goodwill and Other Intangible Assets
Goodwill. The goodwill balance at both December 31, 2024 and 2023 was $56.6 million.
Other Intangible Assets. The following table sets forth the other intangible assets activity (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite‑lived intangible assets:
Broker relationships	$25,000	$(25,000)	$—	$25,000	$(23,307)	$1,693
Borrower relationships	14,400	(12,180)	2,220	14,400	(10,740)	3,660
Below market leases	4,010	(3,737)	273	4,010	(3,611)	399
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$72,410	$(40,917)	$31,493	$72,410	$(37,658)	$34,752
The amortization expense recorded for these intangible assets was $3.3 million in 2024 and $4.7 million in both 2023 and 2022.
At December 31, 2024, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated annual amortization expense are as follows ($ in thousands):

	Wtd. Avg. Remaining Life (in years)	Estimated Amortization Expense for the Years Ending December 31,
		2025	2026	2027
Finite‑lived intangible assets:
Borrower relationships	1.5	$1,440	$780	$—
Below market leases	2.2	126	126	21
	1.6	$1,566	$906	$21
See Note 21 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 11 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

	December 31, 2024				December 31, 2023
	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$1.9B joint repurchase facility (2)	$661,159	$657,690	$1,104,791	6.76%	$870,073	$868,077	$1,371,436	7.81%
$1B repurchase facility (2)	215,832	215,459	336,193	6.97%	386,576	385,779	589,533	7.68%
$1B repurchase facility	782,956	781,812	1,055,321	7.20%	448,411	447,490	597,205	8.38%
$750M repurchase facility (2)	203,348	202,798	362,695	7.28%	—	—	—	—
$649M repurchase facility (2)(3)	499,039	499,017	678,017	6.98%	355,328	355,328	506,753	7.83%
$400M credit facility	140,412	138,695	237,123	7.69%	—	—	—	—
$350M repurchase facility	134,368	134,189	203,135	6.53%	263,061	262,820	362,465	7.55%
$250M repurchase facility	—	—	—	—	—	—	—	—
$250M repurchase facility	—	—	—	—	—	—	—	—
$250M repurchase facility (4)	—	—	—	—	17,997	17,964	23,088	7.32%
$200M repurchase facility	74,925	74,896	109,920	6.59%	107,355	107,324	141,130	7.44%
$200M repurchase facility	156,329	155,676	214,441	6.98%	46,403	45,969	68,762	8.04%
$150M credit facility	108,861	108,696	145,148	7.43%	120,645	120,610	162,068	8.05%
$134M loan specific credit facilities	134,131	133,965	181,108	6.59%	120,660	120,328	161,700	6.91%
$100M repurchase facility (5)	—	—	—	—	32,599	32,579	41,522	7.03%
$50M credit facility (6)	—	—	—	—	29,200	29,200	36,500	7.58%
$40M credit facility	15,576	15,387	24,610	6.77%	—	—	—	—
$35M working capital facility	—	—	—	—	—	—	—	—
Repurchase facility - securities (2)(7)	18,549	18,549	—	6.12%	31,033	31,033	—	7.15%
Structured Business total (8)	$3,145,485	$3,136,829	$4,652,502	7.00%	$2,829,341	$2,824,501	$4,062,162	7.80%

Agency Business
$750M ASAP agreement	$62,196	$62,196	$62,372	5.48%	$73,011	$73,011	$73,781	6.49%
$500M repurchase facility	40,878	40,872	41,165	5.81%	115,841	115,730	241,895	6.83%
$200M credit facility	141,217	141,169	141,971	5.89%	187,185	187,138	187,185	6.78%
$200M credit facility	137,878	137,762	138,793	5.84%	—	—	—	—
$100M joint repurchase facility (2)	28,656	28,611	38,962	6.34%	7,945	7,833	11,350	7.77%
$50M credit facility	11,723	11,723	11,723	5.84%	29,085	29,083	29,418	6.73%
$1M repurchase facility (2)(3)	328	328	469	6.83%	531	531	866	7.86%
Agency Business total	$422,876	$422,661	$435,455	5.84%	$413,598	$413,326	$544,495	6.76%
Consolidated total	$3,568,361	$3,559,490	$5,087,957	6.86%	$3,242,939	$3,237,827	$4,606,657	7.67%
________________________________________
(1)At December 31, 2024 and 2023, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $8.6 million and $4.8 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.2 million and $0.3 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)A portion of this facility was used to finance a fixed rate SFR permanent loan reported through our Agency Business.
(4)In December 2024, we terminated this facility.
(5)This facility matured in October 2024 and was not renewed.
(6)In June 2024, we terminated this facility.
(7)At December 31, 2024 and 2023, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.6 million and $43.1 million, respectively.
(8)These amounts exclude outstanding mortgage notes payable on our REO assets with a debt carrying value of $74.9 million and $44.3 million as of December 31, 2024 and 2023, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Usually, our credit and repurchase facilities have extension options that are at the discretion of the financial institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.
Joint Repurchase Facility. We have a $2.00 billion joint repurchase facility that is shared between the Structured Business and the Agency Business, and matures in July 2025 with a one-year extension option. This facility is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has a maximum advance rate of 80% on all loans. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.
Structured Business. We utilize credit and repurchase facilities with various financial institutions to finance our loans and investments as described below. Many of these facilities have a maximum advance rate between 70% to 80%, depending on the asset type financed.
At December 31, 2024 and 2023, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.43% and 8.26%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and working capital facility, was 67% and 69% at December 31, 2024 and 2023, respectively.
We have a $1.00 billion repurchase facility used to finance bridge loans that matures in August 2025, with a one-year extension option. The facility bears interest at SOFR plus 2.50%.
We have a $1.00 billion repurchase facility to finance SFR loans that has an interest rate ranging from SOFR plus 2.50% to 3.26%. The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
We have a $750.0 million repurchase facility of which $500.0 million may be used to finance performing loans and $250.0 million may be used to finance non-performing loans that matures in December 2026, with the ability to extend the maturity in one-year increments, subject to lender approval. The $500.0 million portion of the facility has an interest rate of SOFR plus 1.75%, with a SOFR floor of 0.15% and will increase to SOFR plus 2.25%, with a 0.15% SOFR floor in March 2026. The $250.0 million portion of the facility has an interest rate of SOFR plus 3.25%, with a SOFR floor of 2.50%.
We have a $650.0 million repurchase facility to finance SFR loans that has an interest rate ranging from SOFR plus 2.46% to 3.11%, with a 0.25% SOFR floor, and matures in October 2025.
We have a $400.0 million credit facility to finance performing and non-performing loans that bears interest at SOFR plus 3.25%, with a SOFR floor of 1.00%. The facility matures in March 2027.
We have a $350.0 million repurchase facility to finance bridge loans that matures in March 2025, with a one-year extension option. The interest rate under the facility is determined on a loan-by-loan basis and includes a floor of SOFR plus 2.00%.
We have a $250.0 million repurchase facility to finance multifamily construction loans that matures in September 2027, with the ability to extend the maturity in one-year increments, subject to lender approval. The facility has an interest rate of SOFR plus 3.25%, with a SOFR floor of 2.00%.

We have a $250.0 million repurchase facility to finance bridge loans that bears interest ranging from SOFR plus 2.00% to 2.65% depending on the duration of time the loan is being financed. The facility matures in October 2025, with a one-year extension option.
We have a $200.0 million repurchase facility to finance bridge and construction loans that has interest rates ranging from SOFR plus 1.75% to 3.50% depending on the type of loan financed, with a SOFR floor determined on a loan-by-loan basis. In January 2025, this facility was increased to $400.0 million and the maturity was extended from January 2025 to January 2027, with a one-year extension option.
We have a $200.0 million repurchase facility to finance SFR loans that matures in March 2027, with a one-year extension option. This facility has an interest rate of SOFR plus 2.55%.
We have a $150.0 million credit facility to finance SFR loans that matures in October 2025. This facility bears interest at SOFR plus 3.00%, with an all-in floor of 5.50%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We have several loan specific credit facilities totaling $134.1 million used to finance individual bridge loans. The facilities bear interest ranging from SOFR plus 1.91% to 2.40%, with a SOFR floor up to 2.40%, and Prime plus 0.85%, with a Prime floor of 6.15%. The facilities mature between June 2025 and August 2027.
We have a $40.0 million credit facility used to purchase loans that bears interest at SOFR plus 2.35% and matures in April 2026, with a one-year extension option.
We have a $35.0 million unsecured working capital line of credit that bears interest at SOFR plus 3.00%. This line matures in April 2025 and is typically renewed annually.
We have an uncommitted repurchase facility that is used to finance certificates retained by us from our Q Series securitization and our purchases of B Piece bonds from SBL program securitizations. This facility bears interest ranging from SOFR plus 1.50% to 3.50% and matures in July 2025, with a one-year extension option.
Agency Business. We utilize credit and repurchase facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below. The financial institutions that provide these facilities generally have a security interest in the underlying mortgage notes that serve as collateral for these facilities.
We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at SOFR plus 1.15%, with a 0.25% SOFR floor.
We have a $500.0 million repurchase facility that bears interest at SOFR plus 1.48% and matures in November 2025.
We have a $200.0 million credit facility that bears interest at SOFR plus 1.40% and matures in March 2025.
We have a $200.0 million credit facility that bears interest at SOFR plus 1.35% and matures in July 2025. We have the ability to borrow up to an additional $200.0 million under this facility at the lenders discretion determined on a loan-by-loan basis. This facility includes a $37.5 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which bears interest at SOFR plus 1.75%.
We have a $50.0 million credit facility that bears interest at SOFR plus 1.35% and matures in September 2025.
We have a letter of credit facility to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program with a total committed amount of up to $75.0 million. The facility bears interest at a fixed rate of 2.875%, matures in September 2025, and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for obligations under the Freddie Mac SBL program. At December 31, 2024, the letters of credit outstanding include $70.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
December 31, 2024	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 19	$753,987	$751,364	7.02%	$912,935	$912,392	$—
CLO 18	1,335,647	1,332,950	6.47%	1,684,765	1,684,285	37,090
CLO 17	1,482,657	1,480,495	6.15%	1,811,391	1,810,463	50,910
CLO 16	682,845	681,008	5.93%	944,660	943,542	—
CLO 14	326,238	326,238	6.11%	452,751	452,526	—
Total CLOs (5)	4,581,374	4,572,055	6.35%	5,806,502	5,803,208	88,000
Q Series securitization	50,641	50,434	6.49%	94,940	94,895	—
Total securitized debt	$4,632,015	$4,622,489	6.35%	$5,901,442	$5,898,103	$88,000

December 31, 2023
CLO 19	$872,812	$868,359	7.84%	$1,031,772	$1,028,669	$4,527
CLO 18	1,652,812	1,647,885	7.29%	1,784,921	1,780,930	244,629
CLO 17	1,714,125	1,709,800	7.14%	1,870,388	1,865,878	203,938
CLO 16	1,237,500	1,233,769	6.76%	1,456,872	1,453,297	847
CLO 15 (5)	674,412	673,367	6.82%	734,120	732,498	42,600
CLO 14 (5)	589,345	588,176	6.82%	680,814	679,469	33,271
Total CLOs	6,741,006	6,721,356	7.14%	7,558,887	7,540,741	529,812
Q Series securitization	215,278	213,654	7.38%	287,038	286,053	—
Total securitized debt	$6,956,284	$6,935,010	7.15%	$7,845,925	$7,826,794	$529,812
________________________________________
(1)Debt carrying value is net of $9.5 million and $21.3 million of deferred financing fees at December 31, 2024 and 2023, respectively.
(2)At December 31, 2024 and 2023, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 6.59% and 7.37%, respectively, and the Q Series securitization was 7.46% and 7.99%, respectively.
(3)At December 31, 2024 and 2023, 46 and 12 loans, respectively, with a total UPB of $1.60 billion and $308.3 million, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $43.4 million and $63.9 million at December 31, 2024 and 2023, respectively.
(5)The replenishment period for all CLOs has ended: CLO 14 - September 2023, CLO 15 – December 2023, CLO 16 – March 2024, CLO 19 – May 2024, CLO 17 – June 2024, and CLO 18 – August 2024.
CLO 19. In 2022, we completed CLO 19, issuing nine tranches of CLO notes through a wholly owned subsidiary totaling $1.05 billion. Of the total CLO notes issued, $872.8 million were investment grade notes issued to third party investors and $177.2 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $976.9 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had an approximate two-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $73.1 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.05 billion, representing leverage of 83%. The notes sold to third parties had an initial weighted average interest rate of 2.36% plus term SOFR and interest payments on the notes are payable monthly.
CLO 18. In 2022, we completed CLO 18, issuing eight tranches of CLO notes through two wholly owned subsidiaries totaling $1.86 billion. Of the total CLO notes issued, $1.65 billion were investment grade notes issued to third party investors and $210.1 million were

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.70 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had an approximate two-and-a-half-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $347.3 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.05 billion, representing leverage of 81%. We retained a residual interest in the portfolio with a notional amount of $397.2 million, including the $210.1 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.81% plus compounded SOFR and interest payments on the notes are payable monthly.
CLO 17. In 2021, we completed CLO 17, issuing eight tranches of CLO notes through two wholly owned subsidiaries totaling $1.91 billion. Of the total CLO notes issued, $1.71 billion were investment grade notes issued to third party investors and $194.3 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.79 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had an approximate two-and-a-half-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $315.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $2.10 billion, representing leverage of 82%. We retained a residual interest in the portfolio with a notional amount of $385.9 million, including the $194.3 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.68% plus one-month LIBOR and interest payments on the notes are payable monthly.
CLO 16. In 2021, we completed CLO 16, issuing eight tranches of CLO notes through two wholly owned subsidiaries totaling $1.37 billion. Of the total CLO notes issued, $1.24 billion were investment grade notes issued to third party investors and $135.0 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $1.19 billion, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had an approximate two-and-a-half-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $313.0 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.50 billion, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $262.5 million, including the $135.0 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.31% plus one-month LIBOR and interest payments on the notes are payable monthly.
CLO 14. In 2021, we completed CLO 14, issuing eight tranches of CLO notes through two wholly owned subsidiaries totaling $724.2 million. Of the total CLO notes issued, $655.5 million were investment grade notes issued to third party investors and $68.7 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $635.2 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, and cash. The financing had a two-and-a-half-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance is being reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $149.8 million for the purpose of acquiring additional loan obligations for a period of up to 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $785.0 million, representing leverage of 84%. We retained a residual interest in the portfolio with a notional amount of $129.5 million, including the $68.7 million below investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 1.33% plus one-month LIBOR and interest payments on the notes are payable monthly.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Freddie Mac Q Series Securitization. In December 2022, we completed a Q Series securitization, by which we sold to Freddie Mac 11 floating rate loans totaling $315.8 million that are secured by first priority mortgage liens on 21 multifamily properties that qualify as mission-driven under the Federal Housing Finance Agency guidelines. The Q Series securitization is represented through a series of pass-through certificates (the “Certificates”) issued under a pooling and servicing agreement. We retained certain subordinate and interest-only classes of the Certificates aggregating $79.0 million and the remaining Certificates totaling $236.9 million were purchased by third party investors, representing leverage of 75%. The Certificates sold to third parties pay interest at 2.00% plus SOFR, excluding fees and transaction costs, and are payable monthly.
Securitization Paydowns. During 2024, outstanding notes totaling $896.5 million on our CLOs and $58.1 million on the Q Series securitization have been paid down.
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
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			December 31, 2024			December 31, 2023
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
9.00% Notes (3)	Oct. 2024	Oct. 2027	$100,000	$98,352	9.00%	$—	$—	—
7.75% Notes (3)	Mar. 2023	Mar. 2026	95,000	94,275	7.75%	95,000	93,697	7.75%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,531	8.50%	150,000	148,023	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,300	5.00%	180,000	177,875	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	268,601	4.50%	270,000	267,763	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	174,161	5.00%	175,000	173,542	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	273,927	4.50%	275,000	273,444	4.50%
4.75% Notes	Oct. 2019	Oct. 2024	—	—	—	110,000	109,721	4.75%
5.75% Notes	Mar. 2019	Apr. 2024	—	—	—	90,000	89,903	5.75%
			$1,245,000	$1,236,147	5.73%	$1,345,000	$1,333,968	5.41%
________________________________________
(1)At December 31, 2024 and 2023, the carrying value is net of deferred financing fees of $8.9 million and $11.0 million, respectively.
(2)At December 31, 2024 and 2023, the aggregate weighted average note rate, including certain fees and costs, was 6.02% and 5.70%, respectively.
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
In October 2024, we issued $100.0 million aggregate principal amount of 9.00% senior unsecured notes due October 2027 in a private offering. We received proceeds of $98.4 million from the issuance, after deducting the underwriting discount and other offering expenses. We used the proceeds to pay down debt and for general corporate purposes.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received proceeds of $147.5 million from the issuance, after deducting the underwriting discount and other offering expenses. We used $47.5 million of the proceeds, which included accrued interest and other fees, to repurchase a portion of our 5.625% senior unsecured notes.
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
The following senior unsecured notes matured during 2023 and 2024:
•in April 2023, we redeemed our 8.00% notes totaling $70.8 million;
•in May 2023, we redeemed the remaining $78.8 million of our 5.625% notes;
•in April 2024, we redeemed our 5.75% notes totaling $90.0 million; and
•in October 2024, we redeemed our 4.75% notes totaling $110.0 million.
Convertible Senior Unsecured Notes
In 2022, we issued $287.5 million in aggregate principal amount of 7.50% convertible senior notes (the “7.50% Convertible Notes”) through a private placement offering. We received proceeds of $279.3 million, net of discounts and fees. The 7.50% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in August 2025, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 59.8480 shares of common stock per $1,000 of principal representing a conversion price of $16.71 per share of common stock. At December 31, 2024, the 7.50% Convertible Notes had a conversion rate of 61.0757 shares of common stock per $1,000 of principal, which represented a conversion price of $16.37 per share of common stock.
We used $203.1 million of the net proceeds from our 7.50% Convertible Notes to repurchase a portion of our 4.75% convertible senior notes and expensed $3.3 million of deferred financing fees into loss on extinguishment of debt on the consolidated statements of income. The remaining $66.1 million of our 4.75% convertible notes were redeemed at maturity in 2022.
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
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
December 31, 2024	$287,500	$1,647	$285,853

December 31, 2023	$287,500	$4,382	$283,118
During 2024, we incurred interest expense on the convertible notes totaling $24.3 million, of which $21.5 million and $2.8 million related to the cash coupon and deferred financing fees, respectively. During 2023, we incurred interest expense on the notes totaling $24.8 million, of which $22.1 million and $2.7 million related to the cash coupon and deferred financing fees, respectively. During 2022, we incurred interest expense on the notes totaling $19.8 million, of which $16.9 million and $2.9 million related to the cash coupon and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the convertible notes was 8.43% and 8.42% at December 31, 2024 and 2023, respectively.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $144.7 million and $143.9 million at December 31, 2024 and 2023, respectively, which is net of a deferred amount of $8.3 million and $9.0 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.4 million and $1.5 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 7.18% and 8.48% at December 31, 2024 and 2023, respectively. Including certain fees and costs, the weighted average note rate was 7.26% and 8.56% at December 31, 2024 and 2023, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2024.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at December 31, 2024, as well as on the most recent determination dates in January 2025. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in January 2025 are as follows:

Cash Flow Triggers	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
Overcollateralization (1)
Current	137.46%	136.19%	122.10%	123.89%	119.56%
Limit	118.76%	120.21%	121.51%	123.03%	119.30%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	172.64%	176.22%	152.15%	143.01%	133.28%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 14	CLO 16	CLO 17	CLO 18	CLO 19
January 2025	137.46%	136.19%	122.10%	123.89%	119.56%
October 2024	133.88%	129.98%	123.14%	124.20%	121.78%
July 2024	132.91%	127.64%	121.78%	123.67%	119.98%
April 2024	125.22%	120.81%	121.71%	123.87%	119.30%
January 2024	120.00%	120.81%	121.71%	123.87%	120.30%
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
Note 12 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$71,634	$57,168
Provisions for loss sharing	13,319	17,864
Provisions reversal for loan repayments	(764)	(2,169)
Recoveries (charge-offs), net	(1,039)	(1,229)
Ending balance	$83,150	$71,634
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2024 and 2023, we had $34.8 million and $34.6 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve.
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2024 and 2023, we had outstanding advances of $1.9 million and $1.1 million, respectively, which were netted against the allowance for loss-sharing obligations.
At December 31, 2024 and 2023, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $48.3 million and $37.0 million, respectively, and represented 0.21% and 0.17%, respectively, of our Fannie Mae servicing portfolio. During 2024, we recorded a $11.6 million increase in CECL reserves.
At December 31, 2024 and 2023, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.30 billion and $3.95 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of (loss) gain on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During 2024, 2023 and 2022, we recorded net losses of $3.7 million, net gains of of $8.8 million and net losses of $3.6 million, respectively, from changes in the fair value of these derivatives and $51.3 million, $69.9 million and $69.3 million, respectively, of income from MSRs. See Note 14 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At December 31, 2024 and 2023, we had $2.3 million and $1.5 million, respectively, included in others assets, which was comprised of cash posted as collateral of $2.0 million and $1.9 million, respectively, and net liability positions of $0.3 million and $0.4 million, respectively, from the fair value of our treasury futures.
During 2024, 2023 and 2022, we recorded realized and unrealized gains of $0.1 million and $0.6 million, realized gains and unrealized losses of $1.6 million and $3.7 million, and realized and unrealized gains of $26.9 million and $3.5 million, respectively, to our Agency Business.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	December 31, 2024
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Forward sale commitments	44	$396,024	Other assets/other liabilities	$95	$(4,209)
Treasury futures	82	8,200		—	—
		$404,224		$95	$(4,209)

	December 31, 2023
Rate lock commitments	3	$26,800	Other assets/other liabilities	$428	$(759)
Forward sale commitments	33	559,079	Other assets/other liabilities	6,119	(262)
Treasury futures	82	8,200		—	—
		$594,079		$6,547	$(1,021)
Note 14 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	December 31, 2024			December 31, 2023
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,304,956	$11,033,997	$11,122,205	$12,615,006	$12,377,806	$12,452,563
Loans held-for-sale, net	438,233	435,759	449,339	552,325	551,707	566,451
Capitalized mortgage servicing rights, net	n/a	368,678	511,282	n/a	391,254	510,472
Securities held-to-maturity, net	230,012	157,154	144,508	230,495	155,279	129,390
Derivative financial instruments	41,724	95	95	447,609	6,547	6,547

Financial liabilities:
Credit and repurchase facilities	$3,568,361	$3,559,490	$3,592,120	$3,242,939	$3,237,827	$3,228,324
Securitized debt	4,632,015	4,622,489	4,616,409	6,956,284	6,935,010	6,864,557
Senior unsecured notes	1,245,000	1,236,147	1,160,154	1,345,000	1,333,968	1,214,331
Convertible senior unsecured notes	287,500	285,853	287,500	287,500	283,118	301,156
Junior subordinated notes	154,336	144,686	109,099	154,336	143,896	106,444
Mortgage notes payable - real estate owned	74,897	74,897	74,495	44,339	44,339	44,103
Derivative financial instruments	354,300	4,209	4,209	138,270	1,021	1,021
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
Capitalized mortgage servicing rights, net. Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). MSRs are initially recorded at fair value and are carried at amortized cost. The fair value of MSRs is estimated using a process that involves the use of independent third party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the discount rate and contractually specified servicing fees, and to a lessor extent the prepayment speed of the underlying loans annual per loan cost to service loans, delinquency rates, late charges and other economic factors.
Securities held-to-maturity, net. Fair values are approximated using inputs based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions (Level 3).
Derivative financial instruments. Fair values of rate lock and forward sale commitments are estimated using valuation techniques, which include internally developed models based on changes in the U.S. Treasury rate and other observable market data (Level 2). The fair value of rate lock commitments includes the fair value of the expected net cash flows associated with the servicing of the loans, see capitalized mortgage servicing rights, net above for details on the applicable valuation technique (Level 3). We also consider the impact of counterparty non-performance risk when measuring the fair value of these derivatives.
Credit facilities, repurchase facilities, and mortgage notes payable. Fair values for credit and repurchase facilities and mortgage notes payable of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit and repurchase facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$95	$95	$—	$95	$—

Financial liabilities:
Derivative financial instruments	$4,209	$4,209	$—	$4,209	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at December 31, 2024 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$445,287	$445,287	$—	$—	$445,287
Loans held-for-sale (2)	13,178	13,178	—	13,178	—
	$458,465	$458,465	$—	$13,178	$445,287
________________________________________
(1)We had an allowance for credit losses of $143.7 million relating to twenty-seven impaired loans with an aggregate carrying value, before loan loss reserves, of $589.0 million at December 31, 2024. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment of $1.4 million related to four loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $14.6 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Quantitative information about Level 3 fair value measurements at December 31, 2024 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$383,513	Discounted cash flows	Capitalization rate	6.19%	5.75% - 7.25%

Land	$49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	$11,775	Sales comparative	Price per acre	$165	$165
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2024	2023	2022
Derivative assets and liabilities, net
Beginning balance	$428	$354	$295
Settlements	(50,492)	(66,407)	(64,896)
Realized gains recorded in earnings	50,064	66,053	64,601
Unrealized gains recorded in earnings	—	428	354
Ending balance	$—	$428	$354
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

December 31, 2024	Notional/ Principal Amount	Fair Value of Servicing Rights	Interest Rate Movement Effect	Unrealized Impairment Loss	Total Fair Value Adjustment
Forward sale commitments	$396,024	$—	$—	$—	$—
Loans held-for-sale, net (1)	438,233	5,138	—	(1,381)	3,757
Total		$5,138	$—	$(1,381)	$3,757
________________________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at December 31, 2024 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,033,997	$11,122,205	$—	$—	$11,122,205
Loans held-for-sale, net	435,759	449,339	—	444,201	5,138
Capitalized mortgage servicing rights, net	368,678	511,282	—	—	511,282
Securities held-to-maturity, net	157,154	144,508	—	—	144,508

Financial liabilities:
Credit and repurchase facilities	$3,559,490	$3,592,120	$—	$422,661	$3,169,459
Securitized debt	4,622,489	4,616,409	—	—	4,616,409
Senior unsecured notes	1,236,147	1,160,154	1,160,154	—	—
Convertible senior unsecured notes, net	285,853	287,500	—	287,500	—
Junior subordinated notes	144,686	109,099	—	—	109,099
Note 15 — Commitments and Contingencies
Agency Business Commitments. We must make certain representations and warranties concerning each loan we originate for the GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. In the event of a breach of any representation or warranty, the GSEs or HUD could require us to repurchase a loan, even if the loan is not in default. Our obligation to repurchase the loan is independent of our risk-sharing obligations.
Our Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.
At December 31, 2024, we were required to maintain at least $22.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At December 31, 2024, the restricted liquidity requirement totaled $91.5 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At December 31, 2024, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $35.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At December 31, 2024, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA, and we believe we have met all requirements at December 31, 2024.

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
Debt Obligations and Operating Leases. At December 31, 2024, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2025	$4,314,861	$11,081	$4,325,942
2026	3,540,874	11,297	3,552,171
2027	1,772,038	9,782	1,781,820
2028	180,000	9,093	189,093
2029	—	8,576	8,576
Thereafter	154,336	19,308	173,644
Total	$9,962,109	$69,137	$10,031,246
At December 31, 2024 and 2023, our leases had remaining lease terms of 2.1–9.2 years and 0.8–10.1 years, respectively, with a weighted average remaining lease term of 6.8 years and 7.6 years, respectively, and a weighted average discount rate of 5.8% and 5.7%, respectively. We recorded lease expense of $10.9 million, $10.9 million and $9.6 million during 2024, 2023 and 2022, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $2.20 billion at December 31, 2024 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below under “Securities Class Action,” we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition. Because the results of legal proceedings is inherently unpredictable and uncertain, we are currently unable to predict whether it will have a material adverse effect on our business, financial condition or results of operations.

Securities Class Action
On July 31, 2024, a purported shareholder filed a securities class action lawsuit against us and certain of our executive officers in the United States District Court for the Eastern District of New York (the “Court”), alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a class of shareholders who purchased our shares of common stock between May 7, 2021 and July 11, 2024.
On November 5, 2024, the Court approved the motion appointing the lead plaintiffs and their counsel.
An amended complaint was filed by the lead plaintiffs on January 21, 2025. The amended complaint alleges that we have made false and misleading statements and/or failed to disclose material information in connection with allegedly overriding internal controls, engaging in substandard lending practices and not complying with agency requirements. The plaintiffs are seeking damages in an unspecified amount, as well as attorneys’ fees and costs.
We believe that the allegations in the lawsuit are without merit, and we intend to vigorously defend against the claims. At this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.
Extended Stay Litigation
This litigation was settled and discontinued in 2023.

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
In June 2013, the Trust amended the lawsuits, to, among other things, (1) consolidate the lawsuits into one lawsuit, (2) dismiss certain defendants from the lawsuits, none of whom were related to us, and (3) reduce the counts within the lawsuits.
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
For more detailed information regarding the Action, please refer to Note 15 of our 2022 Annual Report.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets:
Restricted cash	$131,381	$593,956
Loans and investments, net	5,898,102	7,826,793
Other assets	95,442	193,822
Total assets	$6,124,925	$8,614,571

Liabilities:
Securitized debt	$4,622,489	$6,935,010
Other liabilities	15,255	32,867
Total liabilities	$4,637,744	$6,967,877
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 50 VIEs in which we have a variable interest at December 31, 2024 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at December 31, 2024 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$1,023,169
APL certificates	136,492
B Piece bonds	31,508
Equity investments	33,591
Agency interest only strips	94
Total	$1,224,854
________________________________________
(1)Represents the carrying amount of loans and investments before reserves. At December 31, 2024, $202.9 million of loans to VIEs had corresponding specific loan loss reserves of $90.5 million. The maximum loss exposure at December 31, 2024 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.33 billion at December 31, 2024.
Note 17 — Equity
Preferred Stock. The Series D, Series E and Series F preferred stock are not redeemable by us prior to June 2, 2026, August 11, 2026 and October 12, 2026, respectively. Holders of the Series F preferred stock are entitled to receive cumulative dividends at a fixed rate equal to 6.25% from the date of issuance through October 29, 2026 and at a floating rate equal to a benchmark rate (which is expected to be the three-month term SOFR) plus a spread of 5.442% per annum beginning October 30, 2026; provided that in no event should the rate be lower than 6.125%.
Common Stock. In May 2024, we entered into a new equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2024, we sold 661,708 shares of our common stock at an average price of $15.16 per share for net proceeds of $10.0 million. At December 31, 2024, we had 29,338,292 shares available under the agreement.
During 2023, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At December 31, 2024, there was $138.6 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the OP Units issued to satisfy a portion of the purchase price in connection with the Acquisition. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
for cash, or at our option, for shares of our common stock on a one-for-one basis. At December 31, 2024, there were 16,293,589 OP Units outstanding, which represented 7.9% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2024 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 14, 2024	$0.43	March 29, 2024	$0.3984375	$0.390625	$0.390625
May 1, 2024	$0.43	June 28, 2024	$0.3984375	$0.390625	$0.390625
July 31, 2024	$0.43	September 27, 2024	$0.3984375	$0.390625	$0.390625
October 30, 2024	$0.43	December 30, 2024	$0.3984375	$0.390625	$0.390625
Common Stock – On February 19, 2025, the Board of Directors declared a cash dividend of $0.43 per share of common stock. The dividend is payable on March 21, 2025 to common stockholders of record as of the close of business on March 7, 2025.
We have determined that 100% of the common stock and preferred stock dividends paid during 2024, 2023 and 2022 represented ordinary income to our stockholders for income tax purposes. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2024. As a result, no portion of the 2024 dividends should be treated as excess inclusion income for federal income tax purposes.
Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.
During 2024, we issued 828,073 shares of restricted common stock to certain employees and members of our Board of Directors under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $10.9 million, of which: (1) 268,869 shares with a grant date fair value of $3.5 million vested in 2024; (2) 244,794 shares with a grant date fair value of $3.2 million will vest in 2025; (3) 248,346 shares with a grant date fair value of $3.3 million will vest in 2026; (4) 31,314 shares with a grant date fair value of $0.5 million will vest in 2027; and (5) 34,750 shares with a grant date fair value of $0.5 million will vest in 2028.
During 2024, we issued our chief executive officer 309,775 shares of restricted common stock with a grant date fair value of $3.9 million that vest in full in the first quarter of 2027.
We also issued 36,688 fully vested restricted stock units (“RSUs”) with a grant date fair value of $0.5 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During 2024, we withheld 273,163 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
During 2023, we issued 943,788 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan (the “2020 Plan”) with a total grant date fair value of $11.3 million, of which: (1) 299,710 shares with a grant date fair value of $3.6 million were fully vested on the grant date; (2) 277,751 shares with a grant date fair value of $3.4 million vested in 2024; (3) 253,479 shares with a grant date fair value of $3.0 million will vest in 2025; (4) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (5) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We issued 40,796 RSUs with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.
During 2022, we issued 652,596 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Plan with a total grant date fair value of $11.1 million, of which: (1) 232,899 shares with a grant date fair value of $4.0 million were fully vested on the grant date; (2) 217,840 shares with a grant date fair value of $3.7 million vested in 2023; (3) 181,968 shares with a grant date fair value of $3.1 million vested in 2024; (4) 9,951 shares with a grant date fair value of $0.2 million will vest in 2025; and (5) 9,938 shares with a grant date fair value of $0.2 million will vest in 2026. We issued 25,012 fully vested RSUs with a grant date fair

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
value of $0.4 million to certain members of our Board of Directors and 189,873 RSUs with a grant date fair value of $3.3 million that vest in full in the first quarter of 2025 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.
In 2024, 2023 and 2022, previously granted performance-based restricted stock units of 275,569 units, 352,427 units and 381,503 units, respectively, to our chief executive officer fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2023, 2022 and 2021, respectively. The 275,569 units vested in full and were not net settled. The 352,427 units and 381,503 units vested in full and were net settled for 172,513 shares and 186,772 shares, respectively, of common stock in 2023 and 2022. respectively. In addition, 313,152 shares and 246,508 shares of performance-based restricted stock granted to our chief executive officer in 2020 and 2019, respectively, vested in 2023 and 2022, respectively, which were net settled for 153,287 shares and 120,665 shares, respectively, of common stock. Further, 165,746 shares and 184,729 shares of restricted common stock granted to our chief executive officer in 2021 vested in 2024, of which the 165,746 shares were net settled for 81,132 shares of common stock and the 184,729 shares were not net settled.
During 2024, 2023 and 2022, we recorded total stock-based compensation expense of $13.4 million, $14.2 million and $14.2 million, respectively, to employee compensation and benefits and $0.8 million, $0.7 million and $0.8 million, respectively, to selling and administrative expense.
During 2024, a total of 894,913 shares of restricted stock and restricted stock units vested with a grant date fair value of $9.6 million.
At December 31, 2024 and 2023, there were 1,689,556 shares and 1,657,078 shares, respectively, of unvested restricted common stock with a grant date fair value of $22.2 million and $23.7 million, respectively.
At December 31, 2024, total unrecognized compensation cost related to unvested restricted common stock was $8.8 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 1.9 years.
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
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$223,272	$223,272	$330,065	$330,065	$284,829	$284,829
Net income attributable to noncontrolling interest (2)	—	19,278	—	29,122	—	28,044
Interest expense on convertible notes (3)	—	—	—	24,832	—	20,166
Net income attributable to common stockholders and noncontrolling interest	$223,272	$242,550	$330,065	$384,019	$284,829	$333,039
Weighted average shares outstanding	188,701,149	188,701,149	184,641,642	184,641,642	165,355,167	165,355,167
Dilutive effect of OP Units (2)	—	16,293,589	—	16,293,589	—	16,304,638
Dilutive effect of convertible notes (3)	—	—	—	17,294,392	—	16,900,204
Dilutive effect of RSUs (4)	—	531,872	—	613,990	—	552,621
Weighted average shares outstanding	188,701,149	205,526,610	184,641,642	218,843,613	165,355,167	199,112,630
Net income per common share (1)	$1.18	$1.18	$1.79	$1.75	$1.72	$1.67
________________________________________
(1)Net of preferred stock dividends.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The year ended December 31, 2024 excludes interest expense of $24.3 million, and potentially dilutive shares of 17,487,435, attributable to convertible debt since their effect would have been anti-dilutive.
(4)Our chief executive officer was granted RSUs, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
Note 18 — Income Taxes
We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders; provided that it distributes at least 90% of its taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2024, 2023 and 2022, and therefore, have not provided for REIT federal income tax expense in any of those years. In 2024, 2023 and 2022, the REIT incurred no state income tax expense. We have elected to retain excess inclusion income rather than passing it through to our stockholders.
Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture, are owned or conducted through our TRS Consolidated Group, the majority of the income of which is subject to U.S. federal, state and local income taxes.
A summary of our pre-tax GAAP income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Pre‑tax GAAP income:
REIT	$247,068	$320,045	$303,320
TRS Consolidated Group	50,329	107,858	67,991
Total pre‑tax GAAP income	$297,397	$427,903	$371,311
Our provision for income taxes is comprised as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax provision:
Federal	$18,880	$26,269	$14,167
State	6,211	8,427	5,058
Total	25,091	34,696	19,225
Deferred tax (benefit) provision:
Federal	$(8,795)	$(5,272)	$(1,373)
State	(2,818)	(1,783)	(370)
Valuation allowance	—	(294)	2
Total	(11,613)	(7,349)	(1,741)
Total income tax expense	$13,478	$27,347	$17,484

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
REIT non‑taxable income	(17.4)%	(15.7)%	(17.2)%
State and local income taxes, net of federal tax benefit	0.9%	1.2%	1.0%
Other	0.1%	(0.1)%	(0.1)%
Effective income tax rate	4.6%	6.4%	4.7%
The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Expenses not currently deductible	$33,189	$27,144
Loan loss reserves	7,084	7,088
Net operating loss carryforwards	234	188
Other	396	346
Deferred tax assets, net	$40,903	$34,766
Deferred tax liabilities:
Mortgage servicing rights	$24,420	$28,286
Intangibles	5,106	5,565
Interest in equity affiliates, net	1,568	2,719
Deferred tax liabilities, net	$31,094	$36,570
At both December 31, 2024 and 2023, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards and no capital loss carryforwards.
At both December 31, 2024 and 2023, the TRS Consolidated Group had no federal net operating loss carryforwards remaining.
At both December 31, 2024 and 2023, the TRS Consolidated Group had state net operating loss carryforwards of $0.2 million, which will begin to expire in 2036.
The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2017-2021. While the impact of the current income tax examinations were undetermined, it is not expected to be material to our consolidated financial statements.
We have assessed our tax positions for all open years, which includes 2017-2024, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2017 through 2024.
Note 19 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During 2024, 2023 and 2022, we incurred $3.3 million, $3.2 million and $3.3 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Related Party Transactions. Due from related party was $12.8 million and $64.4 million at December 31, 2024 and 2023, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2024 and 2023 and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $4.5 million and $13.8 million at December 31, 2024 and 2023, respectively, and consisted of loan payoffs, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During 2024, 2023 and 2022, we reimbursed the aircraft owner $0.5 million, $0.8 million and $1.1 million, respectively, for the flights chartered by our executives pursuant the agreement.
In July 2024, we committed to fund a $62.4 million bridge loan (none of which was funded at December 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.1 million for 2024.
In May 2024, we committed to fund a $42.5 million bridge loan ($4.5 million was funded at December 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.2 million for 2024.
In May 2023, we committed to fund a $56.9 million bridge loan ($50.1 million was funded at December 31, 2024) for an SFR build-to-rent construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $3.2 million and $0.4 million for 2024 and 2023, respectively.
In 2022, we purchased a $46.2 million bridge loan originated by ACM at par ($7.4 million was funded at December 31, 2024) for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan has an interest rate of SOFR plus 5.50% and matures in March 2025. Interest income recorded from this loan was $0.7 million and $0.2 million for 2024 and 2023, respectively.
In 2022, we committed to fund a $67.1 million bridge loan ($37.0 million was funded at December 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and matures in May 2025. Interest income recorded from this loan was $1.6 million, $0.2 million and $0.1 million for 2024, 2023 and 2022, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($32.3 million was funded at December 31, 2024) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and matures in March 2025. Interest income recorded from this loan was $1.9 million, $0.4 million and $0.1 million for 2024, 2023 and 2022, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2021, we originated a $63.4 million bridge loan to a third party to purchase a multifamily property from a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members, which fund has no continued involvement with the property following the purchase. The loan had an interest rate of SOFR plus 3.75% with a SOFR floor of 0.25% and was scheduled to mature in March 2024. In December 2023, the loan was paid off in full. Interest income recorded from this loan was $5.6 million and $3.7 million for 2023 and 2022, respectively.
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 3.75% with a SOFR floor of 0.75% and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($39.5 million was funded at December 31, 2024) and the maturity on the bridge loan and preferred equity investment were both extended to May 2025. Interest income recorded from these loans was $4.2 million, $2.8 million and $1.3 million for 2024, 2023 and 2022, respectively.
In 2020, we committed to fund a $30.5 million bridge loan, and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan had an interest rate of SOFR plus 4.25% with a SOFR floor of 1.00% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.8 million ($33.8 million was funded at December 31, 2024), and the maturity on both loans was extended to May 2025. Interest income recorded from these loans was $4.4 million, $3.6 million and $1.6 million for 2024, 2023 and 2022, respectively.
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
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We invested $30.0 million for an 18% interest in AMAC III. During 2024, 2023 and 2022, we recorded losses of $2.3 million, $1.9 million and $2.4 million, respectively. During 2024 and 2023, we made contributions of $4.1 million and $0.7 million, respectively, and received cash distributions of $1.1 million in 2023 associated with this investment. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which bears interest at SOFR plus 3.50%, and was scheduled to mature in August 2024, which was extended to February 2025. Interest income recorded from the bridge loan was $3.1 million, $3.1 million and $1.9 million for 2024, 2023 and 2022, respectively. In February 2025, we modified this loan to extend the maturity three years in exchange for an immediate paydown of $0.3 million and an additional paydown of $1.7 million to be made on or prior to March 31, 2025.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00% and a January 2024 maturity. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. In January 2024, the maturity was extended to January 2025, and we are currently in negotiations with this borrower to further extend the maturity. Interest income recorded from this loan was $0.2 million for all period presented.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in November 2024, which was extended to February 2025. In the fourth quarter of 2024, we recorded a $5.5 million specific reserve on this loan. Interest income recorded from this bridge loan was $2.2 million, $2.2 million and $1.4 million for 2024, 2023 and 2022, respectively. In February

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2025, we modified this loan to extend the maturity two years in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026.
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
In 2017, Ginkgo Investment Company LLC (“Ginkgo”), of which one of our directors is a 33% managing member, purchased a multifamily apartment complex which assumed an existing $8.3 million Fannie Mae loan that we service. Ginkgo subsequently sold the majority of its interest in this property and owned a 3.6% interest at December 31, 2024. In July 2023, the Fannie Mae loan was paid off in full. Servicing revenue recorded from this loan was less than $0.1 million for all periods presented.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At December 31, 2024, we had an indirect interest of 12.3% in this entity. We recorded a loss from equity affiliates related to this investment of $1.2 million, income of $0.6 million and income of $4.9 million for 2024, 2023 and 2022, respectively. During 2024 and 2023, we also received cash distributions totaling $7.7 million and $15.0 million, respectively, from this investment, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Interest income recorded from these loans totaled $0.5 million during 2020. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $9.0 million and $12.2 million during 2024 and 2023, respectively, which were recorded as income from equity affiliates. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2024, this debt had an aggregate outstanding balance of approximately $500.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At December 31, 2024, ACM holds 2,535,870 shares of our common stock and 10,597,566 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.
Note 20 — Employee Benefits
401(k). We have a 401(k) defined contribution plan (the “401(k) Plan”) which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee’s contribution. We have the option to increase the employer match based on our operating results. In 2024, 2023 and 2022, we recorded $1.3 million, $1.2 million and $1.0 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.
Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan”) which is offered to certain full-time employees and is subject to the rules of section 409A of the Internal Revenue Code. The Deferred Comp Plan can be

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
modified or discontinued at any time. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (1) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (2) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2024, 2023 and 2022, there were $2.8 million, $3.1 million and $3.3 million, respectively, of employee deferrals. At December 31, 2024 and 2023, we had recorded liabilities totaling $45.9 million and $37.6 million, respectively, and assets of $38.3 million and $30.2 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.
Note 21 — Segment Information
As described in Note 1, we operate through two business segments – our Structured Business and our Agency Business. The summarized statements of income and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which was predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses and stock-based compensation. Intersegment revenue and expenses have been eliminated in the computation of total revenue and operating income.
Our chief operating decision maker (“CODM”) is Ivan Kaufman, our Chief Executive Officer. The CODM uses both net interest income and net income for each segment predominantly in the annual budget and forecasting process. The CODM considers both budget and actual results on a quarterly basis for both profit measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment net interest income and net income to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$1,112,763	$55,109	$—	$1,167,872
Interest expense	781,668	22,947	—	804,615
Net interest income	331,095	32,162	—	363,257
Other revenue:
Gain on sales, including fee-based services, net	—	74,932	—	74,932
Mortgage servicing rights	—	51,272	—	51,272
Servicing revenue	—	194,318	—	194,318
Amortization of MSRs	—	(68,422)	—	(68,422)
Property operating income	7,226	—	—	7,226
Loss on derivative instruments, net	—	(8,543)	—	(8,543)
Other income, net	7,255	828	—	8,083
Total other revenue	14,481	244,385	—	258,866
Other expenses:
Employee compensation and benefits	67,187	87,728	—	154,915
Commissions	—	26,779	—	26,779
Selling and administrative	26,922	28,009	—	54,931
Property operating expenses	7,394	—	—	7,394
Depreciation and amortization	6,296	3,259	—	9,555
Provision for loss sharing	—	11,782	—	11,782
Provision for loan losses (net of recoveries)	63,953	4,590	—	68,543
Total other expenses	171,752	162,147	—	333,899
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	173,824	114,400	—	288,224
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on real estate	3,813	—	—	3,813
Income from equity affiliates	5,772	—	—	5,772
Benefit from (provision for) income taxes	3,590	(17,068)	—	(13,478)
Net income	186,587	97,332	—	283,919
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	19,278	19,278
Net income attributable to common stockholders	$145,218	$97,332	$(19,278)	$223,272

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$1,279,433	$51,786	$—	$1,331,219
Interest expense	880,602	22,626	—	903,228
Net interest income	398,831	29,160	—	427,991
Other revenue:
Gain on sales, including fee-based services, net	—	72,522	—	72,522
Mortgage servicing rights	—	69,912	—	69,912
Servicing revenue	—	193,542	—	193,542
Amortization of MSRs	—	(63,093)	—	(63,093)
Property operating income	5,708	—	—	5,708
Gain on derivative instruments, net	—	6,763	—	6,763
Other income, net	4,868	2,799	—	7,667
Total other revenue	10,576	282,445	—	293,021
Other expenses:
Employee compensation and benefits	53,507	87,760	—	141,267
Commissions	—	18,521	—	18,521
Selling and administrative	23,234	28,026	—	51,260
Property operating expenses	5,897	—	—	5,897
Depreciation and amortization	5,052	4,691	—	9,743
Provision for loss sharing (net of recoveries)	—	15,695	—	15,695
Provision for credit losses (net of recoveries)	70,344	3,102	—	73,446
Total other expenses	158,034	157,795	—	315,829
Income before extinguishment of debt, income from equity affiliates and income taxes	251,373	153,810	—	405,183
Loss on extinguishment of debt	(1,561)	—	—	(1,561)
Income from equity affiliates	24,281	—	—	24,281
Benefit from (provision for) income taxes	803	(28,150)	—	(27,347)
Net income	274,896	125,660	—	400,556
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	29,122	29,122
Net income attributable to common stockholders	$233,527	$125,660	$(29,122)	$330,065

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$903,622	$44,779	$—	$948,401
Interest expense	538,659	18,958	—	557,617
Net interest income	364,963	25,821	—	390,784
Other revenue:
Gain on sales, including fee-based services, net	—	55,816	—	55,816
Mortgage servicing rights	—	69,346	—	69,346
Servicing revenue	—	152,068	—	152,068
Amortization of MSRs	—	(59,876)	—	(59,876)
Property operating income	1,877	—	—	1,877
Gain on derivative instruments, net	—	26,609	—	26,609
Other income (loss), net	(2,360)	(15,203)	—	(17,563)
Total other revenue	(483)	228,760	—	228,277
Other expenses:
Employee compensation and benefits	56,032	81,903	—	137,935
Commissions	—	23,890	—	23,890
Selling and administrative	26,059	27,931	—	53,990
Property operating expenses	2,136	—	—	2,136
Depreciation and amortization	4,041	4,691	—	8,732
Provision for loss sharing (net of recoveries)	—	1,862	—	1,862
Provision for credit losses (net of recoveries)	19,770	1,399	—	21,169
Litigation settlement	7,350	—	—	7,350
Total other expenses	115,388	141,676	—	257,064
Income before extinguishment of debt, income from equity affiliates and income taxes	249,092	112,905	—	361,997
Loss on extinguishment of debt	(4,933)	—	—	(4,933)
Income from equity affiliates	14,247	—	—	14,247
Provision for income taxes	(821)	(16,663)	—	(17,484)
Net income	257,585	96,242	—	353,827
Preferred stock dividends	40,954	—	—	40,954
Net income attributable to noncontrolling interest	—	—	28,044	28,044
Net income attributable to common stockholders	$216,631	$96,242	$(28,044)	$284,829
________________________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$58,188	$445,615	$503,803
Restricted cash	134,320	22,056	156,376
Loans and investments, net	11,033,997	—	11,033,997
Loans held-for-sale, net	—	435,759	435,759
Capitalized mortgage servicing rights, net	—	368,678	368,678
Securities held-to-maturity, net	—	157,154	157,154
Investments in equity affiliates	76,312	—	76,312
Real estate owned, net	176,543	—	176,543
Goodwill and other intangible assets	12,500	75,619	88,119
Other assets and due from related party	415,310	78,930	494,240
Total assets	$11,907,170	$1,583,811	$13,490,981

Liabilities:
Debt obligations	$9,500,901	$422,661	$9,923,562
Allowance for loss-sharing obligations	—	83,150	83,150
Other liabilities and due to related parties	244,948	87,351	332,299
Total liabilities	$9,745,849	$593,162	$10,339,011

	December 31, 2023
Assets:
Cash and cash equivalents	$619,487	$309,487	$928,974
Restricted cash	595,342	12,891	608,233
Loans and investments, net	12,377,806	—	12,377,806
Loans held-for-sale, net	—	551,707	551,707
Capitalized mortgage servicing rights, net	—	391,254	391,254
Securities held-to-maturity, net	—	155,279	155,279
Investments in equity affiliates	79,303	—	79,303
Real estate owned, net	86,991	—	86,991
Goodwill and other intangible assets	12,500	78,878	91,378
Other assets and due from related party	366,082	101,629	467,711
Total assets	$14,137,511	$1,601,125	$15,738,636

Liabilities:
Debt obligations	$11,520,492	$413,327	$11,933,819
Allowance for loss-sharing obligations	—	71,634	71,634
Other liabilities and due to related parties	369,588	108,990	478,578
Total liabilities	$11,890,080	$593,951	$12,484,031

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2024	2023	2022
Origination Data:
Structured Business
Bridge:
Multifamily	$444,635	$415,330	$5,468,222
SFR	869,141	524,060	613,819
Land	10,350	—	—
	1,324,126	939,390	6,082,041

Mezzanine / Preferred Equity	97,305	43,953	69,606
Construction - Multifamily	4,368	—	—

Total New Loan Originations	$1,425,799	$983,343	$6,151,647

Number of Loans Originated	170	150	318

Commitments:
SFR	$1,438,841	$1,150,687	$1,086,833
Construction - Multifamily	101,000	—	—
Total Commitments	$1,539,841	$1,150,687	$1,086,833

Loan runoff	$2,691,583	$3,354,055	$3,818,554

Agency Business
Origination Volumes by Investor:
Fannie Mae	$2,374,040	$3,773,532	$2,919,566
Freddie Mac	1,770,976	756,827	1,353,001
Private Label	151,936	299,934	217,542
FHA	146,507	257,199	188,394
SFR - Fixed Rate	27,314	19,328	89,683
Total New Loan Originations	$4,470,773	$5,106,820	$4,768,186
Total Loan Commitment Volume	$4,443,972	$5,207,148	$5,146,718

Agency Business Loan Sales Data:
Fannie Mae	$2,680,018	$3,469,340	$3,139,414
Freddie Mac	1,662,010	715,530	1,456,595
Private Label	124,286	441,319	515,086
FHA	116,058	240,079	241,457
SFR - Fixed Rate	27,314	22,931	86,071
Total Loan Sales	$4,609,686	$4,889,199	$5,438,623
Sales Margin (fee-based services as a % of loan sales) (1)	1.63%	1.48%	1.34%
MSR Rate (MSR income as a % of loan commitments)	1.15%	1.34%	1.35%
________________________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(1)2022 includes $17.1 million of gains recognized on treasury futures related to Private Label loans sold, which is included in (loss) gain on derivative instruments, net in the consolidated statements of income.

	December 31, 2024
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$22,730,056	46.4	6.4
Freddie Mac	6,077,020	21.5	6.8
Private Label	2,605,980	18.7	5.5
FHA	1,506,948	14.1	19.2
Bridge	278,494	10.4	3.0
SFR - Fixed Rate	271,859	20.1	4.4
Total	$33,470,357	37.8	6.9

	December 31, 2023
Fannie Mae	$21,264,578	47.4	7.4
Freddie Mac	5,181,933	24.0	8.5
Private Label	2,510,449	19.5	6.7
FHA	1,359,624	14.4	19.2
Bridge	379,425	10.9	3.2
SFR - Fixed Rate	287,446	20.1	5.1
Total	$30,983,455	39.1	8.0

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
($ in thousands)

Type	Location	Periodic Payment Terms (1)	Maturity Date (2)	Interest Pay Rate Index (3)	Prior Liens	Face Amount (4)	Carrying Amount (5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2025 - 2031	SOFR+ -1.25% to 5.75%	$—	$8,725,429	$8,588,684	$—
				SOFR Floor 0.10% to 5.36%
				Fixed 0.00% to 11.00%
Single‑Family Rental	Various	IO / PI	2025 - 2027	SOFR+ 2.95% to 6.20%	—	1,993,890	1,967,835	—
				SOFR Floor 0.10% to 5.36%
Land	CA	IO	2025	SOFR+ 4.00%	—	125,877	47,977	—
				SOFR Floor 0.15%
				Fixed 13.00%
Office	NY	IO	2025	SOFR+ 3.50%	—	35,410	35,229	—
Retail	CT	IO	2025	SOFR+ 3.50%	—	12,500	12,500	—
				SOFR Floor 1.00%
Total Bridge Loans					—	10,893,106	10,652,225	—

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2025 - 2034	Fixed 0.00% to 14.00%	1,335,133	239,203	221,689	—
Land	CA	IO	2025	Fixed 0.00%	—	9,333	9,333	—
Retail	Various	IO	2025	SOFR+ 3.50%	—	7,020	3,727	—
				SOFR Floor 1.00%
				Fixed 0.00%
Total Mezzanine Loans					1,335,133	255,556	234,749	—
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2025 - 2033	Fixed 0.00% to 16.00%	927,026	143,645	137,163	—
Land	TX	IO	2025	Fixed 0.00%	—	3,500	3,251	—
Commercial	NY	IO	2025	Fixed 6.00%	29,792	1,700	—	—
Total Preferred Equity Investments					956,818	148,845	140,414	—
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Single‑Family Rental	Various	IO / PI	2025	SOFR + 4.90%	—	3,082	3,078	—
				SOFR Floor 0.25%
Construction - Multifamily	Various	IO	2026 - 2027	SOFR+ 5.50%	—	4,367	3,531	—
				SOFR Floor 4.00%
				Fixed 4.25%
Total Other Loans					—	7,449	6,609	—
Total Loans					$2,291,951	$11,304,956	$11,033,997	$—
________________________________________
(1)IO = Interest Only, PI = Principal and Interest.
(2)Maturity date does not include possible extensions.
(3)References to SOFR are to one-month SOFR unless specifically stated otherwise.
(4)During 2024, $5.99 billion of loans were extended.
(5)The federal income tax basis is approximately $11.30 billion.
(6)Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS (Continued)
($ in thousands)
The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$12,377,806	$14,254,674	$11,981,048
Additions during period:
New loan originations	1,425,799	983,343	6,151,647
Funding of unfunded loan commitments (1)	627,790	835,484	381,831
Accretion of unearned revenue	33,501	41,125	37,468
Recoveries of reserves	12,959	4,776	1,500
Loan charge‑offs	15,709	—	—
Deductions during period:
Loan payoffs and paydowns	(2,691,583)	(3,354,055)	(3,818,554)
Unfunded loan commitments (1)	(564,777)	(260,789)	(376,404)
Unearned revenue and costs	(19,001)	(13,772)	(51,808)
Reclassification to real estate owned, net	(100,025)	(39,400)	(31,200)
Provision for loan losses	(68,472)	(73,580)	(20,818)
Reclassification to held-for-sale loans	—	—	(36)
Use of loan charge‑offs	(15,709)	—	—
Balance at end of year	$11,033,997	$12,377,806	$14,254,674
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2024.
No change in internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, at December 31, 2024, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arbor Realty Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ Ernst & Young LLP
New York, New York
February 21, 2025
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have an insider trading policy and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees, as well as by the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2024 all filings required by Section 16(a) of the Exchange Act were made timely.
The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2025 Proxy Statement is incorporated herein by reference.
The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2025 Proxy Statement is incorporated herein by reference.
The information regarding our corporate governance under the caption “Board Committees” in the 2025 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information contained in the section captioned “Executive Compensation” of the 2025 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2025 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2025 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information regarding our independent accountants’ fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2025 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules.
See the index to the consolidated financial statements and schedules included in Item 8 of this report.
(b) Exhibits.

Exhibit #	Description	Form	Exhibit #	Filing Date

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/2003
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	8/7/2007
3.3	Articles Supplementary of Arbor Realty Trust, Inc.	S-11	3.2	11/13/2003
3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock.	8-A	3.7	6/2/2021
3.5	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock.	8-A	3.5	8/11/2021
3.6	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock.	8-A	3.6	10/12/2021
3.7	New Articles Supplementary classifying 3,565,000 shares of 6.25% Series F Cumulative Redeemable Preferred Stock	8-K	3.2	2/7/2022
3.8	Articles Supplementary designating Special Voting Preferred Stock.	8-K	3.1	7/15/2016
3.9	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	10-K	3.9	2/17/2023
4.1	Form of Certificate for Common Stock.	S-11/A		12/31/2003
4.2	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	6/2/2021
4.3	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	8/11/2021
4.4	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	10/12/2021
4.5	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee.	8-K	4.1	5/4/2021
4.6	Indenture, dated as of August 5, 2022, between Arbor Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	8/5/2022
4.7	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.5).
4.8	Description of securities of Arbor Realty Trust, Inc.
4.9	Form of 7.50% Convertible Senior Notes due 2025 (included in Exhibit 4.10).
4.10	Indenture, dated as of October 11, 2022, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	10/11/2022
4.11	Form of 8.50% Senior Notes due 2027 (included in Exhibit 4.10).
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.	8-K	10.3	7/15/2016
10.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.	S-11	10.6	11/13/2003
10.3	Form of Restricted Stock Agreement.	S-11	10.9	11/13/2003
10.4	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.	S-11	10.10	11/13/2003
10.5	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.30	5/11/2009

Exhibit #	Description	Form	Exhibit #	Filing Date

10.6	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.31	5/11/2009
10.7	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.	10-Q	10.32	5/11/2009
10.8	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.	10-Q	10.33	5/11/2009
10.9	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.	10-Q	10.34	5/11/2009
10.10	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.4	5/5/2017
10.11	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-K	10.12	2/15/2019
10.12	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	7/30/2021
10.13	Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K).	8-K	2.1	3/2/2016
10.14	Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto.	8-K	10.1	3/2/2016
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	10.1	7/15/2016
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	1.1	5/10/2017
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.	8-K	10.5	7/15/2016
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.	8-K	10.6	7/15/2016
10.19	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.1	7/31/2020
10.20	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.2	7/30/2021
10.21	Pooling and Servicing Agreement, dated as of February 1, 2022, by and among Arbor Private Label Depositor, LLC, Midland Loan Services, Computershare Trust Company and Wilmington Trust.	10-Q	10.1	5/6/2022

Exhibit #	Description	Form	Exhibit #	Filing Date

10.22	Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto.	8-K	10.1	5/4/2021
10.23	Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	S-4	10.2	6/28/2021
10.24	First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	10/29/2021
10.25	Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.1	10/29/2021
10.26	Third Amendment dated February 7, 2022 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	5/6/2022
10.27	Third Amended and Restated Annual Incentive Agreement, dated April 5, 2024, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	5/3/2024
19	Insider Trading Policy.
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Arbor Realty Trust, Inc. Clawback Policy.	10-K	97	2/20/2024
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2024, filed on February 21, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule IV.

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

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman
Date: February 21, 2025	Name:	Ivan Kaufman
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 21, 2025
Ivan Kaufman

/s/ Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2025
Paul Elenio

/s/ Kenneth J. Bacon	Director	February 21, 2025
Kenneth J. Bacon

/s/ Caryn Effron	Director	February 21, 2025
Caryn Effron

/s/ Edward Farrell	Director	February 21, 2025
Edward Farrell

/s/ William C. Green	Director	February 21, 2025
William C. Green

/s/ Melvin F. Lazar	Director	February 21, 2025
Melvin F. Lazar

/s/ Joseph Martello	Director	February 21, 2025
Joseph Martello

/s/ Elliot Schwartz	Director	February 21, 2025
Elliot Schwartz

/s/ Carrie Wilkens	Director	February 21, 2025
Carrie Wilkens