Form 10-Q
period 2025-03-31
ARBOR REALTY TRUST INC
filed 2025-05-02
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 192,160,232 shares of common stock outstanding at April 25, 2025.

Forward-Looking Statements
The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025 and in our other reports and filings with the SEC.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets:
Cash and cash equivalents	$308,842	$503,803
Restricted cash	40,563	156,376
Loans and investments, net (allowance for credit losses of $240,937 and $238,967)	11,215,625	11,033,997
Loans held-for-sale, net	314,635	435,759
Capitalized mortgage servicing rights, net	357,220	368,678
Securities held-to-maturity, net (allowance for credit losses of $10,767 and $10,846)	158,658	157,154
Investments in equity affiliates	77,095	76,312
Real estate owned, net	302,158	176,543
Due from related party	9,605	12,792
Goodwill and other intangible assets	87,727	88,119
Other assets	495,221	481,448
Total assets	$13,367,349	$13,490,981

Liabilities and Equity:
Credit and repurchase facilities	$4,780,753	$3,559,490
Securitized debt	3,286,395	4,622,489
Senior unsecured notes	1,237,160	1,236,147
Convertible senior unsecured notes	286,555	285,853
Junior subordinated notes to subsidiary trust issuing preferred securities	144,890	144,686
Mortgage notes payable — real estate owned	123,851	74,897
Due to related party	1,458	4,474
Due to borrowers	52,062	47,627
Allowance for loss-sharing obligations	85,515	83,150
Other liabilities	239,251	280,198
Total liabilities	10,237,890	10,339,011

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,682	633,684
Special voting preferred shares - 16,173,761 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 192,161,707 and 189,259,435 shares issued and outstanding	1,922	1,893
Additional paid-in capital	2,410,499	2,375,469
(Accumulated deficit) retained earnings	(38,600)	13,039
Total Arbor Realty Trust, Inc. stockholders' equity	3,007,503	3,024,085
Noncontrolling interest	121,956	127,885
Total equity	3,129,459	3,151,970
Total liabilities and equity	$13,367,349	$13,490,981
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At March 31, 2025 and December 31, 2024, assets of our consolidated VIEs totaled $4,439,674 and $6,124,925, respectively, and the liabilities of our consolidated VIEs totaled $3,297,014 and $4,637,744, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest income	$240,693	$321,292
Interest expense	165,251	217,676
Net interest income	75,442	103,616
Other revenue:
Gain on sales, including fee-based services, net	12,781	16,666
Mortgage servicing rights	8,131	10,199
Servicing revenue, net	25,603	31,526
Property operating income	4,387	1,570
Gain (loss) on derivative instruments, net	3,400	(5,257)
Other income, net	4,419	2,333
Total other revenue	58,721	57,037
Other expenses:
Employee compensation and benefits	46,036	47,694
Selling and administrative	16,312	13,933
Property operating expenses	3,474	1,678
Depreciation and amortization	3,744	2,571
Provision for loss sharing (net of recoveries)	1,786	273
Provision for credit losses (net of recoveries)	9,075	19,118
Total other expenses	80,427	85,267
Income before extinguishment of debt, loss on real estate, (loss) income from equity affiliates and income taxes	53,736	75,386
Loss on extinguishment of debt	(2,319)	—
Loss on real estate	(2,810)	—
(Loss) income from equity affiliates	(1,634)	1,418
Provision for income taxes	(3,591)	(3,592)
Net income	43,382	73,212
Preferred stock dividends	10,342	10,342
Net income attributable to noncontrolling interest	2,602	4,997
Net income attributable to common stockholders	$30,438	$57,873

Basic earnings per common share	$0.16	$0.31
Diluted earnings per common share	$0.16	$0.31

Weighted average shares outstanding:
Basic	190,060,776	188,710,390
Diluted	206,862,320	222,926,076

Dividends declared per common share	$0.43	$0.43
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended March 31, 2025
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
Issuance - common stock	—	—	2,363,750	24	29,184	—	29,208	—	29,208
Stock-based compensation, net	—	—	538,522	5	5,846	—	5,851	—	5,851
Distributions - common stock	—	—	—	—	—	(82,072)	(82,072)	—	(82,072)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,956)	(6,956)
Redemption of OP Units	(119,828)	(2)	—	—	—	—	(2)	(1,575)	(1,577)
Net income	—	—	—	—	—	40,780	40,780	2,602	43,382
Balance – March 31, 2025	42,465,761	$633,682	192,161,707	$1,922	$2,410,499	$(38,600)	$3,007,503	$121,956	$3,129,459

Three Months Ended March 31, 2024
Balance – January 1, 2024	42,585,589	$633,684	188,505,264	$1,885	$2,367,188	$115,216	$3,117,973	$136,632	$3,254,605
Stock-based compensation, net	—	—	946,852	10	5,148	—	5,158	—	5,158
Distributions - common stock	—	—	—	—	—	(81,314)	(81,314)	—	(81,314)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,006)	(7,006)
Net income	—	—	—	—	—	68,215	68,215	4,997	73,212
Balance – March 31, 2024	42,585,589	$633,684	189,452,116	$1,895	$2,372,336	$91,770	$3,099,685	$134,623	$3,234,308

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$43,382	$73,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,744	2,571
Stock-based compensation	5,935	6,020
Amortization and accretion of interest and fees, net	2,975	(46)
Amortization of capitalized mortgage servicing rights	17,758	16,631
Originations of loans held-for-sale	(608,808)	(857,805)
Proceeds from sales of loans held-for-sale, net of gain on sale	730,854	1,085,374
Mortgage servicing rights	(8,131)	(10,199)
Write-off of capitalized mortgage servicing rights from payoffs	3,106	1,787
Provision for loss sharing (net of recoveries)	1,786	273
Provision for credit losses (net of recoveries)	9,075	19,118
Net recoveries for loss sharing obligations	579	883
Deferred tax benefit	(137)	(3,952)
Loss (income) from equity affiliates	1,634	(1,418)
Distributions from operations of equity affiliates	640	—
Change in fair value of held-for-sale loans	(1,962)	(19)
(Gain) loss on derivative instruments, net	(3,400)	5,257
Loss on extinguishment of debt	2,319	—
Loss on real estate	2,810	—
Payoffs and paydowns of loans held-for-sale	487	14
Changes in operating assets and liabilities	(54,098)	(77,745)
Net cash provided by operating activities	150,548	259,956

Investing Activities:
Loans and investments funded, originated and purchased, net	(733,121)	(313,557)
Payoffs and paydowns of loans and investments	418,646	670,388
Deferred fees	8,308	3,464
Contributions to equity affiliates	(4,022)	(9,593)
Distributions from equity affiliates	965	69
Payoffs and paydowns of securities held-to-maturity	50	47
Investment in real estate, net	(7,671)	—
Change in due to borrowers and reserves	2,027	(19,234)
Net cash (used in) provided by investing activities	(314,818)	331,584

Financing activities:
Proceeds from credit and repurchase facilities	2,615,705	1,865,362
Payoffs and paydowns of credit and repurchase facilities	(1,392,099)	(2,187,147)
Proceeds from mortgage note payable - REO	98,089	—
Payoffs and paydowns of mortgage notes payable - REO	(49,134)	—
Payoffs and paydowns of securitized debt	(1,340,282)	(246,165)
Proceeds from issuance of common stock	29,208	—
Payments of withholding taxes on net settlement of vested stock	(84)	(862)
Distributions to stockholders	(99,375)	(98,667)
Payment of deferred financing costs	(6,955)	(6,576)
Redemption of operating partnership units	(1,577)	—
Net cash used in financing activities	(146,504)	(674,055)
Net decrease in cash, cash equivalents and restricted cash	(310,774)	(82,515)
Cash, cash equivalents and restricted cash at beginning of period	660,179	1,537,207
Cash, cash equivalents and restricted cash at end of period	$349,405	$1,454,692
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$503,803	$928,974
Restricted cash at beginning of period	156,376	608,233
Cash, cash equivalents and restricted cash at beginning of period	$660,179	$1,537,207

Cash and cash equivalents at end of period	$308,842	$908,049
Restricted cash at end of period	40,563	546,643
Cash, cash equivalents and restricted cash at end of period	$349,405	$1,454,692

Supplemental cash flow information:
Cash used to pay interest	$164,417	$209,712
Cash used to pay taxes	864	567

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	190,814	—
Settlement of loans and investments, net of real estate	196,457	—
Derecognition of real estate owned	72,044	—
Loan funded in conjunction with real estate sold	77,000	—
Distributions accrued on preferred stock	7,010	7,010
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Optigo® Conventional Loan and Small Balance Loan (“SBL”) lender, seller/servicer nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS”), which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2024 Annual Report.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, a currently high interest rate environment, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at March 31, 2025 inherently less certain.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2024 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2024.
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	March 31, 2025	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,057,542	96%	627	6.92%	11.6	0%	79%
Mezzanine loans	256,925	2%	60	7.70%	51.0	52%	81%
Preferred equity investments	148,845	1%	27	6.62%	50.9	62%	80%
Construction - multifamily	23,005	<1%	4	9.76%	22.4	0%	36%
SFR permanent loans	3,076	<1%	1	9.35%	7.3	0%	40%
Total UPB	11,489,393	100%	719	6.94%	13.0	2%	79%
Allowance for credit losses	(240,937)
Unearned revenue	(32,831)
Loans and investments, net (6)	$11,215,625

	December 31, 2024
Bridge loans (5)	$10,893,106	96%	688	6.89%	11.6	0%	80%
Mezzanine loans	255,556	2%	58	7.52%	51.8	51%	82%
Preferred equity investments	148,845	1%	27	6.42%	53.9	62%	79%
Construction - multifamily	4,367	<1%	2	9.97%	20.8	0%	42%
SFR permanent loans	3,082	<1%	1	9.36%	10.3	0%	40%
Total UPB	11,304,956	100%	776	6.90%	13.1	2%	80%
Allowance for credit losses	(238,967)
Unearned revenue	(31,992)
Loans and investments, net (6)	$11,033,997
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at March 31, 2025 and December 31, 2024 was 21.8 and 22.7, respectively.
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
(5)At March 31, 2025 and December 31, 2024, bridge loans included 372 and 423, respectively, of SFR loans with a total gross loan commitment of $4.35 billion and $4.18 billion, respectively, of which $2.25 billion and $1.99 billion, respectively, was funded.
(6)Excludes exit fee receivables of $43.5 million and $46.6 million at March 31, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Concentration of Credit Risk
We are subject to concentration risk in that, at March 31, 2025, the UPB related to 76 loans with 5 different borrowers represented 11% of total assets. At December 31, 2024, the UPB related to 83 loans with five different borrowers represented 10% of total assets. During both the three months ended March 31, 2025 and the year ended December 31, 2024, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
We assign a credit risk rating of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, with a pass rating being the lowest risk and a doubtful rating being the highest risk. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, payment status in accordance with current contractual terms, and funded cash reserves. Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. All portfolio assets are subject to, at a minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed; however, we maintain a higher level of scrutiny and focus on loans that we consider “high risk” and that possess deteriorating credit quality.
Generally speaking, given our typical loan profile, risk ratings of pass, pass/watch and special mention suggest that we expect the borrower to make both principal and interest payments according to the contractual terms of the current loan agreement or, we expect to recover our investment, including accrued interest, based on the current value of the collateral and/or financial strength of the guarantors. A risk rating of substandard indicates we have observed weaknesses in one or more of the loan's credit quality factors and we anticipate the loan may require a modification of some kind to avoid a loss of interest and/or principal. A risk rating of doubtful indicates we expect the loan to underperform over its term, there could be loss of interest and/or principal, and we may need to take action to protect our investment including foreclosing on the underlying collateral. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as the financial strength of guarantors, market strength, asset quality, or a borrower's ability to perform under modified loan terms may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at March 31, 2025, and charge-offs recorded for the three months ended March 31, 2025 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2025	2024	2023	2022	2021	Prior
Multifamily:
Pass	$367,940	$134,876	$52,364	$113,477	$55,453	$26,814	$750,924
Pass/Watch	61,802	472,209	297,282	851,639	842,472	200,895	2,726,299
Special Mention	—	144,363	35,688	2,084,634	2,067,639	148,294	4,480,618
Substandard	—	3,839	658	187,740	680,605	—	872,842
Doubtful	—	9,460	—	156,472	23,815	24,565	214,312
Total Multifamily	$429,742	$764,747	$385,992	$3,393,962	$3,669,984	$400,568	$9,044,995	2%	83%
Single-Family Rental:	Percentage of portfolio						79%
Pass	$24,715	$—	$—	$—	$18,976	$14,601	$58,292
Pass/Watch	128,410	692,739	430,621	460,893	165,413	37,293	1,915,369
Special Mention	—	49,001	94,875	55,440	—	77,916	277,232
Total Single-Family Rental	$153,125	$741,740	$525,496	$516,333	$184,389	$129,810	$2,250,893	0%	61%
Land:	Percentage of portfolio						20%
Pass	$—	$5,790	$—	$—	$—	$—	$5,790
Special Mention	—	—	—	—	—	3,500	3,500
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$5,790	$—	$—	$—	$131,428	$137,218	0%	96%
Office:	Percentage of portfolio						1%
Special Mention	$—	$—	$—	$—	$—	$35,067	$35,067
Total Office	$—	$—	$—	$—	$—	$35,067	$35,067	0%	93%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$18,600	$18,600
Doubtful	—	—	—	—	—	920	920
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$582,867	$1,512,277	$911,488	$3,910,295	$3,854,373	$718,093	$11,489,393	2%	79%

Charge-offs	$—	$3,000	$—	$1,000	$—	$—	$4,000

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
Geographic Concentration Risk
At March 31, 2025, underlying properties in Texas and Florida represented 23% and 16%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2025
	Multifamily	Land	Single-Family Rental	Retail	Commercial	Office	Total
Allowance for credit losses:
Beginning balance	$148,139	$78,130	$7,524	$3,293	$1,700	$181	$238,967
Provision for credit losses (net of recoveries)	6,772	(130)	(1,000)	—	—	328	5,970
Charge-offs (1)	(4,000)	—	—	—	—	—	(4,000)
Ending balance	$150,911	$78,000	$6,524	$3,293	$1,700	$509	$240,937

	Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$1,624	$3,293	$1,700	$142	$195,664
Provision for credit losses (net of recoveries)	16,652	62	1,113	—	—	(49)	17,778
Charge-offs	(1,500)	—	—	—	—	—	(1,500)
Ending balance	$125,999	$78,120	$2,737	$3,293	$1,700	$93	$211,942
________________________
(1)Represents the allowance for credit losses on a multifamily bridge loan and a multifamily mezzanine loan that was charged-off in connection with the foreclosure of the underlying collateral as real estate owned ("REO") assets at fair value.
During the three months ended March 31, 2025 and 2024, we recorded a $6.0 million and a $17.8 million provision for credit losses, net of recoveries, on our structured portfolio, respectively. The additional provision for credit losses during the three months ended March 31, 2025 was primarily attributable to specifically impaired multifamily loans, partially offset by improvements in the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Our current expected credit loss (“CECL”) allowance for unfunded loan commitments is adjusted quarterly and corresponds with the associated outstanding loans. At March 31, 2025 and December 31, 2024, we had outstanding unfunded commitments of $2.17 billion and $2.20 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent business.
At March 31, 2025 and December 31, 2024, accrued interest receivable related to our loans totaling $167.9 million and $154.4 million, respectively, was excluded from the estimate of credit losses and is included in other assets on the consolidated balance sheets. During the three months ended March 31, 2025, we wrote-off $3.3 million of interest receivable that was accrued at December 31, 2024.

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

	March 31, 2025
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$541,758	$525,474	$70,287	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$697,193	$670,110	$153,149	0%	99%

	December 31, 2024
Multifamily	$456,261	$444,400	$60,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$611,696	$589,036	$143,749	0%	99%
________________________
(1)Represents the UPB of 28 and 27 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at March 31, 2025 and December 31, 2024, respectively.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At March 31, 2025, 23 loans with an aggregate net carrying value of $454.3 million, net of loan loss reserves of $35.3 million, were classified as non-performing and, at December 31, 2024, 26 loans with an aggregate net carrying value of $598.9 million, net of related loan loss reserves of $23.8 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	March 31, 2025		December 31, 2024
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$508,467	$486,984	$649,227	$620,072
Commercial	1,700	1,700	1,700	1,700
Retail	920	910	920	910
Total	$511,087	$489,594	$651,847	$622,682
At both March 31, 2025 and December 31, 2024, we had no loans contractually past due greater than 60 days that are still accruing interest.
Other Non-accrual Loans
In this challenging economic environment, we have been experiencing late and partial payments on certain loans in our structured portfolio. Therefore, for loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all principal and interest, we classify those loans as non-accrual and recognize interest income only when cash is received. The table below is a summary of those loans that are 60 days past due or less that we have classified as non-accrual, and changes to those loans for the period presented (in thousands).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2025
Beginning balance (9 multifamily bridge loans)	$167,428
Loans that progressed to greater than 60 days past due	(82,290)
Loans modified or paid off (1)	(38,490)
Additional loans that are now less than 60 days past due experiencing late and partial payments	96,175
Ending balance (5 multifamily bridge loans)	$142,823

Three Months Ended March 31, 2024
Beginning balance (24 multifamily bridge loans)	$956,917
Loans that progressed to greater than 60 days past due	(174,860)
Loans modified or paid off (1)	(712,922)
Additional loans that are now less than 60 days past due experiencing late and partial payments	420,303
Ending balance (12 multifamily bridge loans)	$489,438
________________________
(1)The modifications included bringing the loans current by paying past due interest owed (see Loan Modifications section below).
During the three months ended March 31, 2025 and 2024, we recorded $4.5 million and $8.7 million, respectively, of interest income on non-performing and other non-accrual loans.
In addition, we have six loans with a carrying value totaling $121.4 million at March 31, 2025, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 9.95%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both March 31, 2025 and December 31, 2024, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Other (2)	Total (3)(4)
Multifamily	$849,365	$83,975	$933,340
Single-Family Rental	—	16,490	16,490
Total UPB	$849,365	$100,465	$949,830
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.18% and 2.56%, respectively, at March 31, 2025. A portion of these loans with a total UPB of $108.7 million were also modified to extend the weighted average term by 19.6 months. These modifications also include loans with a total UPB of $470.3 million in which the pay rate increases from time-to-time throughout the loans maturities.
(2)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments.
(3)The total UPB of the loan modifications made during the first quarter of 2025 was $949.8 million at March 31, 2025 and represents 8.27% of our total Structured Business loans and investments portfolio at March 31, 2025.
(4)At March 31, 2025, a modified loan with a UPB of $25.5 million has a specific reserve of $5.2 million.
During the three months ended March 31, 2025, we recorded $3.8 million of deferred interest on the loans that we modified in the first quarter of 2025 and $9.1 million for loans previously modified. At March 31, 2025, we have recorded deferred interest totaling $74.2 million on all modified loans to borrowers experiencing financial difficulty, which is included in other assets on the consolidated balance sheets.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Rate Reduction Without Term Extension (3)	Other (4)	Total (5)(6)
Multifamily	$1,071,069	$456,548	$18,400	$217,850	$1,763,867
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 6.96% and 2.09%, respectively, at March 31, 2024. A portion of these loans with a total UPB of $671.0 million were also modified to extend the weighted average term by 23.0 months.
(2)These loans were modified to extend the weighted average term by 9.3 months.
(3)This loan was modified to reduce the weighted average interest rate by 0.72%.
(4)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(5)The total UPB of the loan modifications made during the first quarter of 2024 was $1.76 billion at March 31, 2024 and represented 14.40% of our total Structured Business loans and investments portfolio at March 31, 2024.
(6)At March 31, 2024, modified loans with a total UPB of $88.1 million have specific reserves totaling $17.0 million.
At March 31, 2025 and December 31, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $49.1 million and $56.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.

All of the above modified loans were performing pursuant to their contractual terms at March 31, 2025, except for twelve loans with a total UPB of $385.0 million, which includes eight loans with a total UPB of $231.0 million that were modified to provide temporary rate relief through a pay and accrual feature. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. Five of these loans with a UPB of $174.5 million have a specific loan loss reserve of $32.5 million. The remaining

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
seven loans with a total UPB of $210.5 million have no specific reserves as the estimated fair value of the properties exceeded our carrying value at March 31, 2025.

There were no other material loan modifications, refinancings and/or extensions during the three months ended March 31, 2025 and 2024 for borrowers experiencing financial difficulty.
Loan Resolution
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
In July 2024, we exercised our right to foreclose on a property in Waco, Texas, that was the underlying collateral for a non-performing bridge loan with a UPB of $12.7 million, an interest rate of SOFR plus 3.75%, with a SOFR floor of 0.10%, and a net carrying value of $11.3 million, which was net of a $1.5 million loan loss reserve. At foreclosure, we recorded a $1.0 million loan loss recovery and charged-off the remaining loan loss reserve. Additionally, we simultaneously sold the property for $12.3 million to a new borrower and provided a new $12.3 million bridge loan with an interest rate of SOFR, with a SOFR floor of 5.25%, which was deemed to be a significant financing component of the transaction. As a result, we recorded a loss and corresponding liability of $1.0 million as an adjustment to the purchase price which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses (net of recoveries).
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
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At March 31, 2025, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 46% non-controlling limited partnership interest (see Note 8 for details) and $11.8 million from multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
See Note 9 for additional loan resolution details.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. At March 31, 2025 and December 31, 2024, we had total interest reserves of $236.4 million and $215.4 million, respectively, on 533 loans and 589 loans, respectively, with a total UPB of $8.42 billion and $8.65 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4 — Loans Held-for-Sale
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Fannie Mae	$173,329	$171,235
Private Label	83,870	38,962
Freddie Mac	38,736	159,201
FHA	16,988	65,589
SFR - Fixed Rate	2,777	3,246
	315,700	438,233

Fair value of future MSR	3,554	5,138
Unrealized impairment recovery (loss)	581	(1,381)
Unearned discount	(5,200)	(6,231)
Loans held-for-sale, net	$314,635	$435,759
During the three months ended March 31, 2025 and 2024, we sold $730.9 million and $1.09 billion, respectively, of loans held-for-sale.
At March 31, 2025 and December 31, 2024, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 6.7 years and 6.9 years at March 31, 2025 and December 31, 2024, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended March 31, 2025
	Originated	Acquired	Total
Beginning balance	$363,861	$4,817	$368,678
Additions	9,406	—	9,406
Amortization	(17,195)	(563)	(17,758)
Write-downs and payoffs	(3,067)	(39)	(3,106)
Ending balance	$353,005	$4,215	$357,220

	Three Months Ended March 31, 2024
Beginning balance	$382,582	$8,672	$391,254
Additions	12,684	—	12,684
Amortization	(15,821)	(810)	(16,631)
Write-downs and payoffs	(1,698)	(89)	(1,787)
Ending balance	$377,747	$7,773	$385,520
We collected prepayment fees totaling $1.0 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At March 31, 2025 and December 31, 2024, no MSRs were considered impaired.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The expected amortization of capitalized MSRs recorded at March 31, 2025 is as follows (in thousands):

Year	Amortization
2025 (nine months ending 12/31/2025)	$52,124
2026	64,715
2027	60,264
2028	53,258
2029	44,145
Thereafter	82,714
Total	$357,220
Based on scheduled maturities, actual amortization may vary from these estimates.
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2025
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$22,683,885	68%	New York	11%
Freddie Mac	6,123,074	18%	Texas	11%
Private Label	2,603,122	8%	North Carolina	8%
FHA	1,519,675	4%	California	7%
Bridge (2)	278,293	1%	Georgia	6%
SFR - Fixed Rate	276,839	1%	Florida	6%
Total	$33,484,888	100%	New Jersey	5%
			Other (3)	46%
			Total	100%

December 31, 2024
Fannie Mae	$22,730,056	67%	Texas	11%
Freddie Mac	6,077,020	18%	New York	11%
Private Label	2,605,980	8%	California	8%
FHA	1,506,948	5%	North Carolina	7%
Bridge (2)	278,494	1%	Georgia	6%
SFR - Fixed Rate	271,859	1%	Florida	6%
Total	$33,470,357	100%	New Jersey	5%
			Other (3)	46%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing, see Note 3 for details.
(3)No other individual state represented 4% or more of the total.
At March 31, 2025 and December 31, 2024, our weighted average servicing fee was 37.5 basis points and 37.8 basis points, respectively. At March 31, 2025 and December 31, 2024, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.30 billion and $1.45 billion, respectively, of which approximately $1.28 billion and $1.41 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Servicing fees	$32,543	$31,780
Interest earned on escrows	12,890	17,754
Prepayment fees	1,034	410
Write-offs and payoffs of MSRs	(3,106)	(1,787)
Amortization of MSRs	(17,758)	(16,631)
Servicing revenue, net	$25,603	$31,526
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At March 31, 2025, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 6.1 years. The weighted average effective interest rate was 8.84% at both March 31, 2025 and December 31, 2024, including the accretion of a portion of the discount deemed collectible. Approximately $192.8 million is estimated to mature in five to ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At March 31, 2025, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 12.9 years. The weighted average effective interest rate was 11.83% and 11.76% at March 31, 2025 and December 31, 2024, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $37.2 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
March 31, 2025
APL certificates	$192,791	$136,254	$(19,134)	$117,120	$1,659
B Piece bonds	37,170	22,404	9,759	32,163	9,108
Total	$229,961	$158,658	$(9,375)	$149,283	$10,767
December 31, 2024
APL certificates	$192,791	$134,834	$(22,803)	$112,031	$1,658
B Piece bonds	37,221	22,320	10,157	32,477	9,188
Total	$230,012	$157,154	$(12,646)	$144,508	$10,846

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended March 31, 2025
	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	1	(80)	(79)
Ending balance	$1,659	$9,108	$10,767

	Three Months Ended March 31, 2024
Beginning balance	$2,272	$3,984	$6,256
Provision for credit loss expense/(reversal)	(115)	1,456	1,341
Ending balance	$2,157	$5,440	$7,597
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of, or are, in foreclosure. The issuers continue to make timely principal and interest payments and we continue to accrue interest on all our securities.
We recorded interest income (including the amortization of discount) related to these investments of $3.7 million during both the three months ended March 31, 2025 and 2024.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at March 31, 2025
Equity Affiliates	March 31, 2025	December 31, 2024
Arbor Residential Investor LLC	$21,990	$23,868	$—
Fifth Wall Ventures	15,794	14,490	—
AMAC Holdings III LLC	15,370	15,413	35,067
AWC Real Estate Opportunity Partners I LP	14,877	13,562	108,450
ARSR DPREF I LLC	5,698	5,603	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	596	606	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$77,095	$76,312	$167,050
Arbor Residential Investor LLC. During the three months ended March 31, 2025 and 2024, we recorded a loss of $1.4 million and income of $1.6 million, respectively, to (loss) income from equity affiliates in our consolidated statements of income. Additionally, during the three months ended March 31, 2025, we received cash distributions of $0.5 million, which were classified as returns of capital. At both March 31, 2025 and December 31, 2024, our indirect interest in this business was 12.3%. The allocation of income is based on the underlying agreements, which may be different than our indirect interest, and was 9.2% at both March 31, 2025 and December 31, 2024.

Fifth Wall Ventures. During the three months ended March 31, 2025 and 2024, we recorded income of $0.5 million and $0.3 million, respectively, and made contributions of $0.8 million and $0.5 million, respectively.
AMAC Holdings III LLC (“AMAC III”). During the three months ended March 31, 2025 and 2024, we recorded a loss of $0.9 million and $0.5 million, respectively, and during the three months ended March 31, 2025, we made contributions of $0.9 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AWC Real Estate Opportunity Partners I LP ("AWC"). In the first quarter of 2025, in accordance with the fund’s objectives, AWC brought in an additional capital partner who committed to a $3.0 million investment. The new partner further diluted our interest in the fund to a 46.0% limited partnership interest, from 49.0% at December 31, 2024. Certain investments made by AWC were in qualified properties that have outstanding bridge loans originated by us totaling $108.5 million and a $13.0 million Fannie Mae DUS loan we continue to service. During the three months ended March 31, 2025 and 2024, we made contributions of $2.4 million and $8.4 million, respectively. During the three months ended March 31, 2025, we received distributions of $1.0 million, which were classified as returns of capital, and recorded a loss of $0.1 million related to this investment. Interest income recorded from the bridge loans was $2.1 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows (in thousands):

	March 31, 2025				December 31, 2024
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$69,114	$13,599	$7,947	$90,660	$29,171	$13,599	$7,947	$50,717
Building and intangible assets	181,837	38,648	—	220,485	99,812	35,561	—	135,373
Less: Impairment loss	—	(2,500)	—	(2,500)	—	(2,500)	—	(2,500)
Less: Accumulated depreciation and amortization	(3,688)	(2,799)	—	(6,487)	(4,497)	(2,550)	—	(7,047)
Real estate owned, net	$247,263	$46,948	$7,947	$302,158	$124,486	$44,110	$7,947	$176,543
At March 31, 2025, our REO assets were comprised of nine multifamily properties, two office buildings and two land parcels. At December 31, 2024, our REO assets were comprised of four multifamily property, two office buildings and two land parcels.
During the three months ended March 31, 2025, we foreclosed on seven multifamily bridge loans with an aggregate net carrying value of $192.7 million, net of specific CECL reserves of $4.0 million, and received ownership of the underlying collateral as REO assets. Upon foreclosure, we recognized a loss of $1.8 million, which was recorded through loss on real estate on the consolidated statements of income.
During the three months ended March 31, 2025, we sold two multifamily REO assets for $77.0 million, repaid the mortgage notes outstanding of $49.1 million, and recognized a $1.9 million gain. Additionally, we provided full financing to the new borrowers through two new bridge loans totaling $77.0 million. One bridge loan has a fixed rate of 4.75% for the first year, 5.50% for the second year and 6.00% for the third year, while the other bridge loan bears interest at a rate of SOFR plus 2.00%. The new financings provided were deemed to be a significant financing component of the transactions and, as a result, we recorded a loss and corresponding liability totaling $2.8 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The gains and losses of these transactions were recorded through loss on real estate on the consolidated statements of income.
At March 31, 2025 and December 31, 2024, we had mortgage notes payable totaling $123.9 million and $74.9 million, respectively, which are collateralized by our REO assets. Interest rates on the mortgage notes range from PRIME plus 1.10% to SOFR plus 3.25%, with maturities spanning from June 2025 to March 2026.
At March 31, 2025 and December 31, 2024, our nine multifamily REO properties had a weighted average occupancy rate of approximately 48% and 77%, respectively. At both March 31, 2025 and December 31, 2024, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $2.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
Our REO assets had restricted cash balances due to escrow requirements totaling $1.5 million and $2.9 million at March 31, 2025 and December 31, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			March 31, 2025			December 31, 2024
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.9B joint repurchase facility (3)	Jul. 2025	Jul. 2026	$748,753	$1,235,968	6.75%	$657,690	$1,104,791
$1.15B repurchase facility	(10)	N/A	1,113,614	1,398,106	6.26%	—	—
$1B repurchase facility (3)	Aug. 2025	Aug. 2026	196,386	303,943	6.96%	215,459	336,193
$1B repurchase facility	(6)	N/A	761,498	1,039,585	7.18%	781,812	1,055,321
$750M repurchase facility (3)(7)	Dec. 2026	Dec. 2027	313,503	491,985	6.83%	202,798	362,695
$650M repurchase facility (3)(4)	Oct. 2025	N/A	470,189	638,975	6.90%	499,017	678,017
$400M credit facility	Mar. 2027	N/A	107,321	207,035	7.67%	138,695	237,123
$400M repurchase facility	Jan. 2027	Jan. 2028	91,935	134,335	6.76%	74,896	109,920
$350M repurchase facility	Mar. 2026	N/A	127,773	203,135	6.52%	134,189	203,135
$250M repurchase facility	Sept. 2027	(8)	7,569	13,453	7.67%	—	—
$250M repurchase facility	Oct. 2025	Oct. 2026	116,628	146,365	5.90%	—	—
$200M repurchase facility	Mar. 2027	Mar. 2028	187,369	260,960	6.96%	155,676	214,441
$150M repurchase facility	Oct. 2025	N/A	123,536	164,863	7.42%	108,696	145,148
$110M loan specific credit facilities	Sept. 2025 to Jul. 2026	Sept. 2026 to Aug. 2027	101,414	138,458	6.56%	133,965	181,108
$40M credit facility	Apr. 2026	Apr. 2027	15,422	24,610	6.76%	15,387	24,610
$35M working capital facility	Apr. 2026	N/A	—	—	—	—	—
Repurchase facility - securities (3)(5)	N/A	N/A	18,439	—	6.11%	18,549	—
Structured Business total (9)			$4,501,349	$6,401,776	6.75%	$3,136,829	$4,652,502

Agency Business
$750M ASAP agreement	N/A	N/A	$39,606	$39,656	5.46%	$62,196	$62,372
$500M repurchase facility	Nov. 2025	N/A	6,909	6,909	5.80%	40,872	41,165
$200M credit facility	Mar. 2026	N/A	125,570	137,407	5.81%	141,169	141,971
$200M credit facility	Jul. 2025	N/A	42,514	42,577	5.76%	137,762	138,793
$100M joint repurchase facility (3)	Jul. 2025	Jul. 2026	62,301	83,870	6.16%	28,611	38,962
$50M credit facility	Sept. 2025	N/A	2,504	2,504	5.76%	11,723	11,723
$1M repurchase facility (3)(4)	Oct. 2025	N/A	—	—	6.80%	328	469
Agency Business total			$279,404	$312,923	5.83%	$422,661	$435,455
Consolidated total			$4,780,753	$6,714,699	6.70%	$3,559,490	$5,087,957
________________________
(1)At March 31, 2025 and December 31, 2024, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $10.9 million and $8.6 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.3 million and $0.2 million, respectively.
(2)At March 31, 2025 and December 31, 2024, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(5)At both March 31, 2025 and December 31, 2024, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.6 million.
(6)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7)$500.0 million of this facility is available for financing performing loans and $250.0 million is available for financing non-performing loans.
(8)We have the ability to extend the maturity of this facility in one-year increments, subject to lender approval.
(9)These amounts exclude outstanding mortgage notes payable on our REO assets with a debt carrying value of $123.9 million and $74.9 million at March 31, 2025 and December 31, 2024, respectively.
(10)This facility matures at the latest maturity date of all purchased assets, which is currently February 2028.
Structured Business
At March 31, 2025 and December 31, 2024, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.10% and 7.43%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 70% and 67% at March 31, 2025 and December 31, 2024, respectively.
In March 2025, we entered into a $1.15 billion repurchase facility to finance the loans primarily held in our CLOs. This facility can be upsized to $1.25 billion within the first 90 days and has a 24-month reinvestment period through March 2027. The facility has an interest rate of SOFR plus 1.85% and matures at the latest maturity date of all purchased assets, which is currently February 2028. Additionally, this facility is approximately 88% non-recourse to us and has an 80% advance rate.
In January 2025, we amended a $200.0 million repurchase facility to increase the facility size to $400.0 million and extend the maturity to January 2027, with a one-year extension option.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
March 31, 2025	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 18	$1,246,319	$1,244,153	6.42%	$1,619,662	$1,618,935	$—
CLO 17	1,408,697	1,407,044	6.16%	1,796,122	1,795,594	—
CLO 16	598,767	597,360	5.98%	861,110	860,372	—
Total CLOs (5)	3,253,783	3,248,557	6.23%	4,276,894	4,274,901	—
Q Series securitization	37,950	37,838	6.41%	82,440	82,414	—
Total securitized debt	$3,291,733	$3,286,395	6.23%	$4,359,334	$4,357,315	$—

December 31, 2024
CLO 19	$753,987	$751,364	7.02%	$912,935	$912,392	$—
CLO 18	1,335,647	1,332,950	6.47%	1,684,765	1,684,285	37,090
CLO 17	1,482,657	1,480,495	6.15%	1,811,391	1,810,463	50,910
CLO 16	682,845	681,008	5.93%	944,660	943,542	—
CLO 14	326,238	326,238	6.11%	452,751	452,526	—
Total CLOs (5)	4,581,374	4,572,055	6.35%	5,806,502	5,803,208	88,000
Q Series securitization	50,641	50,434	6.49%	94,940	94,895	—
Total securitized debt	$4,632,015	$4,622,489	6.35%	$5,901,442	$5,898,103	$88,000
________________________
(1)Debt carrying value is net of $5.2 million and $9.5 million of deferred financing fees at March 31, 2025 and December 31, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2)At March 31, 2025 and December 31, 2024, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 6.53% and 6.59%, respectively, and the Q Series securitization was 7.48% and 7.46%, respectively.
(3)At March 31, 2025 and December 31, 2024, 43 and 46 loans, respectively, with a total UPB of $1.72 billion and $1.60 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $14.4 million and $43.4 million at March 31, 2025 and December 31, 2024, respectively.
(5)The replenishment period for all CLOs has ended as follows: CLO 14 - September 2023, CLO 16 – March 2024, CLO 19 – May 2024, CLO 17 – June 2024, and CLO 18 – August 2024.
CLO 14 and 19. In March 2025, we unwound CLO 14 and 19, redeeming the remaining outstanding notes totaling $1.08 billion, which were repaid from a new $1.15 billion repurchase facility. We expensed $2.3 million of deferred financing fees related to the unwind of these CLOs, into loss on extinguishment of debt on the consolidated statements of income.
Securitization Paydowns. During the three months ended March 31, 2025, outstanding notes totaling $247.4 million on our existing CLOs and $12.7 million on the Q Series securitization have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

Senior Unsecured Notes	Issuance Date		March 31, 2025			December 31, 2024
		Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)

9.00% Notes (3)	Oct. 2024	Oct. 2027	$100,000	$98,497	9.00%	$100,000	$98,352	9.00%
7.75% Notes (3)	Mar. 2023	Mar. 2026	95,000	94,420	7.75%	95,000	94,275	7.75%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	148,660	8.50%	150,000	148,531	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,406	5.00%	180,000	178,300	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	268,811	4.50%	270,000	268,601	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	174,318	5.00%	175,000	174,161	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	274,048	4.50%	275,000	273,927	4.50%
			$1,245,000	$1,237,160	5.73%	$1,245,000	$1,236,147	5.73%
________________________
(1)At March 31, 2025 and December 31, 2024, the carrying value is net of deferred financing fees of $7.8 million and $8.9 million, respectively.
(2)At both March 31, 2025 and December 31, 2024, the aggregate weighted average note rate, including certain fees and costs, was 6.02%.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
March 31, 2025	$287,500	$945	$286,555

December 31, 2024	$287,500	$1,647	$285,853
During both the three months ended March 31, 2025 and 2024, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% at both March 31, 2025 and December 31, 2024. At March 31, 2025, the 7.50% convertible senior notes had a conversion rate of 61.2751 shares of common stock per $1,000 of principal, which represented a conversion price of $16.32 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $144.9 million and $144.7 million at March 31, 2025 and December 31, 2024, respectively, which is net of a deferred amount of $8.1 million and $8.3 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.3 million and $1.4 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 7.16% and 7.18% at March 31, 2025 and December 31, 2024, respectively. Including certain fees and costs, the weighted average note rate was 7.25% and 7.26% at March 31, 2025 and December 31, 2024, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2025.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at March 31, 2025, as well as on the most recent determination dates in April 2025. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in April 2025 are as follows:

Cash Flow Triggers	CLO 16	CLO 17	CLO 18
Overcollateralization (1)
Current	142.15%	122.65%	127.91%
Limit	120.21%	121.51%	123.03%
Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)
Current	190.88%	147.45%	145.71%
Limit	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 16	CLO 17	CLO 18
April 2025	142.15%	122.65%	127.91%
January 2025	136.19%	122.10%	123.89%
October 2024	129.98%	123.14%	124.20%
July 2024	127.64%	121.78%	123.67%
April 2024	120.81%	121.71%	123.87%
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$83,150	$71,634
Provisions for loss sharing	2,177	1,059
Provisions reversal for loan repayments	(391)	(13)
Recoveries (charge-offs), net	579	110
Ending balance	$85,515	$72,790
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
removed only upon either the expiration or settlement of the guarantee. At March 31, 2025 and December 31, 2024, we had $34.7 million and $34.8 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2025 and December 31, 2024, we had outstanding advances of $1.3 million and $1.9 million, respectively, which were netted against the allowance for loss-sharing obligations.
At March 31, 2025 and December 31, 2024, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $50.8 million and $48.3 million, respectively, and represented 0.22% and 0.21%, respectively, of our Fannie Mae servicing portfolio. During the three months ended March 31, 2025 and 2024, we recorded an increase in CECL reserves of $2.5 million and $1.1 million, respectively.
At March 31, 2025 and December 31, 2024, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.27 billion and $4.30 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three months ended March 31, 2025 and 2024, we recorded net gains of $4.7 million and less than $0.1 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $8.1 million and $10.2 million, respectively. See Note 13 for details.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At March 31, 2025 and December 31, 2024, we had $1.4 million and $2.3 million, respectively, included in others assets, which was comprised of cash posted as collateral of $2.8 million and $2.0 million, respectively, and net liability and net asset positions of $1.5 million and $0.3 million, respectively, from the fair value of our treasury futures.
During the three months ended March 31, 2025, we recorded realized gains of $0.5 million and unrealized losses of $1.7 million to our Agency Business. During the three months ended March 31, 2024, we recorded realized losses of $0.1 million and unrealized gains of $0.4 million to our Agency Business.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	March 31, 2025
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	6	$39,493	Other assets/other liabilities	$309	$(324)
Forward sale commitments	22	268,546	Other assets/other liabilities	1,240	(333)
Treasury futures	82	8,200		—	—
		$316,239		$1,549	$(657)

	December 31, 2024
Forward sale commitments	44	$396,024	Other assets/other liabilities	$95	$(4,209)
Treasury futures	82	8,200		—	—
		$404,224		$95	$(4,209)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	March 31, 2025			December 31, 2024
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,489,393	$11,215,625	$11,248,443	$11,304,956	$11,033,997	$11,122,205
Loans held-for-sale, net	315,700	314,635	324,521	438,233	435,759	449,339
Capitalized mortgage servicing rights, net	n/a	357,220	492,930	n/a	368,678	511,282
Securities held-to-maturity, net	229,961	158,658	149,283	230,012	157,154	144,508
Derivative financial instruments	249,585	1,549	1,549	41,724	95	95

Financial liabilities:
Credit and repurchase facilities	$4,791,967	$4,780,753	$4,796,367	$3,568,361	$3,559,490	$3,592,120
Securitized debt	3,291,733	3,286,395	3,285,150	4,632,015	4,622,489	4,616,409
Senior unsecured notes	1,245,000	1,237,160	1,136,669	1,245,000	1,236,147	1,160,154
Convertible senior unsecured notes	287,500	286,555	287,213	287,500	285,853	287,500
Junior subordinated notes	154,336	144,890	109,821	154,336	144,686	109,099
Mortgage notes payable - real estate owned	123,851	123,851	122,975	74,897	74,897	74,495
Derivative financial instruments	58,454	657	657	354,300	4,209	4,209
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at March 31, 2025 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,549	$1,549	$—	$1,240	$309

Financial liabilities:
Derivative financial instruments	$657	$657	$—	$657	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at March 31, 2025 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$516,961	$516,961	$—	$—	$516,961
Loans held-for-sale (2)	12,896	12,896	—	12,896	—
	$529,857	$529,857	$—	$12,896	$516,961
________________________
(1)We had an allowance for credit losses of $153.1 million relating to 28 impaired loans with an aggregate carrying value, before loan loss reserves, of $670.1 million at March 31, 2025. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment loss of $1.2 million related to 3 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $14.1 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at March 31, 2025 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$455,187	Discounted cash flows	Capitalization rate	6.08%	5.75% - 7.00%

Land	49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	11,775	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$309	Discounted cash flows	W/A discount rate	11.13%	11.13%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2025	2024
Derivative assets and liabilities, net
Beginning balance	$—	$428
Settlements	(7,822)	(9,436)
Realized gains recorded in earnings	7,822	9,008
Unrealized gains recorded in earnings	309	1,071
Ending balance	$309	$1,071
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

March 31, 2025	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$39,493	$309	$—	$309
Forward sale commitments	268,546	—	—	—
Loans held-for-sale, net (1)	315,700	3,554	581	4,135
Total		$3,863	$581	$4,444
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at March 31, 2025 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,215,625	$11,248,443	$—	$—	$11,248,443
Loans held-for-sale, net	314,635	324,521	—	320,967	3,554
Capitalized mortgage servicing rights, net	357,220	492,930	—	—	492,930
Securities held-to-maturity, net	158,658	149,283	—	—	149,283

Financial liabilities:
Credit and repurchase facilities	$4,780,753	$4,796,367	$—	$279,404	$4,516,963
Securitized debt	3,286,395	3,285,150	—	—	3,285,150
Senior unsecured notes	1,237,160	1,136,669	1,136,669	—	—
Convertible senior unsecured notes	286,555	287,213	—	287,213	—
Junior subordinated notes	144,890	109,821	—	—	109,821
Mortgage notes payable - real estate owned	123,851	122,975	—	—	122,975
Note 14 — Commitments and Contingencies
Agency Business Commitments. We must make certain representations and warranties concerning each loan we originate for the GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans, the accuracy of the information being provided by us and the conformity of the loans to the terms and conditions required by the GSEs and HUD. In the event of a breach of any representation or warranty, the GSEs or HUD could require us to repurchase a loan, even if the loan is not in default. Our obligation to repurchase the loan is independent of our risk-sharing obligations.
Our Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, and compliance with reporting requirements. Our adjusted net worth and liquidity required by the agencies for all periods presented exceeded these requirements.
At March 31, 2025, we were required to maintain at least $22.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At March 31, 2025, the restricted liquidity requirement totaled $94.0 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At March 31, 2025, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $32.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At March 31, 2025, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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
Debt Obligations and Operating Leases. At March 31, 2025, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2025 (nine months ending December 31, 2025)	$3,204,089	$8,370	$3,212,459
2026	3,988,891	11,425	4,000,316
2027	1,250,044	9,913	1,259,957
2028	1,297,027	9,228	1,306,255
2029	—	8,714	8,714
2030	—	8,756	8,756
Thereafter	154,336	10,924	165,260
Total	$9,894,387	$67,330	$9,961,717
During the three months ended March 31, 2025 and 2024, we recorded lease expense of $2.8 million and $2.6 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $2.17 billion at March 31, 2025 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below under “Securities Class Action” and "Derivative Actions," we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition. Because the results of legal proceedings are inherently unpredictable and uncertain, we are currently unable to predict whether it will have a material adverse effect on our business, financial condition or results of operations.

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
On April 10, 2025, we served a motion to dismiss the case, which remains pending.
We believe that the allegations in the lawsuit are without merit, and we intend to vigorously defend against the claims. At this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Derivative Actions
On February 26, 2025, a purported shareholder filed a verified shareholder derivative suit in the United States District Court for the District of Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board, asserting claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under the Exchange Act, arising from substantially the same facts and events as alleged in the above-mentioned Securities Class Action. The complaint seeks unspecified damages, costs and expenses, as well as other relief. On March 17, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint, and the derivative actions were consolidated as In re Arbor Realty Trust, Inc. Stockholder Derivative Litigation, No. 1:25-cv-00639. The consolidated case is in the early stages.
On April 18, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint in the District Court for the Eastern District of New York. This case is also in the early stages.
We believe that the allegations in the lawsuits are without merit, and we intend to vigorously defend against the claims. At this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Restricted cash	$14,441	$131,381
Loans and investments, net	4,357,314	5,898,102
Other assets	67,919	95,442
Total assets	$4,439,674	$6,124,925

Liabilities:
Securitized debt	$3,286,395	$4,622,489
Other liabilities	10,619	15,255
Total liabilities	$3,297,014	$4,637,744
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 53 VIEs in which we have a variable interest at March 31, 2025 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at March 31, 2025 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$1,191,624
APL certificates	137,913
Equity investments	34,861
B Piece bonds	31,512
Agency interest only strips	82
Total	$1,395,992
________________________
(1)Represents the carrying amount of loans and investments before reserves. At March 31, 2025, $221.6 million of loans to VIEs had corresponding specific loan loss reserves of $88.5 million. The maximum loss exposure at March 31, 2025 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.41 billion at March 31, 2025.
Note 16 — Equity
Common Stock. We have an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the first quarter of 2025, we sold 2,363,750 shares of our common stock at an average price of $12.39 per share for net proceeds of $29.3 million. At March 31, 2025, we had 26,974,542 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At March 31, 2025, there was $138.6 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC (“ACM”) in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2025, there were 16,173,761 OP Units outstanding, which represented 7.8% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2025 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 19, 2025	$0.43	March 28, 2025	$0.3984375	$0.390625	$0.390625
Common Stock – On April 30, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on May 30, 2025 to common stockholders of record as of the close of business on May 16, 2025.
Deferred Compensation. During the first quarter of 2025, we granted 629,028 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $7.8 million, of which: (1) 224,237 shares with a grant date fair value of $2.8 million vested on the grant date in 2025; (2) 197,225 shares with a grant date fair value of $2.4 million will vest in 2026; (3) 197,412 shares with a grant date fair value of $2.4 million will vest in 2027; and (4) 10,154 shares with a grant date fair value of $0.1 million will vest in 2028.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the first quarter of 2025, we granted our chief executive officer 170,674 shares of restricted common stock with a grant date fair value of $2.1 million that vest in full in the first quarter of 2028. We also granted our chief executive officer up to 682,699 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $2.7 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives.
We also issued 47,725 fully-vested RSUs with a grant date fair value of $0.6 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During the first quarter of 2025, we withheld 257,167 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$30,438	$30,438	$57,873	$57,873
Net income attributable to noncontrolling interest (2)	—	2,602	—	4,997
Interest expense on convertible notes (3)	—	—	—	6,084
Net income attributable to common stockholders and noncontrolling interest	$30,438	$33,040	$57,873	$68,954
Weighted average shares outstanding	190,060,776	190,060,776	188,710,390	188,710,390
Dilutive effect of OP Units (2)	—	16,249,284	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	17,414,547
Dilutive effect of RSUs (4)	—	552,260	—	507,550
Weighted average shares outstanding	190,060,776	206,862,320	188,710,390	222,926,076
Net income per common share (1)	$0.16	$0.16	$0.31	$0.31
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The three months ended March 31, 2025 excludes interest expense of $6.1 million and potentially dilutive shares of 17,616,593 attributable to convertible debt since their effect would have been anti-dilutive.
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
In both the three months ended March 31, 2025 and 2024, we recorded a tax provision of $3.6 million. In the three months ended March 31, 2025, we recorded a current tax provision of $3.7 million and a deferred tax benefit of $0.1 million. The tax provision recorded in the three months ended March 31, 2024 consisted of a current tax provision of $7.6 million and a deferred tax benefit of $4.0 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities of the consolidated balance sheets.
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During both the three months ended March 31, 2025 and 2024, we incurred $0.9 million of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $9.6 million and $12.8 million at March 31, 2025 and December 31, 2024, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $1.5 million and $4.5 million at March 31, 2025 and December 31, 2024, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During both the three months ended March 31, 2025 and 2024, we reimbursed the aircraft owner $0.3 million, for the flights chartered by our executives pursuant the agreement.
In July 2024, we committed to fund a $62.4 million bridge loan ($4.0 million of which was funded at March 31, 2025) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.1 million for the three months ended March 31, 2025.
In May 2024, we committed to fund a $42.5 million bridge loan ($7.8 million was funded at March 31, 2025) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.2 million for the three months ended March 31, 2025.
In 2023, we committed to fund a $56.9 million bridge loan ($54.7 million was funded at March 31, 2025) for an SFR build-to-rent construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. The loan has an interest rate of SOFR plus 5.50% with a SOFR floor of 3.25% and matures in December 2025, with two six-month extension options. Interest income recorded from this loan was $1.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
In 2022, we purchased a $46.2 million bridge loan originated by ACM at par for an SFR build-to-rent construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. The loan had an interest rate of SOFR plus 5.50% and was scheduled to mature in March 2025. Interest

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
income recorded from this loan was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. In February 2025, the original $46.2 million bridge loan was refinanced with a new $52.6 million bridge loan ($10.1 million was funded at March 31, 2025). The new loan has an interest rate of SOFR plus 4.75% and matures in February 2027. Interest income recorded from this loan was $0.1 million for the three months ended March 31, 2025.
In 2022, we committed to fund a $67.1 million bridge loan ($45.5 million was funded at March 31, 2025) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2025, which was extended to May 2026. Interest income recorded from this loan was $1.0 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($35.6 million was funded at March 31, 2025) in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and was scheduled to mature in March 2025, which was extended to March 2026. Interest income recorded from this loan was $0.7 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
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
In 2020, we committed to fund a $32.5 million bridge loan, and made a $3.5 million preferred equity investment in an SFR build-to-rent construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 21.8% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 3.75% with a SOFR floor of 0.75% and the preferred equity investment has a 12.00% fixed rate. Both loans were scheduled to mature in December 2023. In November 2023, the bridge loan was upsized to a maximum of $39.9 million ($39.5 million was funded at March 31, 2025) and the maturity on the bridge loan and preferred equity investment were both extended to May 2025, and we are currently in negotiations with this borrower to further extend the maturity. Interest income recorded from these loans was $1.0 million for both the three months ended March 31, 2025 and 2024.
In 2020, we committed to fund a $30.5 million bridge loan and we made a $4.6 million preferred equity investment in a SFR build-to-rent construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and own an 18.9% equity interest in the borrowing entity. The bridge loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 1.00% and was scheduled to mature in May 2023 and the preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023. In April 2023, the bridge loan was upsized to a maximum of $38.8 million ($33.8 million was funded at March 31, 2025), and the maturity on both loans was extended to May 2025, and we are currently in negotiations with this borrower to further extend the maturity. Interest income recorded from these loans was $1.0 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million for both the three months ended March 31, 2025 and 2024.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. During the three months ended March 31, 2025 and 2024, we recorded a loss associated with this investment of $0.9 million and $0.5 million, respectively. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025. In February 2025, we modified this loan to extend the maturity to February 2028 in exchange for an immediate paydown of $0.3 million and an additional paydown of $1.7 million that was made in the first quarter of 2025. Interest income recorded from the bridge loan was $0.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in January 2025, which was extended to May 2025, and we are currently in negotiations with this borrower to further extend the maturity. Interest income recorded from this loan was $0.1 million for both the three months ended March 31, 2025 and 2024.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. Interest income recorded from this loan was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
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
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. At March 31, 2025, we had an indirect interest of 12.3% in this entity. We recorded a loss of $1.4 million and income of $1.6 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we received cash distributions of $0.5 million, which were classified as returns of capital.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2025, this debt had an aggregate outstanding balance of approximately $400.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At March 31, 2025, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$230,087	$10,606	$—	$240,693
Interest expense	161,579	3,672	—	165,251
Net interest income	68,508	6,934	—	75,442
Other revenue:
Gain on sales, including fee-based services, net	—	12,781	—	12,781
Mortgage servicing rights	—	8,131	—	8,131
Servicing revenue	—	43,361	—	43,361
Amortization of MSRs	—	(17,758)	—	(17,758)
Property operating income	4,387	—	—	4,387
Gain on derivative instruments, net	—	3,400	—	3,400
Other income, net	2,078	2,341	—	4,419
Total other revenue	6,465	52,256	—	58,721
Other expenses:
Employee compensation and benefits	18,157	23,266	—	41,423
Commissions	—	4,613	—	4,613
Selling and administrative	8,932	7,380	—	16,312
Property operating expenses	3,474	—	—	3,474
Depreciation and amortization	3,352	392	—	3,744
Provision for loss sharing	—	1,786	—	1,786
Provision for credit losses (net of recoveries)	9,154	(79)	—	9,075
Total other expenses	43,069	37,358	—	80,427
Income before extinguishment of debt, loss on real estate, loss from equity affiliates and income taxes	31,904	21,832	—	53,736
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(2,810)	—	—	(2,810)
Loss from equity affiliates	(1,634)	—	—	(1,634)
Benefit from (provision for) income taxes	639	(4,230)	—	(3,591)
Net income	25,780	17,602	—	43,382
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	2,602	2,602
Net income attributable to common stockholders	$15,438	$17,602	$(2,602)	$30,438

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$307,888	$13,404	$—	$321,292
Interest expense	212,600	5,076	—	217,676
Net interest income	95,288	8,328	—	103,616
Other revenue:
Gain on sales, including fee-based services, net	—	16,666	—	16,666
Mortgage servicing rights	—	10,199	—	10,199
Servicing revenue	—	48,157	—	48,157
Amortization of MSRs	—	(16,631)	—	(16,631)
Property operating income	1,570	—	—	1,570
Loss on derivative instruments, net	—	(5,257)	—	(5,257)
Other income, net	2,300	33	—	2,333
Total other revenue	3,870	53,167	—	57,037
Other expenses:
Employee compensation and benefits	18,547	23,423	—	41,970
Commissions	—	5,724	—	5,724
Selling and administrative	6,796	7,137	—	13,933
Property operating expenses	1,678	—	—	1,678
Depreciation and amortization	1,398	1,173	—	2,571
Provision for loss sharing (net of recoveries)	—	273	—	273
Provision for credit losses (net of recoveries)	17,777	1,341	—	19,118
Total other expenses	46,196	39,071	—	85,267
Income before income from equity affiliates and income taxes	52,962	22,424	—	75,386
Income from equity affiliates	1,418	—	—	1,418
Provision for income taxes	(81)	(3,511)	—	(3,592)
Net income	54,299	18,913	—	73,212
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	4,997	4,997
Net income attributable to common stockholders	$43,957	$18,913	$(4,997)	$57,873
________________________
(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2025
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$55,328	$253,514	$308,842
Restricted cash	15,943	24,620	40,563
Loans and investments, net	11,215,625	—	11,215,625
Loans held-for-sale, net	—	314,635	314,635
Capitalized mortgage servicing rights, net	—	357,220	357,220
Securities held-to-maturity, net	—	158,658	158,658
Investments in equity affiliates	77,095	—	77,095
Real estate owned, net	302,158	—	302,158
Goodwill and other intangible assets	12,500	75,227	87,727
Other assets and due from related party	249,904	254,922	504,826
Total assets	$11,928,553	$1,438,796	$13,367,349

Liabilities:
Debt obligations	$9,580,201	$279,403	$9,859,604
Allowance for loss-sharing obligations	—	85,515	85,515
Other liabilities and due to related parties	206,181	86,590	292,771
Total liabilities	$9,786,382	$451,508	$10,237,890

	December 31, 2024
Assets:
Cash and cash equivalents	$58,188	$445,615	$503,803
Restricted cash	134,320	22,056	156,376
Loans and investments, net	11,033,997	—	11,033,997
Loans held-for-sale, net	—	435,759	435,759
Capitalized mortgage servicing rights, net	—	368,678	368,678
Securities held-to-maturity, net	—	157,154	157,154
Investments in equity affiliates	76,312	—	76,312
Real estate owned, net	176,543	—	176,543
Goodwill and other intangible assets	12,500	75,619	88,119
Other assets and due from related party	415,310	78,930	494,240
Total assets	$11,907,170	$1,583,811	$13,490,981

Liabilities:
Debt obligations	$9,500,901	$422,661	$9,923,562
Allowance for loss-sharing obligations	—	83,150	83,150
Other liabilities and due to related parties	244,948	87,351	332,299
Total liabilities	$9,745,849	$593,162	$10,339,011

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Origination Data:
Structured Business
Bridge:
Multifamily	$367,750	$39,235
SFR	356,294	171,490
	724,044	210,725

Mezzanine / Preferred Equity	4,440	45,129
Construction - Multifamily	18,637	—

Total New Loan Originations	$747,121	$255,854

Number of Loans Originated	20	59

Commitments:
SFR	$162,400	$411,617
Construction - Multifamily	92,000	—
Total Commitments	$254,400	$411,617

Loan Runoff	$421,941	$640,018

Agency Business
Origination Volumes by Investor:
Fannie Mae	$357,811	$458,429
Freddie Mac	178,020	370,102
Private Label	44,925	15,410
FHA	16,041	—
SFR - Fixed Rate	9,111	2,318
Total New Loan Originations	$605,908	$846,259
Total Loan Commitment Volume	$645,401	$934,243

Agency Business Loan Sales Data:
Fannie Mae	$355,716	$725,898
Freddie Mac	298,485	329,679
Private Label	—	15,410
FHA	67,542	12,069
SFR - Fixed Rate	9,111	2,318
Total Loan Sales	$730,854	$1,085,374
Sales Margin (fee-based services as a % of loan sales)	1.75%	1.54%
MSR Rate (MSR income as a % of loan commitments) (1)	1.26%	1.09%
________________________

(1) Excluding $160.2 million of loan commitments for which we do not receive a servicing fee, the MSR rate was 1.32% for the three months ended March 31, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2025
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$22,683,885	46.2	6.2
Freddie Mac	6,123,074	21.4	6.6
Private Label	2,603,122	18.7	5.3
FHA	1,519,675	14.0	19.0
Bridge	278,293	10.4	2.8
SFR - Fixed Rate	276,839	20.1	4.1
Total	$33,484,888	37.5	6.7

	December 31, 2024
Fannie Mae	$22,730,056	46.4	6.4
Freddie Mac	6,077,020	21.5	6.8
Private Label	2,605,980	18.7	5.5
FHA	1,506,948	14.1	19.2
Bridge	278,494	10.4	3.0
SFR - Fixed Rate	271,859	20.1	4.4
Total	$33,470,357	37.8	6.9

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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through Fannie Mae and Freddie Mac, Ginnie Mae, FHA and HUD. We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae DUS lender, seller/servicer nationally, a Freddie Mac Optigo® Conventional Loan and SBL lender, seller/servicer nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through CMBS programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third party investors, while retaining the highest risk bottom tranche certificate of the securitization.
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

Significant Developments During the First Quarter of 2025
Financing and Capital Markets Activity
•We entered into a new $1.15 billion repurchase facility to finance loans primarily held in our CLOs. The facility can be upsized to $1.25 billion within the first 90 days and has a 24-month reinvestment period. The facility has an interest rate of SOFR plus 1.85% and matures at the latest maturity date of all purchased assets, which is currently February 2028. Additionally, this facility is approximately 88% non-recourse to us and has an 80% advance rate;
•Unwound CLOs 14 and 19, redeeming the remaining $1.08 billion of outstanding notes using the proceeds from the new $1.15 billion repurchase facility;
•Paid down outstanding notes on existing securitizations totaling $260.1 million; and
•Raised $29.3 million from issuances of approximately 2.4 million shares of common stock under our “At-The-Market” equity offering sales agreement.
Structured Business Activity
•We increased our balance sheet portfolio by 2% to $11.49 billion, as loan originations of $747.1 million outpaced loan runoff totaling $421.9 million;
•We modified 21 loans with a total UPB of $949.8 million. Borrowers of 19 of these loans with a total UPB of $849.4 million invested additional capital to recapitalize their deals in exchange for temporary rate relief, which we provided through a pay and accrual feature (see Note 3 for details); and
•Increased our REO asset portfolio through the foreclosure of seven multifamily loans with a net carrying value of $192.7 million, partially offset by the sale of two REO assets for $77.0 million.
Agency Business Activity. Loan originations totaled $605.9 million and our fee-based servicing portfolio was up slightly to $33.48 billion.
Dividend. We declared a cash dividend of $0.30 per share, a reduction from our previous quarterly dividend of $0.43 per share.

Current Market Conditions, Risks and Recent Trends
The Federal Reserve lowered the federal funds rate three times during 2024 for a total reduction of 100 basis points, which marked the first rate cut since 2020, and it is possible that they will continue to reduce short term rates in 2025. Although short term rates have declined 100 basis points, we currently remain in a high interest rate environment which could remain for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations. These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which has impacted, and may continue to impact, our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses, while safeguarding the integrity of our portfolio, which may include modifying original loan terms. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will perform under the current loan terms.
There has been a high level of interest rate volatility and uncertainty since the announcement of the current administration's imposition of increased tariffs. Over the last six months the five and ten-year interest rates have increased substantially with the ten-year rate moving from a low of 3.60% in September 2024 to a high of 4.80% in January 2025 and the forward yield curve is predicting the ten-year rate will likely remain elevated for the balance of 2025. Additionally, the short term rate curve is currently expected to continue to decrease by approximately another 90 basis points in 2025. As a result of the significant volatility in rates and the uncertainty of the outcome of the tariff negotiations, it is very difficult to predict where short and long term rates will settle for the remainder of the year. This current unpredictable interest rate environment is creating increased headwinds for commercial real estate and is likely to result in decreased origination volumes, especially in our GSE/Agency business in 2025, which is a highly profitable segment of our overall business. This rate environment will also have a negative impact on the ability for borrowers to refinance our balance sheet loans with fixed rate agency product, which could increase our delinquencies and defaults and reduce available liquidity. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a material adverse effect on our future results of operations, financial condition, liquidity and our ability to make distributions to our stockholders.
In the past, the high interest rate environment has sometimes positively impacted our net interest income since our structured loan portfolio exceeds our corresponding debt balances and the vast majority of our loan portfolio is floating rate based on SOFR. Additionally, since a greater portion of our debt consists of fixed-rate instruments (such as convertible and senior unsecured notes), as compared to our structured loan portfolio, the increase in interest income from high interest rates tends to outpace the rise in interest expense on our debt. Furthermore, our earnings on escrows and cash balances also benefit from an elevated rate environment. However, the prolonged period of elevated interest rates has led to an increase in loan delinquencies, a decrease in loan originations and lower cash and escrow balances, which is having, and may continue to have, a negative impact on our net interest income. Additionally, the prolonged high interest rate environment has contributed to a decline in certain commercial real estate values, leading to increased reserves, when the collateral value is considered insufficient to fully repay the loans.
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
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. FHFA set its 2025 Caps for Fannie Mae and Freddie Mac at $73 billion for each enterprise for a total opportunity of $146 billion, which is an increase from its 2024 Caps of $70 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2025 Caps if warranted, however, they will not reduce the 2025 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2025 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2025 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs, and servicing revenues. As discussed above, the current high interest rate environment could lead to a continued decline in our GSE originations, which could continue to negatively impact our financial results. We are also unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.
Changes in Financial Condition
Assets — Comparison of balances at March 31, 2025 to December 31, 2024:
Our Structured loan and investment portfolio balance was $11.49 billion and $11.30 billion at March 31, 2025 and December 31, 2024, respectively. This increase was primarily due to loan originations exceeding loan runoff by $325.2 million (see below for details), partially offset by loans we foreclosed on and received ownership of the underlying collateral as REO assets.
The portfolio had a weighted average current interest pay rate of 6.94% and 6.90% at March 31, 2025 and December 31, 2024, respectively. Including certain fees earned and costs, the weighted average current interest rate was 7.85% and 7.80% at March 31, 2025 and December 31, 2024, respectively. Our debt that finances our Structured loan and investment portfolio totaled $9.49 billion and $9.46 billion at March 31, 2025 and December 31, 2024, respectively, with a weighted average funding cost of 6.47% and 6.55%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.82% and 6.88% at March 31, 2025 and December 31, 2024, respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended March 31, 2025
Loans originated	$747,121
Number of loans	20
Weighted average interest rate	8.64%

Loan runoff	$421,941
Number of loans	28
Weighted average interest rate	8.55%

Loans modified	$949,830
Number of Loans	21

Loans extended	$1,269,401
Number of loans	63
Loans held-for-sale from the Agency Business decreased $121.1 million, primarily from loan sales exceeding loan originations by $124.9 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended March 31, 2025
	Loan Originations	Loan Sales
Fannie Mae	$357,811	$355,716
Freddie Mac	178,020	298,485
Private Label	44,925	—
FHA	16,041	67,542
SFR - Fixed Rate	9,111	9,111
Total	$605,908	$730,854

Real estate owned increased $125.6 million, primarily due to the foreclosure of seven multifamily bridge loans, through which we took back the underlying collateral, partially offset by the sale of two multifamily properties.
Liabilities – Comparison of balances at March 31, 2025 to December 31, 2024:
Credit and repurchase facilities increased $1.22 billion, primarily due to refinancing loans from the unwind of two CLOs with our new $1.15 billion repurchase facility.
Securitized debt decreased $1.34 billion, primarily due to the unwind of CLO 14 and CLO 19 totaling $1.08 billion and paydowns on our remaining securitizations of $260.1 million.
Mortgage notes payable — real estate owned increased $49.0 million, primarily due to the addition of mortgage notes payable totaling $98.1 million on recently foreclosed loans, through which we took back the underlying property, partially offset by the payoff of $49.1 million of mortgage notes payable associated with the sale of two REO assets.
Other liabilities decreased $40.9 million, primarily due to payments of accrued incentive compensation and commissions during the first quarter of 2025, related to 2024 performance, and a decrease in accrued interest payable as a result of the unwind of CLOs, paydowns on remaining securitizations, and interest payments made on our convertible notes.
Equity
See Note 16 for details of our issuances of common stock, dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2025
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$22,683,885	2,629	4.0	6.2	97%	3%	4.61%	3.58%	1.53%
Freddie Mac	6,123,074	1,152	3.4	6.6	87%	13%	4.94%	4.51%	3.60%
Private Label	2,603,122	161	3.6	5.3	100%	—	4.15%	—	0.43%
FHA	1,519,675	107	3.8	19.0	100%	—	3.82%	—	—
Bridge	278,293	3	2.3	2.8	85%	15%	6.37%	—	—
SFR - Fixed Rate	276,839	52	3.0	4.1	100%	—	5.52%	—	1.63%
Total	$33,484,888	4,104	3.9	6.7	95%	5%	4.62%	3.25%	1.74%

	December 31, 2024
Fannie Mae	$22,730,056	2,644	3.9	6.4	96%	4%	4.60%	2.19%	1.27%
Freddie Mac	6,077,020	1,159	3.3	6.8	86%	14%	4.91%	5.78%	3.63%
Private Label	2,605,980	161	3.4	5.5	100%	—	4.15%	—	0.43%
FHA	1,506,948	106	3.6	19.2	100%	—	3.79%	—	—
Bridge	278,494	3	2.0	3.0	85%	15%	6.41%	—	—
SFR - Fixed Rate	271,859	52	2.8	4.4	100%	—	5.47%	9.02%	1.66%
Total	$33,470,357	4,125	3.7	6.9	95%	5%	4.60%	2.61%	1.57%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At March 31, 2025 and December 31, 2024, delinquent loans totaled $582.5 million and $524.5 million, respectively. At March 31, 2025, there were two loans totaling $27.6 million in bankruptcy and eight loans totaling $32.1 million have been foreclosed. At December 31, 2024, there were two loans totaling $4.8 million in bankruptcy and six loans totaling $28.2 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$240,693	$321,292	$(80,599)	(25)%
Interest expense	165,251	217,676	(52,425)	(24)%
Net interest income	75,442	103,616	(28,174)	(27)%
Other revenue:
Gain on sales, including fee-based services, net	12,781	16,666	(3,885)	(23)%
Mortgage servicing rights	8,131	10,199	(2,068)	(20)%
Servicing revenue, net	25,603	31,526	(5,923)	(19)%
Property operating income	4,387	1,570	2,817	179%
Gain (loss) on derivative instruments, net	3,400	(5,257)	8,657	nm
Other income, net	4,419	2,333	2,086	89%
Total other revenue	58,721	57,037	1,684	3%
Other expenses:
Employee compensation and benefits	46,036	47,694	(1,658)	(3)%
Selling and administrative	16,312	13,933	2,379	17%
Property operating expenses	3,474	1,678	1,796	107%
Depreciation and amortization	3,744	2,571	1,173	46%
Provision for loss sharing (net of recoveries)	1,786	273	1,513	nm
Provision for credit losses (net of recoveries)	9,075	19,118	(10,043)	(53)%
Total other expenses	80,427	85,267	(4,840)	(6)%
Income before extinguishment of debt, loss on real estate, (loss) income from equity affiliates and income taxes	53,736	75,386	(21,650)	(29)%
Loss on extinguishment of debt	(2,319)	—	(2,319)	nm
Loss on real estate	(2,810)	—	(2,810)	nm
(Loss) income from equity affiliates	(1,634)	1,418	(3,052)	nm
Provision for income taxes	(3,591)	(3,592)	1	0%
Net income	43,382	73,212	(29,830)	(41)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	2,602	4,997	(2,395)	(48)%
Net income attributable to common stockholders	$30,438	$57,873	$(27,435)	(47)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$10,976,779	$219,010	8.09%	$12,164,713	$286,117	9.43%
Mezzanine	257,093	6,187	9.76%	249,983	6,877	11.03%
Preferred equity investments	148,845	3,668	9.99%	96,908	1,600	6.62%
Other	11,194	217	7.86%	6,511	166	10.23%
Core interest-earning assets	11,393,911	229,082	8.15%	12,518,115	294,760	9.44%
Cash equivalents	110,338	1,005	3.69%	1,024,655	13,128	5.14%
Total interest-earning assets	$11,504,249	$230,087	8.11%	$13,542,770	$307,888	9.12%

Structured Business interest-bearing liabilities:

CLO	$4,285,662	$68,480	6.48%	$6,619,361	$121,861	7.38%
Credit and repurchase facilities	3,404,758	64,339	7.66%	2,764,919	57,974	8.41%
Unsecured debt	1,532,500	24,954	6.60%	1,632,500	25,330	6.22%
Q Series securitization	41,677	868	8.45%	202,744	4,091	8.09%
Trust preferred	154,336	2,938	7.72%	154,336	3,344	8.69%
Total interest-bearing liabilities	$9,418,933	161,579	6.96%	$11,373,860	212,600	7.50%
Net interest income		$68,508			$95,288
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $77.8 million decrease from our Structured Business. The decline was primarily due to a decrease in the average balance of our core interest-earning assets, as loan runoff exceeds loan originations in 2024, and a decrease in the average yield on core interest-earning assets. The decrease in the average yield was mainly from a reduction in back interest received on loan modifications and a decrease in SOFR. To a lesser extent, the decline also reflects a decrease in interest earned on our cash balances as a result of lower average bank balances in 2025.
The decrease in interest expense was mainly due to a $51.0 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities, from loan runoff and note paydowns in our securitizations, and a decrease in the average cost of interest-bearing liabilities, mainly from a decrease in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 33% decrease in loan sales volume ($354.5 million), partially offset by a 14% increase in the sales margin from 1.54% to 1.75%. The increase in the sales margin was mainly due to the portfolio mix in the first quarter of 2025 that produced higher margins.
The decrease in income from MSRs was primarily due to a 31% decrease in loan commitment volume ($288.8 million), partially offset by a 16% increase in the MSR rate from 1.09% to 1.26%. The increase in the MSR rate was due to $160.2 million of loan commitments in the first quarter of 2024 not serviced for a fee. Excluding the loan commitments for which we do not receive a servicing fee, the MSR rate was 1.32% for the three months ended March 31, 2024.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances.

Other Income (Loss)
The increases in property operating income and expenses were due to the increase in our REO assets.
The gains and losses on derivative instruments relate to changes in the fair values of forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
The increase in other income, net was primarily due to increases in the fair values of our Private Label loans from our Agency Business.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to a decrease in incentive compensation, including commissions, from lower bonus allocation targets and lower GSE/Agency loan sales volume.
The increase in selling and administrative expenses was primarily due to increases in professional and legal costs.
The increase in the provision for loss sharing (net of recoveries) primarily reflects an increase in reserves related to specifically identified assets.
The decrease in the provision for credit losses (net of recoveries) was primarily related to general improvements in the forecasted outlook for commercial real estate in 2025.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2025 represents deferred financing fees recognized in connection with the unwind of CLOs.
Loss on Real Estate
The loss on real estate in 2025 is comprised of a $1.8 million loss on the foreclosure of loans we took back as REO, and a $2.8 million loss on below market debt on the sale of two existing REOs, partially offset by a $1.9 million gain on the REO sales.
(Loss) Income from Equity Affiliates
Loss from equity affiliates in 2025 primarily reflects losses from our investments in a residential mortgage banking business and our AMAC III investment totaling $2.3 million, partially offset by income from several of our other investments; while income in 2024 primarily reflects $1.6 million of income from our investment in a residential mortgage banking business.
Provision for Income Taxes
In the three months ended March 31, 2025, we recorded a tax provision of $3.6 million, which consisted of a current tax provision of $3.7 million and a deferred tax benefit of $0.1 million. In the three months ended March 31, 2024, we recorded a tax provision of $3.6 million, which consisted of a current tax provision of $7.6 million and a deferred tax benefit of $4.0 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,173,761 and 16,293,589 OP Units outstanding at March 31, 2025 and 2024, respectively, which represented 7.8% and 7.9% of our outstanding stock at March 31, 2025 and 2024, respectively.
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
The ongoing adverse economic and market conditions, including inflation, a high interest rate environment, bank failures and geopolitical uncertainty, including tariffs, has caused significant disruptions and liquidity constraints in many market segments, including the financial services, real estate and credit markets. These conditions have created, and may continue to create, further dislocations in capital markets and a continual reduction of available liquidity. Instability in the banking sector, such as the regional bank failures and consolidations, further contributed to the tightening liquidity conditions in the equity and capital markets and has affected the availability and increased the cost of capital. The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.
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
We had $9.49 billion in total structured debt outstanding at March 31, 2025. Of this total, $4.98 billion, or 52%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $4.51 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At March 31, 2025, we had $1.81 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At April 29, 2025, we had approximately $315 million in cash and liquidity. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $33.48 billion agency servicing portfolio at March 31, 2025, which is mostly prepayment protected and generates approximately $126 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $150.5 million during the three months ended March 31, 2025 and consisted primarily of net cash inflows of $122.0 million from loan sales exceeding loan originations in our Agency Business and net income (adjusted for the increase in CECL reserves of $10.9 million) of $54.2 million.
Cash flows used in investing activities totaled $314.8 million during the three months ended March 31, 2025. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $733.1 million, net of payoffs and paydowns of $418.6 million, resulted in net cash outflows of $314.5 million.

Cash flows used in financing activities totaled $146.5 million during the three months ended March 31, 2025 and consisted primarily of $1.34 billion of payoffs and paydowns on securitizations and $99.4 million of distributions to our stockholders and OP Unit holders, partially offset by net cash inflows of $1.22 billion from debt facility activities (financed loan originations were greater than facility paydowns) and net cash inflows of $49.0 million from mortgage notes payable activities (proceeds exceeded payoffs and paydowns).
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at March 31, 2025. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	March 31, 2025
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$8,653,882	$4,512,257	$4,141,625	2025 - 2028
Securitized debt (3)	3,291,733	3,291,733	—	2025 - 2027
Senior unsecured notes	1,245,000	1,245,000	—	2026 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Mortgage notes payable - real estate owned	123,851	123,851	—	2025 - 2026
Structured Business total	13,756,302	9,614,677	4,141,625

Agency Business
Credit and repurchase facilities (4)	1,800,000	279,710	1,520,290	2025 - 2026
Consolidated total	$15,556,302	$9,894,387	$5,661,915
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at March 31, 2025.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
March 31, 2025	$3,609,646	$4,791,967	$4,803,572
December 31, 2024	3,412,416	3,607,907	3,793,231
September 30, 2024	3,082,185	3,264,033	3,299,414
June 30, 2024	3,078,714	3,167,067	3,280,998
March 31, 2024	3,010,216	2,921,206	3,132,279
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At March 31, 2025, we had no off-balance sheet arrangements.
Inflation. The Federal Reserve lowered the federal funds rate three times during 2024 for a total reduction of 100 basis points, which marked the first rate cuts since 2020, and it is possible that rates will continue to decline during 2025. Although short term rates have declined 100 basis points, we currently remain in a high interest rate environment which could remain for longer than expected if inflation and other economic indicators do not continue to meet the Federal Reserve’s expectations. These adverse economic conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes, increased payment delinquencies and defaults and increased loan modifications and foreclosures, all of which has impacted, and may continue to impact, our future results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. If these rate reductions continue, this would likely lead to immediate decreases in net interest income on our floating rate loan book and reduce earnings on our cash and escrow balances. However, if a prolonged rate cut occurs, this could lead to increases in our loan origination business and improved credit, resulting in decreases in delinquencies and potential future losses. For additional details, please see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.

There has been a high level of interest rate volatility and uncertainty since the announcement of the current adminstration's imposition of increased tariffs. Over the last six months the five and ten-year interest rates have increased substantially with the ten-year rate moving from a low of 3.60% in September 2024 to a high of 4.80% in January 2025 and the forward yield curve is predicting the ten-year rate will remain elevated for the balance of 2025. Additionally, the short term rate curve is currently expected to continue to decrease by approximately another 90 basis points in 2025. As a result of the significant volatility in rates and the uncertainty of the outcome of the tariff negotiations, it is very difficult to predict where short and long term rates will settle for the remainder of the year. This current unpredictable interest rate environment is creating increased headwinds for commercial real estate and is likely to result in decreased origination volumes, especially in our GSE/Agency business in 2025, which is a highly profitable segment of our overall business. This rate environment will also have a negative impact on the ability for borrowers to refinance our balance sheet loans with fixed rate agency product, which could increase our delinquencies and defaults and reduce available liquidity. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a material adverse effect on our future results of operations, financial condition, liquidity and our ability to make distributions to our stockholders.
For additional details, please see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.
Contractual Obligations. During the three months ended March 31, 2025, the following significant changes were made to our contractual obligations disclosed in our 2024 Annual Report:

•Entered into a new repurchase facility totaling $1.15 billion;
•Unwound CLO 14 and 19 repaying $1.08 billion of outstanding notes;
•Paid down outstanding notes on existing securitizations totaling $260.1 million; and
•Modified an existing debt facility resulting in an increase in the committed amount by $200.0 million.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at March 31, 2025.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Please refer to Note 2 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2025, there were no material changes to these policies.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024

Net income attributable to common stockholders	$30,438	$57,873
Adjustments:
Net income attributable to noncontrolling interest	2,602	4,997
Income from mortgage servicing rights	(8,131)	(10,199)
Deferred tax benefit	(137)	(3,952)
Amortization and write-offs of MSRs	20,864	18,418
Depreciation and amortization	4,568	3,193
Loss on extinguishment of debt	2,319	—
Provision for credit losses, net	756	14,804
(Gain) loss on derivative instruments, net	(4,697)	5,523
Loss on real estate	2,810	—
Stock-based compensation	5,935	6,020
Distributable earnings (1)	$57,327	$96,677

Diluted weighted average shares outstanding - GAAP (1)	206,862,320	222,926,076
Less: Convertible notes dilution (2)	—	(17,414,547)
Diluted weighted average shares outstanding - distributable earnings (1)	206,862,320	205,511,529

Diluted distributable earnings per share (1)	$0.28	$0.47
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. No adjustment was necessary at March 31, 2025, as their effect was anti-dilutive and not reflected in the GAAP diluted weighted average shares outstanding.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2024 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2024.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,489,393	$48,211	$(46,415)	$(90,017)
Interest expense from debt obligations	(9,614,677)	40,708	(40,619)	(81,185)
Impact to net interest income from loans and investments		7,503	(5,796)	(8,832)
Interest income from cash, restricted cash and escrow balances (2)	1,631,434	8,157	(8,157)	(16,314)
Total impact from hypothetical changes in interest rates		$15,660	$(13,953)	$(25,146)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at March 31, 2025.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 4.0%, or approximately $66 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the five-year and ten-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the five-year and ten-year treasury rates on our treasury futures held at March 31, 2025 would have resulted in a gain of $0.4 million and $2.1 million, respectively, in the three months ended March 31, 2025, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $3.4 million and $5.3 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $14.3 million at March 31, 2025, while a 100 basis point decrease would increase the fair value by $15.0 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At March 31, 2025, there was $138.6 million available for repurchase under this program. The program may be discontinued or modified at any time.
There were no purchases made by, or on behalf of us, under this plan or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025.
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

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2025, filed on May 2, 2025, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR REALTY TRUST, INC.

Date: May 2, 2025	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 2, 2025	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer