Form 10-Q
period 2025-06-30
ARBOR REALTY TRUST INC
filed 2025-08-01
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 192,301,414 shares of common stock outstanding at July 25, 2025.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	June 30, 2025
	(Unaudited)	December 31, 2024
Assets:
Cash and cash equivalents	$255,742	$503,803
Restricted cash	90,944	156,376
Loans and investments, net (allowance for credit losses of $243,278 and $238,967)	11,333,023	11,033,997
Loans held-for-sale, net	361,447	435,759
Capitalized mortgage servicing rights, net	348,326	368,678
Securities held-to-maturity, net (allowance for credit losses of $13,659 and $10,846)	156,920	157,154
Investments in equity affiliates	71,796	76,312
Real estate owned, net	365,186	176,543
Due from related party	16,773	12,792
Goodwill and other intangible assets	87,336	88,119
Other assets	475,546	481,448
Total assets	$13,563,039	$13,490,981

Liabilities and Equity:
Credit and repurchase facilities	$4,721,622	$3,559,490
Securitized debt	3,510,865	4,622,489
Senior unsecured notes	1,238,174	1,236,147
Convertible senior unsecured notes	287,258	285,853
Junior subordinated notes to subsidiary trust issuing preferred securities	145,085	144,686
Mortgage notes payable — real estate owned	184,618	74,897
Due to related party	3,396	4,474
Due to borrowers	36,780	47,627
Allowance for loss-sharing obligations	89,757	83,150
Other liabilities	251,621	280,198
Total liabilities	10,469,176	10,339,011

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,682	633,684
Special voting preferred shares - 16,173,761 and 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 192,301,414 and 189,259,435 shares issued and outstanding	1,922	1,893
Additional paid-in capital	2,411,661	2,375,469
(Accumulated deficit) retained earnings	(72,521)	13,039
Total Arbor Realty Trust, Inc. stockholders' equity	2,974,744	3,024,085
Noncontrolling interest	119,119	127,885
Total equity	3,093,863	3,151,970
Total liabilities and equity	$13,563,039	$13,490,981
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At June 30, 2025 and December 31, 2024, assets of our consolidated VIEs totaled $4,852,140 and $6,124,925, respectively, and the liabilities of our consolidated VIEs totaled $3,520,197 and $4,637,744, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$240,303	$297,188	$480,997	$618,480
Interest expense	171,578	209,227	336,829	426,903
Net interest income	68,725	87,961	144,168	191,577
Other revenue:
Gain on sales, including fee-based services, net	13,658	17,448	26,439	34,114
Mortgage servicing rights	10,930	14,534	19,061	24,733
Servicing revenue, net	27,437	29,910	53,040	61,436
Property operating income	5,452	1,444	9,839	3,014
Gain (loss) on derivative instruments, net	219	(275)	3,619	(5,533)
Other income, net	3,989	2,081	8,407	4,414
Total other revenue	61,685	65,142	120,405	122,178
Other expenses:
Employee compensation and benefits	41,181	42,836	87,217	90,529
Selling and administrative	14,859	12,823	31,171	26,756
Property operating expenses	6,802	1,584	10,276	3,262
Depreciation and amortization	5,848	2,423	9,592	4,994
Provision for loss sharing (net of recoveries)	4,215	4,333	6,002	4,607
Provision for credit losses (net of recoveries)	19,004	29,564	28,079	48,682
Total other expenses	91,909	93,563	172,337	178,830
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	38,501	59,540	92,236	134,925
Loss on extinguishment of debt	—	(412)	(2,319)	(412)
(Loss) gain on real estate	(1,448)	3,813	(4,258)	3,813
Income from equity affiliates	2,654	2,793	1,020	4,211
Provision for income taxes	(3,398)	(3,901)	(6,989)	(7,493)
Net income	36,309	61,833	79,690	135,044
Preferred stock dividends	10,342	10,342	20,684	20,684
Net income attributable to noncontrolling interest	2,015	4,094	4,617	9,090
Net income attributable to common stockholders	$23,952	$47,397	$54,389	$105,270

Basic earnings per common share	$0.12	$0.25	$0.28	$0.56
Diluted earnings per common share	$0.12	$0.25	$0.28	$0.56

Weighted average shares outstanding:
Basic	192,236,206	188,655,801	191,154,501	188,683,095
Diluted	209,003,002	205,487,711	207,938,574	205,499,619

Dividends declared per common share	$0.30	$0.43	$0.73	$0.86
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended June 30, 2025
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – April 1, 2025	42,465,761	$633,682	192,161,707	$1,922	$2,410,499	$(38,600)	$3,007,503	$121,956	$3,129,459
Issuance - common stock	—	—	145,000	—	1,591	—	1,591	—	1,591
Stock-based compensation, net	—	—	(5,293)	—	(429)	—	(429)	—	(429)
Distributions - common stock	—	—	—	—	—	(57,870)	(57,870)	—	(57,870)
Distributions - preferred stock	—	—	—	—	—	(10,345)	(10,345)	—	(10,345)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(4,852)	(4,852)
Net income	—	—	—	—	—	34,294	34,294	2,015	36,309
Balance – June 30, 2025	42,465,761	$633,682	192,301,414	$1,922	$2,411,661	$(72,521)	$2,974,744	$119,119	$3,093,863

Six Months Ended June 30, 2025
Balance – January 1, 2025	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
Issuance - common stock	—	—	2,508,750	25	30,776	—	30,801	—	30,801
Stock-based compensation, net	—	—	533,229	4	5,416	—	5,420	—	5,420
Distributions - common stock	—	—	—	—	—	(139,941)	(139,941)	—	(139,941)
Distributions - preferred stock	—	—	—	—	—	(20,692)	(20,692)	—	(20,692)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(11,808)	(11,808)
Redemption of OP Units	(119,828)	(2)	—	—	—	—	(2)	(1,575)	(1,577)
Net income	—	—	—	—	—	75,073	75,073	4,617	79,690
Balance – June 30, 2025	42,465,761	$633,682	192,301,414	$1,922	$2,411,661	$(72,521)	$2,974,744	$119,119	$3,093,863

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

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$79,690	$135,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,592	4,994
Stock-based compensation	8,545	8,772
Amortization and accretion of interest and fees, net	6,549	(1,928)
Amortization of capitalized mortgage servicing rights	35,525	33,518
Originations of loans held-for-sale	(1,467,283)	(2,017,127)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,537,874	2,220,661
Mortgage servicing rights	(19,061)	(24,733)
Write-off of capitalized mortgage servicing rights from payoffs	5,164	4,418
Provision for loss sharing (net of recoveries)	6,002	4,607
Provision for credit losses (net of recoveries)	28,079	48,682
Net recoveries for loss sharing obligations	605	320
Deferred tax benefit	(1,741)	(6,896)
Income from equity affiliates	(1,020)	(4,211)
Distributions from operations of equity affiliates	4,138	12,029
Change in fair value of held-for-sale loans	(2,788)	31
(Gain) loss on derivative instruments, net	(3,619)	5,533
Loss on extinguishment of debt	2,319	412
Loss (gain) on real estate	4,258	(3,813)
Payoffs and paydowns of loans held-for-sale	6,503	1,353
Changes in operating assets and liabilities	(28,734)	(91,778)
Net cash provided by operating activities	210,597	329,888

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,484,429)	(615,518)
Payoffs and paydowns of loans and investments	962,014	1,345,861
Deferred fees	16,002	10,594
Proceeds from sale of real estate, net	—	13,928
Contributions to equity affiliates	(6,507)	(12,612)
Distributions from equity affiliates	7,905	11,224
Payoffs and paydowns of securities held-to-maturity	121	166
Investment in real estate, net	(14,007)	—
Change in due to borrowers and reserves	(3,224)	(35,650)
Net cash (used in) provided by investing activities	(522,125)	717,993

Financing activities:
Proceeds from credit and repurchase facilities	4,936,438	4,554,034
Payoffs and paydowns of credit and repurchase facilities	(3,774,678)	(4,638,895)
Payoffs and paydowns of securitized debt	(1,599,961)	(1,224,857)
Proceeds from issuance of securitized debt	491,416	—
Proceeds from mortgage note payable - REO	177,534	—
Payoffs and paydowns of mortgage notes payable - REO	(67,812)	(8,900)
Proceeds from issuance of common stock	30,801	—
Payoffs and paydowns of senior unsecured notes	—	(90,000)
Payments of withholding taxes on net settlement of vested stock	(3,125)	(3,086)
Repurchase of common stock	—	(11,408)
Distributions to stockholders	(172,441)	(197,288)
Payment of deferred financing costs	(18,560)	(8,975)
Redemption of operating partnership units	(1,577)	—
Net cash used in financing activities	(1,965)	(1,629,375)
Net decrease in cash, cash equivalents and restricted cash	(313,493)	(581,494)
Cash, cash equivalents and restricted cash at beginning of period	660,179	1,537,207
Cash, cash equivalents and restricted cash at end of period	$346,686	$955,713

See Notes to Consolidated Financial Statements.
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$503,803	$928,974
Restricted cash at beginning of period	156,376	608,233
Cash, cash equivalents and restricted cash at beginning of period	$660,179	$1,537,207

Cash and cash equivalents at end of period	$255,742	$737,485
Restricted cash at end of period	90,944	218,228
Cash, cash equivalents and restricted cash at end of period	$346,686	$955,713

Supplemental cash flow information:
Cash used to pay interest	$325,903	$413,554
Cash used to pay taxes	11,122	16,132

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	355,954	101,250
Settlement of loans and investments, net of real estate	(376,059)	(100,250)
Derecognition of real estate owned	175,882	95,250
Loan funded in conjunction with real estate sold	(183,955)	(95,250)
Distributions accrued on preferred stock	7,010	7,010
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, a currently high interest rate environment, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at June 30, 2025 inherently less certain.

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
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The ASU is intended to enhance consistency in practice and improve the transparency of accounting for share-based payments made to customers. Key provisions of the ASU include an updated definition of a "performance condition" to include vesting terms based on a customer’s purchases or the purchases of the customer’s customers. The ASU also removes the existing accounting policy election that allowed entities to recognize forfeitures of customer awards as they occur. Instead, entities are now required to estimate expected forfeitures for awards with service conditions. Lastly, the ASU clarifies that the variable consideration constraint under ASC 606 does not apply to share-based payments made to customers.	First quarter of 2027, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU addresses concerns about inconsistent accounting outcomes in business combinations involving VIEs. Under previous GAAP, the primary beneficiary of a VIE was automatically deemed the accounting acquirer in a business combination, regardless of transaction structure. The ASU revises this approach by requiring entities to assess specific criteria to determine the appropriate accounting acquirer when the following conditions are met: (1) the transaction is primarily effected through the exchange of equity interests, (2) the legal acquiree is a VIE, and (3) the legal acquiree qualifies as a business under ASC 805. The amendments are to be applied prospectively.	First quarter of 2027, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2024 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
*Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2025	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,105,463	96%	611	6.98%	11.1	0%	79%
Mezzanine loans	250,858	2%	61	7.78%	50.7	53%	82%
Preferred equity investments	149,776	1%	27	6.77%	48.0	62%	80%
Construction - multifamily	100,070	<1%	6	9.94%	34.5	0%	66%
SFR permanent loans	3,068	<1%	1	9.35%	4.3	0%	39%
Total UPB	11,609,235	100%	706	7.03%	12.7	2%	78%
Allowance for credit losses	(243,278)
Unearned revenue	(32,934)
Loans and investments, net (6)	$11,333,023

	December 31, 2024
Bridge loans (5)	$10,893,106	96%	688	6.89%	11.6	0%	80%
Mezzanine loans	255,556	2%	58	7.52%	51.8	51%	82%
Preferred equity investments	148,845	1%	27	6.42%	53.9	62%	79%
Construction - multifamily	4,367	<1%	2	9.97%	20.8	0%	42%
SFR permanent loans	3,082	<1%	1	9.36%	10.3	0%	40%
Total UPB	11,304,956	100%	776	6.90%	13.1	2%	80%
Allowance for credit losses	(238,967)
Unearned revenue	(31,992)
Loans and investments, net (6)	$11,033,997
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at June 30, 2025 and December 31, 2024 was 20.6 and 22.7, respectively.
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
(5)At June 30, 2025 and December 31, 2024, bridge loans included 364 and 423, respectively, of SFR loans with a total gross loan commitment of $4.45 billion and $4.18 billion, respectively, of which $2.53 billion and $1.99 billion, respectively, was funded.
(6)Excludes exit fee receivables of $44.3 million and $46.6 million at June 30, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.
Concentration of Credit Risk
We are subject to concentration risk in that, at June 30, 2025, the UPB related to 70 loans with 5 different borrowers represented 11% of total assets. At December 31, 2024, the UPB related to 83 loans with five different borrowers represented 10% of total assets. During both the three and six months ended June 30, 2025 and the year ended December 31, 2024, no single loan or investment represented more than

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at June 30, 2025, and charge-offs recorded for the six months ended June 30, 2025 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2025	2024	2023	2022	2021	Prior
Multifamily:
Pass	$431,196	$56,945	$32,369	$78,944	$9,903	$26,795	$636,152
Pass/Watch	313,012	497,269	295,934	779,822	674,877	159,810	2,720,724
Special Mention	—	202,814	35,688	2,048,287	2,270,295	150,079	4,707,163
Substandard	—	11,963	—	90,534	453,853	—	556,350
Doubtful	—	9,460	—	148,162	82,382	24,565	264,569
Total Multifamily	$744,208	$778,451	$363,991	$3,145,749	$3,491,310	$361,249	$8,884,958	3%	83%
Single-Family Rental:	Percentage of portfolio						77%
Pass	$45,975	$9,869	$—	$—	$—	$—	$55,844
Pass/Watch	404,415	744,505	502,436	422,438	114,016	41,885	2,229,695
Special Mention	1,025	56,124	63,759	119,733	8,729	—	249,370
Total Single-Family Rental	$451,415	$810,498	$566,195	$542,171	$122,745	$41,885	$2,534,909	0%	61%
Land:	Percentage of portfolio						22%
Pass	$—	$4,519	$—	$—	$—	$—	$4,519
Pass/Watch	—	—	—	—	—	2,291	2,291
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$4,519	$—	$—	$—	$130,219	$134,738	0%	96%
Office:	Percentage of portfolio						1%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$18,600	$18,600
Doubtful	—	—	—	—	—	920	920
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$1,195,623	$1,593,468	$930,186	$3,687,920	$3,614,055	$587,983	$11,609,235	2%	78%

Charge-offs	$—	$3,000	$—	$5,669	$10,474	$—	$19,143

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
Geographic Concentration Risk
At June 30, 2025, underlying properties in Texas and Florida represented 23% and 16%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2025
	Multifamily	Land	Single-Family Rental	Retail	Commercial	Office	Total
Allowance for credit losses:
Beginning balance	$150,911	$78,000	$6,524	$3,293	$1,700	$509	$240,937
Provision for credit losses (net of recoveries)	16,552	190	788	—	—	(46)	17,484
Charge-offs (1)	(15,143)	—	—	—	—	—	(15,143)
Ending balance	$152,320	$78,190	$7,312	$3,293	$1,700	$463	$243,278

	Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$125,999	$78,120	$2,737	$3,293	$1,700	$93	$211,942
Provision for credit losses (net of recoveries)	25,849	330	1,176	—	—	114	27,469
Charge-offs	(488)	—	—	—	—	—	(488)
Ending balance	$151,360	$78,450	$3,913	$3,293	$1,700	$207	$238,923

	Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$148,139	$78,130	$7,524	$3,293	$1,700	$181	$238,967
Provision for credit losses (net of recoveries)	23,324	60	(212)	—	—	282	23,454
Charge-offs (2)	(19,143)	—	—	—	—	—	(19,143)
Ending balance	$152,320	$78,190	$7,312	$3,293	$1,700	$463	$243,278

	Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$1,624	$3,293	$1,700	$142	$195,664
Provision for credit losses (net of recoveries)	42,501	392	2,289	—	—	65	45,247
Charge-offs	(1,988)	—	—	—	—	—	(1,988)
Ending balance	$151,360	$78,450	$3,913	$3,293	$1,700	$207	$238,923
________________________
(1)Represents the allowance for credit losses on 2 multifamily bridge loans that were charged-off in connection with the foreclosure of the underlying collateral as real estate owned ("REO") assets at fair value.
(2)Represents the allowance for credit losses on 3 multifamily bridge loans and a multifamily mezzanine loan that were charged-off in connection with the foreclosure of the underlying collateral as REO assets at fair value.
The additional provision for credit losses during the three and six months ended June 30, 2025 was primarily attributable to specifically impaired multifamily loans, and to a lesser extent a weakening in the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of current expected credit losses (“CECL”) for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At June 30, 2025 and December 31, 2024, we had outstanding unfunded commitments of $2.22 billion and $2.20 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent ("BTR") business.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At June 30, 2025 and December 31, 2024, accrued interest receivable related to our loans totaling $176.3 million and $154.4 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy and is included in other assets on the consolidated balance sheets. During the three and six months ended June 30, 2025, we wrote-off $4.3 million and $7.6 million, respectively, of interest receivable that was previously accrued.
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

	June 30, 2025
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$462,354	$452,304	$61,787	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$617,789	$596,940	$144,649	0%	99%

	December 31, 2024
Multifamily	$456,261	$444,400	$60,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$611,696	$589,036	$143,749	0%	99%
________________________
(1)Represents the UPB of 27 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both June 30, 2025 and December 31, 2024.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At June 30, 2025, 19 loans with an aggregate net carrying value of $424.7 million, net of loan loss reserves of $36.4 million, were classified as non-performing and, at December 31, 2024, 26 loans with an aggregate net carrying value of $598.9 million, net of related loan loss reserves of $23.8 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	June 30, 2025		December 31, 2024
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$469,168	$458,481	$649,227	$620,072
Commercial	1,700	1,700	1,700	1,700
Retail	920	910	920	910
Total	$471,788	$461,091	$651,847	$622,682
At both June 30, 2025 and December 31, 2024, we had no loans contractually past due greater than 60 days that are still accruing interest.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance (5 and 9 multifamily bridge loans)	$142,823	$167,428
Loans that progressed to greater than 60 days past due	—	(82,290)
Loans modified or paid off (1)	(47,675)	(86,165)
Loans transferred to REO	(48,500)	(48,500)
Additional loans that are now less than 60 days past due experiencing late and partial payments	10,264	106,439
Ending balance (3 multifamily bridge loans)	$56,912	$56,912

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance (12 and 24 multifamily bridge loans)	$489,438	$956,917
Loans that progressed to greater than 60 days past due	(263,990)	(438,850)
Loans modified or paid off (1)	(138,548)	(851,470)
Additional loans that are now less than 60 days past due experiencing late and partial payments	281,038	701,341
Ending balance (14 multifamily bridge loans)	$367,938	$367,938
________________________
(1)The modifications included bringing the loans current by paying past due interest owed (see Loan Modifications section below).
We recorded interest income on non-performing and other non-accrual loans of $4.1 million and $9.9 million during the three and six months ended June 30, 2025, respectively, and $7.9 million and $16.6 million during the three and six months ended June 30, 2024, respectively.
In addition, we have six loans with a carrying value totaling $121.4 million at June 30, 2025, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 9.95%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both June 30, 2025 and December 31, 2024, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
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
As part of the modifications of each of these loans, we generally expect borrowers to invest additional capital to recapitalize their projects, which the vast majority have funded in the form of either, or a combination of: (1) reallocation of and/or additional deposits into interest, renovation and/or general reserves; (2) the purchase of a new rate cap; (3) a principal paydown of the loan; and (4) bringing any delinquent loans current by paying past due interest owed.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended June 30, 2025 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Total (3)(4)(5)
Multifamily	$144,905	$107,000	$251,905
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.50% and 2.78%, respectively, at June 30, 2025. A portion of these loans with a total UPB of $116.5 million were also modified to extend the weighted average term by 19 months. These modifications also include loans with a total UPB of $38.1 million in which the pay rate increases from time-to-time throughout the loans maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.97% and 0.56%, respectively, and to extend the weighted average term by 23 months.
(3)The total UPB of the loan modifications made during the three months ended June 30, 2025 was $249.9 million at June 30, 2025 and represented 2.2% of our total Structured Business loans and investments portfolio at June 30, 2025.
(4)At June 30, 2025, a modified loan with a UPB of $25.6 million has a specific reserve of $2.2 million.
(5)Includes loans with a total UPB of $136.1 million which were previously modified. Using the SOFR rate at June 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.47% and 1.65%, respectively, to a weighted average pay rate and deferred rate of 5.18% and 2.28%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the six months ended June 30, 2025 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$994,270	$107,000	$83,975	$1,185,245
Single-Family Rental	—	—	16,490	16,490
Total UPB	$994,270	$107,000	$100,465	$1,201,735
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.23% and 2.19%, respectively, at June 30, 2025. A portion of these loans with a total UPB of $225.2 million were also modified to extend the weighted average term by 19.3 months. These modifications also include loans with a total UPB of $508.4 million in which the pay rate increases from time-to-time throughout the loans maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.97% and 0.56%, respectively, and to extend the weighted average term by 23 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments.
(4)The total UPB of the loan modifications made during the six months ended June 30, 2025 was $1.20 billion at June 30, 2025 and represented 10.60% of our total Structured Business loans and investments portfolio at June 30, 2025.
(5)At June 30, 2025, modified loans with a UPB of $51.1 million have specific reserves totaling $7.4 million.
(6)Includes loans with a total UPB of $520.1 million which were previously modified. Using the SOFR rate at June 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.71% and 1.25%, respectively, to a weighted average pay rate and deferred rate of 4.69% and 3.10%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended June 30, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Other (4)	Total (5)(6)
Multifamily	$324,055	$215,405	$119,792	$659,252
Single-Family Rental	74,078	—	—	74,078
Total UPB	$398,133	$215,405	$119,792	$733,330
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 7.16% and 2.15%, respectively, at June 30, 2024. A portion of these loans with a total UPB of $328.3 million were also modified to extend the weighted average term by 13.1 months.
(2)These loans were modified to extend the weighted average term by 11.5 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(4)The total UPB of the loan modifications made during the three months ended June 30, 2024 was $732.3 million at June 30, 2024 and represented 6.2% of our total Structured Business loans and investments portfolio at June 30, 2024.
(5)At June 30, 2024, modified loans with a total UPB of $84.6 million have specific reserves totaling $10.8 million.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the six months ended June 30, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Rate Reduction Without Term Extension (3)	Other (4)	Total (5)(6)
Multifamily	$1,395,124	$671,953	$18,400	$337,642	$2,423,119
Single-Family Rental	74,078	—	—	—	74,078
Total UPB	$1,469,202	$671,953	$18,400	$337,642	$2,497,197
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 7.01% and 2.13%, respectively, at June 30, 2024. A portion of these loans with a total UPB of $999.3 million were also modified to extend the weighted average term by 19.8 months.
(2)These loans were modified to extend the weighted average term by 10.0 months.
(3)This loan was modified to reduce the weighted average interest rate by 0.72%.
(4)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(5)The total UPB of the loan modifications made during the six months ended June 30, 2024 was $2.47 billion at June 30, 2024 and represented 20.8% of our total Structured Business loans and investments portfolio at June 30, 2024.
(6)At June 30, 2024, modified loans with a total UPB of $172.7 million have specific reserves totaling $27.8 million.

During the three and six months ended June 30, 2025, we recorded $1.9 million and $5.7 million, respectively, of deferred interest on the loans that we modified during 2025 and $8.3 million and $17.4 million, respectively, for loans previously modified. During the three and six months ended June 30, 2024, we recorded $7.3 million and $10.0 million, respectively, of deferred interest on the loans that we modified during 2024 and $0.8 million and $1.1 million, respectively, for loans previously modified. At June 30, 2025 and December 31, 2024, we have recorded deferred interest totaling $80.5 million and $61.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty, which is included in other assets on the consolidated balance sheets.

At June 30, 2025 and December 31, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $28.7 million and $56.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.

All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at June 30, 2025, except for seven loans with a total UPB of $251.2 million, which includes five loans with a total UPB of $149.4 million that were modified to provide temporary rate relief through a pay and accrual feature. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. Two of these loans with a UPB of $61.9 million have a specific loan loss reserve of $10.2

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
million. The remaining five loans with a total UPB of $189.4 million have no specific reserves as the estimated fair value of the properties exceeded our carrying value at June 30, 2025.

There were no other material loan modifications, refinancings and/or extensions during the three and six months ended June 30, 2025 and 2024 for borrowers experiencing financial difficulty.
Loan Resolutions
In June 2025, we exercised our right to foreclose on three properties in San Antonio, Texas that were the underlying collateral for a bridge loan with a UPB of $77.7 million, an interest rate of 5.25% with a SOFR floor of 0.50%, and a net carrying value of $66.6 million, which includes loan loss reserves of $3.5 million. At foreclosure, we recorded an additional loss of $5.9 million to the provision for credit losses on the consolidated statements of income and charged-off the $9.4 million loan loss reserve. We simultaneously sold the properties for $65.0 million to a new borrower and provided a $65.0 million bridge loan with an interest rate of SOFR plus 2.00% for years one and two, and SOFR plus 3.00% for year three, subject to SOFR floors of 4.25%, 5.25% and 6.25% in years one, two and three, respectively. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.8 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
In April 2025, we exercised our right to foreclose on two properties in Austin, Texas that were the underlying collateral for a non-performing bridge loan with a UPB of $21.2 million, an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25%, and a net carrying value of $21.7 million. At foreclosure, we recorded an additional loss of $1.0 million to the provision for credit losses on the consolidated statements of income. We sold the properties in June 2025 for $20.7 million to a new borrower and provided a $19.2 million bridge loan with an interest rate of SOFR plus 2.00% in year one and SOFR plus 3.00% in year two. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.1 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
In April 2025, we exercised our right to foreclose on two properties in Orange Park, Florida that were the underlying collateral for a non-performing bridge loan with a UPB of $17.0 million, an interest rate of SOFR plus 4.38% with a SOFR floor of 2.46% and a net carrying value of $15.7 million. At foreclosure, we recorded an additional loss of $0.3 million to the provision for credit losses on the consolidated statements of income. We sold the properties in June 2025 for $15.4 million to a new borrower and provided a $14.8 million bridge loan with an interest rate of SOFR plus 1.50%. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.6 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
In the fourth quarter of 2024, we exercised our right to foreclose on two properties in Houston, Texas, that were the underlying collateral for two bridge loans with an aggregate UPB of $73.3 million, a weighted average interest rate of SOFR plus 3.29%, with a weighted average SOFR floor of 0.68%, and an aggregate net carrying value of $56.5 million, which includes loan loss reserves totaling $9.0 million and holdback reserves totaling $8.2 million. At foreclosure, we recorded a $7.7 million loan loss recovery and charged-off the remaining loan loss reserves of $1.3 million. Additionally, we simultaneously sold both properties for $67.6 million to a new borrower and provided two new bridge loans totaling $67.6 million with a weighted average fixed interest rate of 4.25% for the first two years and 5.75% in the third year. The new loans were deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability totaling $5.0 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses (net of recoveries) on the consolidated statements of income.
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
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At June 30, 2025, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 46% noncontrolling limited partnership interest (see Note 8 for details) and $11.8 million from multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
See Note 9 for additional loan resolution details.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the contracts to cover debt service costs. At June 30, 2025 and December 31, 2024, we had total interest reserves of $256.7 million and $215.4 million, respectively, on 508 loans and 589 loans, respectively, with a total UPB of $8.34 billion and $8.65 billion, respectively.
Note 4 — Loans Held-for-Sale
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Fannie Mae	$199,230	$171,235
Private Label	77,853	38,962
Freddie Mac	74,611	159,201
SFR - Fixed Rate	9,444	3,246
FHA	—	65,589
	361,138	438,233
Fair value of future MSR	3,480	5,138
Unrealized impairment recovery (loss)	1,407	(1,381)
Unearned discount	(4,578)	(6,231)
Loans held-for-sale, net	$361,447	$435,759
During the three and six months ended June 30, 2025, we sold $807.0 million and $1.54 billion, respectively, of loans held-for-sale. During the three and six months ended June 30, 2024, we sold $1.14 billion and $2.22 billion, respectively, of loans held-for-sale.
At June 30, 2025 and December 31, 2024, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 6.5 years and 6.9 years at June 30, 2025 and December 31, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$353,005	$4,215	$357,220	$363,861	$4,817	$368,678
Additions	10,931	—	10,931	20,337	—	20,337
Amortization	(17,264)	(503)	(17,767)	(34,459)	(1,066)	(35,525)
Write-downs and payoffs	(2,042)	(16)	(2,058)	(5,109)	(55)	(5,164)
Ending balance	$344,630	$3,696	$348,326	$344,630	$3,696	$348,326

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Beginning balance	$377,747	$7,773	$385,520	$382,582	$8,672	$391,254
Additions	14,717	—	14,717	27,401	—	27,401
Amortization	(16,151)	(736)	(16,887)	(31,972)	(1,546)	(33,518)
Write-downs and payoffs	(2,154)	(477)	(2,631)	(3,852)	(566)	(4,418)
Ending balance	$374,159	$6,560	$380,719	$374,159	$6,560	$380,719
We collected prepayment fees totaling $0.9 million and $1.9 million during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At June 30, 2025 and December 31, 2024, no MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at June 30, 2025 is as follows (in thousands):

Year	Amortization
2025 (six months ending 12/31/2025)	$35,164
2026	66,172
2027	61,719
2028	54,745
2029	45,764
Thereafter	84,762
Total	$348,326
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2025
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$22,999,772	68%	New York	11%
Freddie Mac	6,100,091	18%	Texas	11%
Private Label	2,599,971	8%	North Carolina	8%
FHA	1,497,551	4%	California	7%
SFR - Fixed Rate	287,065	1%	Georgia	6%
Bridge (2)	278,116	1%	Florida	6%
Total	$33,762,566	100%	New Jersey	6%
			Other (3)	45%
			Total	100%

December 31, 2024
Fannie Mae	$22,730,056	67%	Texas	11%
Freddie Mac	6,077,020	18%	New York	11%
Private Label	2,605,980	8%	California	8%
FHA	1,506,948	5%	North Carolina	7%
Bridge (2)	278,494	1%	Georgia	6%
SFR - Fixed Rate	271,859	1%	Florida	6%
Total	$33,470,357	100%	New Jersey	5%
			Other (3)	46%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At June 30, 2025 and December 31, 2024, our weighted average servicing fee was 37.4 basis points and 37.8 basis points, respectively. At June 30, 2025 and December 31, 2024, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.41 billion and $1.45 billion, respectively, of which approximately $1.40 billion and $1.41 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing fees	$32,887	$31,149	$65,430	$62,930
Interest earned on escrows	13,512	17,896	26,402	35,650
Prepayment fees	863	383	1,897	792
Write-offs and payoffs of MSRs	(2,058)	(2,631)	(5,164)	(4,418)
Amortization of MSRs	(17,767)	(16,887)	(35,525)	(33,518)
Servicing revenue, net	$27,437	$29,910	$53,040	$61,436

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At June 30, 2025, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 5.8 years. The weighted average effective interest rate was 8.84% at both June 30, 2025 and December 31, 2024, including the accretion of a portion of the discount deemed collectible. Approximately $63.6 million is estimated to mature in one to five years and $129.2 million is estimated to mature in five to ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At June 30, 2025, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 12.6 years. The weighted average effective interest rate was 11.52% and 11.76% at June 30, 2025 and December 31, 2024, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $37.1 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
June 30, 2025
APL certificates	$192,791	$137,258	$(16,487)	$120,771	$2,107
B Piece bonds	37,099	19,662	12,372	32,034	11,552
Total	$229,890	$156,920	$(4,115)	$152,805	$13,659
December 31, 2024
APL certificates	$192,791	$134,834	$(22,803)	$112,031	$1,658
B Piece bonds	37,221	22,320	10,157	32,477	9,188
Total	$230,012	$157,154	$(12,646)	$144,508	$10,846
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,659	$9,108	$10,767	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	448	2,444	2,892	449	2,364	2,813
Ending balance	$2,107	$11,552	$13,659	$2,107	$11,552	$13,659

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Beginning balance	$2,157	$5,440	$7,597	$2,272	$3,984	$6,256
Provision for credit loss expense/(reversal)	133	1,402	1,535	18	2,858	2,876
Ending balance	$2,290	$6,842	$9,132	$2,290	$6,842	$9,132
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
We recorded interest income (including the amortization of discount) related to these investments of $3.4 million and $7.1 million during the three and six months ended June 30, 2025, respectively, and $4.6 million and $8.3 million during the three and six months ended June 30, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at June 30, 2025
Equity Affiliates	June 30, 2025	December 31, 2024
Arbor Residential Investor LLC	$16,367	$23,868	$—
AWC Real Estate Opportunity Partners I LP	16,094	13,562	108,450
Fifth Wall Ventures	15,861	14,490	—
AMAC Holdings III LLC	14,416	15,413	33,410
ARSR DPREF I LLC	5,697	5,603	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	591	606	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$71,796	$76,312	$165,393
Arbor Residential Investor LLC ("ARI"). We invested $9.6 million for a 50% interest in ARI, with our former manager, Arbor Commercial Mortgage, LLC (“ACM”), holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (initially 65%) in a residential mortgage banking business. During the six months ended June 30, 2025, we recorded a loss of $1.4 million and during the three and six months ended June 30, 2024, we recorded a loss of $0.8 million and income of $0.8 million, respectively, to income from equity affiliates in our consolidated statements of income. Additionally, during the three and six months ended June 30, 2025, we received distributions of $5.6 million and $6.1 million, respectively, and during both the three and six months ended June 30, 2024, we received distributions of $7.7 million, which were classified as returns of capital.
In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore do not expect to record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made on July 31, 2025, for which we received $16.4 million as our allocable share.
AWC Real Estate Opportunity Partners I LP. In the first quarter of 2025, in accordance with the fund’s objectives, AWC brought in an additional capital partner who committed to a $3.0 million investment. The new partner further diluted our interest in the fund to a 46% limited partnership interest, from 49% at December 31, 2024. Certain investments made by AWC were in qualified properties that have outstanding bridge loans originated by us totaling $108.5 million and a $13.0 million Fannie Mae DUS loan we continue to service. During the three and six months ended June 30, 2025, we made contributions of $1.3 million and $3.7 million, respectively, and recorded a loss of $0.1 million and $0.2 million, respectively, related to this investment. During both the three and six months ended June 30, 2025, we received distributions of $1.0 million, which were classified as returns of capital. Interest income recorded from the bridge loans was $2.1 million and $4.2 million for the three and six months ended June 30, 2025, respectively. During both the three and six months ended June 30, 2024, we received net capital distributions of $11.2 million, which were classified as returns of capital, and recorded a loss of $0.2 million, from our investment in AWC. We also made $0.1 million and $8.5 million of additional contributions to the fund during the three and six months ended June 30, 2024, respectively.
Fifth Wall Ventures ("Fifth Wall"). During the three and six months ended June 30, 2025, we recorded income of $0.3 million and $0.8 million, respectively, and made contributions of $1.2 million and $1.9 million, respectively. During both the three and six months ended June 30, 2025, we received distributions of $1.4 million, which were classified as returns of capital. During the three and six months ended June 30, 2024, we recorded income of $0.1 million and $0.4 million, respectively, and made contributions of $0.2 million and $0.7 million, respectively.
AMAC Holdings III LLC (“AMAC III”). During the three and six months ended June 30, 2025, we recorded a loss of $1.0 million and $1.9 million, respectively, and made contributions of $0.9 million for both the three and six months ended June 30, 2025. During the three

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
and six months ended June 30, 2024, we recorded a loss of $0.7 million and $1.2 million, respectively, and during both the three and six months ended June 30, 2024, we made contributions of $2.6 million.
Lexford Portfolio. During both the three and six months ended June 30, 2025, we received distributions from this investment and recognized income of $3.4 million and during both the three and six months ended June 30, 2024, we received distributions and recognized income of $4.2 million.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows (in thousands):

	June 30, 2025				December 31, 2024
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$81,364	$13,599	$7,947	$102,910	$29,171	$13,599	$7,947	$50,717
Building and intangible assets	234,375	41,670	—	276,045	99,812	35,561	—	135,373
Less: Impairment loss	—	(2,500)	—	(2,500)	—	(2,500)	—	(2,500)
Less: Accumulated depreciation and amortization	(8,222)	(3,047)	—	(11,269)	(4,497)	(2,550)	—	(7,047)
Real estate owned, net	$307,517	$49,722	$7,947	$365,186	$124,486	$44,110	$7,947	$176,543
At June 30, 2025, our REO assets were comprised of eleven multifamily properties, two office buildings and two land parcels. At December 31, 2024, our REO assets were comprised of four multifamily properties, two office buildings and two land parcels.
During the three and six months ended June 30, 2025, we foreclosed on three and ten, respectively, multifamily bridge loans with an aggregate net carrying value of $67.6 million and $260.3 million, respectively, (net of specific CECL reserves of $5.1 million and $9.1 million, respectively) and received ownership of the underlying collateral as REO assets. Upon foreclosure, during the three and six months ended June 30, 2025, we recognized a gain of $0.8 million and a loss of $1.0 million, respectively, which was recorded through (loss) gain on real estate on the consolidated statements of income.
During the three and six months ended June 30, 2025, we sold one and three, respectively, multifamily REO assets for $7.0 million and $84.0 million, respectively, and repaid the mortgage notes outstanding of $49.1 million. During the three and six months ended June 30, 2025, we recognized a loss of $0.1 million and $1.0 million, respectively. Additionally, we provided new bridge loan financing to the new borrowers totaling $6.5 million and $83.5 million, respectively. The bridge loans bear interest as follows: One loan has a fixed rate of 4.75% for the first year, 5.50% for the second year and 6.00% for the third year, another loan bears interest at a rate of SOFR plus 2.00%, and the third loan bears interest at a rate of 7.32%, subject to a floor of SOFR plus 3.00%. Two of the new financings provided were deemed to be a significant financing component of the transactions and, as a result, for the six months ended June 30, 2025, we recorded a loss and corresponding liability $2.8 million, as an adjustment to the purchase price, which will be accreted into interest income over the life of the loans. The net losses of these transactions were recorded through (loss) gain on real estate on the consolidated statements of income.
See Note 3 for details of properties foreclosed and sold within the same reporting period.
At June 30, 2025 and December 31, 2024, we had mortgage notes payable totaling $184.6 million and $74.9 million, respectively, which are collateralized by our REO assets. Interest rates on the mortgage notes range from PRIME plus 1.35% to SOFR plus 3.25%, with maturities spanning from September 2025 to June 2027.
At June 30, 2025 and December 31, 2024, our multifamily REO properties had a weighted average occupancy rate of approximately 41% and 77%, respectively. At both June 30, 2025 and December 31, 2024, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $4.8 million and $7.5 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			June 30, 2025			December 31, 2024
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.9B joint repurchase facility (3)	Jul. 2025 (11)	Jul. 2026 (11)	$810,567	$1,332,963	6.79%	$657,690	$1,104,791
$1.15B repurchase facility	(10)	N/A	1,076,935	1,368,645	6.26%	—	—
$1B repurchase facility (3)	Aug. 2025	Aug. 2026	153,704	233,399	6.84%	215,459	336,193
$1B repurchase facility	(6)	N/A	751,531	1,023,366	7.21%	781,812	1,055,321
$750M repurchase facility (3)(7)	Dec. 2026	Dec. 2027	412,846	636,680	6.77%	202,798	362,695
$650M repurchase facility (3)(4)	Oct. 2025	N/A	445,556	601,201	6.92%	499,017	678,017
$400M credit facility	Mar. 2027	N/A	103,271	199,848	7.68%	138,695	237,123
$400M repurchase facility	Jan. 2027	Jan. 2028	106,016	154,525	6.87%	74,896	109,920
$350M repurchase facility	Mar. 2026	N/A	129,852	204,185	6.46%	134,189	203,135
$250M repurchase facility	Sept. 2027	(8)	34,245	65,007	7.52%	—	—
$250M repurchase facility	Oct. 2025	Oct. 2026	134,223	169,615	5.94%	—	—
$200M repurchase facility	Mar. 2027	Mar. 2028	5,271	7,753	6.97%	155,676	214,441
$150M repurchase facility	Oct. 2025	N/A	78,526	100,265	7.15%	108,696	145,148
$110M loan specific credit facilities	Aug. 2025 to Jul. 2026	Sept. 2026 to Aug. 2027	83,855	114,274	6.64%	133,965	181,108
$40M credit facility	Apr. 2026	Apr. 2027	15,459	24,610	6.76%	15,387	24,610
$35M working capital facility	Apr. 2026	N/A	—	—	—	—	—
Repurchase facility - securities (3)(5)	N/A	N/A	50,281	—	5.74%	18,549	—
Structured Business total (9)			$4,392,138	$6,236,336	6.73%	$3,136,829	$4,652,502

Agency Business
$750M ASAP agreement	N/A	N/A	$82,302	$82,918	5.47%	$62,196	$62,372
$500M repurchase facility (12)	Nov. 2025	N/A	15,131	15,134	5.80%	40,872	41,165
$200M credit facility	Mar. 2026	N/A	69,728	69,973	5.85%	141,169	141,971
$200M credit facility	Jun. 2026	N/A	104,507	105,816	5.80%	137,762	138,793
$100M joint repurchase facility (3)	Jul. 2025 (11)	Jul. 2026 (11)	57,816	77,853	6.17%	28,611	38,962
$50M credit facility	Sept. 2025	N/A	—	—	5.80%	11,723	11,723
$1M repurchase facility (3)(4)	Oct. 2025	N/A	—	—	6.85%	328	469
Agency Business total			$329,484	$351,694	5.79%	$422,661	$435,455
Consolidated total			$4,721,622	$6,588,030	6.66%	$3,559,490	$5,087,957
________________________
(1)At June 30, 2025 and December 31, 2024, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $8.1 million and $8.6 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.4 million and $0.2 million, respectively.
(2)At June 30, 2025 and December 31, 2024, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business.
(5)At June 30, 2025 and December 31, 2024, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.6 million. At June 30, 2025, this facility was also collateralized by investment grade notes we retained from our BTR CLO 1 securitization with a principal balance of $41.0 million.

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
(9)These amounts exclude outstanding mortgage notes payable on our REO assets with a debt carrying value of $184.6 million and $74.9 million at June 30, 2025 and December 31, 2024, respectively.
(10)This facility matures at the latest maturity date of all purchased assets, which is currently February 2028.
(11)In July 2025, this facility was amended to reduce the facility size to $1.50 billion from $2.00 billion and extend the maturity date to July 2027, with a one-year extension option.
(12)In July 2025, this facility was amended to temporarily increase the facility size to $1.00 billion from $500.0 million, effective through August 2025.
Structured Business
At June 30, 2025 and December 31, 2024, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.11% and 7.43%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 70% and 67% at June 30, 2025 and December 31, 2024, respectively.
In May 2025, we amended the interest rate on a $150.0 million repurchase facility to SOFR plus 2.50%, with an all-in floor of 5.50%, from SOFR plus 3.00%, with an all-in floor of 5.50%, contingent upon certain designated loans remaining in the facility through August 2025.
In March 2025, we entered into a $1.15 billion repurchase facility to finance the loans primarily held in our CLOs. This facility has a 24-month reinvestment period through March 2027. The facility has an interest rate of SOFR plus 1.85% and matures at the latest maturity date of all purchased assets, which is currently February 2028. Additionally, this facility is approximately 88% non-recourse to us and has an 80% advance rate.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
June 30, 2025	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
BTR CLO 1	$491,416	$482,655	6.98%	$598,690	$596,343	$—
CLO 18 (5)	1,165,068	1,163,440	6.50%	1,555,321	1,553,807	—
CLO 17 (5)	1,271,526	1,270,345	6.21%	1,659,345	1,659,134	—
CLO 16 (5)	557,510	556,519	6.02%	819,854	819,367	—
Total CLOs	3,485,520	3,472,959	6.38%	4,633,210	4,628,651	—
Q Series securitization	37,950	37,906	6.45%	82,440	82,433	—
Total securitized debt	$3,523,470	$3,510,865	6.38%	$4,715,650	$4,711,084	$—

December 31, 2024
CLO 19	$753,987	$751,364	7.02%	$912,935	$912,392	$—
CLO 18	1,335,647	1,332,950	6.47%	1,684,765	1,684,285	37,090
CLO 17	1,482,657	1,480,495	6.15%	1,811,391	1,810,463	50,910
CLO 16	682,845	681,008	5.93%	944,660	943,542	—
CLO 14	326,238	326,238	6.11%	452,751	452,526	—
Total CLOs (5)	4,581,374	4,572,055	6.35%	5,806,502	5,803,208	88,000
Q Series securitization	50,641	50,434	6.49%	94,940	94,895	—
Total securitized debt	$4,632,015	$4,622,489	6.35%	$5,901,442	$5,898,103	$88,000
________________________
(1)Debt carrying value is net of $12.6 million and $9.5 million of deferred financing fees at June 30, 2025 and December 31, 2024, respectively.
(2)At June 30, 2025 and December 31, 2024, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 6.71% and 6.59%, respectively, and the Q Series securitization was 7.52% and 7.46%, respectively.
(3)At June 30, 2025 and December 31, 2024, 45 and 46 loans, respectively, with a total UPB of $1.88 billion and $1.60 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $63.7 million and $43.4 million at June 30, 2025 and December 31, 2024, respectively.
(5)The replenishment period for the following CLOs has ended: CLO 14 - September 2023, CLO 16 – March 2024, CLO 19 – May 2024, CLO 17 – June 2024 and CLO 18 – August 2024.
BTR CLO 1. In May 2025, we completed BTR CLO 1, through a wholly owned subsidiary, issuing eleven tranches of CLO notes totaling $801.9 million. Of the total CLO notes issued, $682.6 million consisted of investment grade notes, $41.0 million of which were retained by us (including $31.8 million we financed), with the remainder issued to third party investors. The remaining $119.3 million were below investment grade notes and fully retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $583.6 million, with the real estate related assets primarily comprised of first-lien mortgage construction and bridge loans secured by build-to-rent properties contributed from our existing loan portfolio. The CLO has an approximate two-year replacement period, during which principal and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. The Securitization also includes a $200.0 million senior revolving note, which may be used to fund construction draws, acquire collateral at closing, or purchase replacement assets during the replacement period, of which $50.0 million had been drawn as of June 30, 2025. Thereafter, the outstanding debt balance will decrease as loans are repaid. Initially, the proceeds of the issuance also included $50.0 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, of which $36.2 million has been utilized to date, with the remaining amount expected to be fully utilized. Following the 180-day ramp up period and assuming the entire committed amount under the senior revolving note is utilized, the issuer will own loan obligations with a face value of $801.9 million, representing leverage of 80%, or 84% after

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
factoring in the financed portion of our retained investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 2.48% plus term SOFR, with interest payable monthly.
CLO 14 and 19. In March 2025, we unwound CLO 14 and 19, redeeming the remaining outstanding notes totaling $1.08 billion, which were repaid from a new $1.15 billion repurchase facility. We expensed $2.3 million of deferred financing fees related to the unwind of these CLOs, into loss on extinguishment of debt on the consolidated statements of income.
Securitization Paydowns. During the six months ended June 30, 2025, outstanding notes totaling $507.0 million on our existing CLOs and $12.7 million on the Q Series securitization have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			June 30, 2025			December 31, 2024
Senior Unsecured Notes (3)	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
9.00% Notes	Oct. 2024	Oct. 2027	$100,000	$98,643	9.00%	$100,000	$98,352	9.00%
7.75% Notes	Mar. 2023	Mar. 2026	95,000	94,564	7.75%	95,000	94,275	7.75%
8.50% Notes	Oct. 2022	Oct. 2027	150,000	148,790	8.50%	150,000	148,531	8.50%
5.00% Notes	Dec. 2021	Dec. 2028	180,000	178,513	5.00%	180,000	178,300	5.00%
4.50% Notes	Aug. 2021	Sept. 2026	270,000	269,020	4.50%	270,000	268,601	4.50%
5.00% Notes	Apr. 2021	Apr. 2026	175,000	174,475	5.00%	175,000	174,161	5.00%
4.50% Notes	Mar. 2020	Mar. 2027	275,000	274,169	4.50%	275,000	273,927	4.50%
			$1,245,000	$1,238,174	5.73%	$1,245,000	$1,236,147	5.73%
________________________
(1)At June 30, 2025 and December 31, 2024, the carrying value is net of deferred financing fees of $6.8 million and $8.9 million, respectively.
(2)At both June 30, 2025 and December 31, 2024, the aggregate weighted average note rate, including certain fees and costs, was 6.02%.
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
Subsequent Event. In July 2025, we issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due July 2030 in a private offering. We are using a portion of the net proceeds from this offering to repay our remaining outstanding $287.5 million 7.50% convertible notes due August 2025 and to add approximately $200.0 million of liquidity.
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
The UPB and net carrying value of our convertible notes are as follows (in thousands):

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
June 30, 2025	$287,500	$242	$287,258

December 31, 2024	$287,500	$1,647	$285,853

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the three months ended June 30, 2025, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2025, we incurred interest expense on the notes totaling $12.2 million, of which $10.8 million and $1.4 million related to the cash coupon and deferred financing fees, respectively. During the three months ended June 30, 2024, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the six months ended June 30, 2024, we incurred interest expense on the notes totaling $12.2 million, of which $10.8 million and $1.4 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% at both June 30, 2025 and December 31, 2024. At June 30, 2025, the notes had a conversion rate of 60.7706 shares of common stock per $1,000 of principal, which represented a conversion price of $16.46 per share of common stock.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $145.1 million and $144.7 million at June 30, 2025 and December 31, 2024, respectively, which is net of a deferred amount of $8.0 million and $8.3 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.3 million and $1.4 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 7.17% and 7.18% at June 30, 2025 and December 31, 2024, respectively. Including certain fees and costs, the weighted average note rate was 7.25% and 7.26% at June 30, 2025 and December 31, 2024, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2025.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at June 30, 2025, as well as on the most recent determination dates in July 2025. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in July 2025 are as follows:

Cash Flow Triggers	CLO 16	CLO 17	CLO 18	BTR CLO 1
Overcollateralization (1)
Current	140.90%	124.46%	130.03%	117.47%
Limit	120.21%	121.51%	123.03%	115.47%
Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	170.20%	151.24%	144.01%	139.43%
Limit	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 16	CLO 17	CLO 18	BTR CLO 1
July 2025	140.90%	124.46%	130.03%	117.47%
April 2025	142.15%	122.65%	127.91%	N/A
January 2025	136.19%	122.10%	123.89%	N/A
October 2024	129.98%	123.14%	124.20%	N/A
July 2024	127.64%	121.78%	123.67%	N/A
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$85,515	$72,790	$83,150	$71,634
Provisions for loss sharing	6,471	4,714	8,649	5,773
Provisions reversal for loan repayments	(2,256)	(381)	(2,647)	(394)
Recoveries (charge-offs), net	27	(562)	605	(452)
Ending balance	$89,757	$76,561	$89,757	$76,561
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2025 and December 31, 2024, we had $35.0 million and $34.8 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2025 and December 31, 2024, we had outstanding advances of $1.3 million and $1.9 million, respectively, which were netted against the allowance for loss-sharing obligations.
At June 30, 2025 and December 31, 2024, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $54.8 million and $48.3 million, respectively, and represented 0.24% and 0.21%, respectively, of our Fannie Mae servicing portfolio. During the three and six months ended June 30, 2025, we recorded an increase in CECL reserves of $4.0 million and $6.5 million, respectively. During the three and six months ended June 30, 2024, we recorded an increase in CECL reserves of $3.8 million and $4.9 million, respectively.
At June 30, 2025 and December 31, 2024, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.36 billion and $4.30 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and six months ended June 30, 2025, we recorded net gains of $1.4 million and $6.1 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $10.9 million and $19.1 million, respectively. During the three and six months ended June 30, 2024, we recorded net losses of $0.4 million and $0.3 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $14.5 million and $24.7 million, respectively. See Note 13 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At June 30, 2025 and December 31, 2024, we had $1.5 million and $2.3 million, respectively, included in others assets, which was comprised of cash posted as collateral of $2.5 million and $2.0 million, respectively, and net liability and net asset positions of $1.0 million and $0.3 million, respectively, from the fair value of our treasury futures.
During the three months ended June 30, 2025, we recorded realized losses of $1.0 million and unrealized gains of $0.5 million to our Agency Business, related to our swaps. During the six months ended June 30, 2025, we recorded realized losses of $0.5 million and unrealized losses of $1.2 million to our Agency Business, related to our swaps. During the three months ended June 30, 2024, we recorded realized gains of $0.2 million and unrealized losses of $0.1 million to our Agency Business, related to our swaps. During the six months ended June 30, 2024, we recorded realized and unrealized gains of $0.1 million and $0.3 million, respectively, to our Agency Business, related to our swaps.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	June 30, 2025
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	3	$35,162	Other assets/other liabilities	$382	$(279)
Forward sale commitments	31	309,003	Other assets/other liabilities	1,651	(115)
Treasury futures	679	67,900		—	—
		$412,065		$2,033	$(394)

	December 31, 2024
Forward sale commitments	44	$396,024	Other assets/other liabilities	$95	$(4,209)
Treasury futures	82	8,200		—	—
		$404,224		$95	$(4,209)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	June 30, 2025			December 31, 2024
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,609,235	$11,333,023	$11,381,419	$11,304,956	$11,033,997	$11,122,205
Loans held-for-sale, net	361,138	361,447	369,542	438,233	435,759	449,339
Capitalized mortgage servicing rights, net	n/a	348,326	484,774	n/a	368,678	511,282
Securities held-to-maturity, net	229,890	156,920	152,805	230,012	157,154	144,508
Derivative financial instruments	255,081	2,033	2,033	41,724	95	95

Financial liabilities:
Credit and repurchase facilities	$4,730,120	$4,721,622	$4,711,663	$3,568,361	$3,559,490	$3,592,120
Securitized debt	3,523,470	3,510,865	3,520,999	4,632,015	4,622,489	4,616,409
Senior unsecured notes	1,245,000	1,238,174	1,177,250	1,245,000	1,236,147	1,160,154
Convertible senior unsecured notes	287,500	287,258	286,925	287,500	285,853	287,500
Junior subordinated notes	154,336	145,085	110,541	154,336	144,686	109,099
Mortgage notes payable - real estate owned	184,618	184,618	183,686	74,897	74,897	74,495
Derivative financial instruments	89,084	394	394	354,300	4,209	4,209
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at June 30, 2025 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$2,033	$2,033	$—	$1,651	$382

Financial liabilities:
Derivative financial instruments	$394	$394	$—	$394	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at June 30, 2025 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$452,291	$452,291	$—	$—	$452,291
Loans held-for-sale (2)	13,038	13,038	—	13,038	—
	$465,329	$465,329	$—	$13,038	$452,291
________________________
(1)We had an allowance for credit losses of $144.6 million relating to 27 impaired loans with an aggregate carrying value, before loan loss reserves, of $596.9 million at June 30, 2025. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment loss of $1.0 million related to 3 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $14.1 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at June 30, 2025 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$390,517	Discounted cash flows	Capitalization rate	6.07%	5.50% - 7.00%

Land	49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	11,775	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$382	Discounted cash flows	W/A discount rate	13.32%	13.32%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivative assets and liabilities, net
Beginning balance	$309	$1,071	$—	$428
Settlements	(10,856)	(14,006)	(18,678)	(23,442)
Realized gains recorded in earnings	10,547	12,935	18,678	23,014
Unrealized gains recorded in earnings	382	1,066	382	1,066
Ending balance	$382	$1,066	$382	$1,066
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

June 30, 2025	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$35,162	$382	$—	$382
Forward sale commitments	309,003	—	—	—
Loans held-for-sale, net (1)	361,138	3,480	1,407	4,887
Total		$3,862	$1,407	$5,269
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at June 30, 2025 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,333,023	$11,381,419	$—	$—	$11,381,419
Loans held-for-sale, net	361,447	369,542	—	366,062	3,480
Capitalized mortgage servicing rights, net	348,326	484,774	—	—	484,774
Securities held-to-maturity, net	156,920	152,805	—	—	152,805

Financial liabilities:
Credit and repurchase facilities	$4,721,622	$4,711,663	$—	$329,484	$4,382,179
Securitized debt	3,510,865	3,520,999	—	—	3,520,999
Senior unsecured notes	1,238,174	1,177,250	1,177,250	—	—
Convertible senior unsecured notes	287,258	286,925	—	286,925	—
Junior subordinated notes	145,085	110,541	—	—	110,541
Mortgage notes payable - real estate owned	184,618	183,686	—	—	183,686
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
At June 30, 2025, we were required to maintain at least $22.8 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At June 30, 2025, the restricted liquidity requirement totaled $96.3 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At June 30, 2025, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $32.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At June 30, 2025, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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
Debt Obligations and Operating Leases. At June 30, 2025, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2025 (six months ending December 31, 2025)	$3,058,612	$5,601	$3,064,213
2026	4,136,212	11,424	4,147,636
2027	1,455,980	9,912	1,465,892
2028	1,319,904	9,226	1,329,130
2029	—	8,714	8,714
2030	—	8,756	8,756
Thereafter	154,336	10,924	165,260
Total	$10,125,044	$64,557	$10,189,601
During the three and six months ended June 30, 2025, we recorded lease expense of $2.7 million and $5.4 million, respectively. During the three and six months ended June 30, 2024, we recorded lease expense of $2.8 million and $5.5 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $2.22 billion at June 30, 2025 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Derivative Actions
On February 26, 2025, a purported shareholder filed a verified shareholder derivative suit in the United States District Court for the District of Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under the Exchange Act, arising from substantially the same facts and events as alleged in the above-mentioned Securities Class Action. The complaint seeks unspecified damages, costs and expenses, as well as other relief. On March 17, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint, and the derivative actions were consolidated as In re Arbor Realty Trust, Inc. Stockholder Derivative Litigation, No. 1:25-cv-00639. On April 28, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. The consolidated case is in the early stages.
On April 18, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint in the District Court for the Eastern District of New York. On May 20, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. This case is also in the early stages.
On July 18, 2025, a purported shareholder filed a verified shareholder derivative complaint in the Circuit Court for the Baltimore City, Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and a claim for breach of fiduciary duty. This case is also in the early stages.
On July 29, 2025, two purported shareholders filed a verified shareholder derivative complaint in the United States District Court for the District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty and unjust enrichment. This case is also in the early stages.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Restricted cash	$63,712	$131,381
Loans and investments, net	4,711,084	5,898,102
Other assets	77,344	95,442
Total assets	$4,852,140	$6,124,925

Liabilities:
Securitized debt	$3,510,865	$4,622,489
Other liabilities	9,332	15,255
Total liabilities	$3,520,197	$4,637,744
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 63 VIEs in which we have a variable interest at June 30, 2025 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at June 30, 2025 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$1,639,936
APL certificates	139,365
Equity investments	33,390
B Piece bonds	31,214
Agency interest only strips	69
Total	$1,843,974
________________________
(1)Represents the carrying amount of loans and investments before reserves. At June 30, 2025, $252.1 million of loans to VIEs had corresponding specific loan loss reserves of $90.7 million. The maximum loss exposure at June 30, 2025 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.81 billion at June 30, 2025.
Note 16 — Equity
Common Stock. We have an equity distribution agreement with Citizens JMP Securities, LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the six months ended June 30, 2025, we sold 2,508,750 shares of our common stock at an average price of $12.31 per share for net proceeds of $30.9 million. At June 30, 2025, we had 26,829,542 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At June 30, 2025, there was $138.6 million available for repurchase under this program.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2025, there were 16,173,761 OP Units outstanding, which represented 7.8% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2025 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 19, 2025	$0.43	March 28, 2025	$0.3984375	$0.390625	$0.390625
April 30, 2025	$0.30	June 27, 2025	$0.3984375	$0.390625	$0.390625
Common Stock – On July 30, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on August 29, 2025 to common stockholders of record as of the close of business on August 15, 2025.
Deferred Compensation. During 2025, we granted 629,028 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $7.8 million, of which: (1) 224,237 shares with a grant date fair value of $2.8 million vested on the grant date in 2025; (2) 197,225 shares with a grant date fair value of $2.4 million will vest in 2026; (3) 197,412 shares with a grant date fair value of $2.4 million will vest in 2027; and (4) 10,154 shares with a grant date fair value of $0.1 million will vest in 2028.
During 2025, we granted our chief executive officer 170,674 shares of restricted common stock with a grant date fair value of $2.1 million that vest in full in the first quarter of 2028. We also granted our chief executive officer up to 682,699 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $2.7 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives.
We also issued 47,725 fully-vested RSUs with a grant date fair value of $0.6 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During 2025, we withheld 260,181 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$23,952	$23,952	$47,397	$47,397
Net income attributable to noncontrolling interest (2)	—	2,015	—	4,094
Interest expense on convertible notes (3)	—	—	—	—
Net income attributable to common stockholders and noncontrolling interest	$23,952	$25,967	$47,397	$51,491
Weighted average shares outstanding	192,236,206	192,236,206	188,655,801	188,655,801
Dilutive effect of OP Units (2)	—	16,173,761	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	—
Dilutive effect of RSUs (4)	—	593,035	—	538,321
Weighted average shares outstanding	192,236,206	209,003,002	188,655,801	205,487,711
Net income per common share (1)	$0.12	$0.12	$0.25	$0.25

	Six Months Ended June 30,
	2025		2024
Net income attributable to common stockholders (1)	$54,389	$54,389	$105,270	$105,270
Net income attributable to noncontrolling interest (2)	—	4,617	—	9,090
Interest expense on convertible notes (3)	—	—	—	—
Net income attributable to common stockholders and noncontrolling interest	$54,389	$59,006	$105,270	$114,360
Weighted average shares outstanding	191,154,501	191,154,501	188,683,095	188,683,095
Dilutive effect of OP Units (2)	—	16,211,314	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	—
Dilutive effect of RSUs (4)	—	572,759	—	522,935
Weighted average shares outstanding	191,154,501	207,938,574	188,683,095	205,499,619
Net income per common share (1)	$0.28	$0.28	$0.56	$0.56
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The three and six months ended June 30, 2025 excludes interest expense of $6.1 million and $12.2 million, respectively, and potentially dilutive shares of 17,471,534 and 17,543,663, respectively, attributable to convertible debt since their effect would have been anti-dilutive.
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
In the three and six months ended June 30, 2025, we recorded a tax provision of $3.4 million and $7.0 million, respectively. In the three and six months ended June 30, 2024, we recorded a tax provision of $3.9 million and $7.5 million, respectively. The tax provision recorded in the three months ended June 30, 2025 consisted of a current tax provision of $5.0 million and a deferred tax benefit of $1.6 million. The tax provision recorded in the six months ended June 30, 2025 consisted of a current tax provision of $8.7 million and a deferred tax benefit of $1.7 million. The tax provision recorded in the three months ended June 30, 2024 consisted of a current tax provision of $6.8 million and a deferred tax benefit of $2.9 million. The tax provision recorded in the six months ended June 30, 2024 consisted of a current tax provision of $14.4 million and deferred tax benefit of $6.9 million. Current and deferred taxes are primarily recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS’s. Deferred income tax assets and liabilities are calculated based on temporary differences between our U.S. GAAP consolidated financial statements and the federal, state, local tax basis of assets and liabilities of the consolidated balance sheets.
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2025, we incurred $1.0 million and $1.9 million, respectively, and, during the three and six months ended June 30, 2024, we incurred $0.9 million and $1.8 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $16.8 million and $12.8 million at June 30, 2025 and December 31, 2024, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $3.4 million and $4.5 million at June 30, 2025 and December 31, 2024, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the three and six months ended June 30, 2025, we reimbursed the aircraft owner $0.7 million and $0.9 million, respectively, and $0.3 million for the three and six months ended June 30, 2024, for the flights chartered by our executives pursuant to the agreement.
In May 2025, we refinanced a $32.5 million bridge loan with a new $43.0 million bridge loan for an SFR BTR construction project. In 2020, we also made a $3.5 million preferred equity investment in the same project, of which $1.2 million was paid off in May 2025. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owned a 21.8% equity interest in the borrowing entity that increased to 26.6% in connection with the refinancing. Interest on the new loan decreased from SOFR plus 3.75% with a SOFR floor of 0.75% to SOFR plus 3.00% with a SOFR floor of 3.25% and matures in May 2026. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in December 2023, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.9 million. Interest income recorded from these loans was $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively.
In May 2025, we refinanced a $30.5 million bridge loan with a new $36.2 million bridge loan, for an SFR BTR construction project. In 2020, we also made a $4.6 million preferred equity investment in the same project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and owned a combined 18.9% equity interest in the borrowing entity that increased to 33.7% in connection with the refinancing. Interest on the new loan decreased from SOFR plus 4.25% with a SOFR floor of 1.00% to SOFR plus 3.00% with a SOFR floor of 3.25% and matures in November 2025. The preferred equity

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
investment has a 12.00% fixed rate and was scheduled to mature in April 2023, which was extended to November 2025. In connection with the extension, the borrower paid deferred interest of $1.3 million. Interest income recorded from the loans was $0.9 million and $1.9 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from the loans was $1.2 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($12.8 million was funded at June 30, 2025) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from the loans was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
In July 2024, we committed to fund a $62.4 million bridge loan ($12.2 million was funded at June 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
In May 2024, we committed to fund a $42.5 million bridge loan ($13.1 million was funded at June 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million for both the three and six months ended June 30, 2024.
In 2022, we committed to fund a $67.1 million bridge loan ($46.4 million was funded at June 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2025, which was extended to May 2026. Interest income recorded from this loan was $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($37.7 million was funded at June 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and was scheduled to mature in March 2025, which was extended to March 2026. Interest income recorded from this loan was $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively.
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
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. During the three and six months ended June 30, 2025, we recorded a loss associated with this investment of $1.0 million and $1.9 million, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025 we made contributions of $0.9 million. During both the three and six months ended June 30, 2024 we made contributions of $2.6 million. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025. In February 2025, we modified this loan to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. Interest income recorded from the bridge loan was $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in May 2025, which was extended to February 2029. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. Interest income recorded from this loan was $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million, for the three and six months ended June 30, 2024, respectively.
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
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. We recorded a loss of $1.4 million related to this investment for the six months ended June 30, 2025, and we recorded a loss of $0.8 million and income of $0.8 million related to this investment for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, we received distributions of $5.6 million and $6.1 million, and during both the three and six months ended June 30, 2024, we received distributions of $7.7 million, which were classified as returns of capital. In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore do not expect to record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made on July 31, 2025, for which we received $16.4 million as our allocable share.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, in connection with our equity investment, we received distributions totaling $3.4 million for both the three and six months ended June 30, 2025, and $4.2 million for both the three and six months ended June 30, 2024. Separate from the loans we originated in 2018, we

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2025, this debt had an aggregate outstanding balance of approximately $400.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At June 30, 2025, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended June 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$229,980	$10,323	$—	$240,303
Interest expense	165,858	5,720	—	171,578
Net interest income	64,122	4,603	—	68,725
Other revenue:
Gain on sales, including fee-based services, net	—	13,658	—	13,658
Mortgage servicing rights	—	10,930	—	10,930
Servicing revenue	—	45,204	—	45,204
Amortization of MSRs	—	(17,767)	—	(17,767)
Property operating income	5,452	—	—	5,452
Gain on derivative instruments, net	—	219	—	219
Other income, net	2,105	1,884	—	3,989
Total other revenue	7,557	54,128	—	61,685
Other expenses:
Employee compensation and benefits	16,018	20,905	—	36,923
Commissions	—	4,258	—	4,258
Selling and administrative	7,590	7,269	—	14,859
Property operating expenses	6,802	—	—	6,802
Depreciation and amortization	5,456	392	—	5,848
Provision for loss sharing	—	4,215	—	4,215
Provision for credit losses (net of recoveries)	16,112	2,892	—	19,004
Total other expenses	51,978	39,931	—	91,909
Income before loss on real estate, income from equity affiliates and income taxes	19,701	18,800	—	38,501
Loss on real estate	(1,448)	—	—	(1,448)
Income from equity affiliates	2,654	—	—	2,654
Provision for income taxes	(1,277)	(2,121)	—	(3,398)
Net income	19,630	16,679	—	36,309
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	2,015	2,015
Net income attributable to common stockholders	$9,288	$16,679	$(2,015)	$23,952

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$282,077	$15,111	$—	$297,188
Interest expense	203,062	6,165	—	209,227
Net interest income	79,015	8,946	—	87,961
Other revenue:
Gain on sales, including fee-based services, net	—	17,448	—	17,448
Mortgage servicing rights	—	14,534	—	14,534
Servicing revenue	—	46,797	—	46,797
Amortization of MSRs	—	(16,887)	—	(16,887)
Property operating income	1,444	—	—	1,444
Loss on derivative instruments, net	—	(275)	—	(275)
Other income, net	1,975	106	—	2,081
Total other revenue	3,419	61,723	—	65,142
Other expenses:
Employee compensation and benefits	15,805	21,449	—	37,254
Commissions	—	5,582	—	5,582
Selling and administrative	5,828	6,995	—	12,823
Property operating expenses	1,584	—	—	1,584
Depreciation and amortization	1,250	1,173	—	2,423
Provision for loss sharing (net of recoveries)	—	4,333	—	4,333
Provision for credit losses (net of recoveries)	28,030	1,534	—	29,564
Total other expenses	52,497	41,066	—	93,563
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	29,937	29,603	—	59,540
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on real estate	3,813	—	—	3,813
Income from equity affiliates	2,793	—	—	2,793
Benefit from (provision for) income taxes	865	(4,766)	—	(3,901)
Net income	36,996	24,837	—	61,833
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	4,094	4,094
Net income attributable to common stockholders	$26,654	$24,837	$(4,094)	$47,397
________________________
(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$460,067	$20,930	$—	$480,997
Interest expense	327,437	9,392	—	336,829
Net interest income	132,630	11,538	—	144,168
Other revenue:
Gain on sales, including fee-based services, net	—	26,439	—	26,439
Mortgage servicing rights	—	19,061	—	19,061
Servicing revenue	—	88,565	—	88,565
Amortization of MSRs	—	(35,525)	—	(35,525)
Property operating income	9,839	—	—	9,839
Gain on derivative instruments, net	—	3,619	—	3,619
Other income, net	4,183	4,224	—	8,407
Total other revenue	14,022	106,383	—	120,405
Other expenses:
Employee compensation and benefits	34,175	44,171	—	78,346
Commissions	—	8,871	—	8,871
Selling and administrative	16,521	14,650	—	31,171
Property operating expenses	10,276	—	—	10,276
Depreciation and amortization	8,809	783	—	9,592
Provision for loss sharing	—	6,002	—	6,002
Provision for loan losses (net of recoveries)	25,266	2,813	—	28,079
Total other expenses	95,047	77,290	—	172,337
Income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	51,605	40,631	—	92,236
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(4,258)	—	—	(4,258)
Income from equity affiliates	1,020	—	—	1,020
Provision for income taxes	(639)	(6,350)	—	(6,989)
Net income	45,409	34,281	—	79,690
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	4,617	4,617
Net income attributable to common stockholders	$24,725	$34,281	$(4,617)	$54,389

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$589,965	$28,515	$—	$618,480
Interest expense	415,661	11,242	—	426,903
Net interest income	174,304	17,273	—	191,577
Other revenue:
Gain on sales, including fee-based services, net	—	34,114	—	34,114
Mortgage servicing rights	—	24,733	—	24,733
Servicing revenue	—	94,954	—	94,954
Amortization of MSRs	—	(33,518)	—	(33,518)
Property operating income	3,014	—	—	3,014
Loss on derivative instruments, net	—	(5,533)	—	(5,533)
Other income, net	4,275	139	—	4,414
Total other revenue	7,289	114,889	—	122,178
Other expenses:
Employee compensation and benefits	34,352	44,872	—	79,224
Commissions	—	11,305	—	11,305
Selling and administrative	12,624	14,132	—	26,756
Property operating expenses	3,262	—	—	3,262
Depreciation and amortization	2,648	2,346	—	4,994
Provision for loss sharing (net of recoveries)	—	4,607	—	4,607
Provision for credit losses (net of recoveries)	45,806	2,876	—	48,682
Total other expenses	98,692	80,138	—	178,830
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	82,901	52,024	—	134,925
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on real estate	3,813	—	—	3,813
Income from equity affiliates	4,211	—	—	4,211
Benefit from (provision for) income taxes	784	(8,277)	—	(7,493)
Net income	91,297	43,747	—	135,044
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	9,090	9,090
Net income attributable to common stockholders	$70,613	$43,747	$(9,090)	$105,270

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2025
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$65,771	$189,971	$255,742
Restricted cash	63,713	27,231	90,944
Loans and investments, net	11,333,023	—	11,333,023
Loans held-for-sale, net	—	361,447	361,447
Capitalized mortgage servicing rights, net	—	348,326	348,326
Securities held-to-maturity, net	—	156,920	156,920
Investments in equity affiliates	71,796	—	71,796
Real estate owned, net	365,186	—	365,186
Goodwill and other intangible assets	12,500	74,836	87,336
Other assets and due from related party	411,439	80,880	492,319
Total assets	$12,323,428	$1,239,611	$13,563,039

Liabilities:
Debt obligations	$9,758,138	$329,484	$10,087,622
Allowance for loss-sharing obligations	—	89,757	89,757
Other liabilities and due to related parties	219,877	71,920	291,797
Total liabilities	$9,978,015	$491,161	$10,469,176

	December 31, 2024
Assets:
Cash and cash equivalents	$58,188	$445,615	$503,803
Restricted cash	134,320	22,056	156,376
Loans and investments, net	11,033,997	—	11,033,997
Loans held-for-sale, net	—	435,759	435,759
Capitalized mortgage servicing rights, net	—	368,678	368,678
Securities held-to-maturity, net	—	157,154	157,154
Investments in equity affiliates	76,312	—	76,312
Real estate owned, net	176,543	—	176,543
Goodwill and other intangible assets	12,500	75,619	88,119
Other assets and due from related party	415,310	78,930	494,240
Total assets	$11,907,170	$1,583,811	$13,490,981

Liabilities:
Debt obligations	$9,500,901	$422,661	$9,923,562
Allowance for loss-sharing obligations	—	83,150	83,150
Other liabilities and due to related parties	244,948	87,351	332,299
Total liabilities	$9,745,849	$593,162	$10,339,011

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination Data:
Structured Business
Bridge:
Multifamily	$103,300	$19,650	$471,050	$58,885
SFR	530,986	185,500	887,280	356,990
Land	—	10,350	—	10,350
	634,286	215,500	1,358,330	426,225

Mezzanine / Preferred Equity	6,999	11,684	11,439	56,813
Construction - Multifamily	75,259	—	93,896	—
Total New Loan Originations	$716,544	$227,184	$1,463,665	$483,038

Number of Loans Originated	19	45	39	104

Commitments:
SFR	$232,384	$277,260	$394,784	$688,877
Construction - Multifamily	173,000	—	265,000	—
Total Commitments	$405,384	$277,260	$659,784	$688,877

Loan Runoff	$519,709	$629,641	$941,650	$1,269,659

Agency Business
Origination Volumes by Investor:
Fannie Mae	$683,206	$742,724	$1,041,017	$1,201,153
Freddie Mac	150,339	346,821	328,359	716,923
Private Label	—	34,714	44,925	50,124
FHA	—	—	16,041	—
SFR - Fixed Rate	23,552	24,996	32,663	27,314
Total New Loan Originations	$857,097	$1,149,255	$1,463,005	$1,995,514
Total Loan Commitment Volume	$852,766	$1,099,713	$1,498,167	$2,033,956

Agency Business Loan Sales Data:
Fannie Mae	$657,305	$731,237	$1,013,021	$1,457,135
Freddie Mac	114,464	332,921	412,949	662,600
Private Label	—	34,714	—	50,124
FHA	18,366	11,419	85,908	23,488
SFR - Fixed Rate	16,885	24,996	25,996	27,314
Total Loan Sales	$807,020	$1,135,287	$1,537,874	$2,220,661
Sales Margin (fee-based services as a % of loan sales)	1.69%	1.54%	1.72%	1.54%
MSR Rate (MSR income as a % of loan commitments) (1)	1.28%	1.32%	1.27%	1.22%
________________________

(1) Excluding $160.2 million of loan commitments not serviced for a fee from the first quarter of 2024 the MSR rate was 1.32% for the six months ended June 30, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2025
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$22,999,772	45.8	5.9
Freddie Mac	6,100,091	21.3	6.5
Private Label	2,599,971	18.7	5.0
FHA	1,497,551	14.0	19.9
SFR - Fixed Rate	287,065	20.0	4.2
Bridge	278,116	10.4	2.6
Total	$33,762,566	37.4	6.5

	December 31, 2024
Fannie Mae	$22,730,056	46.4	6.4
Freddie Mac	6,077,020	21.5	6.8
Private Label	2,605,980	18.7	5.5
FHA	1,506,948	14.1	19.2
Bridge	278,494	10.4	3.0
SFR - Fixed Rate	271,859	20.1	4.4
Total	$33,470,357	37.8	6.9

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
Income earned from our structured transactions. Our structured transactions are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. When interest rates rise, the income from these investments can be significantly and negatively impacted. In addition, we periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.
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

Significant Developments During the Second Quarter of 2025
Financing and Capital Markets Activity
•Closed our first build-to-rent collateralized securitization vehicle totaling $801.9 million, of which $682.6 million consisted of investment grade notes. We retained $41.0 million of the investment grade notes, along with the below investment grade notes totaling $119.3 million.
Structured Business Activity
•Balance sheet portfolio of $11.61 billion (up 1%), as loan originations of $716.5 million outpaced loan runoff totaling $519.7 million;
•We modified 8 loans with a total UPB of $251.9 million. Six of these loans with a total UPB of $144.9 million were modified to provide temporary rate relief through a pay and accrual feature (see Note 3 for details);
•We foreclosed on 6 loans with a total UPB of $188.2 million, 3 of which we took back the underlying collateral as REO assets totaling $72.3 million and 3 were sold totaling $115.9 million. In addition, we sold an existing $7.1 million REO asset; and
•In April 2025, Wakefield entered into an agreement to sell its interest in a residential mortgage banking business (an equity investment we refer to as ARI), as described in Note 8.
Agency Business Activity. Servicing portfolio of $33.76 billion (up $277.7 million); Agency originations of $857.1 million, including $88.5 million of new Agency loans that were recaptured from our structured Business runoff.
Subsequent Event. In July 2025, we issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2030 through a private offering. The proceeds are being used to repay the remaining outstanding 7.50% convertible notes due August 2025 and to add ~$200 million of liquidity.

Current Market Conditions, Risks and Recent Trends

During 2024, the Federal Reserve lowered the federal funds rate three times totaling a 100-basis point reduction, which marked the first rate cuts since 2020. Although short-term rates are predicted to continue to decline with additional rate cuts of up to 50 basis points in the second half of 2025, we currently remain in a high-interest rate environment, which could persist longer than anticipated if certain key economic indicators fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates have increased significantly and remain highly volatile since the announcement of the current administrator’s imposition of increased tariffs and macroeconomic uncertainty. Since September 2024, the 5-year and 10-year interest rates have increased substantially, with the 10-year rate moving from a low of approximately 3.60% in September 2024 to a high of approximately 4.80% in January 2025 and has recently fluctuated between 4.25% and 4.50%. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates for the remainder of 2025 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the One Big Beautiful Bill Act (“OBBBA”), as described below.

As a result of the significant volatility in rates and the unpredictable impact of the tariff negotiations and the OBBBA, it is very difficult to predict where short and long-term rates will settle for the remainder of the year.

This elevated and unpredictable rate environment has resulted in, and may continue to result in, increased payment delinquencies and defaults, increased loan modifications and foreclosures and declining real estate values of certain asset classes, all of which have impacted, and may continue to impact, our future results of operations, financial condition, business prospects and ability to make distributions to our stockholders. Additionally, this high-interest rate environment has created, and may continue to create, increased headwinds for commercial real estate which has led to decreased origination volumes, especially in our GSE/Agency business in 2025, negatively impacting the ability for borrowers to refinance our balance sheet loans with fixed rate agency products. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our future results of operations, financial condition, liquidity and ability to make distributions to our stockholders.

We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses, while safeguarding the integrity of our portfolio, which may include modifying original loan terms. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will continue to perform under the current loan terms.

In general, a rising or high-interest rate environment positively impacts our net interest income since our structured loan portfolio exceeds our corresponding debt balances, and the vast majority of our loan portfolio is floating rate based on SOFR. Additionally, since a sizeable portion of our debt consists of fixed-rate instruments (such as senior unsecured notes), as compared to our structured loan portfolio, the increase in interest income from high interest rates tends to outpace the rise in interest expense on our debt. Furthermore, our earnings on escrows and cash balances also benefit from an elevated rate environment. However, the prolonged period of elevated interest rates has also led to an increase in loan delinquencies, a decrease in loan originations and lower cash and escrow balances, which is having, and may continue to have, a negative impact on our net interest income. Additionally, the prolonged high-interest rate environment has contributed to a decline in certain commercial real estate values, leading to increased reserves, when the collateral value is considered insufficient to fully repay the loans.

The above mentioned short-term interest rate reductions have resulted, and will continue to result, in a decrease in the net interest income on our floating rate loan book and reductions in the earnings on our cash and escrow balances. For additional details, see “Quantitative and Qualitative Disclosures about Market Risk” below.

The elevated and volatile interest rates, along with geopolitical uncertainty, has caused some disruptions in certain segments of the financial services, real estate, and credit markets, leading to tighter liquidity conditions. Despite these periodic disruptions, we have been successful in raising capital through various vehicles, when needed, to continue to operate and strengthen our business.
The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. Additionally, although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and, therefore, we believe we bear minimal credit risk.

We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. FHFA set its 2025 Caps for Fannie Mae and Freddie Mac at $73 billion for each enterprise for a total opportunity of $146 billion, which is an increase from its 2024 Caps of $70 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2025 Caps if warranted, however, they will not reduce the 2025 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2025 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2025 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs, and servicing revenues. As discussed above, the current high-interest rate environment could lead to a continued decline in our GSE originations, which could continue to negatively impact our financial results. We are also unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.

On July 4, 2025, the OBBBA was enacted into law. This comprehensive legislation introduces wide-ranging changes to federal tax policy, entitlement programs, immigration enforcement and infrastructure investment. The OBBBA includes potential changes to broader corporate tax provisions that may affect certain aspects of our business operations and tax exposure over the course of the next few years. Additionally, various indirect components of the legislation, such as modifications to entitlement funding, increased federal spending and shifts in fiscal and regulatory priorities, may influence the capital markets, interest rate environment and demand for commercial real estate finance. We are reviewing the potential implications of the new law, including interpretive guidance related to corporate taxation, and as a result of the complexity of the legislation and the evolving nature of its implementation, it is difficult to predict the effects of this legislation on our business, financial condition, results of operations or the real estate markets in general.
Changes in Financial Condition
Assets — Comparison of balances at June 30, 2025 to December 31, 2024:
Our Structured loan and investment portfolio balance was $11.61 billion and $11.30 billion at June 30, 2025 and December 31, 2024, respectively. This increase was primarily due to loan originations exceeding loan runoff by $522.0 million (see below for details), partially offset by loans we foreclosed on and received ownership of the underlying collateral as REO assets.
The portfolio had a weighted average current interest pay rate of 7.03% and 6.90% at June 30, 2025 and December 31, 2024, respectively. Including certain fees earned and costs, the weighted average current interest rate was 7.86% and 7.80% at June 30, 2025 and December 31, 2024, respectively. Our debt that finances our Structured loan and investment portfolio totaled $9.61 billion and $9.46 billion at June 30, 2025 and December 31, 2024, respectively, with a weighted average funding cost of 6.52% and 6.55%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.88% at both June 30, 2025 and December 31, 2024.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Loans originated	$716,544	$1,463,665
Number of loans	19	39
Weighted average interest rate	8.75%	8.69%

Loan runoff	$519,709	$941,650
Number of loans	41	69
Weighted average interest rate	8.63%	8.59%

Loans modified	$251,905	$1,201,735
Number of loans	8	29

Loans extended	$1,231,786	$2,501,187
Number of loans	77	140
Loans held-for-sale from the Agency Business decreased $74.3 million, primarily from loan sales exceeding originations by $74.9 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$683,206	$657,305	$1,041,017	$1,013,021
Freddie Mac	150,339	114,464	328,359	412,949
Private Label	—	—	44,925	—
FHA	—	18,366	16,041	85,908
SFR - Fixed Rate	23,552	16,885	32,663	25,996
Total	$857,097	$807,020	$1,463,005	$1,537,874

Investments is equity affiliates decreased $4.5 million, primarily due to distributions totaling $8.5 million received from our investments in a residential mortgage banking business, AWC and Fifth Wall and losses totaling $3.3 million from the residential mortgage business and AMAC III investments, partially offset by contributions totaling $6.5 million made for our investments in AWC, Fifth Wall and AMAC III.

Real estate owned increased $188.6 million, primarily due to the foreclosure of ten multifamily bridge loans, through which we took back the underlying collateral, partially offset by the sale of three multifamily properties.
Liabilities – Comparison of balances at June 30, 2025 to December 31, 2024:
Credit and repurchase facilities increased $1.16 billion, primarily due to refinancing loans from the unwind of two CLOs with our new $1.15 billion repurchase facility and loan originations exceeding runoff in our Structured Business, partially offset by transferring loans into BTR CLO 1.
Securitized debt decreased $1.11 billion, primarily due to the unwind of CLO 14 and CLO 19 totaling $1.08 billion and paydowns on our existing securitizations of $519.7 million, partially offset by the issuance of BTR CLO 1 where we issued $491.4 million of notes to third-party investors.
Mortgage notes payable — real estate owned increased $109.7 million, primarily due to the addition of mortgage notes payable totaling $158.9 million on new REO assets and financing received on an existing REO asset, partially offset by the payoff of $49.1 million of mortgage notes payable associated with the sale of REO assets.
Other liabilities decreased $28.6 million, primarily due to payments of accrued incentive compensation and commissions during the first half of 2025, related to 2024 performance, a decrease in accrued interest payable as a result of the unwind of CLOs and paydowns on remaining securitizations and lower current tax liabilities.

Equity
See Note 16 for details of our issuances of common stock, dividends declared and deferred compensation transactions.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2025
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$22,999,772	2,660	4.1	5.9	97%	3%	4.64%	3.39%	2.09%
Freddie Mac	6,100,091	1,135	3.5	6.5	87%	13%	4.96%	5.01%	3.93%
Private Label	2,599,971	161	3.9	5.0	100%	—	4.15%	—	0.43%
FHA	1,497,551	104	4.0	19.9	100%	—	3.83%	2.29%	—
SFR - Fixed Rate	287,065	51	3.0	4.2	98%	2%	5.56%	4.47%	1.57%
Bridge	278,116	3	2.5	2.6	85%	15%	6.37%	—	—
Total	$33,762,566	4,114	4.0	6.5	95%	5%	4.64%	3.35%	2.18%

	December 31, 2024
Fannie Mae	$22,730,056	2,644	3.9	6.4	96%	4%	4.60%	2.19%	1.27%
Freddie Mac	6,077,020	1,159	3.3	6.8	86%	14%	4.91%	5.78%	3.63%
Private Label	2,605,980	161	3.4	5.5	100%	—	4.15%	—	0.43%
FHA	1,506,948	106	3.6	19.2	100%	—	3.79%	—	—
Bridge	278,494	3	2.0	3.0	85%	15%	6.41%	—	—
SFR - Fixed Rate	271,859	52	2.8	4.4	100%	—	5.47%	9.02%	1.66%
Total	$33,470,357	4,125	3.7	6.9	95%	5%	4.60%	2.61%	1.57%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At June 30, 2025 and December 31, 2024, delinquent loans totaled $735.0 million and $524.5 million, respectively. At June 30, 2025, there was one loan totaling $24.4 million in bankruptcy and eighteen loans totaling $95.3 million have been foreclosed. At December 31, 2024, there were two loans totaling $4.8 million in bankruptcy and six loans totaling $28.2 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$240,303	$297,188	$(56,885)	(19)%
Interest expense	171,578	209,227	(37,649)	(18)%
Net interest income	68,725	87,961	(19,236)	(22)%
Other revenue:
Gain on sales, including fee-based services, net	13,658	17,448	(3,790)	(22)%
Mortgage servicing rights	10,930	14,534	(3,604)	(25)%
Servicing revenue, net	27,437	29,910	(2,473)	(8)%
Property operating income	5,452	1,444	4,008	nm
Gain (loss) on derivative instruments, net	219	(275)	494	nm
Other income, net	3,989	2,081	1,908	92%
Total other revenue	61,685	65,142	(3,457)	(5)%
Other expenses:
Employee compensation and benefits	41,181	42,836	(1,655)	(4)%
Selling and administrative	14,859	12,823	2,036	16%
Property operating expenses	6,802	1,584	5,218	nm
Depreciation and amortization	5,848	2,423	3,425	141%
Provision for loss sharing (net of recoveries)	4,215	4,333	(118)	(3)%
Provision for credit losses (net of recoveries)	19,004	29,564	(10,560)	(36)%
Total other expenses	91,909	93,563	(1,654)	(2)%
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	38,501	59,540	(21,039)	(35)%
Loss on extinguishment of debt	—	(412)	412	nm
(Loss) gain on real estate	(1,448)	3,813	(5,261)	nm
Income from equity affiliates	2,654	2,793	(139)	(5)%
Provision for income taxes	(3,398)	(3,901)	503	(13)
Net income	36,309	61,833	(25,524)	(41)%
Preferred stock dividends	10,342	10,342	—	—%
Net income attributable to noncontrolling interest	2,015	4,094	(2,079)	(51)%
Net income attributable to common stockholders	$23,952	$47,397	$(23,445)	(49)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,061,695	$216,637	7.86%	$11,764,635	$263,356	8.98%
Mezzanine	256,527	6,276	9.81%	264,014	6,736	10.23%
Preferred equity investments	150,047	3,657	9.78%	117,035	2,138	7.33%
Other	60,595	1,858	12.30%	5,326	137	10.32%
Core interest-earning assets	11,528,864	228,428	7.95%	12,151,010	272,367	8.99%
Cash equivalents	189,090	1,552	3.29%	795,376	9,710	4.90%
Total interest-earning assets	$11,717,954	$229,980	7.87%	$12,946,386	$282,077	8.74%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,499,752	$83,459	7.44%	$2,683,532	$56,518	8.45%
CLO	3,296,933	53,793	6.54%	6,242,504	115,545	7.42%
Unsecured debt	1,532,500	24,954	6.53%	1,542,500	23,941	6.23%
Q Series securitization	37,950	693	7.32%	183,448	3,711	8.11%
Trust preferred	154,336	2,959	7.69%	154,336	3,347	8.70%
Total interest-bearing liabilities	$9,521,471	165,858	6.99%	$10,806,320	203,062	7.54%
Net interest income		$64,122			$79,015
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $52.1 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets and a decrease in the average balance of our core interest-earning assets, as loan runoff exceeded loan originations in 2024. The decrease in the average yield was mainly from a decrease in SOFR and a reduction in back interest earned on delinquent and modified loans, as well as an increase in new delinquencies. To a lesser extent, the decline also reflects a decrease in interest earned on our cash balances, as a result of lower average balances and a decrease in SOFR.
The decrease in interest expense was mainly due to a $37.2 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities, from loan runoff and note paydowns in our securitizations and senior unsecured notes, and a decrease in the average cost of interest-bearing liabilities, mainly from a decrease in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 29% decrease in loan sales volume ($328.3 million), partially offset by a 10% increase in the sales margin from 1.54% to 1.69%. The increase in the sales margin was mainly due to the portfolio mix in 2025 that produced higher margins.
The decrease in income from MSRs was primarily due to a 22% decrease in loan commitment volume ($246.9 million).
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate.

Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets. This is also the reason for the increase in depreciation and amortization.
The increase in other income, net was primarily due to increases in the fair values of our Private Label loans and loan fees from our Agency Business.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to decreases in commissions and incentive compensation from lower GSE/Agency loan sales volume and bonus allocation targets.
The increase in selling and administrative expenses was primarily due to increases in legal and professional fees.
The decrease in the provision for credit losses (net of recoveries) was primarily related to general improvements in the forecasted outlook for commercial real estate in 2025 and a decrease in specifically impaired loans, net of recoveries.
(Loss) Gain on Real Estate
The loss on real estate in 2025 is substantially comprised of losses on below market debt totaling $1.5 million related to financing on the sale of several REO assets. The $3.8 million gain on real estate in 2024 represents the gain recognized on the sale of an REO asset.
Income from Equity Affiliates
Income from equity affiliates in 2025 primarily reflects a $3.4 million distribution received from our Lexford joint venture, partially offset by a $1.0 million loss from our AMAC III investment; while income in 2024 primarily reflects a $4.2 million distribution received from Lexford, partially offset by losses from our investments in a residential mortgage banking business and AMAC III totaling $1.5 million.
Provision for Income Taxes
In the three months ended June 30, 2025, we recorded a tax provision of $3.4 million, which consisted of a current tax provision of $5.0 million and a deferred tax benefit of $1.6 million. In the three months ended June 30, 2024, we recorded a tax provision of $3.9 million, which consisted of a current tax provision of $6.8 million and a deferred tax benefit of $2.9 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,173,761 and 16,293,589 OP Units outstanding at June 30, 2025 and 2024, respectively, which represented 7.8% and 8.0% of our outstanding stock at June 30, 2025 and 2024, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$480,997	$618,480	$(137,483)	(22)%
Interest expense	336,829	426,903	(90,074)	(21)%
Net interest income	144,168	191,577	(47,409)	(25)%
Other revenue:
Gain on sales, including fee-based services, net	26,439	34,114	(7,675)	(22)%
Mortgage servicing rights	19,061	24,733	(5,672)	(23)%
Servicing revenue, net	53,040	61,436	(8,396)	(14)%
Property operating income	9,839	3,014	6,825	nm %
Gain (loss) on derivative instruments, net	3,619	(5,533)	9,152	nm %
Other income, net	8,407	4,414	3,993	90%
Total other revenue	120,405	122,178	(1,773)	(1)%
Other expenses:
Employee compensation and benefits	87,217	90,529	(3,312)	(4)%
Selling and administrative	31,171	26,756	4,415	17%
Property operating expenses	10,276	3,262	7,014	nm %
Depreciation and amortization	9,592	4,994	4,598	92%
Provision for loss sharing (net of recoveries)	6,002	4,607	1,395	30%
Provision for credit losses (net of recoveries)	28,079	48,682	(20,603)	(42)%
Total other expenses	172,337	178,830	(6,493)	(4)%
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	92,236	134,925	(42,689)	(32)%
Loss on extinguishment of debt	(2,319)	(412)	(1,907)	nm %
(Loss) gain on real estate	(4,258)	3,813	(8,071)	nm %
Income from equity affiliates	1,020	4,211	(3,191)	(76)%
Provision for income taxes	(6,989)	(7,493)	504	(7)%
Net income	79,690	135,044	(55,354)	(41)%
Preferred stock dividends	20,684	20,684	—	—%
Net income attributable to noncontrolling interest	4,617	9,090	(4,473)	(49)%
Net income attributable to common stockholders	$54,389	$105,270	$(50,881)	(48)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,019,472	$435,647	7.97%	$11,964,674	$549,473	9.21%
Mezzanine	256,809	12,463	9.79%	256,998	13,613	10.62%
Preferred equity investments	149,449	7,325	9.88%	106,972	3,738	7.01%
Other	36,031	2,075	11.61%	5,919	303	10.27%
Core interest-earning assets	11,461,761	457,510	8.05%	12,334,563	567,127	9.22%
Cash equivalents	149,931	2,557	3.44%	910,016	22,838	5.03%
Total interest-earning assets	$11,611,692	$460,067	7.99%	$13,244,579	$589,965	8.93%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$3,955,280	$147,798	7.54%	$2,724,226	$114,492	8.43%
CLO	3,788,566	122,273	6.51%	6,430,933	237,407	7.40%
Unsecured debt	1,532,500	49,908	6.57%	1,587,500	49,269	6.22%
Q Series securitization	39,803	1,561	7.91%	193,096	7,802	8.10%
Trust preferred	154,336	5,897	7.71%	154,336	6,691	8.69%
Total interest-bearing liabilities	$9,470,485	327,437	6.97%	$11,090,091	415,661	7.52%
Net interest income		$132,630			$174,304
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $129.9 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets and a decrease in the average balance of our core interest-earning assets, as loan runoff exceeded loan originations in 2024. The decrease in the average yield was mainly from a decrease in SOFR and a reduction in back interest earned on delinquent and modified loans, as well as an increase in new delinquencies. To a lesser extent, the decline also reflects a decrease in interest earned on our cash balances, as a result of lower average balances and a decrease in SOFR.
The decrease in interest expense was mainly due to a $88.2 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities, from loan runoff and note paydowns in our securitizations and senior unsecured notes, and a decrease in the average cost of interest-bearing liabilities, mainly from a decrease in SOFR.
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 31% decrease in loan sales volume ($682.8 million), partially offset by a 12% increase in the sales margin from 1.54% to 1.72%. The increase in the sales margin was mainly due to the portfolio mix in 2025 that produced higher margins.
The decrease in income from MSRs was primarily due to a 26% decrease in loan commitment volume ($535.8 million), partially offset by a 4% increase in the MSR rate from 1.22% to 1.27%.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate.
Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets. This is also the reason for the increase in depreciation and amortization.

The gains and losses on derivative instruments in 2025 and 2024 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates as well as from the timing of GSE Agency loan sales.
The increase in other income, net was primarily due to increases in the fair values of our Private Label loans and loan fees from our Agency Business.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to decreases in commissions and incentive compensation from lower GSE/Agency loan sales volume and bonus allocation targets.
The increase in selling and administrative expenses was primarily due to increases in legal and professional fees.
The increase in the provision for loss sharing (net of recoveries) reflects an increase in general reserves as a result of portfolio growth.
The decrease in the provision for credit losses (net of recoveries) primarily reflects a decrease is specifically impaired loans.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2025 and 2024 reflects deferred financing fees recognized in connection with the unwind of CLOs.
(Loss) Gain on Real Estate

The loss on real estate in 2025 is comprised of $4.3 million in loss on below market debt related to financing on the sale of several existing REO assets and a $1.8 million loss on the foreclosure of loans we took back as REO assets, partially offset by a $1.9 million gain on the REO sales. The $3.8 million gain on real estate in 2024 represents the gain recognized on the sale of an REO asset.
Income from Equity Affiliates

Income from equity affiliates in 2025 primarily reflects a $3.4 million distribution received from our Lexford joint venture and income of $0.8 million from our Fifth Wall investment, partially offset by losses from our investments in a residential mortgage banking business and AMAC III totaling $3.3 million. Income from equity affiliates in 2024 primarily reflects a $4.2 million distribution received from Lexford and $0.8 million in income from our investment in a residential mortgage banking business, partially offset by a $1.2 million loss from our AMAC III investment.
Provision for Income Taxes
In the six months ended June 30, 2025, we recorded a tax provision of $7.0 million, which consisted of a current tax provision of $8.7 million and a deferred tax benefit of $1.7 million. In the six months ended June 30, 2024, we recorded a tax provision of $7.5 million, which consisted of a current tax provision of $14.4 million and a deferred tax benefit of $6.9 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,173,761 and 16,293,589 OP Units outstanding at June 30, 2025 and 2024, respectively, which represented 7.8% and 8.0% of our outstanding stock at June 30, 2025 and 2024, respectively.
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

The elevated and volatile interest rates, along with geopolitical uncertainty, has caused some disruptions in certain segments of the financial services, real estate, and credit markets, leading to tighter liquidity conditions. The increased cost of credit, or degradation in debt financing terms, has impacted, and may continue to impact, our ability to identify and execute investments on attractive terms, or at all. If our financing sources, borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it would have a material adverse effect on our liquidity and capital resources.

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
We had $9.61 billion in total structured debt outstanding at June 30, 2025. Of this total, $5.21 billion, or 54%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $4.40 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At June 30, 2025, we had $1.93 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At July 29, 2025, we had approximately $600 million in cash and liquidity. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $33.76 billion agency servicing portfolio at June 30, 2025, which is mostly prepayment protected and generates approximately $126 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $210.6 million during the six months ended June 30, 2025 and consisted primarily of net income (adjusted for the increase in CECL reserves of $34.1 million) of $113.8 million and net cash inflows of $70.6 million from loan sales exceeding loan originations in our Agency Business.
Cash flows used in investing activities totaled $522.1 million during the six months ended June 30, 2025. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $1.48 billion, net of payoffs and paydowns of $962.0 million, resulted in net cash outflows of $522.4 million.

Cash flows used in financing activities totaled $2.0 million during the six months ended June 30, 2025 and consisted primarily of $1.11 billion of net securitized debt activity (payoffs and paydowns exceeded proceeds) and $172.4 million of distributions to our stockholders and OP Unit holders, partially offset by net cash inflows of $1.16 billion from debt facility activities (financed loan originations were greater than facility paydowns) and net cash inflows of $109.7 million from mortgage notes payable activities (proceeds exceeded payoffs and paydowns).
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at June 30, 2025. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	June 30, 2025
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$8,685,724	$4,400,260	$4,285,464	2025 - 2028
Securitized debt (3)	3,523,470	3,523,470	—	2025 - 2028
Senior unsecured notes	1,245,000	1,245,000	—	2026 - 2028
Convertible senior unsecured notes	287,500	287,500	—	2025
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Mortgage notes payable - real estate owned	184,618	184,618	—	2025 - 2026
Structured Business total	14,080,648	9,795,184	4,285,464

Agency Business
Credit and repurchase facilities (4)	1,800,000	329,860	1,470,140	2025 - 2026
Consolidated total	$15,880,648	$10,125,044	$5,755,604
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at June 30, 2025.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
June 30, 2025	$4,846,239	$4,730,120	$4,922,270
March 31, 2025	3,609,646	4,791,967	4,803,572
December 31, 2024	3,412,416	3,607,907	3,793,231
September 30, 2024	3,082,185	3,264,033	3,299,414
June 30, 2024	3,078,714	3,167,067	3,280,998
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At June 30, 2025, we had no off-balance sheet arrangements.
Inflation. During 2024, the Federal Reserve lowered the federal funds rate three times totaling a 100-basis point reduction, which marked the first rate cuts since 2020. Although short-term rates are predicted to continue to decline with additional rate cuts of up to 50 basis points in the second half of 2025, we currently remain in a high-interest rate environment, which could persist longer than anticipated if certain key economic indicators fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates have increased significantly and remain highly volatile since the announcement of the current administrator’s imposition of increased tariffs and macroeconomic uncertainty. Since September 2024, the 5-year and 10-year interest rates have increased substantially, with the 10-year rate moving from a low of approximately 3.60% in September 2024 to a high of approximately 4.80% in January 2025 and has recently fluctuated between 4.25% and 4.50%. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates for the remainder of 2025 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the OBBBA. As a result of the significant volatility in rates and the unpredictable impact of the tariff negotiations and the OBBBA, it is very difficult to predict where short and long-term rates will settle for the remainder of the year.
This elevated and unpredictable rate environment has resulted in, and may continue to result in, increased payment delinquencies and defaults, increased loan modifications and foreclosures and declining real estate values of certain asset classes, all of which have impacted, and may continue to impact, our future results of operations, financial condition, business prospects and ability to make distributions to our stockholders. Additionally, this high-interest rate environment has created, and may continue to create, increased headwinds for commercial real estate which has led to decreased origination volumes, especially in our GSE/Agency business in 2025, negatively impacting the ability for borrowers to refinance our balance sheet loans with fixed rate agency products. This environment could also limit our ability to resolve delinquent loans, leading to potential additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our future results of operations, financial condition, liquidity and ability to make distributions to our stockholders.
For additional details, see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.
Contractual Obligations. During the six months ended June 30, 2025, the following significant changes were made to our contractual obligations disclosed in our 2024 Annual Report:

•Entered into a new repurchase facility totaling $1.15 billion;
•Unwound CLO 14 and 19 repaying $1.08 billion of outstanding notes;
•Closed a collateralized securitization vehicle (BTR CLO 1) totaling $801.9 million of notes issued, of which notes totaling $160.3 million were retained by us;
•Paid down outstanding notes on existing securitizations totaling $519.7 million; and
•Modified an existing debt facility resulting in an increase in the committed amount by $200.0 million.
In July 2025, we issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due July 2030 in a private offering. We are using a portion of the net proceeds from this offering to repay our remaining outstanding 7.50% convertible notes due August 2025.
In July 2025, we amended a repurchase facility to temporarily increase the facility size by $500.0 million, effective through August 2025. We also amended a joint repurchase facility reducing the facility size by $500.0 million and extended the maturity date to July 2027, with a one-year extension option.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at June 30, 2025.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Refer to Note 2 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2025, there were no material changes to these policies.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income attributable to common stockholders	$23,952	$47,397	$54,389	$105,270
Adjustments:
Net income attributable to noncontrolling interest	2,015	4,094	4,617	9,090
Income from mortgage servicing rights	(10,930)	(14,534)	(19,061)	(24,733)
Deferred tax benefit	(1,603)	(2,944)	(1,741)	(6,896)
Amortization and write-offs of MSRs	19,825	19,518	40,689	37,936
Depreciation and amortization	6,582	3,044	11,149	6,239
Loss on extinguishment of debt	—	412	2,319	412
Provision for credit losses, net	8,435	31,457	9,192	46,260
(Gain) loss on derivative instruments, net	(674)	371	(5,371)	5,894
Loss on real estate	1,857	—	4,667	—
Stock-based compensation	2,610	2,750	8,545	8,772
Distributable earnings (1)	$52,069	$91,565	$109,394	$188,244

Diluted weighted average shares outstanding - GAAP (1)	209,003,002	205,487,711	207,938,574	205,499,619
Less: Convertible notes dilution (2)	—	—	—	—
Diluted weighted average shares outstanding - distributable earnings (1)	209,003,002	205,487,711	207,938,574	205,499,619

Diluted distributable earnings per share (1)	$0.25	$0.45	$0.53	$0.92
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding are adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance. No adjustment was necessary for all periods presented, as their effect was anti-dilutive and not reflected in the GAAP diluted weighted average shares outstanding.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,609,235	$49,058	$(46,585)	$(89,615)
Interest expense from debt obligations	(9,795,184)	41,452	(40,854)	(81,402)
Impact to net interest income from loans and investments		7,606	(5,731)	(8,213)
Interest income from cash, restricted cash and escrow balances (2)	1,743,422	8,717	(8,717)	(17,434)
Total impact from hypothetical changes in interest rates		$16,323	$(14,448)	$(25,647)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at June 30, 2025.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 4.0%, or approximately $70 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the 5-year and 10-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the 5-year and 10-year treasury rates on our treasury futures held at June 30, 2025 would have resulted in a gain of $0.7 million and $2.3 million, respectively, in the six months ended June 30, 2025, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $2.7 million and $4.4 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $13.7 million at June 30, 2025, while a 100 basis point decrease would increase the fair value by $14.4 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2025.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At June 30, 2025, there was $138.6 million available for repurchase under this program. The program may be discontinued or modified at any time.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended June 30, 2025 ($ in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2025	—	$—	—	$—
May 1 - 31, 2025	220,000	9.21	—	—
June 1 - 30, 2025	13,821	9.45	—	—
Total	233,821	$9.23
(1) These shares were purchased by affiliated purchasers of ours and we have not repurchased any shares under our share repurchase program during the three months ended June 30, 2025.
Item 5.    Other Information
During the period covered by this report, no Arbor director or officer adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

4.1	Indenture, dated as of July 9, 2025, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee	8-K	4.1	07/09/25

4.2	Form of 7.875% Senior Notes due 2030 (included in Exhibit 4.1 hereto)	8-K	4.2	07/09/25

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2025, filed on August 1, 2025, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: August 1, 2025	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: August 1, 2025	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer