Form 10-Q
period 2025-09-30
ARBOR REALTY TRUST INC
filed 2025-10-31
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 195,710,635 shares of common stock outstanding at October 24, 2025.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	September 30, 2025
	(Unaudited)	December 31, 2024
Assets:
Cash and cash equivalents	$423,384	$503,803
Restricted cash	122,960	156,376
Loans and investments, net (allowance for credit losses of $246,309 and $238,967)	11,430,418	11,033,997
Loans held-for-sale, net	319,207	435,759
Capitalized mortgage servicing rights, net	344,913	368,678
Securities held-to-maturity, net (allowance for credit losses of $15,883 and $10,846)	155,969	157,154
Investments in equity affiliates	57,298	76,312
Real estate owned, net	471,347	176,543
Due from related party	29,881	12,792
Goodwill and other intangible assets	86,944	88,119
Other assets	444,858	481,448
Total assets	$13,887,179	$13,490,981

Liabilities and Equity:
Credit and repurchase facilities	$4,123,577	$3,559,490
Securitized debt	4,168,152	4,622,489
Senior unsecured notes	1,728,238	1,236,147
Convertible senior unsecured notes	—	285,853
Junior subordinated notes to subsidiary trust issuing preferred securities	145,292	144,686
Mortgage notes payable — real estate owned	190,688	74,897
Due to related party	5,447	4,474
Due to borrowers	39,123	47,627
Allowance for loss-sharing obligations	95,821	83,150
Other liabilities	275,893	280,198
Total liabilities	10,772,231	10,339,011

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,682	633,684
Special voting preferred shares - 16,173,761 and 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 195,710,635 and 189,259,435 shares issued and outstanding	1,957	1,893
Additional paid-in capital	2,454,108	2,375,469
(Accumulated deficit) retained earnings	(92,277)	13,039
Total Arbor Realty Trust, Inc. stockholders' equity	2,997,470	3,024,085
Noncontrolling interest	117,478	127,885
Total equity	3,114,948	3,151,970
Total liabilities and equity	$13,887,179	$13,490,981
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At September 30, 2025 and December 31, 2024, assets of our consolidated VIEs totaled $5,636,297 and $6,124,925, respectively, and the liabilities of our consolidated VIEs totaled $4,178,689 and $4,637,744, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$223,001	$286,522	$703,997	$905,002
Interest expense	184,735	197,710	521,564	624,613
Net interest income	38,266	88,812	182,433	280,389
Other revenue:
Gain on sales, including fee-based services, net	23,340	18,638	49,779	52,752
Mortgage servicing rights	15,538	13,195	34,598	37,928
Servicing revenue, net	29,652	31,142	82,692	92,577
Property operating income	4,189	1,507	14,028	4,521
(Loss) gain on derivative instruments, net	(2,206)	822	1,413	(4,711)
Other income, net	3,650	2,537	12,059	6,955
Total other revenue	74,163	67,841	194,569	190,022
Other expenses:
Employee compensation and benefits	44,169	44,881	131,386	135,411
Selling and administrative	13,698	13,141	44,868	39,897
Property operating expenses	7,296	1,686	17,572	4,948
Depreciation and amortization	5,355	1,944	14,947	6,937
Provision for loss sharing (net of recoveries)	8,256	3,180	14,258	7,787
Provision for credit losses (net of recoveries)	19,694	16,220	47,773	64,903
Total other expenses	98,468	81,052	270,804	259,883
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	13,961	75,601	106,198	210,528
Loss on extinguishment of debt	—	—	(2,319)	(412)
(Loss) gain on real estate	(555)	—	(4,813)	3,813
Income from equity affiliates	46,204	3,177	47,224	7,388
Provision for income taxes	(7,594)	(5,233)	(14,583)	(12,726)
Net income	52,016	73,545	131,707	208,591
Preferred stock dividends	10,342	10,342	31,027	31,027
Net income attributable to noncontrolling interest	3,211	5,028	7,828	14,119
Net income attributable to common stockholders	$38,463	$58,175	$92,852	$163,445

Basic earnings per common share	$0.20	$0.31	$0.48	$0.87
Diluted earnings per common share	$0.20	$0.31	$0.48	$0.86

Weighted average shares outstanding:
Basic	193,748,462	188,513,832	192,028,656	188,626,263
Diluted	210,517,762	205,347,309	208,807,751	205,448,479

Dividends declared per common share	$0.30	$0.43	$0.90	$1.29
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended September 30, 2025
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – July 1, 2025	42,465,761	$633,682	192,301,414	$1,922	$2,411,661	$(72,521)	$2,974,744	$119,119	$3,093,863
Issuance - common stock	—	—	3,390,207	34	39,683	—	39,717	—	39,717
Stock-based compensation, net	—	—	19,014	1	2,764	—	2,765	—	2,765
Distributions - common stock	—	—	—	—	—	(58,215)	(58,215)	—	(58,215)
Distributions - preferred stock	—	—	—	—	—	(10,346)	(10,346)	—	(10,346)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(4,852)	(4,852)
Net income	—	—	—	—	—	48,805	48,805	3,211	52,016
Balance – September 30, 2025	42,465,761	$633,682	195,710,635	$1,957	$2,454,108	$(92,277)	$2,997,470	$117,478	$3,114,948

Nine Months Ended September 30, 2025
Balance – January 1, 2025	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
Issuance - common stock	—	—	5,898,957	59	70,459	—	70,518	—	70,518
Stock-based compensation, net	—	—	552,243	5	8,180	—	8,185	—	8,185
Distributions - common stock	—	—	—	—	—	(198,157)	(198,157)	—	(198,157)
Distributions - preferred stock	—	—	—	—	—	(31,038)	(31,038)	—	(31,038)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(16,661)	(16,661)
Redemption of OP Units	(119,828)	(2)	—	—	—	—	(2)	(1,574)	(1,576)
Net income	—	—	—	—	—	123,879	123,879	7,828	131,707
Balance – September 30, 2025	42,465,761	$633,682	195,710,635	$1,957	$2,454,108	$(92,277)	$2,997,470	$117,478	$3,114,948

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

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$131,707	$208,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,947	6,937
Stock-based compensation	11,284	11,749
Amortization and accretion of interest and fees, net	9,790	(2,186)
Originations of loans held-for-sale	(3,451,737)	(3,119,339)
Proceeds from sales of loans held-for-sale, net of gain on sale	3,564,689	3,339,638
Payoffs and paydowns of loans held-for-sale	6,525	5,116
Mortgage servicing rights	(34,598)	(37,928)
Amortization of capitalized mortgage servicing rights	53,344	50,817
Write-off of capitalized mortgage servicing rights from payoffs	6,251	5,911
Provision for loss sharing (net of recoveries)	14,258	7,787
Provision for credit losses (net of recoveries)	47,773	64,903
Net recoveries for loss sharing obligations	(1,587)	1,156
Deferred tax benefit	(3,532)	(8,922)
Income from equity affiliates	(47,224)	(7,388)
Distributions from operations of equity affiliates	52,215	17,017
Change in fair value of held-for-sale loans	(2,824)	(1,113)
(Gain) loss on derivative instruments, net	(1,413)	4,711
Loss on extinguishment of debt	2,319	412
Loss (gain) on real estate	4,813	(3,813)
Changes in operating assets and liabilities	12,326	(129,211)
Net cash provided by operating activities	389,326	414,845

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,429,471)	(912,530)
Payoffs and paydowns of loans and investments	1,702,337	1,873,927
Deferred fees	22,601	16,176
Proceeds from sale of real estate, net	—	14,103
Contributions to equity affiliates	(9,943)	(17,845)
Distributions from equity affiliates	23,966	11,224
Payoffs and paydowns of securities held-to-maturity	222	305
Investment in real estate, net	(26,767)	(2,526)
Change in due to borrowers and reserves	(10,592)	(36,692)
Net cash (used in) provided by investing activities	(727,647)	946,142

Financing activities:
Proceeds from credit and repurchase facilities	8,453,609	6,702,905
Payoffs and paydowns of credit and repurchase facilities	(7,870,768)	(6,681,812)
Payoffs and paydowns of securitized debt	(1,932,338)	(1,629,038)
Proceeds from issuance of securitized debt	1,486,329	—
Proceeds from mortgage note payable - REO	201,784	—
Payoffs and paydowns of mortgage notes payable - REO	(103,227)	(8,953)
Proceeds from issuance of common stock	70,518	—
Proceeds from issuance of senior unsecured notes	500,000	—
Payoffs and paydowns of senior unsecured notes	—	(90,000)
Payoff of convertible note	(287,500)	—
Payments of withholding taxes on net settlement of vested stock	(3,099)	(4,267)
Repurchase of common stock	—	(11,408)
Distributions to stockholders	(245,856)	(295,891)
Payment of deferred financing costs	(43,390)	(12,284)
Redemption of operating partnership units	(1,576)	—
Net cash provided by (used in) financing activities	224,486	(2,030,748)
Net decrease in cash, cash equivalents and restricted cash	(113,835)	(669,761)
Cash, cash equivalents and restricted cash at beginning of period	660,179	1,537,207
Cash, cash equivalents and restricted cash at end of period	$546,344	$867,446

See Notes to Consolidated Financial Statements.
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$503,803	$928,974
Restricted cash at beginning of period	156,376	608,233
Cash, cash equivalents and restricted cash at beginning of period	$660,179	$1,537,207

Cash and cash equivalents at end of period	$423,384	$687,540
Restricted cash at end of period	122,960	179,906
Cash, cash equivalents and restricted cash at end of period	$546,344	$867,446

Supplemental cash flow information:
Cash used to pay interest	$500,342	$611,825
Cash used to pay taxes	17,736	23,735

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	463,754	169,172
Settlement of loans and investments, net of real estate	(481,934)	(168,825)
Derecognition of real estate owned	185,945	112,987
Loan funded in conjunction with real estate sold	(194,055)	(114,850)
Distributions accrued on preferred stock	7,010	7,010
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, a currently high interest rate environment, tightening of capital markets and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
reduced property values, both globally and to our business, makes any estimate or assumption at September 30, 2025 inherently less certain.
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU introduces a new scope exception for certain contracts whose terms are linked to the specific operations or activities of one of the contracting parties and clarifies that share-based noncash consideration received from a customer should initially be accounted for under Topic 606 until the right to that consideration becomes unconditional. The guidance is intended to simplify the application of derivative accounting and reduce diversity in practice for share-based customer consideration.	First quarter of 2027, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the accounting for internal-use software by removing the prescribed project stages and requiring capitalization of costs once management authorizes the project, commits funding, and determines completion is probable. It also brings website development costs under the same guidance and aligns related disclosures with those for property, plant and equipment.	First quarter of 2028, with early adoption permitted	We are not planning on early adoption and this guidance is not expected to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of expected credit losses applied to revenue transactions from contracts with customers (pursuant to Topic 606). The ASU provides for the election of a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This would forego the existing requirement to develop forecasts of future economic conditions in estimating expected credit losses.	Fiscal year 2025 and interim periods within those annual periods, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The ASU is intended to enhance consistency in practice and improve the transparency of accounting for share-based payments made to customers. Key provisions of the ASU include an updated definition of a "performance condition" to include vesting terms based on a customer’s purchases or the purchases of the grantor’s customers. The ASU also removes the existing accounting policy election that allowed entities to recognize forfeitures of customer awards as they occur. Instead, entities are now required to estimate expected forfeitures for awards with service conditions. Lastly, the ASU clarifies that the variable consideration constraint under ASC 606 does not apply to share-based consideration payable to customers.	First quarter of 2027, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU addresses concerns about inconsistent accounting outcomes in business combinations involving VIEs. Under current GAAP, the primary beneficiary of a VIE is automatically deemed the accounting acquirer in a business combination, regardless of transaction structure. The ASU revises this approach by requiring entities to assess specific criteria to determine the appropriate accounting acquirer when the following conditions are met: (1) the transaction is primarily effected through the exchange of equity interests, (2) the legal acquiree is a VIE, and (3) the legal acquiree qualifies as a business under ASC 805. The ASU is to be applied prospectively.	First quarter of 2027, with early adoption permitted	We currently do not have any transactions that fall under the scope of this ASU.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2024 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2025	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,039,847	94%	554	6.57%	11.8	0%	78%
Mezzanine loans	291,405	2%	62	7.47%	53.6	58%	78%
Preferred equity investments	189,697	2%	32	6.79%	48.1	62%	80%
Construction - multifamily	187,813	2%	8	9.43%	26.8	0%	79%
Total UPB	11,708,762	100%	656	6.64%	13.7	2%	78%
Allowance for credit losses	(246,309)
Unearned revenue	(32,035)
Loans and investments, net (6)	$11,430,418

	December 31, 2024
Bridge loans (5)	$10,893,106	96%	688	6.89%	11.6	0%	80%
Mezzanine loans	255,556	2%	58	7.52%	51.8	51%	82%
Preferred equity investments	148,845	1%	27	6.42%	53.9	62%	79%
Construction - multifamily	4,367	<1%	2	9.97%	20.8	0%	42%
SFR permanent loans	3,082	<1%	1	9.36%	10.3	0%	40%
Total UPB	11,304,956	100%	776	6.90%	13.1	2%	80%
Allowance for credit losses	(238,967)
Unearned revenue	(31,992)
Loans and investments, net (6)	$11,033,997
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at September 30, 2025 and December 31, 2024 was 20.3 and 22.7, respectively.
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
(5)At September 30, 2025 and December 31, 2024, bridge loans included 316 and 423, respectively, of SFR loans with a total gross loan commitment of $4.41 billion and $4.18 billion, respectively, of which $2.77 billion and $1.99 billion, respectively, was funded.
(6)Excludes exit fee receivables of $42.3 million and $46.6 million at September 30, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.
Concentration of Credit Risk
We are subject to concentration risk in that, at September 30, 2025, the UPB related to 64 loans with 5 different borrowers represented 9% of total assets. At December 31, 2024, the UPB related to 83 loans with 5 different borrowers represented 10% of total assets. During each of the three and nine months ended September 30, 2025 and the year ended December 31, 2024, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.

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
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at September 30, 2025, and charge-offs recorded for the nine months ended September 30, 2025 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2025	2024	2023	2022	2021	Prior
Multifamily:
Pass	$442,488	$74,273	$27,819	$12,892	$34,849	$24,766	$617,087
Pass/Watch	833,895	515,270	24,580	741,442	505,547	164,605	2,785,339
Special Mention	18,000	168,278	263,218	1,711,896	2,108,540	125,594	4,395,526
Substandard	—	—	21,100	132,149	360,164	—	513,413
Doubtful	—	9,460	—	232,337	179,902	24,565	446,264
Total Multifamily	$1,294,383	$767,281	$336,717	$2,830,716	$3,189,002	$339,530	$8,757,629	3%	83%
Single-Family Rental:	Percentage of portfolio						75%
Pass	$30,614	$—	$69,481	$44,078	$—	$—	$144,173
Pass/Watch	555,980	904,676	466,571	467,457	117,067	38,816	2,550,567
Special Mention	2,304	—	33,075	19,675	—	—	55,054
Doubtful	—	5,704	10,786	—	—	—	16,490
Total Single-Family Rental	$588,898	$910,380	$579,913	$531,210	$117,067	$38,816	$2,766,284	0%	62%
Land:	Percentage of portfolio						24%
Pass/Watch	$—	$—	$—	$—	$—	$2,291	$2,291
Substandard	—	—	—	—	—	127,928	127,928
Total Land	$—	$—	$—	$—	$—	$130,219	$130,219	0%	98%
Office:	Percentage of portfolio						1%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$18,600	$18,600
Doubtful	—	—	—	—	—	920	920
Total Retail	$—	$—	$—	$—	$—	$19,520	$19,520	0%	88%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$1,883,281	$1,677,661	$916,630	$3,361,926	$3,306,069	$563,195	$11,708,762	2%	78%

Charge-offs	$—	$3,000	$—	$20,669	$12,074	$—	$35,743

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
Geographic Concentration Risk
At September 30, 2025, underlying properties in Texas and Florida represented 24% and 18%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2025
	Multifamily	Land	Single-Family Rental	Retail	Commercial	Office	Total
Allowance for credit losses:
Beginning balance	$152,320	$78,190	$7,312	$3,293	$1,700	$463	$243,278
Provision for credit losses (net of recoveries)	18,674	(321)	1,374	—	—	(96)	19,631
Charge-offs (1)	(16,600)	—	—	—	—	—	(16,600)
Ending balance	$154,394	$77,869	$8,686	$3,293	$1,700	$367	$246,309

	Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$151,360	$78,450	$3,913	$3,293	$1,700	$207	$238,923
Provision for credit losses (net of recoveries)	12,121	311	307	—	—	(102)	12,637
Charge-offs (2)	(7,972)	—	—	—	—	—	(7,972)
Ending balance	$155,509	$78,761	$4,220	$3,293	$1,700	$105	$243,588

	Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$148,139	$78,130	$7,524	$3,293	$1,700	$181	$238,967
Provision for credit losses (net of recoveries)	41,998	(261)	1,162	—	—	186	43,085
Charge-offs (3)	(35,743)	—	—	—	—	—	(35,743)
Ending balance	$154,394	$77,869	$8,686	$3,293	$1,700	$367	$246,309

	Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$110,847	$78,058	$1,624	$3,293	$1,700	$142	$195,664
Provision for credit losses (net of recoveries)	54,622	703	2,596	—	—	(37)	57,884
Charge-offs (2)	(9,960)	—	—	—	—	—	(9,960)
Ending balance	$155,509	$78,761	$4,220	$3,293	$1,700	$105	$243,588
________________________
(1)Represents the allowance for credit losses on two multifamily bridge loans that were charged-off in connection with the foreclosure of the underlying collateral as real estate owned ("REO") assets at fair value.
(2)Includes $6.3 million of reserves on two multifamily bridge loans that we foreclosed on and took back the underlying collateral as REO assets at fair value.
(3)Includes $25.0 million of reserves on five multifamily bridge loans and a multifamily mezzanine loan that were charged-off in connection with the foreclosure of the underlying collateral as REO assets at fair value.
The additional provision for credit losses during the three and nine months ended September 30, 2025 was primarily attributable to specifically impaired multifamily loans, and to a lesser extent a weakening in the macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of current expected credit losses (“CECL”) for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At September 30, 2025 and December 31, 2024, we had outstanding unfunded

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
commitments of $2.00 billion and $2.20 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent ("BTR") business.
At September 30, 2025 and December 31, 2024, accrued interest receivable related to our loans totaling $160.0 million and $154.4 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy, and is included in other assets on the consolidated balance sheets.
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

	September 30, 2025
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$493,301	$485,802	$60,687	0%	100%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,154	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$648,736	$630,524	$143,549	0%	99%

	December 31, 2024
Multifamily	$456,261	$444,400	$60,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$611,696	$589,036	$143,749	0%	99%
________________________
(1)Represents the UPB of 27 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at both September 30, 2025 and December 31, 2024.
Non-performing Loans
Loans are classified as non-performing once the contractual payments exceed 60 days past due. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At September 30, 2025, 25 loans with an aggregate net carrying value of $531.8 million, net of loan loss reserves of $22.9 million, were classified as non-performing and, at December 31, 2024, 26 loans with an aggregate net carrying value of $598.9 million, net of related loan loss reserves of $23.8 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows (in thousands):

	September 30, 2025		December 31, 2024
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$563,501	$552,146	$649,227	$620,072
Commercial	1,700	1,700	1,700	1,700
Retail	920	910	920	910
Total	$566,121	$554,756	$651,847	$622,682
At both September 30, 2025 and December 31, 2024, we had no loans contractually past due greater than 60 days that are still accruing interest.
Other Non-accrual Loans
In this challenging economic environment, we have been experiencing late and partial payments on certain loans in our structured portfolio. Therefore, for loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
principal and interest, we classify those loans as non-accrual and recognize interest income only when cash is received. The table below is a summary of those loans that are 60 days past due or less that we have classified as non-accrual, and changes to those loans for the periods presented (in thousands).

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance (3 and 9 multifamily bridge loans, respectively)	$56,912	$167,428
Loans that progressed to greater than 60 days past due	(56,912)	(139,202)
Loans modified or paid off	—	(86,165)
Loans transferred to REO	—	(48,500)
Additional loans classified as non-accrual	183,129	289,568
Ending balance (8 multifamily bridge loans)	$183,129	$183,129

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance (14 and 24 multifamily bridge loans, respectively)	$367,938	$956,917
Loans that progressed to greater than 60 days past due	(110,399)	(549,249)
Loans modified or paid off	(95,506)	(946,976)
Additional loans classified as non-accrual	157,194	858,535
Ending balance (10 multifamily bridge loans)	$319,227	$319,227
At September 30, 2025 and December 31, 2024, there were four loans and one loan, respectively, included in the table above, with a UPB of $98.5 million and $32.0 million, respectively, that have specific reserves totaling $15.3 million and $5.0 million, respectively.
We recorded interest income on non-performing and other non-accrual loans of $2.7 million and $12.5 million during the three and nine months ended September 30, 2025, respectively, and $5.0 million and $21.6 million during the three and nine months ended September 30, 2024, respectively.
We have ten bridge loans to the same borrower collateralized by multifamily properties with a UPB and net carrying value totaling $444.8 million and $442.1 million at September 30, 2025, respectively, and a weighted average interest rate of SOFR plus 3.25%. In the first quarter of 2025, the borrower was experiencing financial difficulty, and we modified these loans to a weighted average pay rate and weighted average deferred rate of SOFR plus 1.70% and 1.55%, respectively, which stepped up to a weighted average pay rate and weighted average deferred rate of SOFR plus 2.20% and 1.05%, respectively, at June 30, 2025. In the third quarter of 2025, as the borrower continued to experience financial difficulty, we entered into a second modification that granted a forbearance of the borrower’s third quarter pay rate of interest, which totaled approximately $8 million for the three months ended September 30, 2025, and deferred payment of this amount until the maturity date of the loans. We also further modified these loans to a weighted average pay rate equal to SOFR and a weighted average deferred rate of 3.25%, with payments beginning in the fourth quarter of 2025. In connection with the second modification, we reversed certain amounts of previously accrued interest income, which is included in the $17.6 million interest income reversal disclosed in the “Loan Modifications” section below. These loans were not classified as non-performing loans at September 30, 2025, as the borrower is compliant with all of the terms and conditions of the new modification.

In addition, we have six loans with a carrying value totaling $121.4 million at September 30, 2025, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, however, five of the loans with a carrying value totaling $112.1 million entitle us to a weighted average accrual rate of interest of 9.93%. In 2008, we suspended the recording of the accrual rate of interest on these loans, as they were impaired and we deemed the collection of this interest to be doubtful. At both September 30, 2025 and December 31, 2024, we had a cumulative allowance for credit losses of $71.4 million related to these loans. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is compliant with all of the terms and conditions of the loans.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended September 30, 2025 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Total (3)(4)(5)
Multifamily	$775,178	$—	$775,178
Office	—	33,410	33,410
Total UPB	$775,178	$33,410	$808,588
________________________

(1)These loans were modified to a weighted average pay rate and deferred rate of 4.83% and 2.87%, respectively, at September 30, 2025. Substantially all of these loans (total UPB of $746.8 million) were also modified to extend the weighted average term by 13.1 months. These modifications also include loans with a total UPB of $48.0 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)This loan was modified to reduce the interest rate to a weighted average pay rate and deferred rate of 1.00% and 5.50%, respectively, and to extend the weighted average term by 4.4 months.
(3)The total UPB of these loan modifications was $804.6 million at September 30, 2025 and represented 7.04% of our total Structured Business loan and investment portfolio at September 30, 2025.
(4)At September 30, 2025, modified loans with a UPB of $32.2 million have specific reserves totaling $3.6 million.
(5)Includes loans with a total UPB of $473.2 million which were previously modified. Using the SOFR rate at September 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 5.86% and 1.56%, respectively, to a weighted average pay rate and deferred rate of 4.19% and 3.23%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$1,769,448	$107,000	$83,975	$1,960,423
Single-Family Rental	—	—	16,490	16,490
Office	—	33,410	—	33,410
Total UPB	$1,769,448	$140,410	$100,465	$2,010,323
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 4.95% and 2.71%, respectively, at September 30, 2025. A portion of these loans (total UPB of $972.0 million) were also modified to extend the weighted average term by 14.5 months. These modifications also include loans with a total UPB of $556.3 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 4.72% and 1.74%, respectively, at September 30, 2025 and to extend the weighted average term by 18.6 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments.
(4)The total UPB of these loan modifications was $1.91 billion at September 30, 2025 and represented 16.70% of our total Structured Business loan and investment portfolio at September 30, 2025.
(5)At September 30, 2025, modified loans with a UPB of $143.3 million have specific reserves totaling $12.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6)Includes loans with a total UPB of $993.3 million which were previously modified. Using the SOFR rate at September 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.22% and 1.38%, respectively, to a weighted average pay rate and deferred rate of 4.36% and 3.16%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended September 30, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$710,667	$206,795	$236,850	$1,154,312
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 6.01% and 2.58%, respectively, at September 30, 2024. A portion of these loans (total UPB of $618.8 million) were also modified to extend the weighted average term by 19.0 months. These modifications also include loans with a total UPB of $341.9 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to extend the weighted average term by 12.0 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(4)The total UPB of these loan modifications was $1.15 billion at September 30, 2024 and represented 10.0% of our total Structured Business loan and investment portfolio at September 30, 2024.
(5)At September 30, 2024, modified loans with a total UPB of $85.4 million have specific reserves totaling $8.1 million.
(6)Includes loans with a total UPB of $327.2 million which were previously modified. Using the SOFR rate at September 30, 2024, these loans were modified from a weighted average pay rate and deferred rate of 7.99% and 0.40%, respectively, to a weighted average pay rate and deferred rate of 6.38% and 2.02%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Rate Reduction Without Term Extension (3)	Other (4)	Total (5)(6)(7)
Multifamily	$2,105,792	$878,748	$18,400	$574,492	$3,577,432
Single-Family Rental	74,078	—	—	—	74,078
Total UPB	$2,179,870	$878,748	$18,400	$574,492	$3,651,510
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 6.40% and 2.22%, respectively, at September 30, 2024. A significant portion of these loans (total UPB of $1.62 billion) were also modified to extend the weighted average term by 19.5 months. These modifications also include loans with a total UPB of $341.9 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to extend the weighted average term by 10.5 months.
(3)This loan was modified to reduce the weighted average interest rate by 0.72%.
(4)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(5)The total UPB of these loan modifications was $3.53 billion at September 30, 2024 and represented 30.5% of our total Structured Business loan and investment portfolio at September 30, 2024.
(6)At September 30, 2024, modified loans with a total UPB of $326.2 million have specific reserves totaling $43.8 million.
(7)Includes loans with a total UPB of $327.2 million which were previously modified. Using the SOFR rate at September 30, 2024, these loans were modified from a weighted average pay rate and deferred rate of 7.99% and 0.40%, respectively, to a weighted average pay rate and deferred rate of 6.38% and 2.02%, respectively.

During the three and nine months ended September 30, 2025, we recorded $1.4 million and $7.1 million, respectively, of deferred interest on the loans that we modified during 2025 and $7.7 million and $30.9 million, respectively, for loans previously modified or resolved. During the three and nine months ended September 30, 2024, we recorded $10.3 million and $17.6 million, respectively, of deferred interest on the loans that we modified during 2024 and $4.1 million and $13.3 million, respectively, for loans previously modified or resolved. All of these amounts include deferred interest recorded on loans previously disclosed under "Loan Resolutions". During the three and nine months ended September 30, 2025, we reversed through interest income $17.6 million and $25.2 million, respectively, of interest receivable that was previously accrued on modified loans that we deemed the collection of interest was doubtful. During both the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
three and nine months ended September 30, 2024, we reversed through interest income $1.1 million of interest receivable that was previously accrued on modified loans that we deemed the collection of interest was doubtful.

At September 30, 2025 and December 31, 2024, we have recorded deferred interest totaling $71.7 million and $61.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty, which includes deferred interest from loan resolutions. The deferred interest is included in other assets on the consolidated balance sheets.

At September 30, 2025 and December 31, 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $20.6 million and $56.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.

All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at September 30, 2025, except for twenty-one loans with a total UPB of $504.7 million, which includes sixteen loans with a total UPB of $416.3 million that were modified to provide temporary rate relief through a pay and accrual feature. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. Five of these loans with a UPB of $130.3 million have a specific loan loss reserve of $24.3 million. The remaining sixteen loans with a total UPB of $374.3 million have no specific reserves as the estimated fair value of the properties exceeded our carrying value at September 30, 2025.

There were no other material loan modifications, refinancings and/or extensions during the three and nine months ended September 30, 2025 and 2024 for borrowers experiencing financial difficulty.
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
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At September 30, 2025, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 46% noncontrolling limited partnership interest (see Note 8 for details) and $11.8 million from multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
See Note 9 for additional loan resolution details.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the contracts to cover debt service costs. At September 30, 2025 and December 31, 2024, we had total interest reserves of $254.5 million and $215.4 million, respectively, on 453 loans and 589 loans, respectively, with a total UPB of $8.18 billion and $8.65 billion, respectively.
Note 4 — Loans Held-for-Sale
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Fannie Mae	$156,042	$171,235
Freddie Mac	82,105	159,201
Private Label	77,832	38,962
SFR - Fixed Rate	2,777	3,246
FHA	—	65,589
	318,756	438,233
Fair value of future MSR	3,329	5,138
Unrealized impairment recovery (loss)	1,444	(1,381)
Unearned discount	(4,322)	(6,231)
Loans held-for-sale, net	$319,207	$435,759
During the three and nine months ended September 30, 2025, we sold $2.03 billion and $3.56 billion, respectively, of loans held-for-sale. During the three and nine months ended September 30, 2024, we sold $1.12 billion and $3.34 billion, respectively, of loans held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2025 and December 31, 2024, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 6.3 years and 6.9 years at September 30, 2025 and December 31, 2024, respectively.
A summary of our capitalized MSR activity is as follows (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$344,630	$3,696	$348,326	$363,861	$4,817	$368,678
Additions	15,493	—	15,493	35,830	—	35,830
Amortization	(17,369)	(450)	(17,819)	(51,828)	(1,516)	(53,344)
Write-downs and payoffs	(1,067)	(20)	(1,087)	(6,176)	(75)	(6,251)
Ending balance	$341,687	$3,226	$344,913	$341,687	$3,226	$344,913

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Beginning balance	$374,159	$6,560	$380,719	$382,582	$8,672	$391,254
Additions	14,476	—	14,476	41,877	—	41,877
Amortization	(16,621)	(678)	(17,299)	(48,593)	(2,224)	(50,817)
Write-downs and payoffs	(1,469)	(24)	(1,493)	(5,321)	(590)	(5,911)
Ending balance	$370,545	$5,858	$376,403	$370,545	$5,858	$376,403
We collected prepayment fees totaling $0.5 million and $2.4 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.2 million during the three and nine months ended September 30, 2024, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At September 30, 2025 and December 31, 2024, no MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at September 30, 2025 is as follows (in thousands):

Year	Amortization
2025 (three months ending 12/31/2025)	$18,107
2026	68,823
2027	64,472
2028	57,480
2029	48,558
Thereafter	87,473
Total	$344,913
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2025
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$23,468,256	67%	New York	12%
Freddie Mac	7,090,516	20%	Texas	10%
Private Label	2,561,736	7%	North Carolina	8%
FHA	1,492,536	4%	California	7%
SFR - Fixed Rate	279,650	1%	Florida	7%
Bridge (2)	277,935	1%	Georgia	6%
Total	$35,170,629	100%	New Jersey	5%
			Other (3)	45%
			Total	100%

December 31, 2024
Fannie Mae	$22,730,056	67%	Texas	11%
Freddie Mac	6,077,020	18%	New York	11%
Private Label	2,605,980	8%	California	8%
FHA	1,506,948	5%	North Carolina	7%
Bridge (2)	278,494	1%	Georgia	6%
SFR - Fixed Rate	271,859	1%	Florida	6%
Total	$33,470,357	100%	New Jersey	5%
			Other (3)	46%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents four bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At September 30, 2025 and December 31, 2024, our weighted average servicing fee was 36.2 basis points and 37.8 basis points, respectively. At September 30, 2025 and December 31, 2024, we held total escrow balances (including unfunded collateralized loan obligation holdbacks) of approximately $1.41 billion and $1.45 billion, respectively, of which approximately $1.40 billion and $1.41 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing fees	$33,188	$31,159	$98,618	$94,089
Interest earned on escrows	14,865	18,362	41,267	54,011
Prepayment fees	505	413	2,402	1,205
Write-offs and payoffs of MSRs	(1,087)	(1,493)	(6,251)	(5,911)
Amortization of MSRs	(17,819)	(17,299)	(53,344)	(50,817)
Servicing revenue, net	$29,652	$31,142	$82,692	$92,577

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At September 30, 2025, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 5.6 years. The weighted average effective interest rate was 8.84% at both September 30, 2025 and December 31, 2024, including the accretion of a portion of the discount deemed collectible. Approximately $63.6 million is estimated to mature in one to five years and $129.2 million is estimated to mature in five to ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At September 30, 2025, we held 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 12.4 years. The weighted average effective interest rate was 11.50% and 11.76% at September 30, 2025 and December 31, 2024, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $37.0 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows (in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
September 30, 2025
APL certificates	$192,791	$139,114	$(15,908)	$123,206	$1,715
B Piece bonds	36,999	16,855	15,249	32,104	14,168
Total	$229,790	$155,969	$(659)	$155,310	$15,883
December 31, 2024
APL certificates	$192,791	$134,834	$(22,803)	$112,031	$1,658
B Piece bonds	37,221	22,320	10,157	32,477	9,188
Total	$230,012	$157,154	$(12,646)	$144,508	$10,846
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$2,107	$11,552	$13,659	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	(392)	2,616	2,224	57	4,980	5,037
Ending balance	$1,715	$14,168	$15,883	$1,715	$14,168	$15,883

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Beginning balance	$2,290	$6,842	$9,132	$2,272	$3,984	$6,256
Provision for credit loss expense/(reversal)	(459)	1,891	1,432	(441)	4,749	4,308
Ending balance	$1,831	$8,733	$10,564	$1,831	$8,733	$10,564
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
We recorded interest income (including the amortization of discount) related to these investments of $3.6 million and $10.7 million during the three and nine months ended September 30, 2025, respectively, and $3.0 million and $11.3 million during the three and nine months ended September 30, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows (in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at September 30, 2025
Equity Affiliates	September 30, 2025	December 31, 2024
AWC Real Estate Opportunity Partners I LP	$17,908	$13,562	$108,450
Fifth Wall Ventures	16,461	14,490	—
AMAC Holdings III LLC	13,666	15,413	33,410
ARSR DPREF I LLC	5,643	5,603	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
The Park at Via Terrossa	585	606	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
The Cypress at Wesley Park	265	—	14,964
Arbor Residential Investor LLC	—	23,868	—
West Shore Café	—	—	1,688
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$57,298	$76,312	$180,357
AWC Real Estate Opportunity Partners I LP. In the first quarter of 2025, in accordance with the fund’s objectives, AWC brought in an additional capital partner who committed to a $3.0 million investment. The new partner further diluted our interest in the fund to a 46% limited partnership interest, from 49% at December 31, 2024. Certain investments made by AWC were in qualified properties that have outstanding bridge loans originated by us totaling $108.5 million and a $13.0 million Fannie Mae DUS loan we continue to service. During the three and nine months ended September 30, 2025, we made contributions of $2.4 million and $6.1 million, respectively, and recorded a loss of $0.6 million and $0.8 million, respectively, related to this investment. During the nine months ended September 30, 2025, we received distributions of $1.0 million, which were classified as returns of capital. Interest income recorded from the bridge loans was $2.1 million and $6.4 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2024, we received net capital distributions of $11.2 million, which were classified as returns of capital. During the three and nine months ended September 30, 2024 we recorded a loss of $0.2 million and $0.4 million, respectively, from our investment in AWC. We also made $5.1 million and $13.6 million of additional contributions to the fund during the three and nine months ended September 30, 2024, respectively. Interest income recorded from the bridge loans was $2.4 million and $9.0 million for the three and nine months ended September 30, 2024, respectively.
Fifth Wall Ventures ("Fifth Wall"). During the three and nine months ended September 30, 2025, we recorded a loss of $0.1 million and income of $0.7 million, respectively, and made contributions of $0.7 million and $2.6 million, respectively. During the nine months ended September 30, 2025, we received distributions of $1.4 million, which were classified as returns of capital. During the three and nine months ended September 30, 2024, we recorded a loss of $0.3 million and income of $0.1 million, respectively, and made contributions of $0.1 million and $0.8 million, respectively.
AMAC Holdings III LLC (“AMAC III”). During the three and nine months ended September 30, 2025, we recorded a loss of $0.8 million and $2.6 million, respectively, and made contributions of $0.9 million for the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded a loss of $0.5 million and of $1.7 million, respectively, and during the nine months ended September 30, 2024, we made contributions of $2.6 million.

The Cypress at Wesley Park. In the third quarter of 2025, we originated a $15.0 million Fannie Mae loan, which was used to purchase a recently constructed SFR portfolio in Florida, and invested $0.3 million of equity for an approximate 5% ownership interest in the portfolio. The loan was sold to Fannie Mae during the quarter. Operating results from this investment were de minimus this period.
Arbor Residential Investor LLC ("ARI"). We invested $9.6 million for a 50% interest in ARI, with our former manager, Arbor Commercial Mortgage, LLC (“ACM”), holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (initially 65%) in a residential mortgage banking business. During the nine months ended September 30, 2025, we recorded a loss of $1.7 million and during the three and nine months ended September 30, 2024, we recorded a loss of $1.0 million and $0.1 million, respectively, to income from equity

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
affiliates in our consolidated statements of income. Additionally, during the three and nine months ended September 30, 2025, we received distributions of $16.4 million and $22.5 million, respectively, and during the nine months ended September 30, 2024, we received distributions of $7.7 million, which were classified as returns of capital.
In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore we did not record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made on July 31, 2025, for which we received $16.4 million as our allocable share.
Lexford Portfolio. During the three and nine months ended September 30, 2025, we received distributions from this investment of $51.0 million and $54.4 million, respectively, and recognized income of $48.0 million and $51.4 million, respectively, net of $3.0 million in transaction related expenses. The distribution received in the third quarter of 2025 related to the sales of a portion of Lexford's multifamily asset portfolio. During the three and nine months ended September 30, 2024, we received distributions and recognized income of $4.9 million and $9.0 million, respectively.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows (in thousands):

	September 30, 2025				December 31, 2024
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$98,195	$13,599	$7,947	$119,741	$29,171	$13,599	$7,947	$50,717
Building and intangible assets	325,176	44,546	—	369,722	99,812	35,561	—	135,373
Less: Impairment loss	—	(2,500)	—	(2,500)	—	(2,500)	—	(2,500)
Less: Accumulated depreciation and amortization	(12,321)	(3,295)	—	(15,616)	(4,497)	(2,550)	—	(7,047)
Real estate owned, net	$411,050	$52,350	$7,947	$471,347	$124,486	$44,110	$7,947	$176,543
At September 30, 2025, our REO assets were comprised of twelve multifamily properties, two office buildings and two land parcels. At December 31, 2024, our REO assets were comprised of four multifamily properties, two office buildings and two land parcels.
During the three and nine months ended September 30, 2025, we foreclosed on two and twelve multifamily bridge loans, respectively, with an aggregate net carrying value of $107.8 million and $368.1 million, respectively, (net of specific CECL reserves of $16.6 million and $25.7 million, respectively) and received ownership of the underlying collateral as REO assets. Upon foreclosure, during the three and nine months ended September 30, 2025, we charged off $16.6 million and $25.0 million, respectively, of CECL reserves and recovered $0.7 million for the nine months ended September 30, 2025. Additionally, we recognized a loss of $1.7 million, which was recorded through (loss) gain on real estate on the consolidated statements of income during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, we sold one and four multifamily REO assets, respectively, for $10.1 million and $94.1 million, respectively, and during the nine months ended September 30, 2025, repaid mortgage notes outstanding of $49.1 million. During the three and nine months ended September 30, 2025, we recognized a loss of $0.2 million and a gain of $1.6 million, respectively, excluding the loss associated with the significant financing component discussed below. Additionally, we provided new bridge loan financing to the new borrowers totaling $10.1 million and $93.6 million, respectively. The bridge loans bear interest as follows: One loan has a fixed rate of 4.75% for the first year, 5.50% for the second year and 6.00% for the third year, one loan bears interest at a rate of SOFR plus 2.00%, one loan bears interest at a rate of 7.32%, subject to a floor of SOFR plus 3.00%, and one loan bears interest at a rate of 5.00% subject to a floor of SOFR plus 0.50% in the first year, 5.60% subject to a floor of SOFR + 1.10% in the second year and 6.00% subject to a floor of SOFR plus 1.50% in the third year. Three of the new financings provided were deemed to be a significant financing component of the transactions and, as a result, for the three and nine months ended September 30, 2025, we recorded a loss and corresponding liability of $0.4 million and $3.2 million, respectively, as an adjustment to the purchase price, which will be

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
accreted into interest income over the life of the loans. The net losses of these transactions were recorded through (loss) gain on real estate on the consolidated statements of income.
See Note 3 for details of properties foreclosed and sold within the same reporting period.
At September 30, 2025 and December 31, 2024, we had mortgage notes payable totaling $190.7 million and $74.9 million, respectively, which are collateralized by our REO assets. Interest rates on the mortgage notes range from PRIME plus 1.35% to SOFR plus 3.25%, with maturities spanning from December 2025 to June 2027.
At September 30, 2025 and December 31, 2024, our multifamily REO properties had a weighted average occupancy rate of approximately 37% and 77%, respectively. At both September 30, 2025 and December 31, 2024, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $4.3 million and $11.8 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, respectively.
Subsequent Event. In October 2025, we foreclosed on five loans with a total UPB of $127.4 million that have specific reserves totaling $17.8 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			September 30, 2025			December 31, 2024
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.4B joint repurchase facility (3)	Jul. 2027	Jul. 2028	$644,810	$1,131,737	6.90%	$657,690	$1,104,791
$1.15B repurchase facility	(10)	N/A	1,007,631	1,309,997	6.06%	—	—
$1B repurchase facility (3)(12)	Oct. 2025	N/A	99,472	158,399	6.74%	215,459	336,193
$1B repurchase facility	(6)	N/A	748,819	1,045,813	6.80%	781,812	1,055,321
$750M repurchase facility (3)(7)	Dec. 2026	Dec. 2027	223,321	401,029	7.15%	202,798	362,695
$650M repurchase facility (3)(4)	Oct. 2026	N/A	434,009	587,022	6.70%	499,017	678,017
$400M credit facility	Mar. 2027	N/A	84,213	161,348	7.48%	138,695	237,123
$400M repurchase facility	Jan. 2027	Jan. 2028	125,477	181,492	6.95%	74,896	109,920
$350M repurchase facility	Mar. 2026	N/A	148,558	227,579	6.23%	134,189	203,135
$250M repurchase facility	Sept. 2027	(8)	52,653	82,283	7.33%	—	—
$250M repurchase facility	Oct. 2026	N/A	15,215	19,100	5.96%	—	—
$200M repurchase facility	Mar. 2027	Mar. 2028	19,495	26,581	6.77%	155,676	214,441
$150M repurchase facility	Jan. 2026	N/A	61,476	79,099	6.72%	108,696	145,148
$64M loan specific credit facilities	Jul. 2026 to Aug. 2026	Aug. 2027	63,420	87,000	6.15%	133,965	181,108
$40M credit facility	Apr. 2026	Apr. 2027	15,494	24,610	6.57%	15,387	24,610
$35M working capital facility	Apr. 2026	N/A	35,000	—	7.13%	—	—
Repurchase facility - securities (3)(5)	N/A	N/A	50,321	—	5.55%	18,549	—
Structured Business total (9)			$3,829,384	$5,523,089	6.61%	$3,136,829	$4,652,502

Agency Business
$750M ASAP agreement	N/A	N/A	$94,468	$95,212	5.27%	$62,196	$62,372
$500M repurchase facility (11)	Nov. 2025	N/A	92,363	92,850	5.61%	40,872	41,165
$200M credit facility	Mar. 2026	N/A	28,689	28,815	5.64%	141,169	141,971
$200M credit facility	Jun. 2026	N/A	21,042	21,270	5.59%	137,762	138,793
$100M joint repurchase facility (3)	Jul. 2027	Jul. 2028	57,631	77,832	6.00%	28,611	38,962
$50M credit facility	Dec. 2025	N/A	—	—	5.59%	11,723	11,723
$1M repurchase facility (3)(4)	Oct. 2025	N/A	—	—	6.85%	328	469
Agency Business total			$294,193	$315,979	5.58%	$422,661	$435,455
Consolidated total			$4,123,577	$5,839,068	6.54%	$3,559,490	$5,087,957
________________________
(1)At September 30, 2025 and December 31, 2024, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $9.9 million and $8.6 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.4 million and $0.2 million, respectively.
(2)At September 30, 2025 and December 31, 2024, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business, which has been paid off.
(5)At September 30, 2025 and December 31, 2024, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.5 million and $26.6 million, respectively. At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2025, this facility was also collateralized by investment grade notes we retained from our BTR CLO 1 securitization with a principal balance of $41.0 million.
(6)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(7)This facility has $500.0 million available for financing performing loans and $250.0 million available for financing non-performing loans.
(8)We have the ability to extend the maturity of this facility in one-year increments, subject to lender approval.
(9)These amounts exclude outstanding mortgage notes payable on our REO assets with a debt carrying value of $190.7 million and $74.9 million at September 30, 2025 and December 31, 2024, respectively.
(10)This facility matures at the latest maturity date of all purchased assets, which is currently June 2028.
(11)This facility was amended to temporarily increase its original amount of $500.0 million to $1.00 billion through September 2025, and subsequently to $750.0 million through November 2025.
(12)This facility matured in October 2025 and was not renewed.
Structured Business
At September 30, 2025 and December 31, 2024, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 7.03% and 7.43%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 68% and 67% at September 30, 2025 and December 31, 2024, respectively.
In September 2025, we amended the interest rate on a loan specific credit facility to SOFR plus 1.85% with a floor of 2.20% and extended the maturity to August 2026.
In August 2025, we amended a $1.00 billion repurchase facility to allow loans over 60 days delinquent to remain in the facility for up to two years. Permitted delinquent loans have an interest rate of SOFR plus 3.00% and can comprise up to 10% of the outstanding facility balance, or up to 15% at the lender's discretion.
In July 2025, we amended a $2.00 billion joint repurchase facility, shared by the Structured and Agency businesses, to reduce the facility size to $1.50 billion and extended the maturity to July 2027, with a one-year extension option.
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
Agency Business
In August 2025, we amended our $75.0 million letter of credit agreement which secures our obligations under the Fannie Mae DUS program and the Freddie Mac SBL program to extend the maturity two years to September 2027.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2025	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 20	$933,187	$923,834	5.95%	$962,110	$957,681	$80,736
BTR CLO 1	555,475	547,057	6.71%	715,892	713,880	—
CLO 18 (5)	1,075,278	1,074,188	6.33%	1,468,750	1,467,442	—
CLO 17 (5)	1,142,346	1,141,620	6.06%	1,530,165	1,530,091	—
CLO 16 (5)	482,054	481,453	5.91%	744,397	744,062	—
Total CLOs	$4,188,340	$4,168,152	6.17%	$5,421,314	$5,413,156	$80,736
Q Series securitization (6)	—	—	—%	50,600	50,600	—
Total securitized debt	$4,188,340	$4,168,152	6.17%	$5,471,914	$5,463,756	$80,736

December 31, 2024
CLO 19	$753,987	$751,364	7.02%	$912,935	$912,392	$—
CLO 18	1,335,647	1,332,950	6.47%	1,684,765	1,684,285	37,090
CLO 17	1,482,657	1,480,495	6.15%	1,811,391	1,810,463	50,910
CLO 16	682,845	681,008	5.93%	944,660	943,542	—
CLO 14	326,238	326,238	6.11%	452,751	452,526	—
Total CLOs (5)	4,581,374	4,572,055	6.35%	5,806,502	5,803,208	88,000
Q Series securitization	50,641	50,434	6.49%	94,940	94,895	—
Total securitized debt	$4,632,015	$4,622,489	6.35%	$5,901,442	$5,898,103	$88,000
________________________
(1)Debt carrying value is net of $20.2 million and $9.5 million of deferred financing fees at September 30, 2025 and December 31, 2024, respectively.
(2)At September 30, 2025 and December 31, 2024, the aggregate weighted average note rate for our collateralized loan obligations ("CLO"), including certain fees and costs, was 6.42% and 6.59%, respectively, and the Q Series securitization was 7.46% at December 31, 2024.
(3)At September 30, 2025 and December 31, 2024, 54 and 46 loans, respectively, with a total UPB of $2.02 billion and $1.60 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $12.5 million and $43.4 million at September 30, 2025 and December 31, 2024, respectively.
(5)The replenishment period for the following CLOs has ended: CLO 14 - September 2023, CLO 16 – March 2024, CLO 19 – May 2024, CLO 17 – June 2024 and CLO 18 – August 2024.
(6)All third party amounts have been paid down and only our tranches remain.
CLO 20. In August 2025, we completed CLO 20, through a wholly owned subsidiary, issuing nine tranches of CLO notes totaling $1.05 billion. Of the total CLO notes issued, $933.2 million consisted of investment grade notes issued to third party investors. The remaining $116.8 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $926.8 million, with the real estate related assets primarily comprised of first-lien mortgage bridge loans contributed from our existing loan portfolio. The CLO has an approximate two and a half year replacement period, during which principal and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. Thereafter, the outstanding debt balance will decrease as loans are repaid. Initially, the proceeds of the issuance also included $123.2 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, of which $42.5 million has been utilized to date, with the remaining amount expected to be fully utilized. Following the 180 day ramp up period and assuming the entire committed amount under the senior revolving note is utilized, the issuer will own loan obligations with a face value of $1.05 billion, representing leverage of 89%. The notes sold to third parties had an initial weighted average interest rate of 1.82% plus term SOFR, with interest payable monthly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BTR CLO 1. In May 2025, we completed BTR CLO 1, through a wholly owned subsidiary, issuing 11 tranches of CLO notes totaling $801.9 million. Of the total CLO notes issued, $682.6 million consisted of investment grade notes, $41.0 million of which were retained by us (including $31.8 million we financed), with the remainder issued to third party investors. The remaining $119.3 million were below investment grade notes and fully retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $583.6 million, with the real estate related assets primarily comprised of first-lien mortgage construction and bridge loans secured by build-to-rent properties contributed from our existing loan portfolio. The CLO has an approximate two-year replacement period, during which principal and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. The CLO also includes a $200.0 million senior revolving note, which may be used to fund construction draws, acquire collateral at closing, or purchase replacement assets during the replacement period, of which $114.1 million had been drawn at September 30, 2025. Thereafter, the outstanding debt balance will decrease as loans are repaid. Initially, the proceeds of the issuance also included $50.0 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $801.9 million, representing leverage of 80%, or 84% after factoring in the financed portion of our retained investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 2.48% plus term SOFR, with interest payable monthly.
CLO 14 and 19. In March 2025, we unwound CLO 14 and 19, redeeming the remaining outstanding notes totaling $1.08 billion, which were repaid from a new $1.15 billion repurchase facility. We expensed $2.3 million of deferred financing fees related to the unwind of these CLOs, into loss on extinguishment of debt on the consolidated statements of income.
Securitization Paydowns. During the nine months ended September 30, 2025, outstanding notes totaling $852.1 million on our existing CLOs and Q Series securitization have been paid down.
Subsequent Event. In October 2025, we unwound CLO 16, redeeming the remaining outstanding notes totaling $482.1 million, which were repaid from the refinancing of the remaining assets within CLO 20 and the availability in our credit and repurchase facilities.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			September 30, 2025			December 31, 2024
Senior Unsecured Notes (3)	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
7.875% Notes	Jul. 2025	Jul. 2030	$500,000	$489,050	7.875%	$—	$—	—%
9.00% Notes	Oct. 2024	Oct. 2027	100,000	98,788	9.00%	100,000	98,352	9.00%
7.75% Notes	Mar. 2023	Mar. 2026	95,000	94,709	7.75%	95,000	94,275	7.75%
8.50% Notes	Oct. 2022	Oct. 2027	150,000	148,920	8.50%	150,000	148,531	8.50%
5.00% Notes	Dec. 2021	Dec. 2028	180,000	178,620	5.00%	180,000	178,300	5.00%
4.50% Notes	Aug. 2021	Sept. 2026	270,000	269,229	4.50%	270,000	268,601	4.50%
5.00% Notes	Apr. 2021	Apr. 2026	175,000	174,633	5.00%	175,000	174,161	5.00%
4.50% Notes	Mar. 2020	Mar. 2027	275,000	274,289	4.50%	275,000	273,927	4.50%
			$1,745,000	$1,728,238	6.35%	$1,245,000	$1,236,147	5.73%
________________________
(1)At September 30, 2025 and December 31, 2024, the carrying value is net of deferred financing fees of $16.8 million and $8.9 million, respectively.
(2)At September 30, 2025 and December 31, 2024, the aggregate weighted average note rate, including certain fees and costs, was 6.71% and 6.02%, respectively.
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

In July 2025, we issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due July 2030 in a private offering. We used a portion of the net proceeds from this offering to repay our remaining outstanding $287.5 million 7.50% convertible notes due August 2025 and to add approximately $200.0 million of liquidity.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Convertible Senior Unsecured Notes
In August 2025, our 7.50% convertible senior unsecured notes with a UPB totaling $287.5 million matured and were fully settled with a portion of the net proceeds received from our 7.875% senior unsecured notes issued in July 2025.
The UPB and net carrying value of our convertible notes at December 31, 2024 were as follows (in thousands):

UPB	Unamortized Deferred Financing Fees	Net Carrying Value
$287,500	$1,647	$285,853
During the three months ended September 30, 2025, we incurred interest expense on the notes totaling $2.0 million, of which $1.8 million and $0.2 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2025, we incurred interest expense on the notes totaling $14.2 million, of which $12.6 million and $1.6 million related to the cash coupon and deferred financing fees, respectively. During the three months ended September 30, 2024, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2024, we incurred interest expense on the notes totaling $18.3 million, of which $16.2 million and $2.1 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the notes was 8.43% at December 31, 2024.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $145.3 million and $144.7 million at September 30, 2025 and December 31, 2024, respectively, which is net of a deferred amount of $7.8 million and $8.3 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.3 million and $1.4 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 6.85% and 7.18% at September 30, 2025 and December 31, 2024, respectively. Including certain fees and costs, the weighted average note rate was 6.93% and 7.26% at September 30, 2025 and December 31, 2024, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2025.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at September 30, 2025, as well as on the most recent determination dates in October 2025. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in October 2025 are as follows:

Cash Flow Triggers	CLO 16	CLO 17	CLO 18	BTR CLO 1	CLO 20
Overcollateralization (1)
Current	144.48%	127.02%	131.38%	117.47%	112.52%
Limit	120.21%	121.51%	123.03%	115.47%	110.52%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	177.92%	137.35%	122.55%	151.95%	131.19%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 16	CLO 17	CLO 18	BTR CLO 1	CLO 20
October 2025	144.48%	127.02%	131.38%	117.47%	112.52%
July 2025	140.90%	124.46%	130.03%	117.47%	N/A
April 2025	142.15%	122.65%	127.91%	N/A	N/A
January 2025	136.19%	122.10%	123.89%	N/A	N/A
October 2024	129.98%	123.14%	124.20%	N/A	N/A
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$89,757	$76,561	$83,150	$71,634
Provisions for loss sharing	9,166	3,521	17,815	9,294
Provisions reversal for loan repayments	(910)	(341)	(3,557)	(735)
Recoveries (charge-offs), net	(2,192)	836	(1,587)	384
Ending balance	$95,821	$80,577	$95,821	$80,577
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
removed only upon either the expiration or settlement of the guarantee. At September 30, 2025 and December 31, 2024, we had $35.4 million and $34.8 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2025 and December 31, 2024, we had outstanding advances of $3.5 million and $1.9 million, respectively, which were netted against the allowance for loss-sharing obligations.
At September 30, 2025 and December 31, 2024, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $60.4 million and $48.3 million, respectively, and represented 0.26% and 0.21%, respectively, of our Fannie Mae servicing portfolio. During the three and nine months ended September 30, 2025, we recorded an increase in CECL reserves of $5.6 million and $12.1 million, respectively. During the three and nine months ended September 30, 2024, we recorded an increase in CECL reserves of $4.0 million and $8.8 million, respectively.
At September 30, 2025 and December 31, 2024, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.48 billion and $4.30 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of income. During the three and nine months ended September 30, 2025, we recorded net losses of $2.1 million and net gains of $3.3 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $15.5 million and $34.6 million, respectively. During the three and nine months ended September 30, 2024, we recorded net gains of $1.2 million and $0.9 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $13.2 million and $37.9 million, respectively. See Note 13 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At September 30, 2025 and December 31, 2024, we had $1.4 million and $2.3 million, respectively, included in others assets, which was comprised of cash posted as collateral of $1.7 million and $2.0 million, respectively, and net liability and net asset positions of $0.3 million and $0.3 million, respectively, from the fair value of our treasury futures.
During the three months ended September 30, 2025, we recorded realized losses of $0.8 million and unrealized gains of $0.7 million to our Agency Business, related to our swaps. During the nine months ended September 30, 2025, we recorded realized losses of $1.3 million and unrealized losses of $0.5 million to our Agency Business, related to our swaps. During the three months ended September 30, 2024, we recorded realized gains of $0.2 million and unrealized losses of $0.1 million to our Agency Business, related to our swaps. During the nine months ended September 30, 2024, we recorded realized losses of $0.3 million and unrealized gains of $0.3 million, respectively, to our Agency Business, related to our swaps.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	September 30, 2025
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	4	$55,585	Other assets/other liabilities	$578	$(367)
Forward sale commitments	30	293,732	Other assets/other liabilities	505	(991)
Treasury futures	646	64,600		—	—
		$413,917		$1,083	$(1,358)

	December 31, 2024
Forward sale commitments	44	$396,024	Other assets/other liabilities	$95	$(4,209)
Treasury futures	82	8,200		—	—
		$404,224		$95	$(4,209)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments (in thousands):

	September 30, 2025			December 31, 2024
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,708,762	$11,430,418	$11,438,731	$11,304,956	$11,033,997	$11,122,205
Loans held-for-sale, net	318,756	319,207	327,011	438,233	435,759	449,339
Capitalized mortgage servicing rights, net	n/a	344,913	477,043	n/a	368,678	511,282
Securities held-to-maturity, net	229,790	155,969	155,310	230,012	157,154	144,508
Derivative financial instruments	137,758	1,083	1,083	41,724	95	95

Financial liabilities:
Credit and repurchase facilities	$4,133,965	$4,123,577	$4,082,708	$3,568,361	$3,559,490	$3,592,120
Securitized debt	4,188,340	4,168,152	4,186,482	4,632,015	4,622,489	4,616,409
Senior unsecured notes	1,745,000	1,728,238	1,689,794	1,245,000	1,236,147	1,160,154
Convertible senior unsecured notes	—	—	—	287,500	285,853	287,500
Junior subordinated notes	154,336	145,292	111,259	154,336	144,686	109,099
Mortgage notes payable - real estate owned	190,688	190,688	189,675	74,897	74,897	74,495
Derivative financial instruments	211,559	1,358	1,358	354,300	4,209	4,209
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at September 30, 2025 (in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,083	$1,083	$—	$505	$578

Financial liabilities:
Derivative financial instruments	$1,358	$1,358	$—	$1,358	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at September 30, 2025 (in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$486,975	$486,975	$—	$—	$486,975
Loans held-for-sale (2)	13,052	13,052	—	13,052	—
	$500,027	$500,027	$—	$13,052	$486,975
________________________
(1)We had an allowance for credit losses of $143.5 million relating to 27 impaired loans with an aggregate carrying value, before loan loss reserves, of $630.5 million at September 30, 2025. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment loss of $1.0 million related to 3 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $14.0 million.
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
The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.
Quantitative information about Level 3 fair value measurements at September 30, 2025 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$344,535	Discounted cash flows	Capitalization rate	6.05%	5.50% - 7.00%
	80,580	Price quotes	N/A	N/A	N/A
	$425,115

Land	$49,999	Discounted cash flows	Discount rate	21.50%	21.50%
			Revenue growth rate	3.00%	3.00%

Retail	$11,861	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$578	Discounted cash flows	W/A discount rate	9.87%	9.87%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative assets and liabilities, net
Beginning balance	$382	$1,066	$—	$428
Settlements	(15,342)	(13,460)	(34,020)	(36,902)
Realized gains recorded in earnings	14,960	12,394	34,020	36,474
Unrealized gains recorded in earnings	578	376	578	376
Ending balance	$578	$376	$578	$376
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows (in thousands):

September 30, 2025	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$55,585	$578	$—	$578
Forward sale commitments	293,732	—	—	—
Loans held-for-sale, net (1)	318,756	3,329	1,444	4,773
Total		$3,907	$1,444	$5,351
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at September 30, 2025 (in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,430,418	$11,438,731	$—	$—	$11,438,731
Loans held-for-sale, net	319,207	327,011	—	323,682	3,329
Capitalized mortgage servicing rights, net	344,913	477,043	—	—	477,043
Securities held-to-maturity, net	155,969	155,310	—	—	155,310

Financial liabilities:
Credit and repurchase facilities	$4,123,577	$4,082,708	$—	$294,193	$3,788,515
Securitized debt	4,168,152	4,186,482	—	—	4,186,482
Senior unsecured notes	1,728,238	1,689,794	1,689,794	—	—
Junior subordinated notes	145,292	111,259	—	—	111,259
Mortgage notes payable - real estate owned	190,688	189,675	—	—	189,675
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
At September 30, 2025, we were required to maintain at least $23.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At September 30, 2025, the restricted liquidity requirement totaled $99.0 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At September 30, 2025, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $33.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At September 30, 2025, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At September 30, 2025, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows (in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2025 (three months ending December 31, 2025)	$1,559,126	$2,810	$1,561,936
2026	3,806,939	11,424	3,818,363
2027	2,510,521	9,912	2,520,433
2028	1,765,684	9,226	1,774,910
2029	60,500	8,714	69,214
2030	555,223	8,756	563,979
Thereafter	154,336	10,924	165,260
Total	$10,412,329	$61,766	$10,474,095
During the three and nine months ended September 30, 2025, we recorded lease expense of $2.7 million and $8.1 million, respectively. During the three and nine months ended September 30, 2024, we recorded lease expense of $2.7 million and $8.3 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $2.00 billion at September 30, 2025 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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
On July 18, 2025, a purported shareholder filed a verified shareholder derivative complaint in the Circuit Court for the Baltimore City, Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and a claim for breach of fiduciary duty. On September 15, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. This case is also in the early stages.
On July 29, 2025, two purported shareholders filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty and unjust enrichment. On October 23, 2025, the Court granted a joint motion to change venue and transferred the action to the United States District Court for the District of Maryland. This case is also in the early stages.
On August 5, 2025, a purported shareholder filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand futility and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
On September 10, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. This case is also in the early stages.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Restricted cash	$93,210	$131,381
Loans and investments, net	5,463,757	5,898,102
Other assets	79,330	95,442
Total assets	$5,636,297	$6,124,925

Liabilities:
Securitized debt	$4,168,152	$4,622,489
Other liabilities	10,537	15,255
Total liabilities	$4,178,689	$4,637,744
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 66 VIEs in which we have a variable interest at September 30, 2025 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at September 30, 2025 is as follows (in thousands):

Type	Carrying Amount (1)
Loans	$1,569,850
APL certificates	140,829
Equity investments	34,257
B Piece bonds	31,023
Agency interest only strips	54
Total	$1,776,013
________________________
(1)Represents the carrying amount of loans and investments before reserves. At September 30, 2025, $253.0 million of loans to VIEs had corresponding specific loan loss reserves of $95.8 million. The maximum loss exposure at September 30, 2025 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $5.01 billion at September 30, 2025.
Note 16 — Equity
Common Stock. We have an equity distribution agreement with Citizens JMP Securities, LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the nine months ended September 30, 2025, we sold 5,898,957 shares of our common stock at an average price of $11.97 per share for net proceeds of $70.6 million. At September 30, 2025, we had 23,439,335 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During April 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. At September 30, 2025, there was $138.6 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of ACM in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2025, there were 16,173,761 OP Units outstanding, which represented 7.6% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2025 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 19, 2025	$0.43	March 28, 2025	$0.3984375	$0.390625	$0.390625
April 30, 2025	$0.30	June 27, 2025	$0.3984375	$0.390625	$0.390625
July 30, 2025	$0.30	September 29, 2025	$0.3984375	$0.390625	$0.390625
Common Stock – On October 29, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on November 26, 2025 to common stockholders of record as of the close of business on November 14, 2025.
Deferred Compensation. During 2025, we granted 675,545 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $8.3 million, of which: (1) 239,741 shares with a grant date fair value of $3.0 million vested on the grant date in 2025; (2) 212,729 shares with a grant date fair value

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
of $2.6 million will vest in 2026; (3) 212,921 shares with a grant date fair value of $2.6 million will vest in 2027; and (4) 10,154 shares with a grant date fair value of $0.1 million will vest in 2028.
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
During 2025, we withheld 287,684 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
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
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$38,463	$38,463	$58,175	$58,175
Net income attributable to noncontrolling interest (2)	—	3,211	—	5,028
Net income attributable to common stockholders and noncontrolling interest (3)	$38,463	$41,674	$58,175	$63,203
Weighted average shares outstanding	193,748,462	193,748,462	188,513,832	188,513,832
Dilutive effect of OP Units (2)	—	16,173,761	—	16,293,589
Dilutive effect of RSUs (4)	—	595,539	—	539,888
Weighted average shares outstanding (3)	193,748,462	210,517,762	188,513,832	205,347,309
Net income per common share (1)	$0.20	$0.20	$0.31	$0.31

	Nine Months Ended September 30,
	2025		2024
Net income attributable to common stockholders (1)	$92,852	$92,852	$163,445	$163,445
Net income attributable to noncontrolling interest (2)	—	7,828	—	14,119
Net income attributable to common stockholders and noncontrolling interest (3)	$92,852	$100,680	$163,445	$177,564
Weighted average shares outstanding	192,028,656	192,028,656	188,626,263	188,626,263
Dilutive effect of OP Units (2)	—	16,198,659	—	16,293,589
Dilutive effect of RSUs (4)	—	580,436	—	528,627
Weighted average shares outstanding (3)	192,028,656	208,807,751	188,626,263	205,448,479
Net income per common share (1)	$0.48	$0.48	$0.87	$0.86
________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(3)The three and nine months ended September 30, 2025 excludes interest expense of $2.0 million and $14.2 million, respectively, and potentially dilutive shares of 6,031,516 and 13,664,112, respectively, attributable to convertible debt since their effect would have been anti-dilutive. The three and nine months ended September 30, 2024 excludes interest expense of $6.1 million and $18.3 million, respectively, and potentially dilutive shares of 17,512,742 and 17,463,320, respectively, attributable to convertible debt since their effect would have been anti-dilutive. In August 2025, our convertible debt matured and was fully settled.
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
A summary of our income tax benefit (provision) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax provision	$(9,385)	$(7,259)	$(18,115)	$(21,648)
Deferred income tax benefit	1,791	2,026	3,532	8,922
Total income tax provision	$(7,594)	$(5,233)	$(14,583)	$(12,726)
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2025, we incurred $1.0 million and $3.0 million, respectively, and, during the three and nine months ended September 30, 2024, we incurred $0.8 million and $2.6 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $29.9 million and $12.8 million at September 30, 2025 and December 31, 2024, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $5.4 million and $4.5 million at September 30, 2025 and December 31, 2024, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to charter privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ charter. During the three and nine months ended September 30, 2025, we reimbursed the aircraft owner $0.2 million and $1.2 million, respectively, and less than $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2024, for the flights chartered by our executives pursuant to the agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In August 2025, we originated a $4.0 million bridge loan for the acquisition of a condominium complex, of which one of our directors is the Co-Chief Executive Officer and President of an entity that is an indirect owner of the borrower. The loan has an interest rate of SOFR plus 3.25% with a SOFR floor of 4.32% and matures in August 2026. Interest income recorded from this loan was less than $0.1 million for both the three and nine months ended September 30, 2025.
In May 2025, we refinanced a $32.5 million bridge loan with a new $43.0 million bridge loan for an SFR BTR construction project. In 2020, we also made a $3.5 million preferred equity investment in the same project, of which $1.2 million was paid off in May 2025. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owned a 21.8% equity interest in the borrowing entity that increased to 26.6% in connection with the refinancing. Interest on the new loan decreased from SOFR plus 3.75% with a SOFR floor of 0.75% to SOFR plus 3.00% with a SOFR floor of 3.25% and matures in May 2026. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in May 2025, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.9 million. Interest income recorded from these loans was $0.9 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.
In May 2025, we refinanced a $30.5 million bridge loan with a new $36.2 million bridge loan, for an SFR BTR construction project. In 2020, we also made a $4.6 million preferred equity investment in the same project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and owned a combined 18.9% equity interest in the borrowing entity that increased to 33.7% in connection with the refinancing. Interest on the new loan decreased from SOFR plus 4.25% with a SOFR floor of 1.00% to SOFR plus 3.00% with a SOFR floor of 3.25% and matures in November 2025. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in April 2023, which was extended to November 2025. In connection with the extension, the borrower paid deferred interest of $1.3 million. Interest income recorded from the loans was $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2024, respectively.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from the loans was $1.1 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($17.8 million was funded at September 30, 2025) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from the loans was $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
In July 2024, we committed to fund a $62.4 million bridge loan ($17.8 million was funded at September 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.4 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2024.
In May 2024, we committed to fund a $42.5 million bridge loan ($18.8 million was funded at September 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2024.
In 2022, we committed to fund a $67.1 million bridge loan ($50.3 million was funded at September 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2025, which was extended to May 2026. Interest income recorded from this loan was $1.1 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In 2022, we committed to fund a $39.4 million bridge loan ($39.0 million was funded at September 30, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and was scheduled to mature in March 2025, which was extended to March 2026. Interest income recorded from this loan was $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
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
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan bears interest at a 9.00% fixed rate and matures in April 2030. Interest income recorded from the mezzanine loan was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. During the three and nine months ended September 30, 2025, we recorded a loss associated with this investment of $0.8 million and $2.6 million, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025 we made contributions of $0.9 million. During the nine months ended September 30, 2024 we made contributions of $2.6 million. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025. In February 2025, we modified this loan to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. In September 2025, the loan was modified to extend the maturity date to July 2028, adjust the interest rate to SOFR plus 1.00% with an all-in floor of 6.50%, and include a fixed pay rate of 1.00%, effective June 1, 2025, with the remaining balance deferred. Interest income recorded from the bridge loan was de minimus and $1.2 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2024, respectively.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in May 2025, which was extended to February 2029. Interest income recorded from this loan was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 75% in the borrowing entity. The loan had an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. In September 2025, this loan paid off and we fully recovered the specific reserve recorded. Interest income recorded from this loan was $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.7 million, for the three and nine months ended September 30, 2024, respectively.
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
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. We recorded a loss of $1.7 million related to this investment for the nine months ended September 30, 2025, and recorded a loss of $1.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, we received distributions of $16.4 million and $22.5 million,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
respectively, and during the nine months ended September 30, 2024, we received distributions of $7.7 million, which were classified as returns of capital. In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore, we did not record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made on July 31, 2025, for which we received $16.4 million as our allocable share.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which bears interest at a fixed rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. In addition, during the three and nine months ended September 30, 2025, we received distributions from this investment of $51.0 million and $54.4 million, respectively, and recognized income of $48.0 million (net of $3.0 million in transaction related expenses) and $51.4 million, respectively. The distribution received in the third quarter of 2025 related to the sale of a portion of Lexford's multifamily asset portfolio. During the three and nine months ended September 30, 2024, we received distributions and recognized income of $4.9 million and $9.0 million, respectively. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2025, this debt had an aggregate outstanding balance of approximately $299.0 million and is scheduled to mature through 2029.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At September 30, 2025, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.1% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended September 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$208,254	$14,747	$—	$223,001
Interest expense	176,158	8,577	—	184,735
Net interest income	32,096	6,170	—	38,266
Other revenue:
Gain on sales, including fee-based services, net	—	23,340	—	23,340
Mortgage servicing rights	—	15,538	—	15,538
Servicing revenue	—	47,471	—	47,471
Amortization of MSRs	—	(17,819)	—	(17,819)
Property operating income	4,189	—	—	4,189
Loss on derivative instruments, net	—	(2,206)	—	(2,206)
Other income, net	3,595	55	—	3,650
Total other revenue	7,784	66,379	—	74,163
Other expenses:
Employee compensation and benefits	16,124	21,207	—	37,331
Commissions	—	6,838	—	6,838
Selling and administrative	6,420	7,278	—	13,698
Property operating expenses	7,296	—	—	7,296
Depreciation and amortization	4,963	392	—	5,355
Provision for loss sharing	—	8,256	—	8,256
Provision for credit losses (net of recoveries)	17,470	2,224	—	19,694
Total other expenses	52,273	46,195	—	98,468
(Loss) income before loss on real estate, income from equity affiliates and income taxes	(12,393)	26,354	—	13,961
Loss on real estate	(555)	—	—	(555)
Income from equity affiliates	46,204	—	—	46,204
Provision for income taxes	(1,312)	(6,282)	—	(7,594)
Net income	31,944	20,072	—	52,016
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	3,211	3,211
Net income attributable to common stockholders	$21,602	$20,072	$(3,211)	$38,463

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$274,102	$12,420	$—	$286,522
Interest expense	192,945	4,765	—	197,710
Net interest income	81,157	7,655	—	88,812
Other revenue:
Gain on sales, including fee-based services, net	—	18,638	—	18,638
Mortgage servicing rights	—	13,195	—	13,195
Servicing revenue	—	48,441	—	48,441
Amortization of MSRs	—	(17,299)	—	(17,299)
Property operating income	1,507	—	—	1,507
Gain on derivative instruments, net	—	822	—	822
Other income, net	1,364	1,173	—	2,537
Total other revenue	2,871	64,970	—	67,841
Other expenses:
Employee compensation and benefits	16,772	21,716	—	38,488
Commissions	—	6,393	—	6,393
Selling and administrative	6,345	6,796	—	13,141
Property operating expenses	1,686	—	—	1,686
Depreciation and amortization	1,422	522	—	1,944
Provision for loss sharing (net of recoveries)	—	3,180	—	3,180
Provision for credit losses (net of recoveries)	14,788	1,432	—	16,220
Total other expenses	41,013	40,039	—	81,052
Income before income from equity affiliates and income taxes	43,015	32,586	—	75,601
Income from equity affiliates	3,177	—	—	3,177
Benefit from (provision for) income taxes	2,080	(7,313)	—	(5,233)
Net income	48,272	25,273	—	73,545
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	5,028	5,028
Net income attributable to common stockholders	$37,930	$25,273	$(5,028)	$58,175
________________________
(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$668,320	$35,677	$—	$703,997
Interest expense	503,595	17,969	—	521,564
Net interest income	164,725	17,708	—	182,433
Other revenue:
Gain on sales, including fee-based services, net	—	49,779	—	49,779
Mortgage servicing rights	—	34,598	—	34,598
Servicing revenue	—	136,036	—	136,036
Amortization of MSRs	—	(53,344)	—	(53,344)
Property operating income	14,028	—	—	14,028
Gain on derivative instruments, net	—	1,413	—	1,413
Other income, net	7,780	4,279	—	12,059
Total other revenue	21,808	172,761	—	194,569
Other expenses:
Employee compensation and benefits	50,299	65,378	—	115,677
Commissions	—	15,709	—	15,709
Selling and administrative	22,941	21,927	—	44,868
Property operating expenses	17,572	—	—	17,572
Depreciation and amortization	13,772	1,175	—	14,947
Provision for loss sharing	—	14,258	—	14,258
Provision for loan losses (net of recoveries)	42,736	5,037	—	47,773
Total other expenses	147,320	123,484	—	270,804
Income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	39,213	66,985	—	106,198
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(4,813)	—	—	(4,813)
Income from equity affiliates	47,224	—	—	47,224
Provision for income taxes	(1,951)	(12,632)	—	(14,583)
Net income	77,354	54,353	—	131,707
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	7,828	7,828
Net income attributable to common stockholders	$46,327	$54,353	$(7,828)	$92,852

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$864,067	$40,935	$—	$905,002
Interest expense	608,607	16,006	—	624,613
Net interest income	255,460	24,929	—	280,389
Other revenue:
Gain on sales, including fee-based services, net	—	52,752	—	52,752
Mortgage servicing rights	—	37,928	—	37,928
Servicing revenue	—	143,394	—	143,394
Amortization of MSRs	—	(50,817)	—	(50,817)
Property operating income	4,521	—	—	4,521
Loss on derivative instruments, net	—	(4,711)	—	(4,711)
Other income, net	5,641	1,314	—	6,955
Total other revenue	10,162	179,860	—	190,022
Other expenses:
Employee compensation and benefits	51,123	66,589	—	117,712
Commissions	—	17,699	—	17,699
Selling and administrative	18,969	20,928	—	39,897
Property operating expenses	4,948	—	—	4,948
Depreciation and amortization	4,070	2,867	—	6,937
Provision for loss sharing (net of recoveries)	—	7,787	—	7,787
Provision for credit losses (net of recoveries)	60,594	4,309	—	64,903
Total other expenses	139,704	120,179	—	259,883
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	125,918	84,610	—	210,528
Loss on extinguishment of debt	(412)	—	—	(412)
Gain on real estate	3,813	—	—	3,813
Income from equity affiliates	7,388	—	—	7,388
Benefit from (provision for) income taxes	2,864	(15,590)	—	(12,726)
Net income	139,571	69,020	—	208,591
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	14,119	14,119
Net income attributable to common stockholders	$108,544	$69,020	$(14,119)	$163,445
(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2025
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$100,537	$322,847	$423,384
Restricted cash	93,210	29,750	122,960
Loans and investments, net	11,430,418	—	11,430,418
Loans held-for-sale, net	—	319,207	319,207
Capitalized mortgage servicing rights, net	—	344,913	344,913
Securities held-to-maturity, net	—	155,969	155,969
Investments in equity affiliates	57,298	—	57,298
Real estate owned, net	471,347	—	471,347
Goodwill and other intangible assets	12,500	74,444	86,944
Other assets and due from related party	401,649	73,090	474,739
Total assets	$12,566,959	$1,320,220	$13,887,179

Liabilities:
Debt obligations	$10,061,754	$294,193	$10,355,947
Allowance for loss-sharing obligations	—	95,821	95,821
Other liabilities and due to related parties	240,718	79,745	320,463
Total liabilities	$10,302,472	$469,759	$10,772,231

	December 31, 2024
Assets:
Cash and cash equivalents	$58,188	$445,615	$503,803
Restricted cash	134,320	22,056	156,376
Loans and investments, net	11,033,997	—	11,033,997
Loans held-for-sale, net	—	435,759	435,759
Capitalized mortgage servicing rights, net	—	368,678	368,678
Securities held-to-maturity, net	—	157,154	157,154
Investments in equity affiliates	76,312	—	76,312
Real estate owned, net	176,543	—	176,543
Goodwill and other intangible assets	12,500	75,619	88,119
Other assets and due from related party	415,310	78,930	494,240
Total assets	$11,907,170	$1,583,811	$13,490,981

Liabilities:
Debt obligations	$9,500,901	$422,661	$9,923,562
Allowance for loss-sharing obligations	—	83,150	83,150
Other liabilities and due to related parties	244,948	87,351	332,299
Total liabilities	$9,745,849	$593,162	$10,339,011

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination Data:
Structured Business
Bridge:
SFR	$391,768	$239,064	$1,279,048	$596,054
Multifamily	375,950	14,500	847,000	73,385
Land	—	—	—	10,350
	767,718	253,564	2,126,048	679,789

Mezzanine / Preferred Equity	101,281	4,900	112,720	61,713
Construction - Multifamily	87,742	—	181,638	—
Total New Loan Originations	$956,741	$258,464	$2,420,406	$741,502

Number of Loans Originated	30	38	69	142

Commitments:
Construction - Multifamily	$143,500	$47,000	$408,500	$47,000
SFR	25,300	374,070	420,084	1,062,947
Total Commitments	$168,800	$421,070	$828,584	$1,109,947

Loan Runoff	$734,209	$521,341	$1,675,859	$1,791,000

Agency Business
Origination Volumes by Investor:
Freddie Mac	$1,103,120	$378,809	$1,431,479	$1,095,732
Fannie Mae	872,753	616,211	1,913,770	1,817,364
SFR - Fixed Rate	7,242	—	39,905	27,314
Private Label	—	74,162	44,925	124,286
FHA	—	27,457	16,041	27,457
Total New Loan Originations	$1,983,115	$1,096,639	$3,446,120	$3,092,153
Total Loan Commitment Volume	$2,003,538	$1,056,490	$3,501,705	$3,090,446

Agency Business Loan Sales Data:
Freddie Mac	$1,095,626	$356,300	$1,508,575	$1,018,900
Fannie Mae	915,941	655,851	1,928,962	2,112,986
SFR - Fixed Rate	13,909	—	39,905	27,314
FHA	1,339	32,664	87,247	56,152
Private Label	—	74,162	—	124,286
Total Loan Sales	$2,026,815	$1,118,977	$3,564,689	$3,339,638
Sales Margin (fee-based services as a % of loan sales)	1.15%	1.67%	1.40%	1.58%
MSR Rate (MSR income as a % of loan commitments)	0.78%	1.25%	0.99%	1.23%
________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2025
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$23,468,256	45.3	5.7
Freddie Mac	7,090,516	19.1	6.2
Private Label	2,561,736	18.7	4.8
FHA	1,492,536	14.0	19.1
SFR - Fixed Rate	279,650	20.0	4.1
Bridge	277,935	10.4	2.3
Total	$35,170,629	36.2	6.3

	December 31, 2024
Fannie Mae	$22,730,056	46.4	6.4
Freddie Mac	6,077,020	21.5	6.8
Private Label	2,605,980	18.7	5.5
FHA	1,506,948	14.1	19.2
Bridge	278,494	10.4	3.0
SFR - Fixed Rate	271,859	20.1	4.4
Total	$33,470,357	37.8	6.9

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

Significant Developments During the Third Quarter of 2025
Financing and Capital Markets Activity
•Closed a collateralized securitization vehicle (CLO 20) totaling $1.05 billion, of which $933.2 million consisted of investment grade notes and $116.8 million of below investment grade notes were retained by us;
•Issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due 2030 through a private offering. A portion of the net proceeds were used to repay the remaining outstanding 7.50% convertible senior notes due August 2025; and
•Raised net proceeds of $39.7 million from the issuance of 3,390,207 shares of our common stock at an average price of $11.72 per share.
Structured Business Activity
•Balance sheet portfolio of $11.71 billion, as loan originations of $956.7 million outpaced loan runoff totaling $734.2 million;
•We modified 19 loans with a total UPB of $808.6 million which were modified to provide temporary rate relief through a pay and accrual feature (see Note 3 for details);
•Received cash distributions totaling $67.4 million and recognized income of $48.0 million from our equity investments in Lexford and a residential mortgage banking business (see Note 8 for details); and
•We foreclosed on two loans with a net carrying value of $107.8 million and charged-off $16.6 million of specific CECL reserves.
Agency Business Activity. Servicing portfolio of $35.17 billion (up $1.41 billion); Agency originations of $1.98 billion, including $391.2 million of new Agency loans that were recaptured from our Structured Business runoff.
Subsequent Events.
•In October 2025, we unwound CLO 16, redeeming the remaining outstanding notes totaling $482.1 million; and
•In October 2025, we foreclosed on five loans with a total UPB of $127.4 million that have specific reserves totaling $17.8 million..

Current Market Conditions, Risks and Recent Trends

During 2025, the Federal Reserve has so far lowered the federal funds rate twice totaling a 50-basis point reduction. General consensus is that the Federal Reserve may continue to lower rates in the near term. This high-interest rate environment, that has persisted longer than anticipated, could persist even longer if certain key economic indicators fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates remain highly volatile since the announcement of the current administrator’s imposition of increased tariffs and macroeconomic uncertainty. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates for the remainder of 2025 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the One Big Beautiful Bill Act (“OBBBA”), as described below.

As a result of the significant volatility in rates and the unpredictable impact of the tariff negotiations and the OBBBA, it is very difficult to predict where short and long-term rates will settle for the remainder of the year.

This elevated and unpredictable rate environment has resulted in, and may continue to result in, increased payment delinquencies and defaults, increased loan modifications and foreclosures and declining real estate values of certain asset classes, all of which have impacted, and may continue to impact, our future results of operations, financial condition, business prospects and ability to make distributions to our stockholders. Additionally, this high-interest rate environment has limited our ability to resolve delinquent loans, leading to additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our future results of operations, financial condition, liquidity and ability to make distributions to our stockholders.

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

In general, a rising or high-interest rate environment positively impacts our net interest income since our structured loan portfolio exceeds our corresponding debt balances, and the vast majority of our loan portfolio is floating rate based on SOFR. Additionally, since a sizable portion of our debt consists of fixed-rate instruments (such as senior unsecured notes), as compared to our structured loan portfolio, the increase in interest income from high interest rates tends to outpace the rise in interest expense on our debt. Furthermore, our earnings on escrows and cash balances also benefit from an elevated rate environment. However, the prolonged period of elevated interest rates has also led to a significant increase in loan delinquencies, modifications, foreclosures and decreases in loan originations and cash and escrow balances, which is having, and may continue to have, a negative impact on our net interest income. Additionally, the prolonged high-interest rate environment has contributed to a decline in certain commercial real estate values, leading to increased reserves, when the collateral value is considered insufficient to fully repay the loans.

The above mentioned short-term interest rate reductions have resulted, and will continue to result, in a decrease in the net interest income on our floating rate loan book and reductions in the earnings on our cash and escrow balances. For additional details, see “Quantitative and Qualitative Disclosures about Market Risk” below.

The elevated and volatile interest rates, along with geopolitical uncertainty, has caused some disruptions in certain segments of the financial services, real estate and credit markets. As stated earlier, this environment has also caused a decrease in the performance of certain of our assets, leading to increased defaults and delinquencies. If our borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it could have a material adverse effect on our liquidity and capital resources. Despite these periodic disruptions, we have been successful in raising capital through various vehicles, when needed, to continue to operate and strengthen our business. Additionally, although the majority of our cash is currently on deposit with major financial institutions, our balances often exceed insured limits. We limit the exposure relating to these balances by diversifying them among various counterparties. Generally, deposits may be redeemed upon demand and are maintained at financial institutions with reputable credit and, therefore, we believe we bear minimal credit risk.

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
Changes in Financial Condition
Assets — Comparison of balances at September 30, 2025 to December 31, 2024:
Our Structured loan and investment portfolio balance was $11.71 billion and $11.30 billion at September 30, 2025 and December 31, 2024, respectively. This increase was primarily due to loan originations exceeding loan runoff by $744.5 million (see below for details), partially offset by loans we foreclosed on and received ownership of the underlying collateral as REO assets.
The portfolio had a weighted average current interest pay rate of 6.64% and 6.90% at September 30, 2025 and December 31, 2024, respectively. Including certain fees earned and costs, the weighted average current interest rate was 7.27% and 7.80% at September 30, 2025 and December 31, 2024, respectively. Our debt that finances our Structured loan and investment portfolio totaled $9.93 billion and $9.46 billion at September 30, 2025 and December 31, 2024, respectively, with a weighted average funding cost of 6.39% and 6.55%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.72% and 6.88%, at September 30, 2025 and December 31, 2024. respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loans originated	$956,741	$2,420,406
Number of loans	30	69
Weighted average interest rate	8.76%	8.72%

Loan runoff	$734,209	$1,675,859
Number of loans	27	96
Weighted average interest rate	8.53%	8.57%

Loans modified	$808,588	$2,010,323
Number of loans	19	48

Loans extended	$1,333,083	$3,834,270
Number of loans	81	221
Loans held-for-sale from the Agency Business decreased $116.6 million, primarily from loan sales exceeding originations by $118.6 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following (in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Freddie Mac	$1,103,120	1,095,626	$1,431,479	$1,508,575
Fannie Mae	872,753	915,941	1,913,770	1,928,962
SFR - Fixed Rate	7,242	13,909	39,905	39,905
Private Label	—	—	44,925	—
FHA	—	1,339	$16,041	87,247
Total	$1,983,115	$2,026,815	$3,446,120	$3,564,689

Investments is equity affiliates decreased $19.0 million, primarily due to $22.0 million in distributions received from the completed sale of the residential mortgage banking business.

Real estate owned increased $294.8 million, primarily due to the foreclosure of twelve multifamily bridge loans totaling $368.1 million, through which we took back the underlying collateral, partially offset by the sale of four multifamily properties.

Due from related party increased $17.1 million, primarily due to funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period. These amounts were remitted to us in October 2025.
Liabilities – Comparison of balances at September 30, 2025 to December 31, 2024:
Credit and repurchase facilities increased $564.1 million, primarily due to refinancing loans from the unwind of two CLOs with our new $1.15 billion repurchase facility and loan originations exceeding runoff in our Structured Business, partially offset by transferring loans into BTR CLO 1 and CLO 20.
Securitized debt decreased $454.3 million, primarily due to the unwind of CLO 14 and CLO 19 totaling $1.08 billion and paydowns on our existing securitizations of $852.1 million, partially offset by the issuances of BTR CLO 1 and CLO 20 where we issued $1.49 billion of notes to third-party investors.
Senior unsecured notes increased $492.1 million, primarily due to our issuance of $500.0 million of 7.875% senior unsecured notes due 2030.

In August 2025, we fully redeemed our 7.50% convertible senior notes with a remaining outstanding balance of $287.5 million with a portion of the net proceeds received from our 7.875% senior unsecured notes due 2030 that were issued in July 2025.
Mortgage notes payable — real estate owned increased $115.8 million, primarily due to the addition of mortgage notes payable totaling $164.9 million on new REO assets and financing received on an existing REO asset, partially offset by the payoff of $49.1 million of mortgage notes payable associated with the sale of REO assets.
Equity
See Note 16 for details of our issuances of common stock, dividends declared and deferred compensation transactions.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2025
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$23,468,256	2,678	4.2	5.7	97%	3%	4.66%	3.35%	2.27%
Freddie Mac	7,090,516	1,137	3.2	6.2	89%	11%	4.98%	4.06%	3.69%
Private Label	2,561,736	159	4.1	4.8	100%	—	4.15%	0.59%	1.35%
FHA	1,492,536	104	4.2	19.1	100%	—	3.83%	1.53%	—
SFR - Fixed Rate	279,650	50	3.1	4.1	100%	—	5.63%	3.20%	1.61%
Bridge	277,935	3	2.8	2.3	85%	15%	6.37%	—	—
Total	$35,170,629	4,131	4.0	6.3	96%	4%	4.68%	3.18%	2.37%

	December 31, 2024
Fannie Mae	$22,730,056	2,644	3.9	6.4	96%	4%	4.60%	2.19%	1.27%
Freddie Mac	6,077,020	1,159	3.3	6.8	86%	14%	4.91%	5.78%	3.63%
Private Label	2,605,980	161	3.4	5.5	100%	—	4.15%	—	0.43%
FHA	1,506,948	106	3.6	19.2	100%	—	3.79%	—	—
Bridge	278,494	3	2.0	3.0	85%	15%	6.41%	—	—
SFR - Fixed Rate	271,859	52	2.8	4.4	100%	—	5.47%	9.02%	1.66%
Total	$33,470,357	4,125	3.7	6.9	95%	5%	4.60%	2.61%	1.57%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At September 30, 2025 and December 31, 2024, delinquent loans totaled $832.8 million and $524.5 million, respectively. At September 30, 2025, there was one loan totaling $24.4 million in bankruptcy and 19 loans totaling $104.7 million have been foreclosed. At December 31, 2024, there were two loans totaling $4.8 million in bankruptcy and six loans totaling $28.2 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$223,001	$286,522	$(63,521)	(22)%
Interest expense	184,735	197,710	(12,975)	(7)%
Net interest income	38,266	88,812	(50,546)	(57)%
Other revenue:
Gain on sales, including fee-based services, net	23,340	18,638	4,702	25%
Mortgage servicing rights	15,538	13,195	2,343	18%
Servicing revenue, net	29,652	31,142	(1,490)	(5)%
Property operating income	4,189	1,507	2,682	178%
Gain (loss) on derivative instruments, net	(2,206)	822	(3,028)	nm
Other income, net	3,650	2,537	1,113	44%
Total other revenue	74,163	67,841	6,322	9%
Other expenses:
Employee compensation and benefits	44,169	44,881	(712)	(2)%
Selling and administrative	13,698	13,141	557	4%
Property operating expenses	7,296	1,686	5,610	nm
Depreciation and amortization	5,355	1,944	3,411	175%
Provision for loss sharing (net of recoveries)	8,256	3,180	5,076	160%
Provision for credit losses (net of recoveries)	19,694	16,220	3,474	21%
Total other expenses	98,468	81,052	17,416	21%
Income before loss on real estate, income from equity affiliates and income taxes	13,961	75,601	(61,640)	(82)%
Loss on real estate	(555)	—	(555)	nm
Income from equity affiliates	46,204	3,177	43,027	nm
Provision for income taxes	(7,594)	(5,233)	(2,361)	45%
Net income	52,016	73,545	(21,529)	(29)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	3,211	5,028	(1,817)	(36)%
Net income attributable to common stockholders	$38,463	$58,175	$(19,712)	(34)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,158,987	$190,070	6.76%	$11,405,511	$259,538	9.03%
Mezzanine	278,505	7,394	10.53%	273,370	6,852	9.94%
Preferred equity investments	164,095	4,199	10.15%	119,217	2,378	7.91%
Other	159,408	4,478	11.14%	3,511	98	11.07%
Core interest-earning assets	11,760,995	206,141	6.95%	11,801,609	268,866	9.04%
Cash equivalents	242,727	2,113	3.45%	425,304	5,236	4.88%
Total interest-earning assets	$12,003,722	$208,254	6.88%	$12,226,913	$274,102	8.89%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,089,604	$76,735	7.44%	$2,849,786	$61,050	8.50%
CLO	3,889,945	65,412	6.67%	5,381,995	101,175	7.46%
Unsecured debt	1,798,397	30,413	6.71%	1,542,500	23,943	6.16%
Trust preferred	154,336	2,934	7.54%	154,336	3,354	8.62%
Q Series securitization	26,832	664	9.82%	164,046	3,423	8.28%
Total interest-bearing liabilities	$9,959,114	176,158	7.02%	$10,092,663	192,945	7.58%
Net interest income		$32,096			$81,157
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $65.8 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets and, to a lesser extent, a decrease in the average balance of our core interest-earning assets (loan runoff exceeded loan originations in 2024) and lower average bank balances. The decrease in the average yield was mainly from a decrease in SOFR, the reversal of interest that was previously accrued on modified loans and a reduction in back interest earned on delinquent and modified loans, as well as an increase in new delinquencies and modified loans at lower rates.
The decrease in interest expense was mainly due to a $16.8 million decrease from our Structured Business, primarily due to a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR) and a decline in the average balance of our interest-bearing liabilities from a decrease in the average loan portfolio, note paydowns in our securitizations and the payoff of our 7.50% convertible senior notes.
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 81% increase in loan sales volume ($907.8 million), partially offset by a 31% decrease in the sales margin from 1.67% to 1.15%. The decrease in the sales margin was mainly due to larger portfolio deals that closed in the current quarter that produced lower margins.
The increase in income from MSRs was primarily due to a 90% increase in loan commitment volume ($947.0 million), largely offset by a 38% decrease in the MSR rate from 1.25% to 0.78%. The decrease in the MSR rate was mainly due to higher percentage of Freddie Mac loan commitments which contain lower servicing fees, as well as larger portfolio deals that closed in the quarter that produced lower margins.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate, partially offset by an increase in servicing fees due to growth in our servicing portfolio.

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
The increase in other income, net was primarily due to increases in loan fees from higher loan originations.
Other Expenses
The increase in the provision for loss sharing (net of recoveries) primarily reflects larger specific loan impairment reserves taken in the current year period as a result of an increase in delinquencies.
The increase in the provision for credit losses (net of recoveries) was primarily related to an increase in specific reserves recorded on multifamily loans and the weakening in the general macroeconomic outlook of the commercial real estate market in the current year period.
Loss on Real Estate
In 2025, we sold an REO asset for $10.1 million and recognized a $0.6 million loss.
Income from Equity Affiliates
Income from equity affiliates in 2025 primarily reflects $48.0 million of income recognized related to the cash distribution received from our Lexford joint venture; while income in 2024 primarily reflects a $4.9 million cash distribution received from Lexford, partially offset by losses from our investments in a residential mortgage banking business and AMAC III totaling $1.5 million.
Provision for Income Taxes
In the three months ended September 30, 2025, we recorded a tax provision of $7.6 million, which consisted of a current tax provision of $9.4 million and a deferred tax benefit of $1.8 million. In the three months ended September 30, 2024, we recorded a tax provision of $5.2 million, which consisted of a current tax provision of $7.2 million and a deferred tax benefit of $2.0 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,173,761 and 16,293,589 OP Units outstanding at September 30, 2025 and 2024, respectively, which represented 7.6% and 8.0% of our outstanding stock at September 30, 2025 and 2024, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$703,997	$905,002	$(201,005)	(22)%
Interest expense	521,564	624,613	(103,049)	(16)%
Net interest income	182,433	280,389	(97,956)	(35)%
Other revenue:
Gain on sales, including fee-based services, net	49,779	52,752	(2,973)	(6)%
Mortgage servicing rights	34,598	37,928	(3,330)	(9)%
Servicing revenue, net	82,692	92,577	(9,885)	(11)%
Property operating income	14,028	4,521	9,507	nm
Gain (loss) on derivative instruments, net	1,413	(4,711)	6,124	nm
Other income, net	12,059	6,955	5,104	73%
Total other revenue	194,569	190,022	4,547	2%
Other expenses:
Employee compensation and benefits	131,386	135,411	(4,025)	(3)%
Selling and administrative	44,868	39,897	4,971	12%
Property operating expenses	17,572	4,948	12,624	nm
Depreciation and amortization	14,947	6,937	8,010	115%
Provision for loss sharing (net of recoveries)	14,258	7,787	6,471	83%
Provision for credit losses (net of recoveries)	47,773	64,903	(17,130)	(26)%
Total other expenses	270,804	259,883	10,921	4%
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	106,198	210,528	(104,330)	(50)%
Loss on extinguishment of debt	(2,319)	(412)	(1,907)	nm
(Loss) gain on real estate	(4,813)	3,813	(8,626)	nm
Income from equity affiliates	47,224	7,388	39,836	nm
Provision for income taxes	(14,583)	(12,726)	(1,857)	15%
Net income	131,707	208,591	(76,884)	(37)%
Preferred stock dividends	31,027	31,027	—	—
Net income attributable to noncontrolling interest	7,828	14,119	(6,291)	(45)%
Net income attributable to common stockholders	$92,852	$163,445	$(70,593)	(43)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,066,489	$625,717	7.56%	$11,776,926	$809,011	9.15%
Mezzanine	264,120	19,857	10.05%	262,495	20,465	10.39%
Preferred equity investments	154,385	11,524	9.98%	111,083	6,116	7.33%
Other	77,609	6,553	11.29%	5,110	401	10.45%
Core interest-earning assets	11,562,603	663,651	7.67%	12,155,614	835,993	9.16%
Cash equivalents	181,203	4,669	3.44%	747,266	28,074	5.00%
Total interest-earning assets	$11,743,806	$668,320	7.61%	$12,902,880	$864,067	8.92%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,000,547	$224,533	7.50%	$2,766,385	$175,542	8.45%
CLO	3,822,730	187,685	6.56%	6,078,735	338,582	7.42%
Unsecured debt	1,622,106	80,321	6.62%	1,572,391	73,214	6.20%
Trust preferred	154,336	8,831	7.65%	154,336	10,044	8.67%
Q Series securitization	35,432	2,225	8.40%	183,342	11,225	8.16%
Total interest-bearing liabilities	$9,635,151	503,595	6.99%	$10,755,189	608,607	7.54%
Net interest income		$164,725			$255,460
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $195.7 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets and, to a lesser extent, a decrease in the average balance of our core interest-earning assets (loan runoff exceeded loan originations in 2024) and lower average bank balances. The decrease in the average yield was mainly from a decrease in SOFR, the reversal of interest that was previously accrued on modified loans and a reduction in back interest earned on delinquent and modified loans, as well as an increase in new delinquencies and modified loans at lower rates.
The decrease in interest expense was mainly due to a $105.0 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities (from a decrease in the average loan portfolio and note paydowns in our securitizations) and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 12% decrease in the sales margin from 1.58% to 1.40%, partially offset by a 7% increase in loan sales volume ($225.1 million). The decrease in the sales margin was mainly due to the portfolio mix and larger portfolio deals in 2025 that produced lower margins.
The decrease in income from MSRs was primarily due to a 20% decrease in the MSR rate from 1.23% to 0.99%, partially offset by a 13% increase in loan commitment volume ($411.3 million). The decrease in the MSR rate was mainly due to a decrease in the Fannie Mae MSR rates from lower servicing rates on newer loans, as well as larger portfolio deals in 2025 that produced lower margins.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate, partially offset by an increase in servicing fees due to growth in our servicing portfolio.
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
The increase in other income, net was primarily due to increases in the fair values of our Private Label loans and loan fees from higher loan originations.
Other Expenses
The increase in selling and administrative expenses was primarily due to increases in legal and professional fees.
The increase in the provision for loss sharing (net of recoveries) primarily reflects larger specific loan impairment reserves taken in the current year period.
The decrease in the provision for credit losses (net of recoveries) primarily reflects a decrease is specifically impaired loans.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2025 and 2024 reflects deferred financing fees recognized in connection with the unwind of CLOs.
(Loss) Gain on Real Estate

The loss on real estate in 2025 is comprised of a $4.7 million loss on below market debt related to financing the sale of several REO assets and a $1.7 million loss on the foreclosure of loans we took back as REO assets, partially offset by a $1.6 million gain on REO sales. In 2024, we sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.
Income from Equity Affiliates

Income from equity affiliates in 2025 primarily reflects $51.4 million of income recognized related to the cash distributions received from our Lexford joint venture, partially offset by losses from our investments in AMAC III and a residential mortgage banking business totaling $4.4 million; while income in 2024 primarily reflects $9.0 million in cash distributions received from Lexford, partially offset by a $1.7 million loss from our AMAC III investment.
Provision for Income Taxes
In the nine months ended September 30, 2025, we recorded a tax provision of $14.6 million, which consisted of a current tax provision of $18.1 million and a deferred tax benefit of $3.5 million. In the nine months ended September 30, 2024, we recorded a tax provision of $12.7 million, which consisted of a current tax provision of $21.6 million and a deferred tax benefit of $8.9 million
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,173,761 and 16,293,589 OP Units outstanding at September 30, 2025 and 2024, respectively, which represented 7.6% and 8.0% of our outstanding stock at September 30, 2025 and 2024, respectively.
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

The elevated and volatile interest rates, along with geopolitical uncertainty, has caused some disruptions in certain segments of the financial services, real estate and credit markets. As stated earlier, this environment has also caused a decrease in the performance of certain of our assets, leading to increased defaults and delinquencies. If our borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it could have a material adverse effect on our liquidity and capital resources.
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
We had $9.93 billion in total structured debt outstanding at September 30, 2025. Of this total, $6.09 billion, or 61%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $3.84 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At September 30, 2025, we had $1.51 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
At October 29, 2025, we had approximately $420 million in cash and liquidity. In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $35.17 billion agency servicing portfolio at September 30, 2025, which is mostly prepayment protected and generates approximately $127 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $389.3 million during the nine months ended September 30, 2025 and consisted primarily of net income (adjusted for the increase in CECL reserves of $62.0 million) of $193.7 million and net cash inflows of $113.0 million from loan sales exceeding loan originations in our Agency Business.
Cash flows used in investing activities totaled $727.6 million during the nine months ended September 30, 2025. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $2.43 billion, net of payoffs and paydowns of $1.70 billion, resulted in net cash outflows of $727.1 million.

Cash flows provided by financing activities totaled $224.5 million during the nine months ended September 30, 2025 and consisted primarily of net cash inflows of $582.8 million from debt facility activities (financed loan originations were greater than facility paydowns), $500.0 million cash inflow from issuance of senior unsecured notes and net cash inflows of $98.6 million from mortgage notes payable activities (proceeds exceeded payoffs and paydowns), partially offset by $446.0 million of net securitized debt activity (payoffs and paydowns exceeded proceeds), $287.5 million payoff of our convertible notes and $245.9 million of distributions to our stockholders and OP Unit holders.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at September 30, 2025. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	September 30, 2025
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities	$8,138,821	$3,839,323	$4,299,498	2025 - 2028
Securitized debt (3)	4,188,340	4,188,340	—	2025 - 2030
Senior unsecured notes	1,745,000	1,745,000	—	2026 - 2030
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Mortgage notes payable - real estate owned	190,688	190,688	—	2025 - 2027
Structured Business total	14,417,185	10,117,687	4,299,498

Agency Business
Credit and repurchase facilities (4)	1,800,000	294,642	1,505,358	2025 - 2027
Consolidated total	$16,217,185	$10,412,329	$5,804,856
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at September 30, 2025.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
September 30, 2025	$4,633,344	$4,133,965	$5,553,722
June 30, 2025	4,846,239	4,730,120	4,922,270
March 31, 2025	3,609,646	4,791,967	4,803,572
December 31, 2024	3,412,416	3,607,907	3,793,231
September 30, 2024	3,082,185	3,264,033	3,299,414
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At September 30, 2025, we had no off-balance sheet arrangements.
Inflation. During 2025, the Federal Reserve has so far lowered the federal funds rate twice totaling a 50-basis point reduction. General consensus is that the Federal Reserve may continue to lower rates in the near term. This high-interest rate environment, that has persisted longer than anticipated, could persist even longer if certain key economic indicators fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates remain highly volatile since the announcement of the current administrator’s imposition of increased tariffs and macroeconomic uncertainty. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates for the remainder of 2025 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the OBBBA. As a result of the significant volatility in rates and the unpredictable impact of the tariff negotiations and the OBBBA, it is very difficult to predict where short and long-term rates will settle for the remainder of the year.
This elevated and unpredictable rate environment has resulted in, and may continue to result in, increased payment delinquencies and defaults, increased loan modifications and foreclosures and declining real estate values of certain asset classes, all of which have impacted, and may continue to impact, our future results of operations, financial condition, business prospects and ability to make distributions to our stockholders. Additionally, this high-interest rate environment has limited our ability to resolve delinquent loans, leading to additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our future results of operations, financial condition, liquidity and ability to make distributions to our stockholders.
For additional details, see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.

Contractual Obligations. During the nine months ended September 30, 2025, the following significant changes were made to our contractual obligations disclosed in our 2024 Annual Report:

•Entered into a new repurchase facility totaling $1.15 billion;
•Unwound CLO 14 and CLO 19, repaying $1.08 billion of outstanding notes;
•Closed two collateralized securitization vehicles (BTR CLO 1 & CLO 20) totaling $1.85 billion of notes issued, of which notes totaling $277.1 million were retained by us;
•Paid down outstanding notes on existing securitizations totaling $852.1 million;
•Modified existing debt facilities resulting in a decrease in the committed amount by $300.0 million;
•Issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due 2030; and
•Fully settled our 7.50% convertible senior notes totaling $287.5 million at maturity.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at September 30, 2025.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Refer to Note 2 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2025, there were no material changes to these policies.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income attributable to common stockholders	$38,463	$58,175	$92,852	$163,445
Adjustments:
Net income attributable to noncontrolling interest	3,211	5,028	7,828	14,119
Income from mortgage servicing rights	(15,538)	(13,195)	(34,598)	(37,928)
Deferred tax benefit	(1,791)	(2,026)	(3,532)	(8,922)
Amortization and write-offs of MSRs	18,906	18,792	59,595	56,728
Depreciation and amortization	6,089	2,564	17,240	8,802
Loss on extinguishment of debt	—	—	2,319	412
Provision for credit losses, net	18,381	17,077	27,572	63,337
(Gain) loss on derivative instruments, net	2,110	(1,217)	(3,261)	4,677
Loss on real estate	369	—	5,035	—
Stock-based compensation	2,738	2,977	11,284	11,748
Distributable earnings (1)	$72,938	$88,175	$182,334	$276,418

Diluted weighted average shares outstanding (1)(2)	210,517,762	205,347,309	208,807,751	205,448,479

Diluted distributable earnings per share (1)	$0.35	$0.43	$0.87	$1.35
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding are adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance, which were fully settled in the third quarter of 2025. No adjustment was necessary for the three and nine months ended September 30, 2025 and 2024, as their effect was anti-dilutive and not reflected in the diluted weighted average shares outstanding.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,708,762	$46,666	$(43,132)	$(79,650)
Interest expense from debt obligations	(10,117,687)	41,153	(41,873)	(82,769)
Impact to net interest income from loans and investments		5,513	(1,259)	3,119
Interest income from cash, restricted cash and escrow balances (2)	1,949,900	9,750	(9,750)	(19,499)
Total impact from hypothetical changes in interest rates		$15,263	$(11,009)	$(16,380)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at September 30, 2025.

(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 4.0%, or approximately $78 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the 5-year and 10-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the 5-year and 10-year treasury rates on our treasury futures held at September 30, 2025 would have resulted in a gain of $1.4 million and $3.0 million, respectively, in the nine months ended September 30, 2025, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $1.8 million and $3.5 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $13.2 million at September 30, 2025, while a 100 basis point decrease would increase the fair value by $13.8 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2025.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At September 30, 2025, there was $138.6 million available for repurchase under this program. The program may be discontinued or modified at any time.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases made by, or on behalf of, us under our share repurchase program or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2025.
Item 5.    Other Information
During the period covered by this report, no Arbor director or officer adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

4.1	Indenture, dated as of July 9, 2025, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee	8-K	4.1	07/09/25

4.2	Form of 7.875% Senior Notes due 2030 (included in Exhibit 4.1 hereto)	8-K	4.2	07/09/25

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2025, filed on October 31, 2025, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: October 31, 2025	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: October 31, 2025	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer