Form 10-K
period 2025-12-31
ARBOR REALTY TRUST INC
filed 2026-02-27
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2025 (computed based on the closing price on such date as reported on the NYSE) was $1.98 billion. As of February 20, 2026, the registrant had 193,115,316 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed on or before April 30, 2026, are incorporated by reference into Part III of this report.

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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Optigo® Conventional Loan and Small Balance Loan ("SBL") lender, seller/servicer, nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities (“CMBS”) programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate of the securitization (“APL certificates”).
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
SFR Portfolio Financing. We offer various financing products to borrowers who are looking to develop, acquire or refinance conventional, workforce and affordable single-family rental housing. These borrowers are usually looking to purchase properties to hold for the long-term with permanent financing or acquire investments to develop with bridge, build-to-rent or line of credit financing options.
Construction Financing. We offer construction lending through our Arbor Private Construction program, offering multifamily investors short-term floating-rate financing for new and construction-ready multifamily projects for experienced sponsors and projects located in major metropolitan areas. We serve as a financing partner throughout the construction and ownership life cycle of loans which are underwritten to an Agency-qualifying loan exit, which facilitates a smooth transition to permanent financing through our GSE and

HUD lending platform. Our construction lending also complements our SFR lending program by expanding our ability to support borrowers across both multifamily and single-family rental housing strategies.
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
Through our Agency Business, we focus primarily on the following investment types:
GSE and HUD Agency Lending. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 22 lenders approved as a Freddie Mac Optigo® Conventional Loan lender for multifamily, manufactured, and student housing properties, one of 10 participants in the Freddie Mac Optigo® SBL program and an approved HUD MAP and LEAN lender providing construction permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing and healthcare facilities. We underwrite, originate, sell and service multifamily mortgage loans across the U.S. through the GSE and HUD programs and also originate and sell loans through the conduit markets. Our focus is primarily on small balance loans.
Private Label. We underwrite, originate and service 5 to 10 year fixed rate permanent financing loans underwritten using similar guidelines of our existing agency loans sold to the GSEs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certain certificates in the securitizations to third-party investors, while retaining the APL certificates.
SFR-Fixed Rate. We underwrite, originate and service long-term permanent fixed rate loans on SFR properties. The loans are subsequently sold to third-party investors while retaining mortgage servicing.
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

Structured Business Portfolio Overview
Loan and investment portfolio product type and asset class information at December 31, 2025 is as follows ($ in thousands):

Type	Asset Class	Number	Unpaid Principal	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)
Bridge Loans	Multifamily	224	$8,143,114	5.83%	12.9
	Single‑Family Rental	298	3,184,910	7.88%	12.8
	Office	1	33,410	1.01%	30.0
	Retail	1	10,324	9.32%	5.1
		524	11,371,758	6.39%	12.9
Mezzanine Loans	Multifamily	63	283,581	7.82%	53.4
	Other	2	6,631	8.57%	4.7
		65	290,212	7.84%	52.3
Construction	Multifamily	9	249,019	9.13%	24.6
Preferred Equity	Multifamily	32	198,127	7.01%	46.8
	Other	2	3,991	—	2.5
		34	202,118	6.87%	46.0
Total		632	$12,113,107	6.49%	14.7
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table. Including certain fees earned and costs associated with the structured portfolio, the weighted average current interest rate was 7.08%.
(2)Including extension options, the weighted average remaining months to maturity was 19.9.
Loan and investment portfolio asset class and geographic concentration information at December 31, 2025 is as follows ($ in thousands):

Asset Class	UPB	Percentage	Geographic Concentrations	UPB	Percentage
Multifamily	$8,873,841	73%	Texas	$2,808,834	23%
Single-Family Rental	3,184,910	26%	Florida	2,094,006	17%
Office	33,410	<1%	Arizona	982,786	8%
Land	2,291	<1%	New York	962,795	8%
Other	18,655	<1%	Georgia	892,794	7%
Total	$12,113,107	100%	Other (1)	4,371,892	37%
			Total	$12,113,107	100%
________________________________________
(1)No other individual state represented 4% or more of the total.
The overall yield on our loan and investment portfolio in 2025 was 7.60% on average assets of $11.63 billion, which was computed by dividing the interest income earned during 2025 by the average assets during 2025. Our cost of funds in 2025 was 6.94% on average borrowings of $9.75 billion, which was computed by dividing the interest expense incurred during 2025 by the average borrowings during 2025. At December 31, 2025, our loan and investment portfolio was comprised of 90% floating rate loans and 10% fixed rate loans.
We also hold interests in unconsolidated investments in equity affiliates totaling $58.0 million, which are described in Note 8.
Agency Business Lending and Servicing Overview
One of the Agency Business’s primary sources of revenue are the gains and fees recognized from the origination and sale of mortgage loans. Loans originated under GSE and HUD programs, as well as our SFR-fixed rate product, are generally sold within 60 days from the loan origination date. Our Private Label loans are either sold instantaneously or pooled and securitized, or sold, generally within 180 days of loan origination. Our loan activity in 2025 was comprised of originations totaling $5.07 billion, sales totaling $5.10 billion and commitment volume totaling $5.10 billion. Our gains and fees as a percentage of our loan sales volume (“sales margin”) was 138 basis points for 2025.
We also retain the mortgage servicing rights (“MSRs”) on substantially all loans we originate, and record as revenue the fair value of the expected net future cash flows associated with the servicing of these loans. Servicing revenue is generated from the fees we receive for servicing the loans and on escrow deposits held on behalf of borrowers, net of amortization on the MSR assets. Our income from MSRs as a percentage of loan commitment volume (“MSR rate”) was 107 basis points for 2025.
Agency Business servicing portfolio product and geographic concentration information at December 31, 2025 is as follows ($ in thousands):

	Product Concentrations					Geographic Concentrations
	Loan Count	UPB (1)	% of Total	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)	State	UPB % of Total
Fannie Mae	2,702	$24,085,960	66%	44.7	5.5	New York	13%
Freddie Mac	1,109	7,455,088	21%	18.3	5.9	Texas	10%
Private Label	159	2,558,048	7%	18.7	4.5	North Carolina	8%
FHA	107	1,549,483	4%	13.9	19.1	California	7%
Bridge (2)	3	277,738	1%	10.4	2.2	Florida	7%
SFR - Fixed Rate	51	277,490	1%	20.0	4.0	Georgia	5%
Total	4,131	$36,203,807	100%	35.6	6.1	New Jersey	5%
						Illinois	4%
						Other (3)	41%
						Total	100%
________________________________________
(1)Excludes loans in which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
Operations
The following describes our lending and investment process for both our Structured and Agency Businesses.
Origination. We have a network of sales and support offices in California, Florida, Georgia, Indiana, Maryland, Massachusetts, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Texas that staff 24 loan originators who solicit property owners, developers, and mortgage loan brokers. In some instances, the originators accept loan applications which meet our underwriting criteria from a select group of mortgage loan brokers. Once potential borrowers have been identified, we determine which of our financing products best meet the borrower’s needs. Loan originators in every sales office can offer borrowers the full array of finance products for both the Structured and Agency businesses. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.
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
•Third-party appraisal, environmental review, flood certification, zoning and engineering studies;

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
All our Fannie Mae loans are subject to credit committee and management review and approval in accordance with our policies and procedures, and loans of $105.0 million and greater are subject to modified risk-sharing in accordance with Fannie Mae requirements. We also rely heavily on loan surveillance and credit risk management. We have a dedicated group of employees whose sole function is to monitor and analyze loan performance from closing to payoff, with the primary goal of managing and mitigating risk within the Fannie Mae portfolio.
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
Asset Management. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes a plan with the loan originators and underwriters to track each investment from origination through repayment or other disposition. This group monitors each investment’s operating history, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each underlying property. This group also focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.
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
We may enter into derivative financial instruments to protect our investment portfolio from interest rate and credit risk exposures. These transactions typically include over-the-counter treasury futures, interest rate and credit default swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other instruments. These instruments may be used to manage as much of the interest rate risk we determine is in the best interest of our stockholders, given the cost of such instruments and the need to maintain our status as a REIT. In general, income from these transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a derivative instrument reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the derivative instrument would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. We may elect to bear a level of interest rate risk that could otherwise be mitigated when we believe, based on all relevant facts, that bearing such risk is worthwhile.
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
Conflicts of Interest Policies. We, our executive officers, and Arbor Commercial Mortgage, LLC (“ACM”), our former manager, face conflicts of interests because of our relationships with each other and the way in which our business is structured. ACM has approximately 6% of the voting interest in our stock at December 31, 2025. Our chairman and chief executive officer also serves as the chief executive officer of ACM, beneficially owns approximately 35% of the outstanding membership interests of ACM and controls all voting interests in ACM. One of our directors is an executive officer of ours, the chief operating officer of Arbor Management, LLC (the managing member of ACM), the treasurer for ACM and a trustee of two trusts that own noncontrolling membership interests in ACM. In addition, our chief financial officer and some of our counsel also perform similar roles for ACM, and another of our executive officers’ acts as the general counsel of ACM. Our chief executive officer and certain aforementioned executive officers are members of ACM’s executive committee and, excluding our chief executive officer, own minority membership interests in ACM.
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
Human Capital
At December 31, 2025, we employed 653 individuals, none of which are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.
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
Item 1A. Risk Factors
The commercial real estate markets have experienced a prolonged dislocation driven by inflation and high interest rates, which has persisted longer than anticipated. The elevated and unpredictable interest rate environment has resulted in, and may continue to result in, decreased real estate values, increased delinquencies and defaults, and a disruption in the capital markets. This environment has had a material adverse effect on our business, results of operations, financial condition, and liquidity through increases in nonperforming loans, loan modifications, credit loss reserves and foreclosures. If this environment persists, we are likely to continue experiencing adverse effects on our business.
The risks associated with these types of markets, along with other risks related to our business, are described below. The risk factors presented should not be considered an all-inclusive list. New risks emerge periodically, and we cannot guarantee that the factors described below list all risks that may become material to us in the future. Certain risk factors may also affect our Structured and Agency Businesses differently. Additionally, you should review “Current Market Conditions, Risks and Recent Trends” located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussions of the adverse market conditions we are currently experiencing, and may continue to experience in the future, that are having an adverse impact on our business.
Risk Factor Summary
Risks Related to Our Business. An economic slowdown, a lengthy or severe recession, declining real estate values, or changes in short and/or long-term interest rates could harm our operations, affect our ability to obtain financing on reasonable terms and have other adverse effects on us. If economic conditions deteriorate, interest rates remain elevated and/or we experience a turbulent economic environment, we will likely: (1) experience increases in loan loss reserves and other impairments; (2) encounter difficulty estimating loan loss reserves; (3) experience increases in loan delinquencies, loan modifications and nonperforming loans and foreclosures; (4) experience increased costs and risks associated with operating, managing and disposing of real estate owned (“REO”) assets; and (5) experience evolving climate-related, environmental and cybersecurity risks affecting us, our borrowers, collateral properties and key third-party service providers. In addition, such conditions may continue to negatively affect our liquidity, operating results and credit performance and may negatively impact expected recoveries on modified loans, and modified loans may continue to underperform, potentially increasing nonperforming assets, REO, and credit loss provisions.
Our growing SFR and construction/build‑to‑rent (“BTR”) lending exposes us to higher credit, development and concentration risks than stabilized multifamily loans. Cost overruns, delays, permitting and contractor issues, and weaker lease-up or operating performance could increase delinquencies, defaults, modifications and foreclosures.
If we are unable to invest excess capital on acceptable terms, or at all, it would likely result in a declining portfolio and would adversely affect the returns from our investments and our operating results. Our ability to accurately estimate current expected credit loss ("CECL") allowances is increasingly complex due to market volatility, commercial real estate prices and the impact of interest rates, and our actual credit losses may differ materially from estimates.
The real estate investment business is highly competitive, and our success depends on our ability to compete, including attracting and retaining qualified loan originators to grow and maintain our relationships with key customers and with the GSEs, U.S. Department of HUD and institutional investors.
Our business is subject to risk of loss in connection with defaults on loans, failed loan deliveries to GSEs and potential requirements to repurchase loans already sold to GSEs or other issuers of securitizations for a breach of representations or warranties. We are subject to risks of fraud, misrepresentation and other misconduct by borrowers, brokers, guarantors and other third parties, which could increase delinquencies, defaults, restructurings and foreclosures, reduce recoveries on collateral and result in increased costs, repurchase or indemnification obligations, litigation and reputational harm. Certain investments we make, including preferred equity and mezzanine loans, involve a greater risk of loss than traditional mortgage financing and may result in reduced recoveries in the event of borrower distress, bankruptcy or other defaults. If we fail to act proactively with delinquent borrowers in an effort to avoid defaults, the number of delinquent loans could increase, which could have a material adverse effect on our business.
We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.
A significant portion of our Agency Business’s revenue is derived from loan servicing fees. Any declines in the value of our servicing portfolio, including agreement terminations from breaches of servicing agreements, or a reduction in the fees paid for servicing the loans could have a material adverse effect on our results of operations and liquidity. Increased loss-sharing obligations under the Fannie Mae DUS program, or changes to required collateral levels, could further adversely affect our liquidity and results of operations.
For most loans we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which may adversely impact our liquidity and harm our results of operations.
Risks Related to Our Financing and Hedging Activities. We finance a significant amount of our loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, senior and convertible debt instruments, and other structured financings, some of which we guarantee. These vehicles may contain restrictive covenants and may require us to provide additional collateral or repurchase assets if the value of pledged assets decline in value. If we are unable to acquire eligible investments, find suitable replacement investments and access financing sources on favorable terms, or at all, we may not be able to obtain the level of leverage necessary to optimize our return on investment and cash available for distribution to our stockholders may decline.
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

Cybersecurity Risks. If we are unable to safeguard against cybersecurity breaches and cyberattacks with respect to our information systems, our business may be adversely affected. With cyber threats increasing in frequency and severity, potential breaches pose a significant threat to our operations, potentially leading to reputational damage, financial losses, and legal repercussions. Our ability to monitor and influence the cybersecurity practices of third-party providers is limited, and while we seek to influence their practices through cybersecurity requirements and protocols in our contracts with such third-party providers, their security measures may not be sufficient to prevent or mitigate incidents, increasing operational risk. Newly adopted regulatory disclosure requirements may subject us to additional liability in the event of a cybersecurity incident.

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
Risks Related to Our Status as a REIT. We conduct a substantial portion of our operations to qualify as a REIT under the Internal Revenue Code. If we fail to remain qualified as a REIT, a greater proportion of our income will be subject to corporate tax and we could face a substantial increase in our tax liability, including taxable mortgage pools resulting from certain of our securitizations. Even if we remain qualified as a REIT, we may face other tax liabilities, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, all of which could reduce our cash flow and our distributions to stockholders. Complying with REIT requirements may cause us to forego or liquidate otherwise attractive opportunities and investments.
The Agency Business may have adverse tax consequences to our business if its value, or the income generated thereby, increases relative to the value of our other REIT-compliant assets and income, which could cause us to fail to satisfy one or more of the Internal Revenue Code requirements applicable to REITs.
We may be unable to generate sufficient cash flow from operations to pay our operating expenses and to pay dividends to our stockholders, resulting in the need to borrow funds to satisfy our REIT distribution requirements, which could cause a portion of our distributions to be treated as a return of capital.

General Risks. We are subject to certain general risks, all of which could have an adverse effect on our business, financial condition and results of operations, such as: (1) volatility in our stock price; (2) major public health crisis; (3) global economic and political conditions; (4) major bank failures; (5) losses of key personnel with long standing business relationships; (6) adverse resolutions of lawsuits; (7) terrorist attacks; (8) military conflict; (9) changes to laws and regulations, including environmental, social and governance matters; and (10) the impact of the continuing development of artificial intelligence ("AI").

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

A prolonged disruption in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
Commercial real estate can be adversely affected by a lack of liquidity caused by a prolonged economic downturn, which may limit our ability to raise equity or debt in the capital markets or obtain financing on favorable terms, if at all. If we issue equity, it may be dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our existing securities. If economic or market conditions deteriorate, lending institutions may choose to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and such events could make it more difficult for us to obtain financing on favorable terms or at all, in which event our profitability will be adversely affected. These factors may also make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, obtaining other financing or realize increased costs of financing. Disruptions in the financial markets also may have a material adverse effect on the market price of our common stock.

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
We estimate allowances for credit losses on our loans and investments under the CECL methodology based on current expected credit losses for the life of the loan and investment. This process utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future and requires certain estimates and judgments, which are more difficult to make during a period in which available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on several factors, including projected cash flows from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at loan maturity, potential for refinancing by other lenders and expected market discount rates for varying property types. Our CECL methodology may not fully capture the severity or duration of adverse economic conditions and actual losses could exceed our allowance, particularly if commercial real estate values decline further, interest rates remain elevated, or our borrowers’ business plans fail to stabilize underlying properties. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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
Our financial performance is significantly influenced by movements in both short-term and long-term interest rates. Since the vast majority of our structured loan portfolio is floating rate based on the Secured Overnight Financing Rate ("SOFR") and a significant portion of our debt balances consist of fixed-rate instruments (such as convertible and senior unsecured notes), a rising interest rate environment generally has a positive impact on our net interest income from our structured loan portfolio. Furthermore, our earnings on escrows and cash balances also benefit from an elevated short-term rate environment. However, a prolonged period of elevated short and long-term interest rates may result in: (1) increased payment delinquencies and defaults; (2) increased loan modifications and foreclosures; (3) an increase in REO assets; (4) declining real estate values of certain asset classes; and (5) a dislocation in capital markets, all of which would adversely impact our results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. Conversely, a high long-term interest rate environment would likely have an adverse impact on our fixed rate GSE/Agency business, as it will likely increase delinquencies and make it more costly for borrowers to refinance their balance sheet loans with fixed rate agency product.

Our increasing use of loan modifications for borrowers experiencing financial difficulty could adversely affect our operating results, financial condition, liquidity and our ability to achieve expected recoveries.
In recent periods, we have increasingly addressed borrower stress through loan modifications, including payment deferrals, term extensions, interest‑rate reductions and other concessions. While these modifications may improve our ultimate recovery and avoid immediate foreclosure, they can also reduce our current interest income, delay the timing of expected repayments and increase the complexity of estimating credit losses. There is no assurance that our borrowers will perform under modified loans or that we will achieve the recoveries we anticipate. If economic and market conditions worsen, the performance of modified loans could deteriorate further, which would likely increase our level of non‑performing loans, REO and credit‑loss provisions and could adversely affect our results of operations, liquidity and financial condition.

We are increasingly exposed to risks associated with owning and operating real estate acquired through foreclosure, which could subject us to losses and liabilities in excess of those associated with our loans.
When a loan defaults, we may seek to protect our investment by foreclosing and operating it as REO until it can be sold or otherwise resolved. In recent periods, we have acquired a growing number of properties as REO, and our REO balance has increased. Owning and operating REO subjects us to many of the risks associated with direct real estate ownership, including, among others, risks related to leasing, property management, insurance, real estate taxes, utilities and other operating costs, capital expenditures, environmental liabilities, zoning and other regulatory compliance, casualty events and litigation.
We may not be able to sell REO assets at prices or within time frames that are attractive to us, particularly in markets or property types that are experiencing declining values or weak demand. In addition, REO properties may require significant additional investment to stabilize operations or comply with regulatory requirements, which may not be fully recoverable. While we may obtain mortgage financing secured by REO properties, we may also choose or be required to fund operating deficits, capital expenditures or debt service shortfalls from our own capital. Any failure to effectively manage, finance and dispose of REO assets could result in losses that are greater than those we would have incurred had we not foreclosed.

Our growing single‑family rental BTR and construction lending activities expose us to higher credit, development and concentration risks that could increase losses and volatility of earnings.
A growing portion of our Structured Business consists of loans secured by SFR and construction or BTR properties. These loans generally involve greater risk than loans on stabilized multifamily properties because repayment often depends on successful completion, lease‑up and ongoing performance of the underlying projects, as well as the financial strength and execution capability of the sponsors. Construction and BTR loans are particularly sensitive to cost overruns, delays, entitlement and permitting risks, contractor performance, and changes in labor, materials and insurance costs. If interest reserves or borrower equity are insufficient to absorb these pressures, or if rent growth or occupancy is weaker than expected, borrowers may be unable to service or refinance their loans, leading to increased delinquencies, defaults, loan modifications, extensions and foreclosures.
In addition, our SFR and construction lending may result in greater geographic or sponsor concentration and may be disproportionately affected by local economic conditions, housing supply‑demand imbalances, regulatory and zoning changes, and shifts in homeownership or rental demand. Deterioration in the performance or valuations of these assets, or in the ability to finance or securitize them on acceptable terms, could require us to increase our allowances for credit losses, recognize charge‑offs, or take title to additional SFR or development assets as REO, which may require active property‑level management and additional capital expenditures. Any of these events could increase the volatility of our results of operations and liquidity and could adversely affect our business, financial condition and ability to make distributions to our stockholders.

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
Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including fires and other casualties, natural disasters, acts of war and/or terrorism, adverse economic conditions, adoption of, or changes in, rent control or rent stabilization laws, local real estate conditions (such as an oversupply of similar properties), changes or continued weakness in specific industry segments, construction quality, construction cost, age and design, demographic factors, retroactive changes to building or similar codes, increases in operating expenses (such as insurance, energy costs and real estate tax increases) and other factors that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment. In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could negatively impact our operating results.

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
Under the Fannie Mae DUS program, our Agency Business originates and services multifamily loans for Fannie Mae without needing Fannie Mae’s prior approval, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for such delegated authority and the commitment to purchase loans by Fannie Mae, we are required to share risk of loss on loans sold through Fannie Mae and we must provide collateral to Fannie Mae to secure any potential losses. Under the full risk-sharing formula, we absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we share the loss with Fannie Mae, with our maximum loss capped at 20% of the original UPB of a loan. Our Agency Business has modified its risk-sharing obligations on some Fannie Mae DUS loans to reduce potential loss exposure on those loans, which, in turn, results in a lower servicing fee. In addition, Fannie Mae can increase our risk-sharing obligations or require us to repurchase loans if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. At December 31, 2025, the Agency Business had pledged $100.9 million in restricted liquidity as collateral against future losses under $24.09 billion of loans outstanding that are subject to risk-sharing obligations. Fannie Mae collateral requirements may change in the future. At December 31, 2025, the Agency Business’s allowance for loss-sharing balance was $97.6 million, which may not be sufficient to cover future loss sharing obligations. While our Agency Business originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors can lead to a default on a loan, such as a decline in property value, cash flow, occupancy, maintenance needs and other financing obligations. If loan defaults increase, our risk-sharing obligation payments under the Fannie Mae DUS program may increase which could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our Fannie Mae license and in the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program, including the transfer of our servicing portfolio to another Fannie Mae approved servicer.

We satisfy most of our restricted liquidity requirements with Fannie Mae with a letter of credit issued by one of our lenders. If the letter of credit was not renewed for any reason, we could suffer a reduction in our cash flow from operations, or we may breach our obligations to Fannie Mae, which would have a material adverse effect on our Agency Business.
Our Agency Business is required to pledge restricted cash as collateral for our loss sharing obligations. At December 31, 2025, this requirement totaled $100.9 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae. Our current letter of credit facility expires in September 2027. The facility is collateralized by the cash flow generated from the Agency Business’s Fannie Mae servicing portfolio and contains certain financial and other covenants. If we were to default on the letter of credit facility, or we are unable to renew or replace this facility on favorable terms, or at all, it could have a material adverse effect on our cash flow and our financial condition. If we were unable to replace the letter of credit facility with either a similar facility or cash, we would be in breach of our obligations to Fannie Mae, which would have a material adverse effect on our business and operations.

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
We must make certain representations and warranties concerning each loan we originate for the GSE or HUD programs. The representations and warranties relate to our practices in the origination, underwriting and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the GSEs or HUD and certain laws and regulations; the underlying mortgage represents a valid first lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value.

In the event of a breach of any representation or warranty, whether because of fraud or negligence, investors could, among other things, require us to repurchase the loan or seek indemnification for losses or, in the case of Fannie Mae, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs or HUD could require us to repurchase a loan if representations and warranties are breached, even if the loan is not in default. Because many such representations and warranties are based on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from such third parties that would serve as a claim against them. Even if we receive representations and warranties from such third parties or the borrower, our ability to recover on any such claim may be dependent, in part, upon the financial condition and liquidity of such third party or the borrower. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on the Agency Business.

We are subject to risks of fraud, misrepresentation and other misconduct by borrowers, brokers, guarantors and other third parties, which could result in credit losses and litigation and may not be fully covered by contractual remedies or insurance.
Our lending and investment activities expose us to the risk that borrowers, brokers, guarantors and other third parties may engage in fraud, intentional misrepresentation, collusion or other misconduct. Such conduct may include, among other things; (1) providing inaccurate or falsified financial statements, rent rolls, leases, draw requests, budgets or project status reports; (2) misrepresenting the condition, occupancy or value of collateral; (3) diverting construction proceeds; (4) submitting forged or altered documents; or (5) engaging in undisclosed conflicts of interest or kickback arrangements.
If fraud or other misconduct occurs, we may experience delays in detecting problems, increased delinquencies, defaults, restructurings and foreclosures, reduced recoveries on collateral and higher costs to service or resolve affected loans. We may also incur expenses and management time associated with investigations, workout activities and litigation or other proceedings, and we could suffer reputational harm. Although we may have recourse, such parties may be unable to satisfy judgments or indemnification obligations, and our recoveries, if any, may not be sufficient to fully compensate us for losses and related costs. In addition, in certain circumstances (including in connection with loans sold or securitized), fraud or other misconduct may trigger repurchase, indemnification or other obligations that could require us to take back loans and hold them on our balance sheet. If we are required to repurchase or otherwise reacquire a loan that is impaired, non-performing or otherwise viewed as ineligible collateral, we may be unable to finance it through our existing facilities or securitizations or may only be able to do so on unfavorable terms, which could increase costs, reduce liquidity and result in additional credit loss provisions or write-downs. As a result, any significant fraud or misconduct involving our counterparties could materially and adversely affect our business, results of operations, financial condition and liquidity.

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

We finance our Structured Business loans and investments through a variety of means, including CLOs, securitizations, credit facilities, equity capital, and senior and convertible debt instruments. We finance our Agency Business loan originations, prior to sale to, or securitization by, an agency, through credit facilities provided by commercial banks, as well as the As Soon as Pooled ® Plus ("ASAP") agreement we have with Fannie Mae. Our access to these sources of funding can be impacted by conditions in the financing markets that are beyond our control, including lack of liquidity and wider credit spreads, which we have experienced in the past. If these conditions deteriorate, there can be no assurance that any existing agreements will be renewed or extended at expiration and alternative sources of financing may not be available or may not accommodate our needs. This could subject us to an increase in our recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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
If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lenders can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, lenders may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as effectively as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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
If any of the loans we originate or acquire and sell or securitize through CLOs do not comply with representations and warranties we make about the loans, the borrowers and the underlying properties, we may be required to repurchase those loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

Our results of operations, cash flows and liquidity could be adversely affected if we are unable to reinvest CLO collateral proceeds in eligible assets during reinvestment periods or if reinvestment periods expire without capacity in existing CLOs or access to new CLO issuance on acceptable terms.
Our CLOs have defined periods during which principal payments and other collections on assets held in the CLO may be reinvested in new eligible collateral, commonly referred to as a reinvestment period. Our ability to identify and acquire or originate investments during these reinvestment periods that satisfy the eligibility criteria, concentration limits and other requirements set forth in the applicable CLO governing documents is an important determinant of the performance of our CLOs and our ability to manage our structured loan portfolio. If we are unable to find sufficient suitable investments, or if market conditions, underwriting standards, asset supply or CLO eligibility constraints limit our reinvestment opportunities, our CLOs may experience lower returns, interest shortfalls or interest deficiencies, reduced excess cash flow and, in certain circumstances, accelerated amortization or “hyper-amortization” of senior CLO liabilities. In addition, our inability to reinvest collateral proceeds may shorten the effective life of a CLO and may require us to accelerate the amortization or recognition of certain fees and expenses.

Furthermore, if reinvestment periods expire and we do not have capacity in other existing CLOs or are unable to establish or issue new CLOs on acceptable terms, we may be required to hold additional assets outside of CLO structures or finance them through alternative facilities, which may be more expensive or less available. This could result in liquidity constraints, reduced investment flexibility, higher borrowing costs and less cash available for distribution to our stockholders, any of which could materially and adversely affect our results of operations, cash flows and financial condition.

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
As a result of past dislocation of the credit markets, the securitization market is subject to regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or B Piece bonds in our securitized debt transactions, we are exposed to losses earlier and to a greater extent than holders of more senior interests, which could reduce our returns on these transactions.

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

Risks Relating to Regulatory Matters

If our Agency Business fails to comply with GSE and HUD program requirements, guidelines or oversight or is adversely affected by changes in applicable regulations or program standards, our costs could increase and our ability to conduct the Agency Business could be restricted, which could materially and adversely affect our results.
Our Agency Business is subject to the requirements, guidelines and oversight of the GSEs and HUD. These requirements include, among other things, minimum net worth, operational liquidity and collateral standards and quality control, reporting and recordkeeping obligations, and our compliance is subject to review and inspection by the GSEs, HUD and other regulatory authorities. These program requirements and regulations are subject to change and may impose additional capital, liquidity, reserve or collateral requirements, or otherwise increase the costs and operational burdens of originating, selling and servicing loans. If we fail to satisfy, or are unable to continue to satisfy, these requirements, we could be subject to heightened supervisory scrutiny, remedial actions, operational restrictions, sanctions or other enforcement measures, any of which could limit our ability to conduct Agency Business and could materially and adversely affect our business and financial results.

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

One of our subsidiaries is required to register, and is subject to regulation, under the Investment Advisers Act.
One of our subsidiaries is subject to the extensive regulation prescribed by the Investment Advisers Act of 1940 (the “Advisers Act”). The SEC oversees our activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising, operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Advisers Act are designed to protect investors and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our subsidiary or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital. In addition, compliance with the Advisers Act requires us to incur additional costs, and these costs may be material.

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
FHFA set its 2026 loan origination caps for Fannie Mae and Freddie Mac at $88 billion for each enterprise for a total opportunity of $176 billion (the “2026 Caps”), which is an increase from its 2025 Caps of $73 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2026 Caps if warranted, however, they will not reduce the 2026 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2026 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2026 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs and servicing revenues. Therefore, a decline in our GSE originations could negatively impact our financial results. We are unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.

Cybersecurity Risks

If we are unable to safeguard against cybersecurity breaches and cyberattacks with respect to our information systems, our business may be adversely affected.
Cybersecurity incidents and cyberattacks, which include malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us and our customers, have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. In the course of our business, we gather, transmit and retain confidential information through our information systems and through the systems of various third-party vendors and service providers on whom we rely, including cloud-based technology providers, data processors, property managers, servicers and other counterparties. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could penetrate our security systems or those of our third-party providers and access sensitive information about our business, borrowers and employees. Any misappropriation, loss or unauthorized disclosure of confidential information gathered, stored or used by us or by our third-party providers could have a material impact on the operation of our business, including damaging our reputation with our borrowers, employees, third parties and investors. We could also incur significant costs in implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants and addressing disruptions to critical services, loan closings or servicing activities resulting from cybersecurity incidents involving third-party providers. In addition, we could become subject to litigation from any cybersecurity breach or from disruptions caused by third-party cybersecurity incidents.
We have not experienced any material misappropriation, loss or unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, a cybersecurity breach or other act and/or disruption to our information technology systems or to the information technology systems of our third-party providers could have a material adverse effect on our business, financial condition or results of operations. Our ability to monitor and influence the cybersecurity practices of third-party providers is limited, and while we seek to influence their practices through cybersecurity requirements and protocols in our contracts with such third-party providers, their security measures may not be sufficient to prevent or mitigate incidents that could adversely affect us. Additionally, the regulatory and disclosure landscape related to cybersecurity continues to evolve. Recently adopted rules require additional disclosures in our periodic reports about our cybersecurity risk management, strategy and governance and about material cybersecurity incidents. Failure to maintain effective cybersecurity controls, to properly assess and manage cyber risks, or to timely detect, respond to and disclose cybersecurity incidents in accordance with applicable laws and regulations could subject us to regulatory investigations or enforcement actions, stockholder or other litigation, and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Corporate and Ownership Structure

ACM and our chief executive officer have significant influence over our policies and strategies.
Our chairman, chief executive officer and president is also the chief executive officer of ACM, and beneficially owns approximately 35% of the outstanding membership interests of ACM. ACM has approximately 6% of the voting power of our outstanding stock at December 31, 2025. As a result of our chief executive officer’s beneficial ownership of stock held by ACM, as well as his beneficial ownership of additional shares of our common stock, our chief executive officer has approximately 7% of the voting power of our outstanding stock at December 31, 2025. Because of his positions with us and ACM, and his ability to effectively vote a substantial minority of our outstanding stock, our chief executive officer has significant influence over our policies and strategy.

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
Our Board of Directors is divided into three classes of directors. The current terms of the Class II, Class III and Class I directors will expire in 2026, 2027 and 2028, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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
The U.S. Congress has enacted, and may continue to enact, significant tax legislation that could affect REITs, their stockholders and our TRS. The Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”) made substantial changes to the Internal Revenue Code, including reducing the corporate federal income tax rate (which impacts our TRSs) from 35% to 21%, limiting the deductibility of business interest expense and net operating losses, and providing a deduction generally equal to 20% of ordinary REIT dividends (other than capital gain dividends or “qualified dividend income”), which reduced the top marginal federal income tax rate on such dividends for individual U.S. stockholders. A portion of our dividends (including dividends attributable to our TRSs) may also qualify as “qualified dividend income,” which is currently subject to preferential tax rates, and certain U.S. stockholders may be subject to an additional 3.8% Medicare tax on dividends and gains from the sale of our common stock.
Subsequent legislation has introduced additional complexity and uncertainty. The Inflation Reduction Act of 2022 (the “IRA”) added, among other provisions, a corporate alternative minimum tax based on book income and an excise tax on certain stock repurchases, effective beginning in 2023. In addition, the American Rescue Plan Act of 2021 (the “ARPA”) expanded the scope of Section 162(m) of the Internal Revenue Code to include five additional covered employees, with such expansion scheduled to take effect beginning in 2027. Although these limitations were not applicable to us in prior periods, changes to the definition of a controlled group under the One Big Beautiful Bill Act enacted in July 2025 (the “OBBBA”) will subject both the REIT and our TRSs to the compensation deduction limitations under Section 162(m) of the Internal Revenue Code, including the expanded group of covered employees. As a result, these provisions could increase our effective tax rate and adversely affect the overall tax efficiency of our corporate structure. The OBBBA also permanently extended certain provisions of the TCJA, modified and reinstated favorable tax treatment for certain business-related items, and imposed new limitations and conditions on various tax deductions, with key provisions becoming effective beginning in 2026.
Future legislative, regulatory or administrative changes, including amendments to or reinterpretations of the TCJA, IRA, ARPA, OBBBA and Section 162(m), or other tax laws, could alter the tax treatment of REITs, our TRSs or our stockholders. Any such changes could increase our tax liability, reduce cash available for distribution, adversely affect the after-tax return to our stockholders, or otherwise negatively impact our business, financial condition, results of operations and the market price of our common stock.

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
A major public health crisis, including a pandemic, could cause significant disruptions to the U.S. and global economies. For example, the COVID-19 pandemic resulted in travel bans, quarantines, layoffs and business shutdowns, causing negative long-term macroeconomic effects on inflation, interest rates, capital markets, labor shortages, property values and global supply chains, which had an adverse impact on our business, results of operations and financial condition. Depending on the severity and duration, any such major public health crisis, including any consequential adverse macroeconomic effects, has caused, and may in the future, cause the following:

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. Such conditions could include, among others, political unrest, war, such as the ongoing war with Russia and Ukraine, ongoing tensions in the Middle East, and tensions between the U.S. and Venezuela, among others, tariff and trade disputes, or natural disasters or global pandemics. The U.S. and global economies are facing higher inflation and interest rates and recession risks. Such factors include a weak or declining economy or political disruption, including any international trade disputes, could exacerbate constraints that could adversely affect our business.

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
Stockholder, public and governmental expectations and pressure have been increasing with respect to corporate responsibility, sustainability and other environmental, social and governance (“ESG”) matters. Stockholder advisory services and other organizations have developed and published, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare our ESG performance with that of others in our industry. These ratings systems frequently change, and scores are often based on a relative ranking which may cause our scores to deteriorate if peer rankings improve. In addition, current stockholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as stockholders, or take other actions to hold us and our Board of Directors accountable with respect to ESG matters.
Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. In addition, there is growing anti-ESG sentiment in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our stockholders and other stakeholders. We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of stockholders, prospective investors, lawmakers, listing exchanges or other stakeholders, including third-party rating services, and our actions or disclosures that are intended to address the expectations of certain stakeholders may be viewed by others as insufficient, excessive or misaligned with their views. Failure to comply with ESG-related or anti-ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation or threats thereof.

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

We continue to incorporate AI solutions, and challenges with properly managing its use and failing to effectively develop AI, could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We continue to incorporate AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. The introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Furthermore, if we are unable to remain competitive by continuing to develop and provide enhancements, new features, and integrations for our existing technology offerings and platform, our business could be harmed. Additionally, AI technology is continuously evolving, and we may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Our management recognizes the critical importance of addressing cybersecurity threats and risks to our business and operations. Therefore, we have established a framework to assess, respond to, and manage material risks arising from cybersecurity threats.

Our chief technology officer and the Cybersecurity Incident Response Team (“IRT”) are responsible for assessing and managing cybersecurity risks. The IRT is comprised of individuals with expertise in information security, technology, legal and risk management. The IRT continually monitors cybersecurity incidents and potential threats. It liaises with external cybersecurity experts and industry partners to stay current on emerging threats and best practices. The diverse expertise of the IRT members enables comprehensive risk assessment and timely responses to mitigate the potential impact of breaches or other cybersecurity incidents.

We actively engage consultants, outside counsel and other technology experts to enhance our cybersecurity risk management processes, who perform regular assessments and evaluations of the effectiveness of our cybersecurity measures. In addition to third-party engagements, we maintain oversight of cybersecurity risks associated with our use of third-party service providers. Vendor management processes are employed to evaluate vendors' cybersecurity practices, assess risk position and implement measures to mitigate potential threats arising from these external relationships.

The Board of Directors has been designated to oversee cybersecurity risk management. Its members possess diverse expertise, which enables them to effectively evaluate the adequacy of our cybersecurity measures and challenge management's approach when necessary. The chief technology officer provides regular updates to our chief executive officer and Board of Directors on cybersecurity risks, ongoing initiatives, incidents, response activities and strategies. The Board of Directors acknowledges cybersecurity as a strategic risk and a priority for the Company. The Board of Directors is actively involved in the oversight of our cybersecurity risk management efforts, which is one of our core components of our enterprise risk management, ensuring alignment with our overall business objectives.

Our commitment to cybersecurity resilience is rooted in the collaborative efforts between management, the IRT and the Board of Directors. The Board of Directors is briefed twice annually by our chief technology officer and on an as needed basis when, and if, threats materialize. To date, cybersecurity incidents and risks have not materially affected us, including our business strategy, results of operations, or financial condition.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ABR.” On February 13, 2026, there were approximately 136,000 record holders of our common stock, including persons holding shares in broker accounts under street names.
We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all common stock purchases made by or on behalf of us and any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each of the indicated periods ($ in thousands, except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2025	—	$—	—	$138,591
November 1 - 30, 2025	71,800	8.72	—	$138,591
December 1 - 31, 2025	257,796	7.78	257,796	$136,585
	329,596	$7.98	257,796
(1) Amount represents the total amount available under our share repurchase program approved by our Board of Directors in 2023.
Stockholder Return
The graph below compares the cumulative total stockholder return for our common stock with the Russell 2000 Index, the Nareit Mortgage REITs Index and the Nareit All REITs Index for the five-year period from December 31, 2020 to December 31, 2025. The graph assumes a $100 investment on January 1, 2021, and the reinvestment of any dividends. This graph is not necessarily indicative of future stock price performance. The information included in the graph and table below was obtained from 2025 Russell Investment Group.

Total Return Performance

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Arbor Realty Trust, Inc
Russell 2000
FTSE Nareit Mortgage REITs
FTSE Nareit All REITs

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Arbor Realty Trust, Inc	$100.00	$139.42	$110.57	$143.93	$148.67	$94.07
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
FTSE Nareit Mortgage REITs	$100.00	$115.64	$84.86	$97.89	$98.24	$113.98
FTSE Nareit All REITs	$100.00	$139.88	$104.76	$116.79	$121.85	$123.88
In accordance with SEC rules, this “Stockholder Return” section shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the sections of this report entitled “Forward-Looking Statements” and “Risk Factors,” along with the historical consolidated financial statements including related notes, included in this report.
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
Income earned from other structured investments. Our other structured investments are primarily comprised of investments in equity affiliates, which represent unconsolidated joint venture investments formed to acquire, develop and/or sell real estate-related assets. Operating results from these investments can be difficult to predict and can vary significantly period-to-period. We also periodically receive distributions from our equity investments. It is difficult to forecast the timing of such payments, which can be substantial in any given quarter. We account for structured transactions within our Structured Business.
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

Significant Developments During 2025
Financing and Capital Markets Activity.
•Entered into a $1.22 billion repurchase facility to refinance loans previously held in our CLOs. The facility has a 24-month reinvestment period through March 2027. The facility has an interest rate of SOFR plus 1.85% and matures at the latest maturity date of all purchased assets, which is currently June 2028;
•Terminated five credit and repurchase facilities with a total committed amount of $1.13 billion;
•Issued $500.0 million of 7.875% senior unsecured notes due 2030 and $400.0 million of 8.50% senior unsecured notes due 2028 through private offerings. A portion of the net proceeds were used to repay the outstanding 7.50% convertible senior notes and the 7.75% senior notes, and will be used to repay the 5.00% senior notes due April 2026 totaling $557.5 million;
•Closed two new CLO vehicles (BTR CLO 1 and CLO 20) totaling $1.85 billion, of which $1.62 billion consisted of investment grade notes. We retained $41.0 million of the investment grade notes, along with the below investment grade notes totaling $236.1 million;
•Unwound CLOs 14, 16 and 19, redeeming the remaining $1.56 billion of outstanding notes and paid down outstanding notes on existing securitizations totaling $841.7 million; and
•Raised net proceeds of $70.6 million from the issuance of 5,898,957 shares of common stock under our ATM program at an average price of $11.97 per share.

Structured Business Activity.
•Balance sheet portfolio of $12.11 billion, as loan originations of $3.52 billion outpaced loan runoff totaling $2.21 billion;
•Modified 43 loans with a total UPB of $1.71 billion, of which 36 loans were modified to provide temporary rate relief through a pay and accrual feature, see Note 3 for details;
•Received cash distributions totaling $81.5 million and recognized income of $54.3 million from our equity investments in the Lexford Portfolio ("Lexford") and a residential mortgage banking business, see Note 8 for details; and
•Foreclosed on and took back the underlying collateral on 21 loans with a total net carrying value of $590.5 million and charged-off $52.8 million of specific CECL reserves. We sold the underlying collateral on 8 of these foreclosures with a total net carrying value of $193.1 million. In addition, we sold 2 existing REO assets with a net carrying value of $72.0 million.

Agency Business Activity.
•Servicing portfolio of $36.20 billion (up $2.73 billion) with loan originations totaling $5.07 billion, which includes $669.4 million of new Agency loans that were recaptured from our Structured Business runoff.
Subsequent Event.
•In January and February 2026, we repurchased 2,444,860 shares of our common stock under our share repurchase program at a total cost of $18.0 million and an average cost of $7.38 per share; and
•In 2026, we foreclosed on two loans with a total UPB of $33.9 million.
Current Market Conditions, Risks and Recent Trends
During 2025, the Federal Reserve has lowered the federal funds rate three times totaling a 75-basis point reduction. General consensus is that the Federal Reserve may continue to lower rates during 2026. The high-interest rate environment, that has persisted longer than anticipated, could persist even longer if certain key economic indicators, such as inflation, fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates remain highly volatile since the announcement of the current administration's imposition of increased tariffs and macroeconomic uncertainty. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates in 2026 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the OBBBA, as described below.

As a result of the significant volatility in rates, the unpredictable impact of the tariff negotiations, including certain litigations in connection with the tariffs, and the OBBBA, it is very difficult to predict where short and long-term rates will settle during 2026.

This elevated and unpredictable rate environment has resulted in, and may continue to result in, increased payment delinquencies and defaults, increased loan modifications and foreclosures and declining real estate values of certain asset classes, all of which have impacted, and may continue to impact, our future results of operations, financial condition, business prospects and ability to make distributions to our stockholders. Additionally, this high-interest rate environment has limited our ability to resolve delinquent loans, leading to additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our future results of operations, financial condition, liquidity and ability to make distributions to our stockholders. When we foreclose on assets as REO, we typically seek to reposition them to maximize value and support an orderly disposition. Our repositioning efforts may include implementing enhanced property management, completing targeted capital improvements and deferred maintenance, re-leasing vacant space, renewing or restructuring leases, and pursuing other stabilization initiatives intended to improve occupancy, cash flow and marketability. Depending on market conditions and asset-specific considerations, we generally pursue a disposition strategy through sale to third parties, and in certain circumstances may explore alternative exit options such as recapitalizations, joint venture arrangements or other transactions intended to optimize recoveries and reduce our REO exposure.

We employ rigorous risk management and underwriting practices to proactively maintain the quality of our loan portfolio and work very closely with borrowers to mitigate potential losses, while safeguarding the integrity of our portfolio, which may result in the continuation of modifying loan terms. Given the current elevated interest rate environment, we cannot guarantee that our loan portfolio will continue to perform under the current loan terms.

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
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. FHFA set its 2026 Caps for Fannie Mae and Freddie Mac at $88 billion for each enterprise for a total opportunity of $176 billion, which is an increase from its 2025 Caps of $73 billion for each enterprise. FHFA stated they will continue to monitor the market and reserves the right to increase the 2026 Caps if warranted, however, they will not reduce the 2026 Caps if the market is smaller than initially projected. To promote affordable housing preservation, loans classified as supporting workforce housing properties will be exempt from the 2026 Caps. Workforce housing loans preserve rents at affordable levels in multifamily properties, typically without the use of public subsidies. The 2026 Caps will continue to mandate that at least 50% be directed towards mission driven, affordable housing, with affordability levels corresponding to 80%-120% of area median income, depending on the market. Our originations with the GSEs are highly profitable executions as they provide significant gains from the sale of our loans, non-cash gains related to MSRs, and servicing revenues. We are also unsure whether FHFA will impose stricter limitations on GSE multifamily production volume in the future.
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

Changes in Financial Condition
Assets – Comparison of balances at December 31, 2025 to December 31, 2024:
Our Structured loan and investment portfolio balance was $12.11 billion and $11.30 billion at December 31, 2025 and 2024, respectively. This increase was primarily due to loan originations exceeding loan runoff by $1.31 billion (see below for details), partially offset by loans we foreclosed on and received ownership of the underlying collateral as REO assets.
The portfolio had a weighted average current interest pay rate of 6.49% and 6.90% at December 31, 2025 and 2024, respectively. Including certain fees earned and costs, the weighted average current interest rate was 7.08% and 7.80% at December 31, 2025 and 2024, respectively. Our debt that finances our Structured loan and investment portfolio totaled $10.46 billion and $9.46 billion at December 31, 2025 and 2024, respectively, with a weighted average funding cost of 6.16% and 6.55%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.45% and 6.88% at December 31, 2025 and 2024, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31,
	2025	2024
Loans originated	$3,523,538	$1,425,799
Number of loans	98	170
Weighted average interest rate	8.42%	8.93%

Loan runoff	$2,213,378	$2,691,583
Number of loans	119	156
Weighted average interest rate	8.46%	8.51%

Loans modified	$1,712,203	$3,712,804
Number of loans	43	99

Loans extended	$5,139,692	$5,998,103
Number of loans	294	318
Loans held-for-sale from the Agency Business decreased $26.7 million, primarily from loan sales exceeding originations by $30.2 million as noted in the following table. Activity from our Agency Business portfolio is comprised of the following ($ in thousands):

	Year Ended December 31, 2025
	Loan Originations	Loan Sales
Fannie Mae	$2,982,659	$2,850,697
Freddie Mac	1,924,773	2,081,749
FHA	78,145	128,282
Private Label	44,925	—
SFR - Fixed Rate	43,762	43,762
Total	$5,074,264	$5,104,490
Investments in equity affiliates decreased $18.3 million, primarily due to $22.0 million in distributions received from the completed sale of the residential mortgage banking business.
Real estate owned increased $322.4 million, primarily due to the foreclosure of sixteen multifamily bridge loans totaling $441.0 million, through which we took back the underlying collateral, partially offset by the sale of five multifamily properties.

Liabilities – Comparison of balances at December 31, 2025 to December 31, 2024:
Credit and repurchase facilities increased $1.59 billion, primarily due to refinancing loans from the unwind of three CLOs and loan originations exceeding runoff in our Structured Business, partially offset by the issuance of BTR CLO 1 and CLO 20.
Securitized debt decreased $1.15 billion, primarily due to the unwind of three CLOs totaling $1.56 billion and paydowns on our existing securitizations of $841.7 million, partially offset by the issuances of BTR CLO 1 and CLO 20 where we issued $1.46 billion of notes to third-party investors.
Senior unsecured notes increased $792.9 million, primarily due to our issuance of $900.0 million of senior unsecured notes, partially offset by the settlement of our $95.0 million 7.75% senior unsecured notes.
In August 2025, we fully redeemed our 7.50% convertible senior notes with a remaining outstanding balance of $287.5 million with a portion of the net proceeds received from our 7.875% senior unsecured notes that were issued in July 2025.
Notes payable - real estate owned increased $148.1 million, primarily due to the addition of notes payable totaling $197.2 million on new REO assets and financing received on an existing REO asset, partially offset by the payoff of $49.1 million of notes payable associated with the sale of REO assets.
Equity
See Note 17 for details of our stock transactions, dividends declared and deferred compensation transactions during 2025.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	December 31, 2025
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$24,085,960	2,702	4.2	5.5	97%	3%	4.68%	3.58%	2.59%
Freddie Mac	7,455,088	1,109	3.1	5.9	90%	10%	4.98%	3.63%	3.96%
Private Label	2,558,048	159	4.4	4.5	100%	—	4.16%	0.44%	1.35%
FHA	1,549,483	107	4.3	19.1	100%	—	3.91%	1.11%	—
Bridge	277,738	3	3.0	2.2	85%	15%	6.31%	—	—
SFR - Fixed Rate	277,490	51	3.3	4.0	100%	—	5.62%	2.42%	1.62%
Total	$36,203,807	4,131	4.0	6.1	96%	4%	4.69%	3.22%	2.65%

	December 31, 2024
Fannie Mae	$22,730,056	2,644	3.9	6.4	96%	4%	4.60%	2.19%	1.27%
Freddie Mac	6,077,020	1,159	3.3	6.8	86%	14%	4.91%	5.78%	3.63%
Private Label	2,605,980	161	3.4	5.5	100%	—	4.15%	—	0.43%
FHA	1,506,948	106	3.6	19.2	100%	—	3.79%	—	—
Bridge	278,494	3	2.0	3.0	85%	15%	6.41%	—	—
SFR - Fixed Rate	271,859	52	2.8	4.4	100%	—	5.47%	9.02%	1.66%
Total	$33,470,357	4,125	3.7	6.9	95%	5%	4.60%	2.61%	1.57%
________________________________________
(1)Prepayments reflect loans repaid prior to six months from loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At December 31, 2025 and 2024, delinquent loans totaled $959.0 million and $524.5 million, respectively. At December 31, 2025, there were five loans totaling $56.0 million in bankruptcy and nineteen loans totaling $176.5 million were foreclosed. At December 31, 2024, there were two loans totaling $4.8 million in bankruptcy and six loans totaling $28.2 million were foreclosed.

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
Comparison of Results of Operations for Years Ended December 31, 2025 and 2024
The following table provides our consolidated operating results ($ in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Amount	Percent

Interest income	$940,008	$1,167,872	$(227,864)	(20)%
Interest expense	701,836	804,615	(102,779)	(13)%
Net interest income	238,172	363,257	(125,085)	(34)%
Other revenue:
Gain on sales, including fee-based services, net	70,669	74,932	(4,263)	(6)%
Mortgage servicing rights	54,532	51,272	3,260	6%
Servicing revenue, net	109,617	125,896	(16,279)	(13)%
Property operating income	21,347	7,226	14,121	195%
Gain (loss) on derivative instruments, net	1,259	(8,543)	9,802	nm
Other income, net	14,801	8,083	6,718	83%
Total other revenue	272,225	258,866	13,359	5%
Other expenses:
Employee compensation and benefits	174,145	181,694	(7,549)	(4)%
Selling and administrative	59,805	54,931	4,874	9%
Property operating expenses	27,980	7,394	20,586	nm
Depreciation and amortization	23,214	9,555	13,659	143%
Impairment loss on real estate owned	20,500	—	20,500	nm
Provision for loss sharing, net	24,259	11,782	12,477	106%
Provision for credit losses, net	42,696	68,543	(25,847)	(38)%
Total other expenses	372,599	333,899	38,700	12%
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	137,798	288,224	(150,426)	(52)%
Loss on extinguishment of debt	(2,919)	(412)	(2,507)	nm
(Loss) gain on real estate	(9,151)	3,813	(12,964)	nm
Income from equity affiliates	50,880	5,772	45,108	nm
Provision for income taxes	(18,779)	(13,478)	(5,301)	39%
Net income	157,829	283,919	(126,090)	(44)%
Preferred stock dividends	41,369	41,369	—	—
Net income attributable to noncontrolling interest	9,033	19,278	(10,245)	(53)%
Net income attributable to common stockholders	$107,427	$223,272	$(115,845)	(52)%
________________________________________
nm – not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Year ended December 31,
	2025			2024
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,084,014	$827,404	7.46%	$11,593,718	$1,045,057	8.99%
Mezzanine	270,052	27,322	10.12%	264,241	27,414	10.35%
Preferred equity investments	165,157	16,925	10.25%	117,131	9,082	7.73%
Other	114,049	12,421	10.89%	4,601	481	10.43%
Core interest-earning assets	11,633,272	884,072	7.60%	11,979,691	1,082,034	9.01%
Cash equivalents	193,730	6,861	3.54%	624,908	30,729	4.90%
Total interest-earning assets	$11,827,002	$890,933	7.53%	$12,604,599	$1,112,763	8.80%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,111,154	$304,341	7.40%	$2,827,184	$235,909	8.32%
CLO	3,787,182	247,124	6.53%	5,762,959	420,137	7.27%
Unsecured debt	1,670,096	111,281	6.66%	1,564,112	98,187	6.26%
Trust preferred	154,336	11,670	7.56%	154,336	13,205	8.53%
Q Series securitization	26,501	2,225	8.40%	172,965	14,230	8.20%
Total interest-bearing liabilities	$9,749,269	676,641	6.94%	$10,481,556	781,668	7.44%
Net interest income		$214,292			$331,095
________________________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount for debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $221.8 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets and, to a lesser extent, a decrease in the average balance of our core interest-earning assets (loan runoff exceeded loan originations in 2024) and lower average bank balances. The decrease in the average yield was mainly from a decrease in SOFR, the reversal of interest that was previously accrued on modified loans and a reduction in back interest earned on delinquent and modified loans, as well as an increase in new delinquencies and modified loans at lower rates.
The decrease in interest expense was mainly due to a $105.0 million decrease from our Structured Business, primarily due to a decline in the average balance of our interest-bearing liabilities (from a decrease in the average loan portfolio and note paydowns in our securitizations) and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 15% decrease in the sales margin from 1.63% to 1.38%, partially offset by an 11% increase in loan sales volume ($494.8 million). The decrease in the sales margin was mainly due to the sales volume product mix and larger portfolio deals in 2025 that produced lower margins.
The increase in income from MSRs was primarily due to a 15% increase in loan commitment volume ($659.9 million), partially offset by a 7% decrease in the MSR rate from 1.15% to 1.07%. The decrease in the MSR rate was mainly due to a decrease in the Fannie Mae MSR rates from lower servicing rates on newer loans, as a result of larger portfolio deals in 2025 that produced lower MSR rates.

The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate, partially offset by an increase in servicing fees due to growth in our servicing portfolio.
Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets, which also resulted in an increase in depreciation and amortization.
The gains and losses on derivative instruments in 2025 and 2024 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates.
The increase in other income, net was primarily due to increases in the fair values of our Private Label loans and loan fees from higher loan originations and modified loans.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to decreases in commissions and incentive compensation from lower GSE/Agency loan sales volume and bonus allocation targets.
The increase in selling and administrative expenses was primarily due to increases in professional fees and other general corporate expenses, such as business development and travel related costs.
In 2025, we recorded a $20.5 million impairment loss related to certain REO assets that we acquired through foreclosure, which represents the extent to which the carrying value exceeded its estimated fair value.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in the current year period.
The decrease in the provision for credit losses, net primarily reflects a decrease in specifically impaired loans and a decrease in general reserves as a result of improvements in the forecasted outlook for commercial real estate, as compared to the prior year forecasted outlook, partially offset by additional provisions recorded upon foreclosure of REO assets.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in both 2025 and 2024 reflects deferred financing fees recognized in connection with the unwind of CLOs.
(Loss) Gain on Real Estate
The loss on real estate in 2025 is comprised of a $4.9 million loss on below market debt related to financing the sale of several REO assets and a $4.3 million net loss on the foreclosure and sale of REO assets. In 2024, we sold a real estate owned asset for $14.2 million and recognized a $3.8 million gain.
Income from Equity Affiliates
Income from equity affiliates in 2025 primarily reflects $56.0 million of income recognized related to the cash distributions received from our Lexford joint venture, partially offset by losses from our investments in AMAC III and a residential mortgage banking business totaling $5.3 million; while income in 2024 primarily reflects $9.0 million in distributions received from our Lexford joint venture, partially offset by losses totaling $3.5 million from our investments in AMAC III and a residential mortgage banking business.
Provision for Income Taxes
In 2025, we recorded a tax provision of $18.8 million, which consisted of a current tax provision of $15.0 million and a deferred tax provision of $3.8 million. In 2024, we recorded a tax provision of $13.5 million, which consisted of a current tax provision of $25.1 million and a deferred tax benefit of $11.6 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding operating partnership units (“OP Units”) issued as part of the 2016 acquisition of ACM’s agency platform. There were 16,169,858 and 16,293,589 OP Units outstanding at December 31, 2025 and 2024, respectively, which represented 7.6% and 7.9% of our outstanding stock at December 31, 2025 and 2024, respectively.

Comparison of Results of Operations for Years Ended December 31, 2024 and 2023
For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025, and is available on the SEC’s website at www.sec.gov and the “Investor Relations” section of our website at www.arbor.com.
Liquidity and Capital Resources
Sources of Liquidity. Liquidity is a measure of our ability to meet our potential cash requirements, including ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and, as an approved designated seller/servicer of Freddie Mac’s SBL program, operational liquidity requirements of the GSE agencies, fund new loans and investments, fund operating costs and distributions to our stockholders, fund capital expenditures and other property level costs associated with REO assets (including tenant improvements and rehabilitation/ renovation costs) and to fund draws due under unfunded loan commitments, as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, proceeds from CLOs and securitizations, debt facilities and cash flows from operations. We closely monitor our liquidity position and believe our existing sources of funds and access to additional liquidity will be adequate to meet our liquidity needs.

The elevated and volatile interest rates, along with geopolitical uncertainty, has caused some disruptions in certain segments of the financial services, real estate and credit markets. As stated earlier, this environment has also caused a decrease in the performance of certain of our assets, leading to increased delinquencies, defaults and foreclosures. If our borrowers and their tenants continue to be impacted by these adverse economic and market conditions, or by the other risks disclosed in our filings with the SEC, it could have a material adverse effect on our liquidity, capital resources and cash flows.
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
We had $10.68 billion in total structured debt outstanding at December 31, 2025. Of this total, $5.69 billion, or 54%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $4.99 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At December 31, 2025, we had $1.91 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $36.20 billion agency servicing portfolio at December 31, 2025, which is mostly prepayment protected, and escrow/cash balances that generates approximately $200 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $372.4 million during 2025 and consisted primarily of net income (adjusted for the increase in CECL reserves of $67.0 million) of $224.8 million, cash distributions of $59.0 million received from our Lexford investment and net cash inflows of $23.1 million from loan sales exceeding loan originations in our Agency Business.
Cash flows used in investing activities totaled $1.28 billion during 2025. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan originations from our Structured Business totaling $3.69 billion, net of payoffs and paydowns of $2.42 billion, resulted in net cash outflows of $1.27 billion.
Cash flows provided by financing activities totaled $798.8 million during 2025 consisted primarily of net cash inflows of $1.64 billion from debt facility activities (financed loan originations were greater than facility paydowns), $805.0 million cash inflow from senior unsecured notes (proceeds exceeded payoffs) and net cash inflows of $101.7 million from notes payable - REO activities (proceeds exceeded payoffs and paydowns), partially offset by $1.15 billion of net securitized debt activity (payoffs and paydowns exceeded proceeds), $319.9 million of distributions to our stockholders and OP Unit holders and $287.5 million payoff of our convertible notes.

Unencumbered Assets. At December 31, 2025, we had total unencumbered assets with a carrying value of $3.23 billion, consisting of cash and cash equivalents of $482.9 million, loans of $816.8 million, securitization investments of $1.18 billion, MSRs of $340.8 million and $402.2 million of other assets not encumbered by any portion of secured indebtedness. Our unencumbered assets to unsecured debt ratio was 1.57x at December 31, 2025, or 1.72x after the payoff of our 5.00% senior notes due April 2026, compared to the required minimum of 1.20x.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at December 31, 2025. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 15 for details about our performance regarding these requirements.
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
Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

	December 31, 2025
Debt Instruments	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities (3)	$7,481,388	$4,770,994	$2,710,394	2026 - 2028
Securitized debt (4)	3,485,786	3,485,786	—	2026 - 2029
Senior unsecured notes	2,050,000	2,050,000	—	2026 - 2030
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Notes payable - real estate owned	222,965	222,965	—	2026 - 2027
Structured Business total	13,394,475	10,684,081	2,710,394

Agency Business
Credit and repurchase facilities (3)(5)	1,775,000	390,713	1,384,287	2026 - 2027
Consolidated total	$15,169,475	$11,074,794	$4,094,681
________________________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 15 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Commitment totals include available overadvances.
(4)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at December 31, 2025.
(5)The $750 million As Soon as Pooled ® Plus (“ASAP”) agreement we have with Fannie Mae has no expiration date.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size and frequency of our securitizations impact the balances of these borrowings and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings ($ in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
December 31, 2025	$4,917,924	$5,161,707	$5,556,285
September 30, 2025	4,633,344	4,133,965	5,553,722
June 30, 2025	4,846,239	4,730,120	4,922,270
March 31, 2025	3,609,646	4,791,967	4,803,572

December 31, 2024	3,412,416	3,607,907	3,793,231
September 30, 2024	3,082,185	3,264,033	3,299,414
June 30, 2024	3,078,714	3,167,067	3,280,998
March 31, 2024	3,010,216	2,921,206	3,132,279

December 31, 2023	3,274,139	3,242,938	3,251,330
September 30, 2023	3,432,725	3,398,451	3,463,825
June 30, 2023	3,565,377	3,588,538	3,677,755
March 31, 2023	3,691,191	3,662,756	3,696,760
Our debt facilities, including their restrictive covenants, are described in Note 11.
Off-Balance-Sheet Arrangements. At December 31, 2025, we had no off-balance-sheet arrangements.
Inflation. During 2025, the Federal Reserve has lowered the federal funds rate three times totaling a 75-basis point reduction. General consensus is that the Federal Reserve may continue to lower rates during 2026. This high-interest rate environment, that has persisted longer than anticipated, could persist even longer if certain key economic indicators, such as inflation, fail to align with the Federal Reserve’s expectations. Although short-term interest rates have declined, long-term interest rates remain highly volatile since the announcement of the current administrations imposition of increased tariffs and macroeconomic uncertainty. Analysts currently hold mixed expectations regarding the future trajectory of long-term rates in 2026 due to the uncertainty regarding long-term inflation, fiscal policy, increased federal spending and larger deficits as a result of the recent enactment of the OBBBA. As a result of the significant volatility in rates, the unpredictable impact of the tariff negotiations, including certain litigations in connection with the tariffs, and the OBBBA, it is very difficult to predict where short and long-term rates will settle during 2026.
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

A summary of our significant accounting policies is presented in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. The accounting estimates requiring complex judgment that we consider to be most critical to an investor’s understanding of our financial results and condition are included in our allowance for credit losses accounting policy. Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances. These estimates are subject to change in the future if any of the underlying assumptions or factors change. Our allowance for credit loss estimate is critical because it requires significant judgment in applying the CECL model, including judgments regarding portfolio pooling, selection of key model inputs and macroeconomic variables, the reasonable and supportable forecast period and the manner in which expected losses revert to historical experience. The allowance for credit loss is recorded for our structured loans and investments (including unfunded loan commitments), loss-sharing obligations related to the Fannie Mae DUS program and held-to-maturity debt securities and reflects expected credit losses over the contractual life of the applicable asset or exposure, based on information about past events, current conditions and reasonable and supportable forecasts.

For pooled assets that share similar risk characteristics, we use a third-party CECL model that incorporates historical loss information and produces probability of default and loss given default metrics to develop loss factors (the “general reserve”). In applying this model, management uses judgment to determine appropriate portfolio pools and to select and evaluate the relevance of forecast inputs, which currently include commercial real estate price indices, unemployment rates and interest rates. We currently use a one-year reasonable and supportable forecast period, and for periods beyond the forecast horizon we generally revert expected losses to historical experience using a straight-line method. We may also apply adjustments to reflect differences in the risk characteristics of our current portfolio (including loan-to-value and debt service coverage ratios, among other factors) and may apply qualitative adjustments based on internal and external information, including loan- and property-specific developments and market conditions (such as refinance activity, planned sale, loan modifications and bankruptcy).

For assets that no longer share similar risk characteristics with pooled assets, and for certain loans evaluated on an individual basis, we may determine that a loan is collateral dependent and measure expected credit losses using the CECL practical expedient based on the difference between the fair value of the collateral and the amortized cost basis of the loan, adjusted for estimated costs to sell when repayment is dependent on a sale rather than operations. If foreclosure is probable, expected credit losses are measured using the fair value of the collateral as of the reporting date. Estimating collateral fair value involves significant judgment and may be based on third-party appraisals and other valuation information, including assumptions related to capitalization and market discount rates and the borrower’s operating income and cash flows, as well as whether the valuation is based on “as-is” or “stabilized value.”

Our allowance for credit loss also includes expected credit losses associated with unfunded loan commitments, which reflect our obligation to extend credit as borrowers meet certain requirements. Expected credit losses related to these unfunded commitments are assessed and adjusted quarterly and correspond to the associated outstanding loans. In addition, we may modify loans to borrowers experiencing financial difficulty, including through payment deferrals, term extensions, principal forgiveness and/or interest rate reductions. Such modifications are considered in our allowance for credit loss estimate under the same CECL methodology applied to other loans.

Because these estimates are subject to change as facts, conditions, forecasts and the composition and risk characteristics of our portfolio change, changes in these judgments and assumptions can significantly affect expected credit losses and the amount of the allowance for credit loss recorded in our consolidated financial statements.
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
Distributable earnings are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023

Net income attributable to common stockholders	$107,427	$223,272	$330,065
Adjustments:
Net income attributable to noncontrolling interest	9,033	19,278	29,122
Income from mortgage servicing rights	(54,532)	(51,272)	(69,912)
Deferred tax provision (benefit)	3,773	(11,613)	(7,349)
Amortization and write-offs of MSRs	81,113	76,922	77,829
Depreciation and amortization	26,217	12,040	16,425
Loss on extinguishment of debt	2,919	412	1,561
Provision for credit losses, net	9,872	65,537	68,642
(Gain) loss on derivative instruments, net	(3,379)	9,212	(8,844)
Loss on real estate	27,338	—	—
Stock-based compensation	13,789	14,232	14,940
Distributable earnings (1)	$223,570	$358,020	$452,479

Diluted weighted average shares outstanding - GAAP (1)	209,733,331	205,526,610	218,843,613
Less: Convertible notes dilution (2)	—	—	(17,294,392)
Diluted weighted average shares outstanding (1)(2)	209,733,331	205,526,610	201,549,221

Diluted distributable earnings per share (1)	$1.07	$1.74	$2.25
________________________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding were adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance, which were fully settled in the third quarter of 2025. No adjustments were necessary for the years ended December 31, 2025 and 2024, as their effect was anti-dilutive and not reflected in the diluted weighted average shares outstanding.
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
The following table projects the potential impact on interest ($ in thousands) for a 12-month period, assuming a hypothetical instantaneous increase or decrease of 50 basis points and a decrease of 100 basis points in corresponding interest rates. Since it is unlikely that interest rates will significantly increase in the near future as a result of the current high interest rate environment, we have excluded the impact of a 100 basis point increase in corresponding interest rates.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$12,113,107	$45,880	$(38,868)	$(67,732)
Interest expense from debt obligations	(10,684,081)	41,464	(40,875)	(80,632)
Impact to net interest income from loans and investments		4,416	2,007	12,900
Interest income from cash, restricted cash and escrow balances (2)	$1,887,177	9,436	(9,436)	(18,872)
Total impact from hypothetical changes in interest rates		$13,852	$(7,429)	$(5,972)
________________________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at December 31, 2025.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 3.5%, or approximately $66.0 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the 5-year and 10-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the 5-year and 10-year treasury rates on our treasury futures held at December 31, 2025 would have resulted in a gain of $1.6 million and $3.1 million, respectively, in 2025, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $1.5 million and $3.1 million, respectively.

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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $13.0 million at December 31, 2025, while a 100 basis point decrease would increase the fair value by $13.6 million.

Item 8. Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses – Structured Business Loan and Investment Portfolio

Description of the Matter	The Company’s allowance for credit losses (“ACL”) for the Structured Business loan and investment portfolio was $146.0 million as of December 31, 2025. As described in Note 2 to the consolidated financial statements, for the Structured Business loans and investments with similar risk characteristics, management estimated the ACL using a third-party probability of default and loss-given default model (the “general reserve”). The model used loss factors that were developed from the historical loss experience of loans with similar credit and default history, individual characteristics of loans currently in the portfolio, and a reasonable and supportable economic forecast to estimate expected credit losses over the life of the loans. For the Structured Business loans and investments that were considered collateral-dependent or where it was determined that foreclosure was probable, management estimated the ACL on an individual basis by comparing the estimated fair value of the collateral as of the reporting date to the net carrying value of the loan (the “specific reserve”). The fair value of the collateral was estimated using internally-developed cash flow models or third-party appraisals.

Auditing management’s allowance for credit losses for the Structured Business loan and investment portfolio involved a high degree of subjectivity and was especially challenging due to the complexity of the statistical methods used to estimate the general reserve and the significant judgment required to estimate the fair value of collateral for loans that were individually evaluated for a specific reserve, which were sensitive to the use of certain market-based assumptions, including capitalization rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process to measure the allowance for credit losses for the Structured Business loan and investment portfolio. For example, we tested internal controls over the inputs, operation, and monitoring of the ACL model, and internal controls over management’s review of key judgments used in estimating the collateral value for individually evaluated loans. Our tests of controls included observing certain meetings of the Company’s CECL working group, where key judgments on current and forward-looking macroeconomic conditions, internal and external factors, uncertainty as it relates to economic, model, or credit risks, and the adequacy of ACL levels, were discussed and effectively challenged. We also inspected evidence of management’s review of internally-developed cash flow models or third-party appraisals used to estimate the fair value of collateral.

Our procedures over the general reserve included, among others, the involvement of specialists to assist us with evaluating the methodology, conceptual soundness, and performance of the ACL model. We also tested the completeness and accuracy of data used in the model and evaluated the reasonableness of the economic forecast selected by management. Our procedures over the specific reserve included, among others, the testing of the completeness and accuracy of data inputs, the clerical accuracy of cash-flow models, and the involvement of valuation specialists to assist us with auditing management’s estimate of the fair value of collateral for a sample of loans, including testing certain key assumptions such as capitalization rates. As part of our overall evaluation of the ACL and the reasonableness of management’s assumptions, we searched for contrary evidence from internal and external sources, compared the current ACL to recent and historical loss experience, and evaluated subsequent events.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
New York, New York
February 27, 2026

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	December 31,
	2025	2024

Assets:
Cash and cash equivalents	$482,875	$503,803
Restricted cash	67,347	156,376
Loans and investments, net (allowance for credit losses of $145,971 and $238,967)	11,934,248	11,033,997
Loans held-for-sale, net	409,081	435,759
Capitalized mortgage servicing rights, net	340,842	368,678
Securities held-to-maturity, net (allowance for credit losses of $17,013 and $10,846)	156,087	157,154
Investments in equity affiliates	57,966	76,312
Real estate owned, net	498,938	176,543
Due from related party	6,534	12,792
Goodwill and other intangible assets	86,553	88,119
Other assets	454,432	481,448
Total assets	$14,494,903	$13,490,981

Liabilities and Equity:
Credit and repurchase facilities	$5,149,651	$3,559,490
Securitized debt	3,468,258	4,622,489
Senior unsecured notes	2,029,078	1,236,147
Convertible senior unsecured notes	—	285,853
Junior subordinated notes to subsidiary trust issuing preferred securities	145,497	144,686
Notes payable - real estate owned	222,965	74,897
Due to related party	501	4,474
Due to borrowers	33,451	47,627
Allowance for loss-sharing obligations	97,579	83,150
Other liabilities	280,770	280,198
Total liabilities	11,427,750	10,339,011

Commitments and contingencies (Note 15)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,683	633,684
Special voting preferred - 16,169,858 and 16,293,589 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 195,491,855 and 189,259,435 shares issued and outstanding	1,955	1,893
Additional paid-in capital	2,454,312	2,375,469
(Accumulated deficit) retained earnings	(136,597)	13,039
Total Arbor Realty Trust, Inc. stockholders’ equity	2,953,353	3,024,085
Noncontrolling interest	113,800	127,885
Total equity	3,067,153	3,151,970
Total liabilities and equity	$14,494,903	$13,490,981
________________________________________
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs, as we are the primary beneficiary of these VIEs. At December 31, 2025 and 2024, assets of our consolidated VIEs totaled $4,662,021 and $6,124,925, respectively, and the liabilities of our consolidated VIEs totaled $3,477,848 and $4,637,744, respectively. See Note 16 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income	$940,008	$1,167,872	$1,331,219
Interest expense	701,836	804,615	903,228
Net interest income	238,172	363,257	427,991
Other revenue:
Gain on sales, including fee-based services, net	70,669	74,932	72,522
Mortgage servicing rights	54,532	51,272	69,912
Servicing revenue, net	109,617	125,896	130,449
Property operating income	21,347	7,226	5,708
Gain (loss) on derivative instruments, net	1,259	(8,543)	6,763
Other income, net	14,801	8,083	7,667
Total other revenue	272,225	258,866	293,021
Other expenses:
Employee compensation and benefits	174,145	181,694	159,788
Selling and administrative	59,805	54,931	51,260
Property operating expenses	27,980	7,394	5,897
Depreciation and amortization	23,214	9,555	9,743
Impairment loss on real estate owned	20,500	—	—
Provision for loss sharing, net	24,259	11,782	15,695
Provision for credit losses, net	42,696	68,543	73,446
Total other expenses	372,599	333,899	315,829
Income before extinguishment of debt, (loss) gain on real estate, income from equity affiliates and income taxes	137,798	288,224	405,183
Loss on extinguishment of debt	(2,919)	(412)	(1,561)
(Loss) gain on real estate	(9,151)	3,813	—
Income from equity affiliates	50,880	5,772	24,281
Provision for income taxes	(18,779)	(13,478)	(27,347)
Net income	157,829	283,919	400,556
Preferred stock dividends	41,369	41,369	41,369
Net income attributable to noncontrolling interest	9,033	19,278	29,122
Net income attributable to common stockholders	$107,427	$223,272	$330,065

Basic earnings per common share	$0.56	$1.18	$1.79
Diluted earnings per common share	$0.56	$1.18	$1.75

Weighted average shares outstanding:
Basic	192,956,154	188,701,149	184,641,642
Diluted	209,733,331	205,526,610	218,843,613
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ in thousands, except shares)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid‑in Capital	Retained Earnings (Accumulated Deficit)	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2022	42,585,589	$633,684	178,230,522	$1,782	$2,204,481	$97,049	$2,936,996	$134,883	$3,071,879
Issuance - common stock	—	—	13,113,296	131	193,530	—	193,661	—	193,661
Repurchase - common stock	—	—	(3,545,604)	(35)	(37,396)	—	(37,431)	—	(37,431)
Stock-based compensation, net	—	—	707,050	7	6,573	—	6,580	—	6,580
Distributions - common stock	—	—	—	—	—	(311,884)	(311,884)	—	(311,884)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(27,373)	(27,373)
Net income	—	—	—	—	—	371,434	371,434	29,122	400,556
Balance — December 31, 2023	42,585,589	633,684	188,505,264	1,885	2,367,188	115,216	3,117,973	136,632	3,254,605
Issuance - common stock	—	—	661,708	7	10,023	—	10,030	—	10,030
Repurchase - common stock	—	—	(935,739)	(9)	(11,399)	—	(11,408)	—	(11,408)
Stock-based compensation, net	—	—	1,028,202	10	9,657	—	9,667	—	9,667
Distributions - common stock	—	—	—	—	—	(325,435)	(325,435)	—	(325,435)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(28,025)	(28,025)
Net income	—	—	—	—	—	264,641	264,641	19,278	283,919
Balance — December 31, 2024	42,585,589	633,684	189,259,435	1,893	2,375,469	13,039	3,024,085	127,885	3,151,970
Issuance - common stock	—	—	5,898,957	59	70,459	—	70,518	—	70,518
Repurchase - common stock	—	—	(257,796)	(3)	(2,004)	—	(2,007)	—	(2,007)
Stock-based compensation, net	—	—	591,259	6	10,388	—	10,394	—	10,394
Distributions - common stock	—	—	—	—	—	(257,049)	(257,049)	—	(257,049)
Distributions - preferred stock	—	—	—	—	—	(41,383)	(41,383)	—	(41,383)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(21,514)	(21,514)
Redemption of OP Units	(123,731)	(1)	—	—	—	—	(1)	(1,604)	(1,605)
Net income	—	—	—	—	—	148,796	148,796	9,033	157,829
Balance – December 31, 2025	42,461,858	$633,683	195,491,855	$1,955	$2,454,312	$(136,597)	$2,953,353	$113,800	$3,067,153
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$157,829	$283,919	$400,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,214	9,555	9,743
Stock-based compensation	13,789	14,232	14,940
Amortization and accretion of interest and fees, net	14,033	(705)	(3,612)
Originations of loans held-for-sale	(5,081,397)	(4,501,081)	(5,074,445)
Proceeds from sales of loans held-for-sale, net of gain on sale	5,104,490	4,609,686	4,878,021
Payoffs and paydowns of loans held-for-sale	6,754	5,487	987
Mortgage servicing rights	(54,532)	(51,272)	(69,912)
Amortization of capitalized mortgage servicing rights	71,512	68,422	63,093
Write-off of capitalized mortgage servicing rights from payoffs	9,601	8,500	14,736
Provision for loss sharing, net	24,259	11,782	15,695
Provision for credit losses, net	42,696	68,543	73,446
Net charge-offs for loss-sharing obligations	(9,830)	(266)	(1,229)
Deferred tax provision (benefit)	3,773	(11,613)	(7,349)
Income from equity affiliates	(50,880)	(5,772)	(24,281)
Distributions from operations of equity affiliates	56,965	17,131	27,542
Loss on extinguishment of debt	2,919	412	1,561
Impairment loss on real estate owned	20,500	—	—
Change in fair value of held-for-sale loans	(2,794)	(609)	(2,536)
(Gain) loss on derivative instruments, net	(1,259)	8,543	(6,763)
Loss (gain) on real estate	9,151	(3,813)	—
Changes in operating assets and liabilities	11,588	(69,564)	(74,336)
Net cash provided by operating activities	372,381	461,517	235,857

Investing Activities:
Loans and investments funded, originated and purchased, net	(3,693,370)	(1,600,461)	(1,362,171)
Payoffs and paydowns of loans and investments	2,421,342	2,781,658	3,359,810
Deferred fees	33,662	25,792	21,299
Proceeds from sale of real estate, net	—	14,103	—
Contributions to equity affiliates	(11,706)	(19,593)	(18,986)
Distributions from equity affiliates	23,966	11,224	15,552
Payoffs and paydowns of securities held-to-maturity	222	483	4,626
Investments in real estate, net	(40,716)	(3,471)	—
Change in due to borrowers and reserves	(14,493)	(57,966)	(141,152)
Net cash (used in) provided by investing activities	(1,281,093)	1,151,769	1,878,978

Financing activities:
Proceeds from credit and repurchase facilities	12,840,802	9,350,727	9,148,451
Payoffs and paydowns of credit and repurchase facilities	(11,201,066)	(9,025,305)	(9,747,252)
Proceeds from notes payable - REO	299,361	39,547	—
Payoffs and paydowns of notes payable - REO	(197,682)	(8,989)	—
Proceeds from issuance of securitized debt	1,533,238	—	—
Payoffs and paydowns of securitized debt	(2,681,799)	(2,324,269)	(929,782)
Payoff of convertible senior unsecured notes	(287,500)	—	—
Proceeds from issuance of common stock	70,518	10,030	193,661
Proceeds from issuance of senior unsecured notes	900,000	100,000	95,000
Payoffs and paydowns of senior unsecured notes	(95,000)	(200,000)	(149,600)
Redemption of OP Units	(1,605)	—	—
Payments of withholding taxes on net settlement of vested stock	(3,395)	(4,565)	(8,360)
Repurchase of common stock	(2,007)	(11,408)	(37,431)
Distributions to stockholders and noncontrolling interest	(319,946)	(394,843)	(380,640)
Payment of deferred financing costs	(55,164)	(21,239)	(9,840)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

Net cash provided by (used in) financing activities	798,755	(2,490,314)	(1,825,793)
Net (decrease) increase in cash, cash equivalents and restricted cash	(109,957)	(877,028)	289,042
Cash, cash equivalents and restricted cash at beginning of period	660,179	1,537,207	1,248,165
Cash, cash equivalents and restricted cash at end of period	$550,222	$660,179	$1,537,207
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$503,803	$928,974	$534,357
Restricted cash at beginning of period	156,376	608,233	713,808
Cash, cash equivalents and restricted cash at beginning of period	$660,179	$1,537,207	$1,248,165

Cash and cash equivalents at end of period	$482,875	$503,803	$928,974
Restricted cash at end of period	67,347	156,376	608,233
Cash, cash equivalents and restricted cash at end of period	$550,222	$660,179	$1,537,207

Supplemental cash flow information:
Cash used to pay interest	$665,723	$782,047	$861,141
Cash used to pay taxes	26,698	28,813	30,129

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	583,123	278,330	39,400
Settlement of loans and investments, net of real estate	(603,176)	(279,480)	(39,400)
Derecognition of real estate owned	260,414	177,146	—
Loan funded in conjunction with real estate sold	(271,075)	(182,485)	—
Distributions accrued on preferred stock	7,010	7,010	7,010
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The ultimate impact of inflation, a currently high interest rate environment, bank failures, tightening of capital markets and reduced property values, both globally and to our business, makes any estimate or assumption at December 31, 2025 inherently less certain.

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
At the time of purchase, we designate a debt security as held-to-maturity or trading depending on our ability and intent for the security. We do not intend to sell our held-to-maturity securities and it is not likely we will be required to sell the investments before their maturity, therefore, we carry our held-to-maturity securities at cost, net of any unamortized premiums or discounts, which are amortized or accreted over the life of the securities, and net of allowance for credit losses.
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
To the extent possible, we estimate our general reserve using a pooling approach for homogeneous assets with similar risk characteristics with the goal of enhancing the precision of their estimate. If particular assets no longer display risk characteristics that are similar to those of the pool, we may decide to revise our pools or perform an individual assessment of expected credit losses. Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans. For collateral dependent loans, we use the practical expedient under CECL which allows us to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan (the "specific reserve"). When the repayment or satisfaction of the loan is dependent on a sale,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, we measure expected losses using the fair value of the collateral as of the reporting date.
During the loan review process, if we determine that it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of a loan because the borrower is experiencing financial difficulty, or where foreclosure is probable, we evaluate whether that loan is impaired and a specific reserve is required. We consider the capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We may also obtain a third-party appraisal, which we may use to value the collateral through an “as-is” methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. If, upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, we record a specific reserve for credit losses with a corresponding charge to the provision for credit losses and remove the impaired loan from the general reserve CECL analysis described above.
In order to improve long-term collectability efforts, we may agree to amend or modify loans to certain borrowers experiencing financial difficulty based on specific facts and circumstances in order to avoid foreclosure and repossession of the underlying collateral. The loan modifications to borrowers experiencing financial difficulty may include a delay in payments, including payment deferrals, term extensions, principal forgiveness and interest rate reductions, or a combination thereof. We record interest on modified loans on an accrual basis to the extent the modified loan is contractually current under the modified terms. The allowance for credit losses on loan modifications is measured using the same method as all other loans held for investment.
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
We record a charge-off on a restructured loan when we grant a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. In addition, a gain or loss may be recorded upon the sale of a restructured loan to a third party in the consolidated statements of income in the period in which the loan was sold.
Loans Held-for-Sale, Net. Loans held-for-sale, net represents our Agency Business commercial real estate loans originated and sold under the GSE and HUD programs, which are generally transferred or sold within 60 days of loan origination, as well as our Private Label loans, which are either sold instantaneously or pooled and securitized, or sold, generally within 180 days of loan origination. Such loans are reported at the lower of cost or market on an aggregate basis and include the value allocated to the associated future MSRs. During the period prior to its sale, interest income on a loan held-for-sale is calculated in accordance with the terms of the individual loan and the loan origination fees and direct loan origination costs are deferred until the loan is sold. All of our held-for-sale loans are financed with matched borrowings from credit facilities contracted to finance such loans. Interest income and expense are earned or incurred after a loan is closed and before a loan is sold.
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
Investments in Equity Affiliates. We invest in joint ventures that are formed to invest in real estate-related assets or businesses. These joint ventures are not majority owned or controlled by us or are VIEs for which we are not the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. We evaluate these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. We recognize an impairment loss if the estimated fair value of the investment is less

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
than its carrying amount and we determine that the impairment is other-than-temporary. Typically, we record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments as income or losses from equity affiliates in the consolidated statements of income. Cash distributions received from our equity method investments are presented as operating cash flows to the extent they represent returns on capital (i.e., distributions do not exceed cumulative earnings) and as investing cash flows to the extent they represent returns of capital (i.e., distributions in excess of cumulative earnings).
Goodwill and Other Intangible Assets. We typically use independent third-party valuation specialists to assist us in estimating the fair value of intangible assets and in assigning their estimated useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions we deem reasonable.
We generally use an income-based valuation method to estimate the fair value of intangible assets, which discounts expected future cash flows to present value using estimates and assumptions we deem reasonable.
Determining the estimated useful lives of intangible assets also requires judgment. Certain intangible assets, such as GSE licenses, have been deemed to have indefinite lives while other intangible assets, such as borrower relationships and below market rent have been deemed to have finite lives. Our assessment as to which intangible assets are deemed to have finite or indefinite lives is based on several factors including economic barriers of entry for the acquired product lines, scarcity of available GSE licenses, retention trends and our operating plans, among other factors.
Goodwill and indefinite-lived intangible assets are not amortized, while finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets, including goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, with respect to goodwill, an impairment analysis is performed at least annually. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed. Based on the impairment analysis performed as of October 1, 2025, there were no indicators that the indefinite-lived intangible assets, including goodwill, were impaired and there were no events or changes in circumstances indicating impairment at December 31, 2025.
Real Estate Owned and Held-For-Sale. Real estate acquired is recorded at its estimated fair value, less costs to sell if classified as held for sale, at acquisition and is shown net of accumulated depreciation and impairment charges. Costs incurred in connection with the acquisition of a property are capitalized.
We allocate our real estate acquisitions to land, building, tenant improvements, origination asset of the in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities based on their relative fair values. We amortize the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on our consolidated statements of income. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income.
Real estate assets are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.
Our properties are reviewed for impairment each quarter if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize an impairment equal to the difference between the estimated fair value of the asset and its carrying value. We determine the fair value using either a discounted cash flow approach, broker opinions of value or an appraisal. In evaluating for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Several of our modified loans to borrowers experiencing financial difficulty provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to our determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the asset, as well as the strength and guarantee of the sponsors. For such loans, we accrue interest at the contractual accrual rate only when, based on our assessment, the borrower has the ability to make the required payments and we expect to ultimately collect accrued interest and outstanding principal. If we cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We classify loans as non-accrual and recognize income only to the extent cash is received when we have determined there is reasonable doubt about collectability of all principal and interest. When loans are placed on non-accrual, accrued interest to date is reversed and full income recognition resumes when the loan becomes contractually current and performance has recommenced. While we use our judgment in reaching this determination for loans less than 60 days past due, all loans greater than 60 days past due are generally placed on non-accrual status and considered non-performing loans unless past due amounts are in the process of collection or otherwise reasonably certain to be received in the immediate future.
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
Reclassification
In 2025, we refined the presentation of our loan modification disclosures presented in Note 3 and reclassified certain 2024 loan modification activity to conform to the 2025 presentation to enhance comparability between periods. These reclassifications relate solely to the presentation of the 2024 loan modification activity and did not impact the previously reported consolidated financial position, results of operations or cash flows for the year ended December 31, 2024. This reclassification represents a change in presentation for comparative purposes only.
Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on disclosures around effective tax rates and cash income taxes paid and to improve the usefulness of income tax disclosures for investors. The ASU requires public entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages and to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more. The ASU also makes changes to annual disclosures of income taxes paid for all entities by requiring disclosure of the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.	Fiscal year of 2025, with early adoption permitted	The adoption of this guidance did not have a material impact on our consolidated financial statements and we have included the required enhanced disclosures within Note 18.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is intended to make the interim reporting guidance easier to apply and to clarify when Topic 270 applies and what is required to be disclosed, without changing the basic approach to interim reporting or meaningfully expanding or reducing interim disclosure requirements. The ASU’s main provisions (in plain terms) include: (1) clarifying that Topic 270 applies to any entity that issues interim financial statements and related notes in accordance with GAAP (including “condensed” interim financial statements); (2) clarifying the form and content expectations for interim financial statements (including direction for SEC registrants to follow the applicable SEC Regulation S-X interim requirements); (3) adding to Topic 270 a comprehensive list of interim disclosures required by other ASC Topics and making related conforming amendments; and (4) adding a disclosure principle that requires disclosure of events and changes since the most recent fiscal year-end that have a material impact on the entity so interim financial statements are not misleading.	First quarter of 2028, with early adoption permitted	We are not planning on early adoption and this guidance is not expected to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This guidance clarifies certain aspects of hedge accounting and addresses incremental hedge accounting issues arising from reference rate reform. Key provisions focus on five areas that are intended to enable hedge accounting to be achieved and maintained for a broader set of highly effective economic hedges: (1) replacing the “shared” risk exposure criterion with a “similar” risk exposure criterion for cash flow hedges of groups of forecasted transactions (with assessment at inception and ongoing), (2) a model to facilitate cash flow hedges of forecasted interest payments on “choose-your-rate” variable-rate debt, (3) updates related to cash flow hedges of nonfinancial forecasted transactions (including pricing components), (4) revisions to the net written option guidance in certain hedging relationships, and (5) changes related to dual hedges involving foreign-currency-denominated debt.	First quarter of 2027, with early adoption permitted	We are not planning on early adoption and this guidance is not expected to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the accounting for internal-use software by removing the prescribed project stages and requiring capitalization of costs once management authorizes the project, commits funding, and determines completion is probable. It also brings website development costs under the same guidance and aligns related disclosures with those for property, plant and equipment.	First quarter of 2028, with early adoption permitted	We are not planning on early adoption and this guidance is not expected to have a material impact on our consolidated financial statements.
Other Recently Issued Accounting Pronouncements
During 2025, the FASB also issued: (1) ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, effective in the first quarter of 2027; (2) ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, effective in the first quarter of 2027; (3) ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective in the first quarter of 2026; (4) ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, effective in the first quarter of 2027; and (5) ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, effective in the first quarter of 2027. We currently do not have any transactions that fall under the scope of these ASUs; therefore, the adoption is not expected to have an impact on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	December 31, 2025	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,371,758	94%	524	6.39%	12.9	0%	77%
Mezzanine loans	290,212	2%	65	7.84%	52.3	59%	78%
Construction - multifamily	249,019	2%	9	9.13%	24.6	0%	60%
Preferred equity investments	202,118	2%	34	6.87%	46.0	62%	80%
Total UPB	12,113,107	100%	632	6.49%	14.7	2%	77%
Allowance for credit losses	(145,971)
Unearned revenue	(32,888)
Loans and investments, net (6)	$11,934,248

	December 31, 2024
Bridge loans (5)	$10,893,106	96%	688	6.89%	11.6	0%	80%
Mezzanine loans	255,556	2%	58	7.52%	51.8	51%	82%
Preferred equity investments	148,845	1%	27	6.42%	53.9	62%	79%
Construction - multifamily	4,367	<1%	2	9.97%	20.8	0%	42%
SFR permanent loans	3,082	<1%	1	9.36%	10.3	0%	40%
Total UPB	11,304,956	100%	776	6.90%	13.1	2%	80%
Allowance for credit losses	(238,967)
Unearned revenue	(31,992)
Loans and investments, net (6)	$11,033,997
________________________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the UPB of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at December 31, 2025 and 2024 was 19.9 and 22.7, respectively.
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
(5)At December 31, 2025 and 2024, bridge loans included 298 and 423, respectively, of SFR loans with a total gross loan commitment of $4.73 billion and $4.18 billion, respectively, of which $3.18 billion and $1.99 billion, respectively, was funded.
(6)Excludes exit fee receivables of $43.0 million and $46.6 million at December 31, 2025 and 2024, respectively, which is included in other assets on the consolidated balance sheets.
Concentration of Credit Risk
We are subject to concentration risk in that, at December 31, 2025, the UPB related to 65 loans with five different borrowers represented 9% of total assets. At December 31, 2024, the UPB related to 83 loans with five different borrowers represented 10% of total assets. During both 2025 and 2024, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 19 for details on our concentration of related party loans and investments.

We assign a credit risk rating of pass, pass/watch, special mention, substandard or doubtful to each loan and investment, with a pass rating being the lowest risk and a doubtful rating being the highest risk. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, payment status in accordance with current contractual terms,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and funded cash reserves. Other factors such as guarantees and other forms of recourse, market strength, remaining loan term and borrower equity are also reviewed and considered in determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. All portfolio assets are subject to, at a minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed; however, we maintain a higher level of scrutiny and focus on loans that we consider “high risk” and that possess deteriorating credit quality.

Generally speaking, given our typical loan profile, risk ratings of pass and pass/watch suggest the loan is performing and that we expect the borrower to make both principal and interest payments according to the contractual terms of the current loan agreement. A risk rating of special mention indicates loans that require closer monitoring given an observed credit weakness or may have been modified, but we currently expect the borrower to make both principal and interest payments according to the terms of the current loan agreement or we expect to fully recover our investment, including accrued interest, through the current value of the collateral and/or the financial strength of the guarantors. A risk rating of substandard indicates we have observed weaknesses or significant deterioration in multiple credit quality factors, we expect the loan to underperform in the near term, and we anticipate the loan will require intervention in the form of a modification or potential foreclosure to avoid or limit a loss of interest and/or principal. A risk rating of doubtful indicates a loss of interest and/or principal is probable and we are actively exploring options to protect our investment including foreclosing on the underlying collateral. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as the financial strength of guarantors, market strength, asset quality, or a borrower's ability to perform under modified loan terms may result in a rating that is higher or lower than might be indicated by any risk rating matrix.
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2025, and charge-offs recorded during 2025 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2025	2024	2023	2022	2021	Prior
Multifamily:
Pass	$556,801	$87,533	$22,253	$9,832	$34,843	$26,758	$738,020
Pass/Watch	1,195,412	429,300	108,276	376,064	526,961	159,810	2,795,823
Special Mention	211,404	186,984	185,088	1,788,580	2,028,742	44,479	4,445,277
Substandard	4,990	47,258	21,100	297,729	307,350	—	678,427
Doubtful	—	9,460	—	153,443	28,826	24,565	216,294
Total Multifamily	$1,968,607	$760,535	$336,717	$2,625,648	$2,926,722	$255,612	$8,873,841	3%	81%
Single-Family Rental:	Percentage of portfolio						73%
Pass	$98,510	$—	$—	$—	$—	$—	$98,510
Pass/Watch	859,819	1,006,016	571,891	448,769	71,916	34,216	2,992,627
Special Mention	36,230	—	—	52,943	—	4,600	93,773
Total Single-Family Rental	$994,559	$1,006,016	$571,891	$501,712	$71,916	$38,816	$3,184,910	0%	64%
Office:	Percentage of portfolio						26%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						<1%
Substandard	$—	$—	$—	$—	$—	$16,424	$16,424
Doubtful	—	—	—	—	—	531	531
Total Retail	$—	$—	$—	$—	$—	$16,955	$16,955	0%	97%
Land:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$—	$2,291	$2,291
Total Land	$—	$—	$—	$—	$—	$2,291	$2,291	0%	77%
Commercial:	Percentage of portfolio						<1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$2,963,166	$1,766,551	$908,608	$3,127,360	$2,998,638	$348,784	$12,113,107	2%	77%

Charge-offs, net	$—	$3,000	$—	$24,476	$31,968	$68,893	$128,337

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
Geographic Concentration Risk
At December 31, 2025, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. At December 31, 2024, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows ($ in thousands):

	Year Ended December 31, 2025
	Multifamily	Single-Family Rental	Retail	Commercial	Land	Office	Other	Total
Allowance for credit losses:
Beginning balance	$148,139	$7,524	$3,293	$1,700	$78,130	$181	$—	$238,967
Provision for credit losses (net of reversals)	43,635	1,293	(390)	—	(8,861)	70	—	35,747
Recoveries	(406)	—	—	—	—	—	—	(406)
Charge-offs, net (1)	(59,444)	—	—	—	(68,893)	—	—	(128,337)
Ending balance	$131,924	$8,817	$2,903	$1,700	$376	$251	$—	$145,971

	Year Ended December 31, 2024
Allowance for credit losses:
Beginning balance	$110,847	$1,624	$3,293	$1,700	$78,058	$142	$—	$195,664
Provision for credit losses (net of reversals)	49,501	5,900	—	—	72	39	—	55,512
Charge-offs (2)	(12,209)	—	—	—	—	—	—	(12,209)
Ending balance	$148,139	$7,524	$3,293	$1,700	$78,130	$181	$—	$238,967

	Year Ended December 31, 2023
Allowance for credit losses:
Beginning balance	$37,961	$780	$5,819	$1,700	$78,068	$8,162	$69	$132,559
Provision for credit losses (net of reversals)	72,886	844	(2,526)	—	(10)	(2,320)	(69)	68,805
Charge-offs	—	—	—	—	—	(5,700)	—	(5,700)
Ending balance	$110,847	$1,624	$3,293	$1,700	$78,058	$142	$—	$195,664
________________________
(1)Includes $40.3 million of specific reserves on six multifamily bridge loans and a multifamily mezzanine loan that were charged-off in connection with the foreclosure of the underlying collateral as REO assets at fair value.
(2)Includes $8.4 million of specific reserves on two multifamily bridge loans that were charged-off in connection with the foreclosure of the underlying collateral as REO assets at fair value.
The provision for credit losses during 2025 was primarily attributable to specifically impaired multifamily loans and, to a lesser extent, a weakening in the macroeconomic outlook of the commercial real estate market and losses recorded on the foreclosure of REO assets. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of CECL for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At December 31, 2025 and 2024, we had outstanding unfunded commitments of $1.92 billion and $2.20 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR BTR business.
At December 31, 2025 and 2024, accrued interest receivable related to our loans totaling $165.7 million and $154.4 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy, and is included in other assets on the consolidated balance sheets.

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

	December 31, 2025
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$366,275	$363,635	$38,487	0%	96%
Retail	16,955	16,855	2,903	0%	97%
Commercial	1,700	1,700	1,700	0%	100%
Total	$384,930	$382,190	$43,090	0%	96%

	December 31, 2024
Multifamily	$456,261	$444,400	$60,887	0%	99%
Land	134,215	127,868	77,869	0%	99%
Retail	19,520	15,068	3,293	0%	87%
Commercial	1,700	1,700	1,700	0%	100%
Total	$611,696	$589,036	$143,749	0%	99%
________________________________________
(1)Represents the UPB of 20 and 27 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at December 31, 2025 and 2024, respectively.
Non-performing Loans
Loans are generally classified as non-performing once the contractual payments exceed 60 days past due, unless past due payments due to us are in the process of being collected or otherwise reasonably certain to be received in the immediate future. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At December 31, 2025, 26 loans with an aggregate net carrying value of $545.0 million, net of related loan loss reserves of $10.2 million, were classified as non-performing and, at December 31, 2024, 26 loans with an aggregate net carrying value of $598.9 million, net of related loan loss reserves of $23.8 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows ($ in thousands):

	December 31, 2025		December 31, 2024
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$566,906	$553,016	$649,227	$620,072
Commercial	1,700	1,700	1,700	1,700
Retail	531	531	920	910
Total	$569,137	$555,247	$651,847	$622,682

At December 31, 2025, we had loans with a UPB of $237.0 million and accrued interest of $6.6 million that were greater than 60 days past due and classified as performing loans. Subsequent to December 31, 2025, all past due payments on these loans have been collected. At December 31, 2024, we had no loans contractually past due greater than 60 days that were still accruing interest.
Other Non-accrual Loans
In this challenging economic environment, we have been experiencing late and partial payments on certain loans in our structured portfolio. Therefore, for loans that are 60 days past due or less, if we have determined there is reasonable doubt about collectability of all principal and interest, we classify those loans as non-accrual and recognize interest income only when cash is received. The table below is a summary of those loans that are 60 days past due or less that we have classified as non-accrual, and changes to those loans for the periods presented ($ in thousands).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning balance (9 and 24 multifamily bridge loans, respectively)	$167,428	$956,917
Loans that progressed to greater than 60 days past due	(185,302)	(676,881)
Loans modified or paid off	(128,465)	(1,103,676)
Loans transferred to REO	(96,139)	—
Additional loans classified as non-accrual	290,789	991,068
Ending balance (3 and 9 multifamily bridge loans, respectively)	$48,311	$167,428
At December 31, 2025 and 2024, there were three loans and one loan, respectively, included in the table above with a UPB of $48.3 million and $32.0 million, respectively, that had specific reserves totaling $10.7 million and $5.0 million, respectively.
We recorded interest income on non-performing and other non-accrual loans of $18.2 million and $23.2 million during 2025 and 2024, respectively.
On October 31, 2025, we sold a portfolio of eight legacy loans that were collateralized by a land development project with a total UPB of $127.9 million and a net carrying value of $50.0 million (net of allowance for credit losses of $77.9 million), along with our fully impaired $2.1 million equity investment in the project, for $59.0 million, which consisted of $5.9 million in cash and a $53.1 million promissory note from the purchaser. The transaction was accounted for as a loan restructuring with a $68.9 million charge-off against the allowance for credit losses and a reversal of the allowance for credit losses of $9.0 million. The promissory note bears interest at a fixed rate of 10.00%, with a 3.00% pay rate and a 7.00% accrual rate, includes mandatory principal paydowns of $5.9 million annually with the remaining balance due in full in October 2029 and was recorded within loans and investments, net on the consolidated balance sheet. The note is initially secured by the land development project, with lien releases permitted on sold units while the borrower is in good standing and is also supported by a full payment guaranty from an affiliate of the borrower. This transaction also resulted in a $29.2 million tax deduction, which reduced our tax expense by approximately $7.3 million. At December 31, 2025, the new loan was performing in accordance with its terms and was on accrual status.
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

The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the year ended December 31, 2025 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$1,351,453	$226,875	$83,975	$1,662,303
Office	—	33,410	—	33,410
Single-Family Rental	—	—	16,490	16,490
Total UPB	$1,351,453	$260,285	$100,465	$1,712,203
________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(1)These loans were modified to a weighted average pay rate and deferred rate of 4.23% and 3.06%, respectively, at December 31, 2025. A significant portion of these loans (total UPB of $1.05 billion) were also modified to extend the weighted average term by 16.7 months. These modifications also include loans with a total UPB of $185.1 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 4.85% and 1.26%, respectively, at December 31, 2025 and to extend the weighted average term by 22.4 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments.
(4)The total UPB of these loan modifications were $1.59 billion at December 31, 2025 and represented 13% of our total Structured Business loans and investments portfolio at December 31, 2025.
(5)At December 31, 2025, modified loans with a total UPB of $121.8 million have specific reserves totaling $6.8 million.
(6)Loans with a total UPB of $549.2 million were modified more than once in 2025 and were only included once in the table and disclosures above. These loans are classified according to the nature of their most recent modification. Includes loans with a total UPB of $651.1 million which were also modified in prior years. Using the SOFR rate at December 31, 2025, the loans also modified in prior years were modified from a weighted average pay rate and deferred rate of 5.97% and 1.30%, respectively, to a weighted average pay rate and deferred rate of 4.34% and 2.80%, respectively.

The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the year ended December 31, 2024 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Term Extensions (2)	Rate Reductions With/Without Term Extensions (3)	Other (4)	Total (5)(6)(7)
Multifamily	$2,197,385	$874,090	$134,630	$394,142	$3,600,247
Single-Family Rental	74,078	—	38,479	—	112,557
Total UPB	$2,271,463	$874,090	$173,109	$394,142	$3,712,804
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.99% and 2.05%, respectively, at December 31, 2024. A significant portion of these loans (total UPB of $1.81 billion) were also modified to extend the weighted average term by 19.1 months. These modifications also include loans with a total UPB of $379.0 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to extend the weighted average term by 12.7 months.
(3)These loans were modified to extend the weighted average term by 35.2 months and to reduce the weighted average interest rate by 0.62%.
(4)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves.
(5)The total UPB of these loan modifications were $3.56 billion at December 31, 2024 and represented 31% of our total Structured Business loans and investments portfolio at December 31, 2024.
(6)At December 31, 2024, modified loans with a total UPB of $380.8 million have specific reserves totaling $41.3 million.
(7)Loans with a total UPB of $410.2 million were modified more than once in 2024 and were only included once in the table and disclosures above. These loans were classified according to the nature of their most recent modification.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the year ended December 31, 2023 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)(2)
Multifamily	$398,461
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.92% and 2.16%, respectively, at December 31, 2023 and the weighted average term was extended by 14.6 months.
(2)The total UPB of these loan modifications were $351.8 million at December 31, 2023 and represented 3% of our total Structured Business loans and investments portfolio at December 31, 2023.
During 2025, we recorded $9.9 million of deferred interest on loans that we modified during 2025 and $36.0 million for loans previously modified or resolved. During 2024, we recorded $27.7 million of deferred interest on loans that we modified during 2024 and $19.9 million for loans previously modified or resolved. During 2023, we recorded $12.6 million of deferred interest on loans that we modified during 2023. All of these amounts include deferred interest recorded on loans disclosed under "Loan Resolutions." During 2025 and 2024, we reversed through interest income $29.3 million and $1.1 million, respectively, of interest receivable that was previously accrued on modified loans that we deemed the collection of interest was doubtful.

At December 31, 2025 and 2024, we have recorded deferred interest totaling $68.3 million and $61.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty, which includes deferred interest from loan resolutions. The deferred interest is included in other assets on the consolidated balance sheets.

At December 31, 2025 and 2024, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $17.4 million and $56.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at December 31, 2025, except for 3 loans with a total UPB of $137.5 million, which includes 2 loans with a total UPB of $46.7 million that were modified to provide temporary rate relief through a pay and accrual feature. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accrual loans. These loans have no specific reserves as the estimated fair value of the properties exceeded our carrying value at December 31, 2025.
There were no other material loan modifications, refinancings and/or extensions during 2025, 2024 or 2023 for borrowers experiencing financial difficulty.
Loan Resolutions
In October 2025, we exercised our right to foreclose on a property in Joshua, Texas that was the underlying collateral for a non-accruing bridge loan with a UPB of $16.5 million, an interest rate of SOFR plus 4.75% with a SOFR floor of 5.24% and a net carrying value of $16.4 million. We sold the property in October 2025 for $16.5 million to a new borrower and provided a $15.5 million bridge loan with an interest rate equal to the greater of 5.68% or SOFR plus 1.70%. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.2 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
In October 2025, we exercised our right to foreclose on a property in Houston, Texas that was the underlying collateral for a non-accruing bridge loan with a UPB of $31.2 million, an interest rate of SOFR plus 4.25% with a SOFR floor of 2.51% and a net carrying value of $25.1 million, which includes a loan loss reserve of $2.5 million. At foreclosure, we recorded a $0.8 million loan loss reversal and charged-off the remaining loan loss reserves of $1.7 million. We sold the property in December 2025 for $30.0 million to a new borrower and provided a $29.5 million bridge loan with an interest rate equal to the greater of 4.50% or SOFR plus 2.50%.
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
In the fourth quarter of 2024, we exercised our right to foreclose on two properties in Houston, Texas, that were the underlying collateral for two bridge loans with an aggregate UPB of $73.3 million, a weighted average interest rate of SOFR plus 3.29%, with a weighted average SOFR floor of 0.68%, and an aggregate net carrying value of $56.5 million, which includes loan loss reserves totaling $9.0 million and holdback reserves totaling $8.2 million. At foreclosure, we recorded a $7.7 million loan loss reversal and charged-off the remaining loan loss reserves of $1.3 million. Additionally, we simultaneously sold both properties for $67.6 million to a new borrower and provided two new bridge loans totaling $67.6 million with a weighted average fixed interest rate of 4.25% for the first two years and 5.75% in the third year. The new loans were deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability totaling $5.0 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loans. The gains and losses of this transaction were recorded through the provision for credit losses, net on the consolidated statements of income.
In July 2024, we exercised our right to foreclose on a property in Waco, Texas, that was the underlying collateral for a non-performing bridge loan with a UPB of $12.7 million, an interest rate of SOFR plus 3.75%, with a SOFR floor of 0.10%, and a net carrying value of $11.3 million, which was net of a $1.5 million loan loss reserve. At foreclosure, we recorded a $1.0 million loan loss reversal and charged-off the remaining loan loss reserve. Additionally, we simultaneously sold the property for $12.3 million to a new borrower and provided a new $12.3 million bridge loan with an interest rate of SOFR, with a SOFR floor of 5.25%, which was deemed to be a significant financing component of the transaction. As a result, we recorded a loss and corresponding liability of $1.0 million as an adjustment to the purchase price which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses.
In July 2024, we exercised our right to foreclose on a property in Savannah, Georgia, that was the underlying collateral for a non-performing bridge loan with a UPB of $7.3 million, an interest rate of SOFR plus 3.75%, with a SOFR floor of 0.10%, and a net carrying value of $6.6 million, which was net of a $0.8 million loan loss reserve. At foreclosure, we recorded a $0.8 million loan loss reversal and a gain of $0.3 million. Additionally, we simultaneously sold the property for $7.7 million to a new borrower and provided a new $7.3 million bridge loan with a fixed pay rate of 4.00% and a fixed accrual rate of 2.00% that is deferred to payoff, which was deemed to be a significant financing component of the transaction. As a result, we recorded a loss and corresponding liability of $0.5 million as an adjustment to the purchase price which will be accreted into interest income over the life of the loan. The gains and losses of this transaction were recorded through the provision for credit losses, net.
In April 2024, we exercised our right to foreclose on a group of properties in Houston, Texas, that were the underlying collateral for a bridge loan with a UPB of $100.3 million. We simultaneously sold the properties for $101.3 million to a newly formed entity, which was initially capitalized with $15.0 million of equity and a new $95.3 million bridge loan that we provided at SOFR plus 3.00%. At December 31, 2025, total equity invested was $21.2 million and is made up of $9.4 million from AWC Real Estate Opportunity Partners I LP ("AWC”), a fund in which we have a 46% noncontrolling limited partnership interest (see Note 8 for details) and $11.8 million from

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
multiple independent ownership groups. AWC and one of the other equity members are the co-managing members of the entity that owns the real estate. We did not record a loss on the original bridge loan and received all past due interest owed.
In the fourth quarter of 2023, we converted a first mortgage loan and a preferred equity investment in an office building to a common equity investment, which is classified as real estate owned in our consolidated balance sheets. On the date of the conversion, the investment had a net carrying value of $37.1 million, net of an $8.0 million reserve. Upon conversion, we recognized a $2.3 million loan loss reversal as a result of the fair value of the property exceeding the carrying value of our loan and preferred equity investment. We intend to convert the building to residential condominiums.
In April 2023, we exercised our right to foreclose on a group of properties in Houston, Texas, that are the underlying collateral for 4 bridge loans with a total UPB of $217.4 million. We simultaneously sold these properties to a significant equity investor in the original bridge loans and provided new bridge loan financing as part of the sale totaling $239.4 million with a fixed pay rate increasing over time from 3.00% to 5.00%, while deferring up to a weighted average total rate of SOFR plus 3.47%. We did not record a loss on the original bridge loans and recovered all the outstanding interest owed to us as part of this restructuring. At December 31, 2025 and 2024, we have deferred interest totaling $29.4 million and $22.2 million accrued, respectively, related to these new loans, which is included in other assets.
See Note 9 for additional loan resolution details.
Interest Reserves
Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the loan documents to cover debt service costs. At December 31, 2025 and 2024, we had total interest reserves of $259.7 million and $215.4 million, respectively, on 444 loans and 589 loans, respectively, with a total UPB of $8.68 billion and $8.65 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Fannie Mae	$303,196	$171,235
Private Label	77,798	38,962
FHA	22,390	65,589
SFR - Fixed Rate	2,777	3,246
Freddie Mac	2,225	159,201
	408,386	438,233
Fair value of future MSR	5,921	5,138
Unrealized impairment recovery (loss)	1,414	(1,381)
Unearned discount	(6,640)	(6,231)
Loans held-for-sale, net	$409,081	$435,759
During 2025, 2024 and 2023, we sold $5.10 billion, $4.61 billion and $4.89 billion, respectively, of loans held-for-sale.
At December 31, 2025 and 2024, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized MSRs reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 6.1 years and 6.9 years at December 31, 2025 and 2024, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our capitalized MSR activity is as follows ($ in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$363,861	$4,817	$368,678	$382,582	$8,672	$391,254
Additions	53,277	—	53,277	54,346	—	54,346
Amortization	(69,619)	(1,893)	(71,512)	(65,570)	(2,852)	(68,422)
Write-downs and payoffs	(9,345)	(256)	(9,601)	(7,497)	(1,003)	(8,500)
Ending balance	$338,174	$2,668	$340,842	$363,861	$4,817	$368,678
We collected prepayment fees totaling $3.5 million, $3.0 million and $6.4 million during 2025, 2024 and 2023, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At December 31, 2025 and 2024, no MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at December 31, 2025 is as follows ($ in thousands):

Year	Amortization
2026	$70,956
2027	66,829
2028	59,867
2029	50,954
2030	37,199
Thereafter	55,037
Total	$340,842
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 6 – Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

December 31, 2025
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$24,085,960	66%	New York	13%
Freddie Mac	7,455,088	21%	Texas	10%
Private Label	2,558,048	7%	North Carolina	8%
FHA	1,549,483	4%	California	7%
Bridge (2)	277,738	1%	Florida	7%
SFR - Fixed Rate	277,490	1%	Georgia	5%
Total	$36,203,807	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%

December 31, 2024
Fannie Mae	$22,730,056	67%	Texas	11%
Freddie Mac	6,077,020	18%	New York	11%
Private Label	2,605,980	8%	California	8%
FHA	1,506,948	5%	North Carolina	7%
Bridge (2)	278,494	1%	Georgia	6%
SFR - Fixed Rate	271,859	1%	Florida	6%
Total	$33,470,357	100%	New Jersey	5%
			Other (3)	46%
			Total	100%
________________________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At December 31, 2025 and 2024, our weighted average servicing fee was 35.6 basis points and 37.8 basis points, respectively. At December 31, 2025 and 2024, we held total escrow balances (including unfunded CLO hold backs) of approximately $1.35 billion and $1.45 billion, respectively, of which approximately $1.34 billion and $1.41 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of servicing revenue, net are as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Servicing fees	$133,067	$129,092	$123,975
Interest earned on escrows	54,186	70,742	77,916
Prepayment fees	3,477	2,984	6,387
Write-offs and payoffs of MSRs	(9,601)	(8,500)	(14,736)
Amortization of MSRs	(71,512)	(68,422)	(63,093)
Servicing revenue, net	$109,617	$125,896	$130,449
Note 7 – Securities Held-to-Maturity
Agency Private Label Certificates. In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At December 31, 2025, we retained APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 5.3 years. The weighted average effective interest rate was 8.84% at both December 31, 2025 and 2024, including the accretion of a portion of the discount deemed collectible. Approximately $63.6 million is estimated to mature in one to five years and $129.2 million is estimated to mature in five to ten years.
Agency B Piece Bonds. Freddie Mac may choose to hold, sell or securitize loans we sell to them under the Freddie Mac SBL program. As part of the securitizations under the SBL program, we have the ability to purchase the B Piece bond through a bidding process, which represents the bottom 10%, or highest risk, of the securitization. At December 31, 2025, we retained 49%, or $106.2 million initial face value, of seven B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, bear interest at an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 12.1 years. The weighted average effective interest rate was 2.00% and 11.76% at December 31, 2025 and 2024, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $36.7 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows ($ in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
APL certificates	$192,791	$140,682	$(15,143)	$125,539	$1,664
B Piece bonds	36,730	15,405	9,203	24,608	15,349
Total	$229,521	$156,087	$(5,940)	$150,147	$17,013
December 31, 2024
APL certificates	$192,791	$134,834	$(22,803)	$112,031	$1,658
B Piece bonds	37,221	22,320	10,157	32,477	9,188
Total	$230,012	$157,154	$(12,646)	$144,508	$10,846
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows ($ in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,658	$9,188	$10,846	$2,272	$3,984	$6,256
Provision for credit loss expense/(reversal)	6	6,161	6,167	(614)	5,204	4,590
Ending balance	$1,664	$15,349	$17,013	$1,658	$9,188	$10,846

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of loss. At December 31, 2025, securities held-to-maturity with a carrying value of $19.5 million (before specific allowances of $14.6 million) were on non-accrual status. We continue to accrue interest on all other securities that remain current.
We recorded interest income (including the amortization of discount) related to these investments of $14.2 million, $15.9 million and $13.6 million during 2025, 2024 and 2023, respectively.
Note 8 —Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows ($ in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at December 31, 2025
Equity Affiliates	December 31, 2025	December 31, 2024
Fifth Wall Ventures	$17,260	$14,490	$—
AWC Real Estate Opportunity Partners I LP	17,134	13,562	108,450
AMAC Holdings III LLC	12,714	15,413	33,410
ARSR DPREF I LLC	5,745	5,603	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Clarus Berkley	1,500	—	67,900
The Park at Via Terrossa	578	606	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
The Cypress at Wesley Park	265	—	14,964
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Arbor Residential Investor LLC	—	23,868	—
West Shore Café	—	—	—
Total	$57,966	$76,312	$246,569
Fifth Wall. We committed to a $25.0 million investment for a 7.6% interest in two related private equity funds whose investment objective is to invest primarily in technology, technology-enabled or technology-related companies that are relevant or complementary to the build environment, including real estate or real estate-related industries. We have no role in the management of the investment funds. During 2025, 2024 and 2023, we recorded income associated with this investment of $1.2 million, $0.1 million and a loss of $1.2 million, respectively. During 2025 and 2024, we made contributions of $2.9 million and $1.1 million, respectively, and during 2025 we received distributions of $1.4 million, which were classified as returns of capital.
AWC Real Estate Opportunity Partners I LP ("AWC"). We committed to a $24.0 million investment, of which $11.7 million was initially funded, for an initial 99% noncontrolling interest in a fund whose objective is to make investments in sustainable affordable housing structures, with the intention to bring in additional partners. In addition, we entered into an agreement with the general partner to provide a loan, up to a maximum of $0.9 million, to fund a portion of their 1% general partnership interest ($0.4 million was funded at December 31, 2025). In 2024, in accordance with the fund's objectives, AWC brought in an additional capital partner who committed to a $25.0 million investment ($21.8 million was funded at December 31, 2025) in exchange for a 51% noncontrolling limited partnership interest and 17.5% of the general partner's interest in the fund. An additional capital partner was also brought in during the first quarter of 2025, who committed to a $3.0 million investment ($2.6 million was funded at December 31, 2025). The new equity partners diluted our interest in the fund to a 46% noncontrolling limited partnership interest. In 2024, AWC invested $9.4 million for a 44% interest in a newly formed entity, which purchased a group of properties in Houston, Texas, that were the collateral for a $100.3 million bridge loan that we foreclosed on simultaneously with the sale. We sold the Houston properties for $101.3 million, which was primarily financed with a new $95.3 million bridge loan we provided at SOFR plus 3%. See Note 3 for details. In 2023, this fund also purchased our equity interest in North Vermont Avenue at a discount for $1.3 million, which was recorded as a reduction to our investment in AWC. The remaining capital invested in the fund was used to purchase four additional qualified investments and to pay for legal and administrative expenses

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
primarily related to the formation of the fund. We provided a $13.0 million Fannie Mae DUS loan and a $13.2 million bridge loan to the owners of the real estate on two of these investments.
During 2025 and 2024, we made contributions of $6.1 million and $13.6 million, respectively, received distributions of $1.0 million and $11.2 million, respectively, which were classified as returns of capital, and recorded losses of $1.6 million and $0.5 million, respectively, related to this investment. Interest income recorded from the bridge loans was $8.2 million and $5.4 million during 2025 and 2024, respectively. Operating results from this investment were de minimis during 2023.
AMAC III. We committed to a $30.0 million investment for an 18% interest in a multifamily-focused commercial real estate investment fund that is sponsored and managed by our chief executive officer and one of his immediate family members. During 2025, 2024 and 2023, we recorded losses associated with this investment of $3.6 million, $2.3 million and $1.9 million, respectively. During 2025 and 2024, we made contributions of $0.9 million and $4.1 million, respectively.
ARSR DPREF I LLC. We entered into a joint venture whose objective is to invest in preferred equity investments in commercial real estate and we contributed 50% of a $10.2 million preferred equity loan originated by us to the joint venture. We hold a 50% interest in the joint venture which is structured to reflect joint control, allocation of profits and losses and capital contributions. The agreement provides for a total joint venture contribution of $70.0 million, which may be upsized to $140.0 million. During 2025 and 2024, we recorded income associated with this investment of $0.6 million and $0.7 million, respectively, and received distributions of $0.5 million and $0.4 million, respectively, which were classified as returns of capital. Operating results from this investment were de minimis during 2023.
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
Clarus Berkley. In the fourth quarter of 2025, we contributed $1.5 million for a 3.6% interest in a multifamily property. Operating results from this investment were de minimis during 2025.
The Park at Via Terrossa. We contributed $0.6 million, for a 5% interest in a multifamily property. Operating results from this investment were de minimis during 2025 and 2024.
Docsumo Pte. Ltd. (“Docsumo”). We invested $0.5 million for a noncontrolling interest in Docsumo, a startup company that converts unstructured documents, such as bank statements and pay stubs, to accurate structured data and checks documents for fraud, such as photoshopped layers and font changes, using AI. Operating results from this investment were de minimis for all periods presented.
The Cypress at Wesley Park. In the third quarter of 2025, we originated a $15.0 million Fannie Mae loan, which was used to purchase a recently constructed SFR portfolio in Florida, and invested $0.3 million of equity for a 5% ownership interest in the portfolio. The loan was sold to Fannie Mae during the third quarter. Operating results from this investment were de minimus during 2025.
Lexford Portfolio. We invested less than $0.1 million for a noncontrolling interest in Lexford, a portfolio of multifamily assets. We currently hold a 30.8% economic interest in this investment. During 2025, we recognized income of $56.0 million, net of $3.0 million in transaction related expenses and received distributions from this investment of $59.0 million. The distribution received relates to the sales of a portion of Lexford's multifamily asset portfolio. During 2024 and 2023, we received distributions from the investment and recognized income of $9.0 million and $12.2 million, respectively.
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
Arbor Residential Investor LLC (“ARI”). We invested $9.6 million for a 50% interest in ARI, with our former manager (ACM) holding the remaining 50%. ARI was formed to hold a 50% interest in Wakefield Investment Holdings LLC (“Wakefield”), an entity that was formed with a third party to hold a controlling interest (65%) in a residential mortgage banking business. During 2025, 2024 and 2023, we recorded a loss of $1.7 million, $1.2 million and income of $0.6 million, respectively, to income from equity affiliates in the consolidated statements of income. We also received $22.5 million and $7.7 million in cash distributions from this investment during 2025 and 2024, respectively, which were classified as returns of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore we did not record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which the first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made in July 2025, for which we received $16.4 million as our allocable share.
West Shore Café. We owned a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. We provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property. In 2018, we determined that this investment exhibited indicators of impairment and recorded an other-than-temporary impairment for the full carrying amount of this investment and fully reserved the first mortgage loan. In October 2025, we sold the first mortgage loan, along with our equity interest in this investment, as part of the sale of a portfolio of loans collateralized by a land development project. See Note 3 for details.
Equity Participation Interest. During 2023, we received $14.5 million from equity participation interests on properties that were sold and which we had loans that previously paid off. These were classified as returns of capital and recognized as income from equity affiliates.
See Note 19 for additional details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows ($ in thousands):

	December 31, 2025				December 31, 2024
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$109,788	$13,599	$7,947	$131,334	$29,171	$13,599	$7,947	$50,717
Building and intangible assets	363,281	48,882	—	412,163	99,812	35,561	—	135,373
Less: Impairment loss	(20,500)	(2,500)	—	(23,000)	—	(2,500)	—	(2,500)
Less: Accumulated depreciation and amortization	(18,015)	(3,544)	—	(21,559)	(4,497)	(2,550)	—	(7,047)
Real estate owned, net	$434,554	$56,437	$7,947	$498,938	$124,486	$44,110	$7,947	$176,543
Number of properties	15	2	2	19	4	2	2	8

During 2025, we foreclosed sixteen multifamily bridge loans with an aggregate net carrying value of $441.0 million (net of specific CECL reserves of $41.0 million) and received ownership of the underlying collateral as REO assets. Upon foreclosure, during 2025, we charged off $40.3 million of CECL reserves and reversed $0.7 million.
During 2025, we sold five multifamily REO assets for $121.9 million and repaid $69.2 million of outstanding notes payable. We recognized a loss of $2.7 million related to these dispositions, excluding the loss associated with the significant financing component discussed below. Additionally, we provided new bridge loan financing to the new borrowers totaling $125.6 million. The bridge loans bear interest at fixed rates ranging from 4.75% to 6.00% (stepping up annually), or at floating rates generally equal to the greater of stated floors ranging from 5.00% to 7.32% and SOFR plus spreads ranging from 0.50% to 3.30% (with certain loans stepping up annually). Three of the new loans provided were deemed to be a significant financing component of the transactions and as a result, during 2025, we recorded a loss and corresponding liability of $3.2 million, as an adjustment to the purchase price, which will be accreted into interest income over the life of the loans. The net losses of these transactions were recorded through (loss) gain on real estate on the consolidated statements of income.
See Note 3 for details of properties foreclosed and sold within the same reporting period.
During 2025, we determined that certain of our REO assets exhibited indicators of impairment based on expected disposition strategies, our evaluation of current market conditions and other property-specific assumptions. Based on our impairment analyses performed, we recorded an impairment loss of $20.5 million related to six properties, which represents the extent to which the carrying value of the property exceeded its estimated fair value.
At December 31, 2025 and 2024, we had notes payable totaling $223.0 million and $74.9 million, respectively, to finance our REO assets. Interest rates on the notes payable range from SOFR plus 2.35% to SOFR plus 3.25%, with maturities spanning from February 2026 to September 2027.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2025, our multifamily properties had a weighted average occupancy rate of approximately 45%, excluding two properties that were vacant due to renovations. At December 31, 2024, our multifamily properties had a weighted average occupancy rate of approximately 77%. At both December 31, 2025 and 2024, both office buildings were vacant.
During 2024, we foreclosed on three multifamily bridge loans and took back the underlying collateral as REO assets. These properties had a total carrying value of $97.4 million at December 31, 2024.
During 2024, we sold an office REO asset for $14.2 million, repaid the note payable outstanding of $9.0 million, and recognized a $3.8 million gain.
During 2025, 2024 and 2023, we recorded depreciation expense related to the REO assets of $19.1 million, $3.7 million and $2.9 million, respectively.
Subsequent Event. In 2026, we foreclosed on two loans with a total UPB of $33.9 million.
Note 10 — Goodwill and Other Intangible Assets
Goodwill. The goodwill balance at both December 31, 2025 and 2024 was $56.6 million.
Other Intangible Assets. The following table sets forth the other intangible assets activity ($ in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Finite‑lived intangible assets:
Borrower relationships	$14,400	$(13,620)	$780	$14,400	$(12,180)	$2,220
Below market leases	4,010	(3,863)	147	4,010	(3,737)	273
Infinite‑lived intangible assets:
Fannie Mae DUS license	17,100	—	17,100	17,100	—	17,100
Freddie Mac Program Plus license	8,700	—	8,700	8,700	—	8,700
FHA license	3,200	—	3,200	3,200	—	3,200
	$47,410	$(17,483)	$29,927	$47,410	$(15,917)	$31,493
The amortization expense recorded for these intangible assets was $1.6 million, $3.3 million and $4.7 million for 2025, 2024 and 2023, respectively.
At December 31, 2025, the weighted average remaining lives of our amortizable finite-lived intangible assets and the estimated annual amortization expense are as follows ($ in thousands):

	Wtd. Avg. Remaining Life (in years)	Estimated Amortization Expense for the Years Ending December 31,
		2026	2027
Finite‑lived intangible assets:
Borrower relationships	0.3	$780	$—
Below market leases	1.0	126	21
	0.4	$906	$21
See Note 21 for details of goodwill and other intangible assets by segment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 11 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

	December 31, 2025				December 31, 2024
	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate	UPB	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate
Structured Business
$1.4B joint repurchase facility (2)	$885,119	$882,635	$1,468,161	6.36%	$661,159	$657,690	$1,104,791	6.76%
$1.22B repurchase facility	1,153,313	1,149,944	1,555,403	5.67%	—	—	—	—
$1B repurchase facility (2)(6)	—	—	—	—	215,832	215,459	336,193	6.97%
$1B repurchase facility	880,380	879,499	1,207,513	6.45%	782,956	781,812	1,055,321	7.20%
$850M repurchase facility (2)	444,452	443,880	725,309	6.29%	203,348	202,798	362,695	7.28%
$650M repurchase facility (2)(3)	462,702	462,694	549,069	6.33%	499,039	499,017	678,017	6.98%
$400M credit facility	67,959	66,479	125,099	7.03%	140,412	138,695	237,123	7.69%
$400M repurchase facility	292,232	291,342	383,195	5.86%	74,925	74,896	109,920	6.59%
$350M repurchase facility	127,253	127,199	238,422	5.77%	134,368	134,189	203,135	6.53%
$250M repurchase facility	73,680	73,052	113,121	6.82%	—	—	—	—
$250M repurchase facility	98,848	98,186	126,340	5.22%	—	—	—	—
$250M credit facility	79,220	78,963	102,758	6.27%	108,861	108,696	145,148	7.43%
$200M repurchase facility	41,480	41,114	59,147	6.32%	156,329	155,676	214,441	6.98%
$64M loan specific credit facilities	63,500	63,456	87,000	5.70%	134,131	133,965	181,108	6.59%
$40M credit facility	15,576	15,532	24,610	6.12%	15,576	15,387	24,610	6.77%
$35M working capital facility	35,000	35,000	—	6.69%	—	—	—	—
Repurchase facility - securities (2)(4)	50,280	50,280	—	5.11%	18,549	18,549	—	6.12%
Structured Business total (5)	$4,770,994	$4,759,255	$6,765,147	6.12%	$3,145,485	$3,136,829	$4,652,502	7.00%

Agency Business
$750M ASAP agreement	$91,965	$91,965	$92,733	4.91%	$62,196	$62,196	$62,372	5.48%
$500M repurchase facility	89,431	89,427	89,573	5.19%	40,878	40,872	41,165	5.81%
$200M credit facility	101,849	101,802	102,409	5.55%	141,217	141,169	141,971	5.89%
$200M credit facility	43,023	42,887	43,096	5.76%	137,878	137,762	138,793	5.84%
$100M joint repurchase facility (2)	64,445	64,315	77,798	6.24%	28,656	28,611	38,962	6.34%
$50M credit facility (7)	—	—	—	—	11,723	11,723	11,723	5.84%
$1M repurchase facility (2)(3)	—	—	—	—	328	328	469	6.83%
Agency Business total	$390,713	$390,396	$405,609	5.45%	$422,876	$422,661	$435,455	5.84%
Consolidated total	$5,161,707	$5,149,651	$7,170,756	6.07%	$3,568,361	$3,559,490	$5,087,957	6.86%
________________________________________
(1)At December 31, 2025 and 2024, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $11.7 million and $8.6 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.3 million and $0.2 million, respectively.
(2)These facilities are subject to margin call provisions associated with changes in interest spreads.
(3)A portion of this facility was used to finance a fixed-rate SFR permanent loan reported through our Agency Business, which has been paid off.
(4)At December 31, 2025 and 2024, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.5 million and $26.6 million, respectively. At December 31, 2025, this facility was also collateralized by investment grade notes we retained from our BTR CLO 1 securitization with a principal balance of $41.0 million.
(5)These amounts exclude outstanding notes payable on our REO assets with a debt carrying value of $223.0 million and $74.9 million at December 31, 2025 and 2024, respectively.
(6)This facility matured in October 2025 and was not renewed.
(7)This facility matured in December 2025 and was not renewed.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Usually, our credit and repurchase facilities have extension options that are at the discretion of the financial institutions in which we have long standing relationships with. These facilities typically renew annually and also include a "wind-down" feature.
Joint Repurchase Facility. We have a $1.50 billion joint repurchase facility that is shared between the Structured Business and the Agency Business, and matures in July 2027 with a one-year extension option. This facility is used to finance both structured and Private Label loans. The interest rate under the facility is determined on a loan-by-loan basis and may include a floor equal to a pro rata share of the floors included in our originated loans. The facility has an overadvance available of $75.0 million that has an interest rate of SOFR plus 6.85%, which amortizes quarterly through December 2026. The facility has a maximum advance rate of 80% on all loans. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.
Structured Business. We utilize credit and repurchase facilities with various financial institutions to finance our loans and investments as described below. Many of these facilities have a maximum advance rate between 70% to 83%, depending on the asset type financed.
At December 31, 2025 and 2024, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 6.40% and 7.43%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and working capital facility, was 69% and 67% at December 31, 2025 and 2024, respectively.
We have a $1.22 billion repurchase facility to refinance loans previously held in our CLOs. This facility has a 24-month reinvestment period through March 2027. The facility has an interest rate of SOFR plus 1.85% and matures at the latest maturity date of all purchased assets, which is currently June 2028. The facility has an overadvance available of $25.0 million that has an interest rate of SOFR plus 6.85%, which amortizes quarterly through December 2026. Additionally, this facility was approximately 88% non-recourse to us and had an 80% advance rate at closing.
We have a $1.00 billion repurchase facility, which includes a concentration limit for delinquent loans to remain in the facility for up to two years. The interest rate on new loans is determined on a loan-by-loan basis. Permitted delinquent loans have an interest rate of SOFR plus 3.00% and can comprise up to 10% of the outstanding facility balance, or up to 15% at the lender's discretion. The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
We have an $850.0 million repurchase facility, of which $600.0 million may be used to finance performing loans and $250.0 million may be used to finance non-performing loans, that matures in December 2026 with a one-year extension option. The $600.0 million portion of the facility has an interest rate of SOFR plus 1.75%, with a SOFR floor of 0.15% that increases to SOFR plus 2.25%, with a 0.15% SOFR floor after the loan has been in the line for a year. At December 31, 2025, $93.3 million of loans were transferred in from a terminated facility and has a weighted average interest rate of SOFR plus 2.54%. The $250.0 million portion of the facility has an interest rate of SOFR plus 3.25%, with a SOFR floor equal to the greater of 2.50% or the floor of the underlying loan.
We have a $650.0 million repurchase facility to finance SFR loans that has an interest rate ranging from SOFR plus 2.36% to 3.11%, depending on the type of loan financed, with a 0.25% SOFR floor, and matures in October 2026.
We have a $400.0 million credit facility to finance performing and non-performing loans that has an interest rate of SOFR plus 3.25%, with a SOFR floor of 1.00%, and matures in March 2027.
We have a $400.0 million repurchase facility to finance bridge and construction loans that has an interest rate ranging from SOFR plus 1.75% to 3.50% depending on the type of loan financed, with a SOFR floor determined on a loan-by-loan basis, and matures in January 2027, with a one-year extension option.
We have a $350.0 million repurchase facility to finance bridge loans that matures in March 2026. The interest rate under the facility is determined on a loan-by-loan basis.
We have a $250.0 million repurchase facility to finance multifamily construction loans that matures in September 2027, with a one-year extension option. The facility has an interest rate of SOFR plus 3.25%, with a SOFR floor equal to the lesser of 2.50% or the floor of the underlying loan.

We have a $250.0 million repurchase facility to finance bridge loans that has an interest rate ranging from SOFR plus 1.45% to 2.65% depending on the duration of time the loan is being financed determined on a loan-by-loan basis, and matures in October 2026.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We have a $250.0 million credit facility to finance SFR loans that matures in October 2027. This facility has an interest rate of SOFR plus 2.50%, with an all-in floor of 5.00%.
We have a $200.0 million repurchase facility to finance SFR loans with a $100.0 million accordion feature that matures in March 2027, with a one-year extension option. This facility has an interest rate of SOFR plus 2.55%.
We have loan specific credit facilities totaling $63.5 million used to finance individual bridge loans. The facilities have interest rates ranging from SOFR plus 1.85% to 2.10%, with a SOFR floor of 2.20%. The facilities mature between July 2026 and August 2027.
We have a $40.0 million credit facility used to purchase loans that has an interest rate of SOFR plus 2.35% and matures in April 2026, with a one-year extension option.
We have a $35.0 million unsecured working capital line of credit that has an interest rate of SOFR plus 3.00%. This line matures in April 2026 and is typically renewed annually.
We have an uncommitted repurchase facility that is used to finance certificates retained by us from our Q Series securitization and investment grade notes retained from our BTR CLO 1 securitization. This facility has an interest rate ranging from SOFR plus 1.20% to 1.90% and has no expiration date.
Agency Business. We utilize credit and repurchase facilities with various financial institutions to finance substantially all of our loans held-for-sale as described below. The financial institutions that provide these facilities generally have a security interest in the underlying mortgage notes that serve as collateral for these facilities.
We have a $750.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and has an interest rate of SOFR plus 1.15%, with a 0.25% SOFR floor.
We have a $500.0 million repurchase facility that has an interest rate of SOFR plus 1.43% and matures in November 2026.
We have a $200.0 million credit facility that has an interest rate of SOFR plus 1.40% and matures in March 2026.
We have a $200.0 million credit facility that has an interest rate of SOFR plus 1.35% and matures in June 2026. We have the ability to borrow up to an additional $200.0 million under this facility at the lender's discretion determined on a loan-by-loan basis. This facility includes a $37.5 million sublimit for principal and interest advances we make as the primary servicer to Fannie Mae in connection with potential delinquent loans under the Fannie Mae forbearance program, which has an interest rate of SOFR plus 1.75%.
We have a letter of credit facility to secure obligations under the Fannie Mae DUS program and the Freddie Mac SBL program with a total committed amount of up to $75.0 million. The facility has a fixed interest rate of 2.875%, matures in September 2027, and is primarily collateralized by our servicing revenue as approved by Fannie Mae and Freddie Mac. The facility includes a $5.0 million sublimit for obligations under the Freddie Mac SBL program. At December 31, 2025, the letters of credit outstanding include $70.0 million for the Fannie Mae DUS program and $5.0 million for the Freddie Mac SBL program.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
December 31, 2025	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 20	$933,187	$924,504	5.50%	$1,045,664	$1,040,984	$—
BTR CLO 1	525,304	517,395	6.29%	685,746	683,807	—
CLO 18 (5)	971,595	970,979	6.01%	1,339,523	1,338,395	21,469
CLO 17 (5)	1,055,700	1,055,380	5.66%	1,443,820	1,443,845	—
Total CLOs	3,485,786	3,468,258	5.81%	4,514,753	4,507,031	21,469
Q Series securitization (6)	—	—	—	50,600	50,600	—
Total securitized debt	$3,485,786	$3,468,258	5.81%	$4,565,353	$4,557,631	$21,469

December 31, 2024
CLO 19	$753,987	$751,364	7.02%	$912,935	$912,392	$—
CLO 18	1,335,647	1,332,950	6.47%	1,684,765	1,684,285	37,090
CLO 17	1,482,657	1,480,495	6.15%	1,811,391	1,810,463	50,910
CLO 16	682,845	681,008	5.93%	944,660	943,542	—
CLO 14	326,238	326,238	6.11%	452,751	452,526	—
Total CLOs (5)	4,581,374	4,572,055	6.35%	5,806,502	5,803,208	88,000
Q Series securitization	50,641	50,434	6.49%	94,940	94,895	—
Total securitized debt	$4,632,015	$4,622,489	6.35%	$5,901,442	$5,898,103	$88,000
________________________________________
(1)Debt carrying value is net of $17.5 million and $9.5 million of deferred financing fees at December 31, 2025 and 2024, respectively.
(2)At December 31, 2025 and 2024, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 6.07% and 6.59%, respectively, and the Q Series securitization was 7.46% at December 31, 2024.
(3)At December 31, 2025 and 2024, 39 and 46 loans, respectively, with a total UPB of $1.69 billion and $1.60 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $10.1 million and $43.4 million at December 31, 2025 and 2024, respectively.
(5)The replenishment period for the following CLOs has ended: CLO 14 - September 2023, CLO 16 – March 2024, CLO 19 – May 2024, CLO 17 – June 2024, and CLO 18 – August 2024.
(6)All third-party amounts have been paid down and only our tranches remain.
CLO 20. In August 2025, we completed CLO 20, through a wholly owned subsidiary, issuing nine tranches of CLO notes totaling $1.05 billion. Of the total CLO notes issued, $933.2 million consisted of investment grade notes issued to third-party investors. The remaining $116.8 million were below investment grade notes retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $926.8 million, with the real estate related assets primarily comprised of first-lien mortgage bridge loans contributed from our existing loan portfolio. The CLO has an approximate two and a half year replacement period, during which principal and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. Thereafter, the outstanding debt balance will decrease as loans are repaid. Initially, the proceeds of the issuance also included $123.2 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $1.05 billion, representing leverage of 89%. The notes sold to third parties had an initial weighted average interest rate of 1.82% plus term SOFR, with interest payable monthly.
BTR CLO 1. In May 2025, we completed BTR CLO 1, through a wholly owned subsidiary, issuing 11 tranches of CLO notes totaling $801.9 million. Of the total CLO notes issued, $682.6 million consisted of investment grade notes, $41.0 million of which were retained by us (including $31.8 million we financed), with the remainder issued to third-party investors. The remaining $119.3 million were below investment grade notes and fully retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assets and cash with a face value of $583.6 million, with the real estate related assets primarily comprised of first-lien mortgage construction and bridge loans secured by build-to-rent properties contributed from our existing loan portfolio. The CLO has an approximate two-year replacement period, during which principal and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. The CLO also includes a $200.0 million senior revolving note, which may be used to fund construction draws, acquire collateral at closing, or purchase replacement assets during the replacement period, of which $83.9 million had been drawn at December 31, 2025. Thereafter, the outstanding debt balance will decrease as loans are repaid. Initially, the proceeds of the issuance also included $50.0 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $801.9 million, representing leverage of 80%, or 84% after factoring in the financed portion of our retained investment grade notes. The notes sold to third parties had an initial weighted average interest rate of 2.48% plus term SOFR, with interest payable monthly.
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
CLO 16. In October 2025, we unwound CLO 16, redeeming the remaining outstanding notes totaling $482.1 million, which were repaid from the availability in our credit and repurchase facilities. We expensed $0.6 million of deferred financing fees related to the unwind of this CLO, into loss on extinguishment of debt on the consolidated statements of income.
CLO 19 and CLO 14. In March 2025, we unwound CLO 19 and 14, redeeming the remaining outstanding notes totaling $1.08 billion, which were repaid from a new $1.22 billion repurchase facility. We expensed $2.3 million of deferred financing fees related to the unwind of these CLOs, into loss on extinguishment of debt on the consolidated statements of income.
CLO 15. In 2024, we unwound CLO 15, redeeming the remaining outstanding notes totaling $674.4 million, which were paid primarily from the refinancing of the remaining assets within our other CLO vehicles and credit and repurchase facilities. We expensed $0.4 million of deferred financing fees related to the unwind of this CLO, into loss on extinguishment of debt on the consolidated statements of income.
Freddie Mac Q Series Securitization. In 2022, we completed a Q Series securitization, by which we sold to Freddie Mac 11 floating rate loans totaling $315.8 million that are secured by first priority mortgage liens on 21 multifamily properties that qualify as mission-driven under the Federal Housing Finance Agency guidelines. The Q Series securitization is represented through a series of pass-through certificates (the “Certificates”) issued under a pooling and servicing agreement. We retained certain subordinate and interest-only classes of the Certificates totaling $79.0 million and the remaining Certificates totaling $236.9 million were purchased by third-party investors, representing leverage of 75%. The Certificates sold to third parties paid interest at 2.00% plus SOFR, excluding fees and transaction costs,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
until they were fully paid off in the third quarter of 2025. As part of the securitization transaction, we released all mortgage servicing obligations and rights to Freddie Mac who was designated as the master servicer. As master servicer, Freddie Mac appointed us as its subservicer, which includes obligations to collect and remit payments and otherwise administer the underlying loans, and a third party as the special servicer. We may, subject to certain limitations, terminate the special servicer, with or without cause, and appoint a successor. In addition, the special servicer must receive our consent prior to certain decisions with respect to a specially serviced mortgage loan.
Securitization Paydowns. During 2025, outstanding notes totaling $841.7 million on our existing CLOs and Q Series securitization have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			December 31, 2025			December 31, 2024
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
8.50% Notes (3)	Dec. 2025	Dec. 2028	$400,000	$394,340	8.50%	$—	$—	—
7.875% Notes (4)	Jul. 2025	Jul. 2030	500,000	489,397	7.88%	—	—	—
9.00% Notes (3)	Oct. 2024	Oct. 2027	100,000	98,934	9.00%	100,000	98,352	9.00%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	149,041	8.50%	150,000	148,531	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,725	5.00%	180,000	178,300	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	269,439	4.50%	270,000	268,601	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	174,790	5.00%	175,000	174,161	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	274,412	4.50%	275,000	273,927	4.50%
7.75% Notes	Mar. 2023	Mar. 2026	—	—	—	95,000	94,275	7.75%
			$2,050,000	$2,029,078	6.70%	$1,245,000	$1,236,147	5.73%
________________________________________
(1)At December 31, 2025 and 2024, the carrying value is net of deferred financing fees of $20.9 million and $8.9 million, respectively.
(2)At December 31, 2025 and 2024, the aggregate weighted average note rate, including certain fees and costs, was 7.06% and 6.02%, respectively.
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
(4)These notes can be redeemed by us prior to six months before the maturity date, at a redemption price equal to 100% of the aggregate principal amount, plus a “make-whole” premium and accrued and unpaid interest. We have the right to redeem the notes within six months prior to the maturity date at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest.

Except as noted below, we used the proceeds of our senior unsecured debt offerings to make investments and for general corporate purposes.
In December 2025, we issued $400.0 million aggregate principal amount of 8.50% senior unsecured notes due December 2028 in a private offering. We received proceeds of $394.9 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a portion of the proceeds to repay our remaining outstanding 7.75% senior notes due March 2026 and will use a portion of the remaining proceeds to repay our 5.00% senior notes due April 2026.
In July 2025, we issued $500.0 million aggregate principal amount of 7.875% senior unsecured notes due July 2030 in a private offering. We received proceeds of $490.5 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a portion of the net proceeds to repay our 7.50% convertible notes due August 2025.
In 2024, we issued $100.0 million aggregate principal amount of 9.00% senior unsecured notes due in 2027 in a private offering. We received proceeds of $98.4 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a portion of the proceeds to pay down debt.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2023, we issued $95.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2026 in a private offering. We received proceeds of $93.4 million from the issuance, after deducting the placement agent commission and other offering expenses. We used $70.8 million of the proceeds, which included accrued interest and other fees, to repurchase the remaining portion of our 8.00% senior notes due in 2023. In December 2025, our 7.75% senior notes were fully settled with a portion of the proceeds received from our 8.50% senior notes issuance.
In 2022, we issued $150.0 million aggregate principal amount of 8.50% senior unsecured notes due in 2027 in a private offering. We received proceeds of $147.5 million from the issuance, after deducting the underwriting discount and other offering expenses. We used $47.5 million of the proceeds, which included accrued interest and other fees, to repurchase a portion of our 5.625% senior notes.
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
In 2020, we issued $275.0 million aggregate principal amount of 4.50% senior unsecured notes due in 2027 in a private offering. We received proceeds of $271.8 million from the issuance, after deducting the underwriting discount and other offering expenses. We used a significant portion of the proceeds to repay secured indebtedness.
During 2024, we redeemed both our 5.75% senior notes totaling $90.0 million and 4.75% senior notes totaling $110.0 million at maturity.
Convertible Senior Unsecured Notes
In 2022, we issued $287.5 million in aggregate principal amount of 7.50% convertible senior notes through a private placement offering. In August 2025, our 7.50% convertible notes matured, and were fully repaid with a portion of the net proceeds received from our 7.875% senior unsecured notes issued in July 2025.
The UPB and net carrying value of our convertible notes at December 31, 2024 were as follows ($ in thousands):

UPB	Unamortized Deferred Financing Fees	Net Carrying Value
$287,500	$1,647	$285,853
During 2025, we incurred interest expense on the convertible notes totaling $14.2 million, of which $12.6 million and $1.6 million related to the cash coupon and deferred financing fees, respectively. During 2024, we incurred interest expense on the notes totaling $24.3 million, of which $21.5 million and $2.8 million related to the cash coupon and deferred financing fees, respectively. During 2023, we incurred interest expense on the notes totaling $24.8 million, of which $22.1 million and $2.7 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of the deferred financing fees, our weighted average total cost of the convertible notes was 8.43% at December 31, 2024.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $145.5 million and $144.7 million at December 31, 2025 and 2024, respectively, which is net of a deferred amount of $7.6 million and $8.3 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.2 million and $1.4 million, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 6.52% and 7.18% at December 31, 2025 and 2024, respectively. Including certain fees and costs, the weighted average note rate was 6.61% and 7.26% at December 31, 2025 and 2024, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt (senior and convertible notes) contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at December 31, 2025.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at December 31, 2025, as well as on the most recent determination dates in January 2026. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in January 2026 are as follows:

Cash Flow Triggers	CLO 17	CLO 18	BTR CLO 1	CLO 20
Overcollateralization (1)
Current	127.77%	136.54%	117.47%	112.52%
Limit	121.51%	123.03%	115.47%	110.52%
Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	136.59%	130.82%	170.68%	139.22%
Limit	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 17	CLO 18	BTR CLO 1	CLO 20
January 2026	127.77%	136.54%	117.47%	112.52%
October 2025	127.02%	131.38%	117.47%	112.52%
July 2025	124.46%	130.03%	117.47%	N/A
April 2025	122.65%	127.91%	N/A	N/A
January 2025	122.10%	123.89%	N/A	N/A
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 12 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows ($ in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$83,150	$71,634
Provision for loss sharing (net of reversals)	24,259	12,555
Charge-offs, net	(9,830)	(1,039)
Ending balance	$97,579	$83,150
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2025 and 2024, we had $35.7 million and $34.8 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At December 31, 2025 and 2024, we had outstanding advances of $7.3 million and $1.9 million, respectively, which were netted against the allowance for loss-sharing obligations.
At December 31, 2025 and 2024, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $61.9 million and $48.3 million, respectively, and represented 0.26% and 0.21%, respectively, of our Fannie Mae servicing portfolio. During 2025 and 2024, we recorded an increase in CECL reserves of $13.6 million and $11.6 million, respectively.
At December 31, 2025 and 2024, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.60 billion and $4.30 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain (loss) on derivative instruments, net in the consolidated statements of income. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
which is recorded as income from MSRs in the consolidated statements of income. During 2025, 2024 and 2023, we recorded net gains of $3.1 million, net losses of $3.7 million and net gains of $8.8 million, respectively, from changes in the fair value of these derivatives and $54.5 million, $51.3 million and $69.9 million, respectively, of income from MSRs. See Note 14 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At December 31, 2025 and 2024, we had $1.6 million and $2.3 million, respectively, included in others assets, which was comprised of cash posted as collateral of $1.6 million and $2.0 million, respectively, and net liability positions of less than $0.1 million and $0.3 million, respectively, from the fair value of our treasury futures.
During 2025, 2024 and 2023, we recorded realized and unrealized losses of $1.6 million and $0.3 million, realized and unrealized gains of $0.1 million and $0.6 million, and realized gains and unrealized losses of $1.6 million and $3.7 million, respectively, to our Agency Business.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	December 31, 2025
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	4	$29,621	Other assets/other liabilities	$473	$(66)
Forward sale commitments	32	357,432	Other assets/other liabilities	112	(1,016)
Treasury futures	617	61,700		—	—
		$448,753		$585	$(1,082)

	December 31, 2024
Forward sale commitments	44	$396,024	Other assets/other liabilities	$95	$(4,209)
Treasury futures	82	8,200		—	—
		$404,224		$95	$(4,209)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 14 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments ($ in thousands):

	December 31, 2025			December 31, 2024
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$12,113,107	$11,934,248	$11,964,280	$11,304,956	$11,033,997	$11,122,205
Loans held-for-sale, net	408,386	409,081	421,398	438,233	435,759	449,339
Capitalized mortgage servicing rights, net	n/a	340,842	474,767	n/a	368,678	511,282
Securities held-to-maturity, net	229,521	156,087	150,147	230,012	157,154	144,508
Derivative financial instruments	94,319	585	585	41,724	95	95

Financial liabilities:
Credit and repurchase facilities	$5,161,707	$5,149,651	$5,143,472	$3,568,361	$3,559,490	$3,592,120
Securitized debt	3,485,786	3,468,258	3,487,773	4,632,015	4,622,489	4,616,409
Senior unsecured notes	2,050,000	2,029,078	2,009,938	1,245,000	1,236,147	1,160,154
Convertible senior unsecured notes	—	—	—	287,500	285,853	287,500
Junior subordinated notes	154,336	145,497	111,992	154,336	144,686	109,099
Notes payable - real estate owned	222,965	222,965	221,893	74,897	74,897	74,495
Derivative financial instruments	292,734	1,082	1,082	354,300	4,209	4,209
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
Credit facilities, repurchase facilities, and notes payable - real estate owned. Fair values for credit and repurchase facilities and notes payable - real estate owned of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit and repurchase facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at December 31, 2025 ($ in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$585	$585	$—	$112	$473

Financial liabilities:
Derivative financial instruments	$1,082	$1,082	$—	$1,082	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at December 31, 2025 ($ in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$339,100	$339,100	$—	$—	$339,100
Loans held-for-sale (2)	12,989	12,989	—	12,989	—
	$352,089	$352,089	$—	$12,989	$339,100
________________________________________
(1)We had an allowance for credit losses of $43.1 million relating to 20 impaired loans with an aggregate carrying value, before loan loss reserves, of $382.2 million at December 31, 2025. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment of $1.0 million related to three loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $14.0 million.
Loan impairment assessments. Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of allowance for credit losses, when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information, it is probable that all amounts due for both principal and interest will not be collected according to the contractual terms of the loan agreement. We evaluate our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance, and corresponding charge to the provision for credit losses, or an impairment loss. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan and other factors.
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
The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.
Quantitative information about Level 3 fair value measurements at December 31, 2025 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$302,297	Discounted cash flows	Capitalization rate	5.92%	5.50% - 7.00%
	22,851	Price quotes	N/A	N/A	N/A
	$325,148

Retail	$13,952	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$473	Discounted cash flows	W/A discount rate	13.87%	13.87%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows ($ in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs for the Year Ended December 31,
	2025	2024	2023
Derivative assets and liabilities, net
Beginning balance	$—	$428	$354
Settlements	(54,059)	(50,492)	(66,407)
Realized gains recorded in earnings	54,059	50,064	66,053
Unrealized gains recorded in earnings	473	—	428
Ending balance	$473	$—	$428
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows ($ in thousands):

December 31, 2025	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$29,621	$473	$—	$473
Forward sale commitments	357,432	—	—	—
Loans held-for-sale, net (1)	408,386	5,921	1,414	7,335
Total		$6,394	$1,414	$7,808
________________________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at December 31, 2025 ($ in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,934,248	$11,964,280	$—	$—	$11,964,280
Loans held-for-sale, net	409,081	421,398	—	415,477	5,921
Capitalized mortgage servicing rights, net	340,842	474,767	—	—	474,767
Securities held-to-maturity, net	156,087	150,147	—	—	150,147

Financial liabilities:
Credit and repurchase facilities	$5,149,651	$5,143,472	$—	$390,396	$4,753,076
Securitized debt	3,468,258	3,487,773	—	—	3,487,773
Senior unsecured notes	2,029,078	2,009,938	2,009,938	—	—
Junior subordinated notes	145,497	111,992	—	—	111,992
Notes payable - real estate owned	222,965	221,893	—	—	221,893
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
At December 31, 2025, we were required to maintain at least $23.9 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At December 31, 2025, the restricted liquidity requirement totaled $100.9 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At December 31, 2025, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $34.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At December 31, 2025, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are also subject to capital requirements on an annual basis for Ginnie Mae and FHA, and we believe we have met all requirements at December 31, 2025.
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
Debt Obligations and Operating Leases. At December 31, 2025, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows ($ in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2026	$4,931,405	$11,424	$4,942,829
2027	3,067,110	9,912	3,077,022
2028	2,368,357	9,226	2,377,583
2029	53,586	8,714	62,300
2030	500,000	8,756	508,756
Thereafter	154,336	10,924	165,260
Total	$11,074,794	$58,956	$11,133,750
At December 31, 2025 and 2024, our leases had remaining lease terms of 1.2 to 8.3 years and 2.1 to 9.2 years, respectively, with a weighted average remaining lease term of 6.0 years and 6.8 years, respectively, and a weighted average discount rate of 5.8% in both periods. We recorded lease expense of $11.0 million, $10.9 million and $10.9 million during 2025, 2024 and 2023, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.92 billion at December 31, 2025 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below under “Securities Class Action,” and "Derivative Actions," we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition. Because the results of legal proceedings are inherently unpredictable and uncertain, we are currently unable to predict whether it will have a material adverse effect on our business, financial condition or results of operations.

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
On July 18, 2025, a purported shareholder filed a verified shareholder derivative complaint in the Circuit Court for Baltimore City, Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and a claim for breach of fiduciary duty. On September 15, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. This case is also in the early stages.
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
We believe that the allegations in these lawsuits are without merit, and we intend to vigorously defend against the claims. At this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows ($ in thousands):

	December 31, 2025	December 31, 2024
Assets:
Restricted cash	$35,258	$131,381
Loans and investments, net	4,557,631	5,898,102
Other assets	69,132	95,442
Total assets	$4,662,021	$6,124,925

Liabilities:
Securitized debt	$3,468,258	$4,622,489
Other liabilities	9,590	15,255
Total liabilities	$3,477,848	$4,637,744
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 64 VIEs in which we have a variable interest at December 31, 2025 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at December 31, 2025 is as follows ($ in thousands):

Type	Carrying Amount (1)
Loans	$1,469,312
APL certificates	142,346
Equity investments	32,433
B Piece bonds	30,754
Agency interest only strips	21
Total	$1,674,866
________________________________________
(1)Represents the carrying amount of loans and investments before reserves. At December 31, 2025, $91.0 million of loans to VIEs had corresponding specific loan loss reserves of $7.8 million. The maximum loss exposure at December 31, 2025 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.82 billion at December 31, 2025.
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
Common Stock. We have an equity distribution agreement with Citizens JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During 2025, we sold 5,898,957 shares of our common stock at an average price of $11.97 per share for net proceeds of $70.6 million. At December 31, 2025, we had 23,439,335 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. In 2024, we repurchased 935,739 shares of our common stock under the share repurchase program at a total cost of $11.4 million and an average cost of $12.19 per share. In December 2025, we repurchased 257,796 shares of our common stock under the share repurchase program at a total cost of $2.0 million and an average cost of $7.78 per share. At December 31, 2025, there was $136.6 million available for repurchase under this program. In January and February 2026, we repurchased an additional 2,444,860 shares of our common stock under this program at a total cost of $18.0 million and an average cost of $7.38 per share.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At December 31, 2025, there were 16,169,858 OP Units outstanding, which represented 7.6% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) for the year ended December 31, 2025 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 19, 2025	$0.43	March 28, 2025	$0.3984375	$0.390625	$0.390625
April 30, 2025	$0.30	June 27, 2025	$0.3984375	$0.390625	$0.390625
July 30, 2025	$0.30	September 29, 2025	$0.3984375	$0.390625	$0.390625
October 29, 2025	$0.30	December 29, 2025	$0.3984375	$0.390625	$0.390625
Common Stock – On February 24, 2026, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on March 24, 2026 to common stockholders of record as of the close of business on March 10, 2026.
For 2025, common stock and preferred stock dividends paid were determined to be approximately 45% non-qualified and 55% qualified dividends. For stockholders that may be required to report excess inclusion income to the Internal Revenue Service, we will not pass through any excess inclusion income to our stockholders for 2025. As a result, no portion of the 2025 dividends should be treated as excess inclusion income for federal income tax purposes. We have determined that 100% of the common stock and preferred stock dividends paid during 2024 and 2023 were determined to be non-qualified dividends representing ordinary income to our stockholders for income tax purposes.
Deferred Compensation. We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain employees, officers and directors.
During 2025, we issued 715,452 shares of restricted common stock to certain employees and members of our Board of Directors under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $8.7 million, of which: (1) 239,741 shares with a grant date fair value of $3.0 million vested in 2025; (2) 226,036 shares with a grant date fair value of $2.7 million will vest in 2026; (3) 226,221 shares with a grant date fair value of $2.7 million will vest in 2027; and (4) 23,454 shares with a grant date fair value of $0.2 million will vest in 2028. We issued our chief executive officer 170,674 shares of restricted common stock with a grant date fair value of $2.1 million that vest in full in the first quarter of 2028. We also granted our chief executive officer up to 682,699 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $2.7 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives. In addition, we granted 47,725 fully vested RSUs with a grant date fair value of $0.6 million to certain members of our Board of Directors, who decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During 2025, we withheld 288,033 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
During 2024, we issued 828,073 shares of restricted common stock to our employees and members of our Board of Directors under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $10.9 million, of which: (1) 268,869 shares with a grant date fair value of $3.5 million were fully vested on the grant date; (2) 244,794 shares with a grant date fair value of $3.2 million vested in 2025; (3) 248,346 shares with a grant date fair value of $3.3 million will vest in 2026; (4) 31,314 shares with a grant date fair value of $0.5 million will vest in 2027; and (5) 34,750 shares with a grant date fair value of $0.5 million will vest in 2028. We issued our chief executive officer 309,775 shares of restricted common stock with a grant date fair value of $3.9 million that vest in full in the first quarter of 2027. We also issued 36,688 fully vested RSUs with a grant date fair value of $0.5 million to certain members of our Board of Directors, who decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election.
During 2023, we issued 943,788 shares of restricted common stock to our employees and members of our Board of Directors under the 2020 Amended Omnibus Stock Incentive Plan with a total grant date fair value of $11.3 million, of which: (1) 299,710 shares with a grant date fair value of $3.6 million were fully vested on the grant date; (2) 277,751 shares with a grant date fair value of $3.4 million vested in 2024; (3) 253,479 shares with a grant date fair value of $3.0 million vested in 2025; (4) 78,126 shares with a grant date fair value of $0.9 million will vest in 2026; and (5) 34,722 shares with a grant date fair value of $0.4 million will vest in 2027. We issued 40,796 RSUs with a grant date fair value of $0.5 million to certain members of our Board of Directors and 247,275 RSUs with a grant

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
date fair value of $2.9 million that vest in full in the first quarter of 2026 to our chief executive officer. The individuals decided to defer the receipt of the common stock, to which the RSUs are converted into, to a future date. The deferred awards have no voting rights and are eligible to receive dividend equivalents equal to the dividends on our common stock as, and when, declared by our Board of Directors.
In 2025, previously granted RSUs of 189,873 units to our chief executive officer vested, who decided to defer the receipt of the common stock, into which the RSUs are converted, to a future date pursuant to a pre-established deferral election. In 2024 and 2023, previously granted performance-based RSUs of 275,569 units and 352,427 units, respectively, to our chief executive officer fully vested based on achieving the performance objectives for the four-year periods ended December 31, 2023 and 2022, respectively. The 275,569 units vested in full and were not net settled. The 352,427 units vested in full and were net settled for 172,513 shares of common stock in 2023. In 2023, previously granted performance-based restricted stock of 313,152 shares to our chief executive officer vested, which were net settled for 153,287 shares of common stock. Further, 165,746 shares and 184,729 shares of restricted common stock granted to our chief executive officer in 2021 vested in 2024, of which the 165,746 shares were net settled for 81,132 shares of common stock and the 184,729 shares were not net settled.
During 2025, 2024 and 2023, we recorded total stock-based compensation expense of $12.9 million, $13.4 million and $14.2 million, respectively, to employee compensation and benefits and $0.9 million, $0.8 million and $0.7 million, respectively, to selling and administrative expense.
During 2025, a total of 986,737 shares of restricted stock and RSUs vested with a grant date fair value of $13.3 million.
At December 31, 2025 and 2024, there were 2,311,087 shares and 1,689,556 shares, respectively, of unvested restricted common stock with a grant date fair value of $28.6 million and $22.2 million, respectively.
At December 31, 2025, total unrecognized compensation cost related to unvested restricted common stock was $9.0 million, which is expected to be recognized ratably over the remaining weighted-average vesting period of 2.2 years.
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
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$107,427	$107,427	$223,272	$223,272	$330,065	$330,065
Net income attributable to noncontrolling interest (2)	—	9,033	—	19,278	—	29,122
Interest expense on convertible notes (3)	—	—	—	—	—	24,832
Net income attributable to common stockholders and noncontrolling interest	$107,427	$116,460	$223,272	$242,550	$330,065	$384,019
Weighted average shares outstanding	192,956,154	192,956,154	188,701,149	188,701,149	184,641,642	184,641,642
Dilutive effect of OP Units (2)	—	16,192,287	—	16,293,589	—	16,293,589
Dilutive effect of convertible notes (3)	—	—	—	—	—	17,294,392
Dilutive effect of RSUs (4)	—	584,890	—	531,872	—	613,990
Weighted average shares outstanding	192,956,154	209,733,331	188,701,149	205,526,610	184,641,642	218,843,613
Net income per common share (1)	$0.56	$0.56	$1.18	$1.18	$1.79	$1.75
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
(3)The years ended December 31, 2025 and 2024 exclude interest expense of $14.2 million and $24.3 million, respectively, and potentially dilutive shares of 10,220,007 and 17,487,435, respectively, attributable to convertible debt since their effect would have been anti-dilutive.
(4)Our chief executive officer was granted RSUs, which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives.
Note 18 — Income Taxes
We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders; provided that it distributes at least 90% of its taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. We did not have any REIT–federal taxable income, net of dividends paid and net operating loss deductions, for 2025, 2024 and 2023, and therefore, have not provided for REIT federal income tax expense, respectively. In 2025, 2024 and 2023, the REIT incurred no state income tax expense. We have elected to retain excess inclusion income rather than passing it through to our stockholders.
Certain of our assets and operations that would not otherwise comply with the REIT requirements, such as the Agency Business and our residential mortgage banking joint venture (sold in 2025), are owned or conducted through our taxable REIT subsidiaries (the "TRS Consolidated Group"), the majority of the income of which is subject to U.S. federal, state and local income taxes.
The TRS Consolidated Group had no federal net operating losses remaining from prior years. For 2025, 2024 and 2023, we recorded a provision for income taxes related to the assets held in the TRS Consolidated Group and the REIT in the amount of $18.8 million, $13.5 million and $27.3 million, respectively. In 2025 and 2024, there were no changes in valuation allowance. In 2023, the change in valuation allowance previously recorded at the TRS Consolidated Group on the deferred tax assets was released in the amount of $0.3 million.
A summary of our pre-tax GAAP income is as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Pre‑tax GAAP income:
REIT	$110,382	$247,068	$320,045
TRS Consolidated Group	66,226	50,329	107,858
Total pre‑tax GAAP income	$176,608	$297,397	$427,903
Our provision for income taxes is comprised as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$10,799	$18,880	$26,269
State	4,207	6,211	8,427
Total	15,006	25,091	34,696
Deferred tax provision (benefit):
Federal	$3,001	$(8,795)	$(5,272)
State	772	(2,818)	(1,783)
Valuation allowance	—	—	(294)
Total	3,773	(11,613)	(7,349)
Total income tax expense	$18,779	$13,478	$27,347

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate is as follows ($ in thousands):

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory rate	$37,924	21.0%	$62,453	21.0%	$89,860	21.0%
State and local income taxes, net of federal tax effect (1)	3,853	2.1%	2,707	0.9%	5,255	1.2%
Changes in valuation allowances	—	—	—	—	(294)	(0.1)%
Nontaxable or nondeductible items:
REIT non‑taxable income	(24,017)	(13.3)%	(51,885)	(17.4)%	(67,212)	(15.7)%
Other	346	0.2%	(10)	—	(351)	(0.1)%
Other adjustments	673	0.4%	213	0.1%	89	0.1%
Effective income tax rate	$18,779	10.4%	$13,478	4.6%	$27,347	6.4%
(1) State taxes in New York, Florida, New Jersey, Massachusetts and Georgia in 2023 and New York, Florida, New Jersey, Massachusetts and Connecticut in 2024 and New York, North Carolina, Florida, Maryland and Georgia in 2025 made up the majority (greater than 50%) of the tax effect in this category.
The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows ($ in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Expenses not currently deductible	$35,812	$33,189
Loan loss reserves	455	7,084
Net operating loss carryforwards	274	234
Other	531	396
Deferred tax assets, net	$37,072	$40,903
Deferred tax liabilities:
Mortgage servicing rights	$24,878	$24,420
Intangibles	5,255	5,106
Interest in equity affiliates, net	904	1,568
Deferred tax liabilities, net	$31,037	$31,094
Income taxes paid (net of refund) is comprised as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$19,128	$19,300	$22,900
State	6,595	7,807	6,849
Total	$25,723	$27,107	$29,749
Jurisdictions with income taxes paid (net of refunds) exceeding 5% of total income taxes paid ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
New York	$599	$1,991	$1,837

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At both December 31, 2025 and 2024, the REIT (excluding the TRS Consolidated Group) had no federal net operating loss carryforwards and no capital loss carryforwards.
At both December 31, 2025 and 2024, the TRS Consolidated Group had no federal net operating loss carryforwards remaining.
At December 31, 2025 and 2024, the TRS Consolidated Group had state net operating loss carryforwards of approximately $0.3 million and $0.2 million, respectively, which will begin to expire in 2036.
The TRS Consolidated Group is currently under audit in certain state and local jurisdictions for tax years 2019 to 2023. While the impact of the current income tax examinations are undetermined, it is not expected to be material to our consolidated financial statements.
We have assessed our tax positions for all open years, which includes 2018 to 2025, and have concluded that there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended 2018 through 2025.
Note 19 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During 2025, 2024 and 2023, we incurred $4.0 million, $3.3 million and $3.2 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $6.5 million and $12.8 million at December 31, 2025 and 2024, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of 2025 and 2024 and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $0.5 million and $4.5 million at December 31, 2025 and 2024, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to utilize privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ take. During 2025, 2024 and 2023, we reimbursed the aircraft owner $1.3 million, $0.5 million and $0.8 million, respectively, for the flights taken by our executives pursuant the agreement.
In November 2025, we originated a $67.9 million bridge loan for the acquisition of a multifamily property purchased by a joint venture we formed with ACM, an entity owned by an immediate family member of our chief executive officer and a consortium of independent outside investors, we refer to as "Clarus Berkley," which was formed to purchase and operate the property. We contributed $1.5 million, for a 3.6% interest in the borrowing entity, while ACM and the entity owned by an immediate family member of our chief executive officer contributed a combined $1.8 million for a 4.3% interest in the borrowing entity. The loan has an interest rate of SOFR plus 2.50% with a SOFR floor of 2.50% and matures in November 2028. Interest income recorded from the loan was $0.5 million for 2025. See Note 8 for further details.
In November 2025, we committed to fund a $44.8 million bridge loan (none was funded at December 31, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project, representing less than 1.0% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in November 2028, with a one-year extension option.
In October 2025, we committed to fund a $50.5 million bridge loan (none was funded at December 31, 2025) in an SFR BTR construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project, representing in the aggregate 4.6% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in October 2028, with a one-year extension option.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In August 2025, we originated a $4.0 million bridge loan for the acquisition of a condominium complex, of which one of our directors is the co-chief executive officer and president of an entity that is an indirect owner of the borrower. The loan has an interest rate of SOFR plus 3.25% with a SOFR floor of 4.32% and matures in August 2026. Interest income recorded from this bridge loan was $0.1 million for 2025.
In May 2025, we refinanced a $32.5 million bridge loan with a new $43.0 million bridge loan for an SFR BTR construction project that matures in May 2026. In 2020, we also made a $3.5 million preferred equity investment in the same project, of which $1.2 million was paid off in May 2025. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owned a 21.8% equity interest in the borrowing entity that increased to 26.6% in connection with the refinancing. The interest rate on the old loan was SOFR plus 3.75% with a SOFR floor of 0.75% and the interest rate on the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in May 2025, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.9 million. Interest income recorded from these loans was $3.7 million, $4.2 million and $2.8 million for 2025, 2024 and 2023, respectively.
In May 2025, we refinanced a $30.5 million bridge loan with a new $36.2 million bridge loan, for an SFR BTR construction project. In 2020, we also made a $4.6 million preferred equity investment in the same project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and owned a combined 18.9% equity interest in the borrowing entity that increased to 33.7% in connection with the refinancing. The interest rate on the old loan was SOFR plus 4.25% with a SOFR floor of 1.00% and the interest rate on the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The new loan was scheduled to mature in November 2025, which was extended to May 2026. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in November 2025, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.3 million. Interest income recorded from the loans was $3.5 million, $4.4 million and $3.6 million for 2025, 2024 and 2023, respectively.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from the loans was $4.8 million, $3.2 million and $0.4 million for 2025, 2024 and 2023, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($26.3 million was funded at December 31, 2025) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from the loans was $1.6 million, $0.7 million and $0.2 million for 2025, 2024 and 2023, respectively.
In 2024, we committed to fund a $62.4 million bridge loan ($24.0 million was funded at December 31, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $1.2 million and $0.1 million for 2025 and 2024, respectively.
In 2024, we committed to fund a $42.5 million bridge loan ($26.4 million was funded at December 31, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $1.4 million and $0.2 million for 2025 and 2024, respectively.
In 2022, we committed to fund a $67.1 million bridge loan ($52.9 million was funded at December 31, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2025, which was extended to May 2026. Interest income recorded from this loan was $4.4 million, $1.6 million and $0.2 million for 2025, 2024 and 2023, respectively.
In 2022, we committed to fund a $39.4 million bridge loan ($39.0 million was funded at December 31, 2025) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of 0.25% and was scheduled to mature in March 2025, which was extended to March 2026. Interest income recorded from this loan was $3.2 million, $1.9 million and $0.4 million for 2025, 2024 and 2023, respectively.
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
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan has a fixed interest rate of 9.00% and matures in April 2030. Interest income recorded from the mezzanine loan was $0.3 million for all periods presented.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we had an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025. In February 2025, we modified this loan to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. In September 2025, the loan was modified to extend the maturity to July 2028, adjust the interest rate to SOFR plus 1.00% with an all-in floor of 6.50%, and include a fixed pay rate of 1.00%, effective June 1, 2025, with the remaining balance deferred. Interest income recorded from the bridge loan was $1.3 million, $3.1 million and $3.1 million for 2025, 2024 and 2023, respectively. See Note 8 for further details.
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
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns 75% in the borrowing entity. The loan has an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. In September 2025, this loan paid off and we fully reversed the specific reserve recorded. Interest income recorded from this bridge loan was $1.6 million, $2.2 million and $2.2 million for 2025, 2024 and 2023, respectively.
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
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. In April 2025, Wakefield entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore, we did not record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April, for which we received $5.6 million as our allocable share, and the final installment was made July 2025, for which we received $16.4 million as our allocable share. See Note 8 for further details.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which has a fixed interest rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2025, this debt had an aggregate outstanding balance of approximately $300.0 million and is scheduled to mature through 2029. See Note 8 for further details.
Several of our executives, including our chief financial officer, senior counsel and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At December 31, 2025, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.
Note 20 — Employee Benefits
401(k). We have a 401(k) defined contribution plan (the “401(k) Plan”) which is available to all employees who have completed six months of continuous service. The 401(k) Plan matches 25% of the first 6% of each employee’s contribution. We have the option to increase the employer match based on our operating results. In 2025, 2024 and 2023, we recorded $1.0 million, $1.3 million and $1.2 million, respectively, of expenses associated with the 401(k) Plan, which is included in employee compensation and benefits in our consolidated statements of income.
Deferred Compensation. We have a non-qualified deferred compensation plan (the “Deferred Comp Plan”) which is offered to certain full-time employees and is subject to the rules of section 409A of the Internal Revenue Code. The Deferred Comp Plan can be modified or discontinued at any time. All eligible participating employees may defer a portion of their compensation and, depending on the participant eligibility requirements met, we are contractually obligated to: (1) match the contribution, as specified in the Deferred Comp Plan, and fund such amounts upon vesting and an election by participants to redeem their interests; and/or (2) supply additional life insurance benefits. All employee deferrals vest immediately and the matching contributions, where applicable, vest over a nine-year period beginning after year five. For 2025, 2024 and 2023, there were $2.7 million, $2.8 million and $3.1 million, respectively, of employee deferrals. At December 31, 2025 and 2024, we had recorded liabilities totaling $52.9 million and $45.9 million, respectively, and assets of $44.5 million and $38.3 million, respectively, related to the Deferred Comp Plan, which is included in other liabilities and other assets, respectively, in our consolidated balance sheets.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$890,933	$49,075	$—	$940,008
Interest expense	676,641	25,195	—	701,836
Net interest income	214,292	23,880	—	238,172
Other revenue:
Gain on sales, including fee-based services, net	—	70,669	—	70,669
Mortgage servicing rights	—	54,532	—	54,532
Servicing revenue	—	181,129	—	181,129
Amortization of MSRs	—	(71,512)	—	(71,512)
Property operating income	21,347	—	—	21,347
Gain on derivative instruments, net	—	1,259	—	1,259
Other income, net	10,537	4,264	—	14,801
Total other revenue	31,884	240,341	—	272,225
Other expenses:
Employee compensation and benefits	65,897	87,055	—	152,952
Commissions	—	21,193	—	21,193
Selling and administrative	30,368	29,437	—	59,805
Property operating expenses	27,980	—	—	27,980
Depreciation and amortization	21,648	1,566	—	23,214
Impairment loss on real estate owned	20,500	—	—	20,500
Provision for loss sharing, net	—	24,259	—	24,259
Provision for loan losses, net	36,259	6,437	—	42,696
Total other expenses	202,652	169,947	—	372,599
Income before extinguishment on debt, loss on real estate, income from equity affiliates and income taxes	43,524	94,274	—	137,798
Loss on extinguishment of debt	(2,919)	—	—	(2,919)
Loss on real estate	(9,151)	—	—	(9,151)
Income from equity affiliates	50,880	—	—	50,880
Provision for income taxes	(1,634)	(17,145)	—	(18,779)
Net income	80,700	77,129	—	157,829
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	9,033	9,033
Net income attributable to common stockholders	$39,331	$77,129	$(9,033)	$107,427

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2024
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$1,112,763	$55,109	$—	$1,167,872
Interest expense	781,668	22,947	—	804,615
Net interest income	331,095	32,162	—	363,257
Other revenue:
Gain on sales, including fee-based services, net	—	74,932	—	74,932
Mortgage servicing rights	—	51,272	—	51,272
Servicing revenue	—	194,318	—	194,318
Amortization of MSRs	—	(68,422)	—	(68,422)
Property operating income	7,226	—	—	7,226
Loss on derivative instruments, net	—	(8,543)	—	(8,543)
Other income, net	7,255	828	—	8,083
Total other revenue	14,481	244,385	—	258,866
Other expenses:
Employee compensation and benefits	67,187	87,728	—	154,915
Commissions	—	26,779	—	26,779
Selling and administrative	26,922	28,009	—	54,931
Property operating expenses	7,394	—	—	7,394
Depreciation and amortization	6,296	3,259	—	9,555
Provision for loss sharing, net	—	11,782	—	11,782
Provision for credit losses, net	63,953	4,590	—	68,543
Total other expenses	171,752	162,147	—	333,899
Income before extinguishment of debt, gain on real estate, income from equity affiliates and income taxes	173,824	114,400	—	288,224
Loss on extinguishment of debt	(412)	—	—	(412)
Gain of real estate	3,813	—	—	3,813
Income from equity affiliates	5,772	—	—	5,772
Benefit from (provision for) income taxes	3,590	(17,068)	—	(13,478)
Net income	186,587	97,332	—	283,919
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	19,278	19,278
Net income attributable to common stockholders	$145,218	$97,332	$(19,278)	$223,272

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$1,279,433	$51,786	$—	$1,331,219
Interest expense	880,602	22,626	—	903,228
Net interest income	398,831	29,160	—	427,991
Other revenue:
Gain on sales, including fee-based services, net	—	72,522	—	72,522
Mortgage servicing rights	—	69,912	—	69,912
Servicing revenue	—	193,542	—	193,542
Amortization of MSRs	—	(63,093)	—	(63,093)
Property operating income	5,708	—	—	5,708
Gain on derivative instruments, net	—	6,763	—	6,763
Other income, net	4,868	2,799	—	7,667
Total other revenue	10,576	282,445	—	293,021
Other expenses:
Employee compensation and benefits	53,507	87,760	—	141,267
Commissions	—	18,521	—	18,521
Selling and administrative	23,234	28,026	—	51,260
Property operating expenses	5,897	—	—	5,897
Depreciation and amortization	5,052	4,691	—	9,743
Provision for loss sharing, net	—	15,695	—	15,695
Provision for credit losses, net	70,344	3,102	—	73,446
Total other expenses	158,034	157,795	—	315,829
Income before extinguishment of debt, income from equity affiliates and income taxes	251,373	153,810	—	405,183
Loss on extinguishment of debt	(1,561)	—	—	(1,561)
Income from equity affiliates	24,281	—	—	24,281
Benefit from (provision for) income taxes	803	(28,150)	—	(27,347)
Net income	274,896	125,660	—	400,556
Preferred stock dividends	41,369	—	—	41,369
Net income attributable to noncontrolling interest	—	—	29,122	29,122
Net income attributable to common stockholders	$233,527	$125,660	$(29,122)	$330,065
________________________________________
(1)Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$124,141	$358,734	$482,875
Restricted cash	35,258	32,089	67,347
Loans and investments, net	11,934,248	—	11,934,248
Loans held-for-sale, net	—	409,081	409,081
Capitalized mortgage servicing rights, net	—	340,842	340,842
Securities held-to-maturity, net	—	156,087	156,087
Investments in equity affiliates	57,966	—	57,966
Real estate owned, net	498,938	—	498,938
Goodwill and other intangible assets	12,500	74,053	86,553
Other assets and due from related party	382,735	78,231	460,966
Total assets	$13,045,786	$1,449,117	$14,494,903

Liabilities:
Debt obligations	$10,625,053	$390,396	$11,015,449
Allowance for loss-sharing obligations	—	97,579	97,579
Other liabilities and due to related parties	241,873	72,849	314,722
Total liabilities	$10,866,926	$560,824	$11,427,750

	December 31, 2024
Assets:
Cash and cash equivalents	$58,188	$445,615	$503,803
Restricted cash	134,320	22,056	156,376
Loans and investments, net	11,033,997	—	11,033,997
Loans held-for-sale, net	—	435,759	435,759
Capitalized mortgage servicing rights, net	—	368,678	368,678
Securities held-to-maturity, net	—	157,154	157,154
Investments in equity affiliates	76,312	—	76,312
Real estate owned, net	176,543	—	176,543
Goodwill and other intangible assets	12,500	75,619	88,119
Other assets and due from related party	415,310	78,930	494,240
Total assets	$11,907,170	$1,583,811	$13,490,981

Liabilities:
Debt obligations	$9,500,901	$422,661	$9,923,562
Allowance for loss-sharing obligations	—	83,150	83,150
Other liabilities and due to related parties	244,948	87,351	332,299
Total liabilities	$9,745,849	$593,162	$10,339,011

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2025	2024	2023
Origination Data:
Structured Business
Bridge:
SFR	$1,947,107	$869,141	$524,060
Multifamily	1,183,945	444,635	415,330
Land	—	10,350	—
	3,131,052	1,324,126	939,390
Construction - Multifamily	242,844	4,368	—
Mezzanine / Preferred Equity	149,642	97,305	43,953
Total New Loan Originations	$3,523,538	$1,425,799	$983,343

Number of Loans Originated	98	170	150

Commitments:
SFR	$665,834	$1,438,841	$1,150,687
Construction - Multifamily	470,500	101,000	—
Total Commitments	$1,136,334	$1,539,841	$1,150,687

Loan Runoff	$2,213,378	$2,691,583	$3,354,055

Agency Business
Origination Volumes by Investor:
Fannie Mae	$2,982,659	$2,374,040	$3,773,532
Freddie Mac	1,924,773	1,770,976	756,827
FHA	78,145	146,507	257,199
Private Label	44,925	151,936	299,934
SFR - Fixed Rate	43,762	27,314	19,328
Total New Loan Originations	$5,074,264	$4,470,773	$5,106,820
Total Loan Commitment Volume	$5,103,885	$4,443,972	$5,207,148

Agency Business Loan Sales Data:
Fannie Mae	$2,850,697	$2,680,018	$3,469,340
Freddie Mac	2,081,749	1,662,010	715,530
FHA	128,282	116,058	240,079
SFR - Fixed Rate	43,762	27,314	22,931
Private Label	—	124,286	441,319
Total Loan Sales	$5,104,490	$4,609,686	$4,889,199
Sales Margin (fee-based services as a % of loan sales)	1.38%	1.63%	1.48%
MSR Rate (MSR income as a % of loan commitments)	1.07%	1.15%	1.34%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$24,085,960	44.7	5.5
Freddie Mac	7,455,088	18.3	5.9
Private Label	2,558,048	18.7	4.5
FHA	1,549,483	13.9	19.1
Bridge	277,738	10.4	2.2
SFR - Fixed Rate	277,490	20.0	4.0
Total	$36,203,807	35.6	6.1

	December 31, 2024
Fannie Mae	$22,730,056	46.4	6.4
Freddie Mac	6,077,020	21.5	6.8
Private Label	2,605,980	18.7	5.5
FHA	1,506,948	14.1	19.2
Bridge	278,494	10.4	3.0
SFR - Fixed Rate	271,859	20.1	4.4
Total	$33,470,357	37.8	6.9

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
($ in thousands)

Type	Location	Periodic Payment Terms (1)	Maturity Date (2)	Interest Pay Rate Index (3)	Prior Liens	Face Amount (4)	Carrying Amount (5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2026 - 2031	SOFR+ -1.35% to 5.75%	$—	$8,143,114	$8,029,392	$470,439
				SOFR Floor 0.10% to 5.33%
				Fixed 0.00% to 11.00%
Single‑Family Rental	Various	IO / PI	2026 - 2028	SOFR+ 1.70% to 6.20%	—	3,184,910	3,157,927	—
				SOFR Floor 0.10% to 5.36%
Office	NY	IO / PI	2028	Fixed 1.00%	—	33,410	33,159	—
Retail	CT	IO / PI	2026	SOFR+ 5.50%	—	10,324	10,324	—
				SOFR Floor 1.00%
Total Bridge Loans					—	11,371,758	11,230,802	470,439

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO / PI	2026 - 2034	Fixed 0.00% to 14.00%	1,941,429	283,581	264,622	—
Retail	Various	IO / PI	2026	SOFR+ 5.50%	—	6,631	3,727	531
				SOFR Floor 1.00%
				Fixed 12.00%
Total Mezzanine Loans					1,941,429	290,212	268,349	531
Preferred Equity Investments:
Preferred equity investments less than 3% of carrying amount of total loans (6):
Multifamily	Various	IO	2026 - 2033	Fixed 0.00% to 16.00%	1,162,113	198,127	189,066	—
Land	TX	IO / PI	2026	Fixed 0.00%	—	2,291	1,915	—
Commercial	NY	IO	2026	Fixed 6.00%	29,792	1,700	—	1,700
Total Preferred Equity Investments					1,191,905	202,118	190,981	1,700
Other Loans:
Other loans less than 3% of carrying amount of total loans (6):
Construction - Multifamily	Various	IO	2026 - 2030	SOFR+ 4.25% to 5.75%	—	249,019	244,116	—
				SOFR Floor 3.50% to 4.00%
Total Other Loans					—	249,019	244,116	—
Total Loans					$3,133,334	$12,113,107	$11,934,248	$472,670
________________________________________
(1)IO = Interest Only, PI = Principal and Interest.
(2)Maturity date does not include possible extensions.
(3)References to SOFR are to one-month SOFR unless specifically stated otherwise.
(4)During 2025, $5.14 billion of loans were extended.
(5)The federal income tax basis is approximately $12.11 billion.
(6)Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS (Continued)
($ in thousands)
The following table reconciles our loans and investments carrying amounts for the periods indicated ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$11,033,997	$12,377,806	$14,254,674
Additions during period:
New loan originations	3,523,538	1,425,799	983,343
Funding of unfunded loan commitments (1)	1,341,948	627,790	835,484
Accretion of unearned revenue	22,418	33,501	41,125
Reversals/recoveries of reserves	406	12,959	4,776
Loan charge‑offs	128,337	15,709	—
Deductions during period:
Loan payoffs and paydowns	(2,213,378)	(2,691,583)	(3,354,055)
Unfunded loan commitments (1)	(1,112,444)	(564,777)	(260,789)
Unearned revenue and costs	(23,314)	(19,001)	(13,772)
Reclassification to real estate owned, net	(603,176)	(100,025)	(39,400)
Provision for loan losses	(35,747)	(68,472)	(73,580)
Use of loan charge‑offs	(128,337)	(15,709)	—
Balance at end of year	$11,934,248	$11,033,997	$12,377,806
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
Item 9A. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2025.
No change in internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we concluded that, at December 31, 2025, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arbor Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arbor Realty Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arbor Realty Trust, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2026

Item 9B. Other Information
Effective February 24, 2026, our Board of Directors approved an amendment to the bylaws of the Company to clarify procedural requirements relating to stockholder meetings and director governance matters.

Article II – Meetings of Stockholders

•Special Meetings (Section 3): The amendments clarify that stockholders proposing business at a special meeting must provide accurate and complete information in accordance with the bylaw requirements. Information that is inaccurate will be deemed not to have been provided. Stockholders may be required to verify the accuracy of submitted information and to update such information to reflect any changes.

•Organization and Conduct of Meetings (Section 5): The amendments expressly authorize the chair of a stockholders’ meeting to adopt rules and procedures governing the conduct of the meeting, including restrictions on the use of audio or video recording devices.

•Advance Notice of Stockholder Nominations and Proposals (Section 11): The amendments streamline and update the disclosure requirements applicable to stockholder nominations for director and other stockholder proposals. The revised provisions expand the scope of required disclosures to include information required under applicable rules of national securities exchanges on which the Company’s securities are listed. In addition, the definition of “Stockholder Associated Person” was revised to more closely align with applicable statutory language and to reduce ambiguity.

Article III – Directors

•Emergency Provisions (Section 17): The amendments include a provision addressing Board action in the event of an emergency. The provision permits expanded methods of calling Board meetings, reduces the notice period required for such meetings, and lowers quorum requirements during an emergency.

The foregoing description of the amendments is qualified in its entirety by reference to the Company’s amended and restated bylaws, a copy of which is attached hereto as Exhibit 3.9.

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
Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, we believe that during and with respect to the fiscal year ended December 31, 2025 all filings required by Section 16(a) of the Exchange Act were made timely.
The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2026 Proxy Statement is incorporated herein by reference.
The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” of the 2026 Proxy Statement is incorporated herein by reference.
The information regarding our corporate governance under the caption “Board Committees” in the 2026 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information contained in the section captioned “Executive Compensation” of the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2026 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information regarding our independent accountants’ fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2026 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules.
See the index to the consolidated financial statements and schedules included in Item 8 of this report.
(b) Exhibits.

Exhibit #	Description	Form	Exhibit #	Filing Date

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/2003
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	8/7/2007
3.3	Articles Supplementary of Arbor Realty Trust, Inc.	S-11	3.2	11/13/2003
3.4	Articles Supplementary of 6.375% Series D Cumulative Redeemable Preferred Stock.	8-A	3.7	6/2/2021
3.5	Articles Supplementary of 6.25% Series E Cumulative Redeemable Preferred Stock.	8-A	3.5	8/11/2021
3.6	Articles Supplementary of 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock.	8-A	3.6	10/12/2021
3.7	New Articles Supplementary classifying 3,565,000 shares of 6.25% Series F Cumulative Redeemable Preferred Stock	8-K	3.2	2/7/2022
3.8	Articles Supplementary designating Special Voting Preferred Stock.	8-K	3.1	7/15/2016
3.9	Amended and Restated Bylaws of Arbor Realty Trust, Inc.
4.1	Form of Certificate for Common Stock.	S-11/A		12/31/2003
4.2	Specimen 6.375% Series D Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	6/2/2021
4.3	Specimen 6.25% Series E Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	8/11/2021
4.4	Specimen 6.25% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate.	8-A	4.1	10/12/2021
4.5	Indenture, dated as of April 30, 2021, between Arbor Realty Trust, Inc. and UMB Bank, NA, as trustee.	8-K	4.1	5/4/2021
4.6	Description of securities of Arbor Realty Trust, Inc.	10-K	4.8	2/21/2025
4.7	Indenture, dated as of October 11, 2022, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	10/11/2022
4.8	Indenture, dated as of July 9, 2025, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	7/9/2025
4.9	Indenture, dated as of December 16, 2025, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc. and UMB Bank, N.A., as trustee.	8-K	4.1	12/16/2025
10.1	Non-Competition Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Commercial Mortgage, LLC and Ivan Kaufman.	8-K	10.3	7/15/2016
10.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.	S-11	10.6	11/13/2003
10.3	Form of Restricted Stock Agreement.	S-11	10.9	11/13/2003
10.4	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.	S-11	10.10	11/13/2003
10.5	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.30	5/11/2009

Exhibit #	Description	Form	Exhibit #	Filing Date

10.6	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.	10-Q	10.31	5/11/2009
10.7	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.	10-Q	10.32	5/11/2009
10.8	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.	10-Q	10.33	5/11/2009
10.9	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.	10-Q	10.34	5/11/2009
10.10	Amended and restated Annual Incentive Agreement, dated March 31, 2017, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.4	5/5/2017
10.11	First Amendment to Amended and restated Annual Incentive Agreement, dated October 31, 2018, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-K	10.12	2/15/2019
10.12	Second amended and restated Annual Incentive Agreement, dated April 22, 2021, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	7/30/2021
10.13	Asset Purchase Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, ARSR Acquisition Company, LLC, Arbor Commercial Funding, LLC and Arbor Commercial Mortgage, LLC (the schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K).	8-K	2.1	3/2/2016
10.14	Voting and Standstill Agreement, dated February 25, 2016, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Commercial Funding, LLC and the other Persons whose names appear on the signature pages hereto.	8-K	10.1	3/2/2016
10.15	Option Agreement, dated July14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	10.1	7/15/2016
10.16	Amendment No. 1 to the Option Agreement, dated May 9, 2017, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Arbor Realty SR, Inc. and Arbor Commercial Mortgage, LLC.	8-K	1.1	5/10/2017
10.17	Pairing Agreement, dated July 14, 2016, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Commercial Mortgage, LLC.	8-K	10.5	7/15/2016
10.18	Amended and Restated Limited Liability Company Operating Agreement of ARSR PE, LLC, dated July 14, 2016, by and between Arbor Multifamily Lending, LLC and Arbor Commercial Mortgage, LLC.	8-K	10.6	7/15/2016
10.19	Pooling and Servicing Agreement, dated as of May 1, 2020, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.1	7/31/2020
10.20	Pooling and Servicing Agreement, dated as of June 1, 2021, by and among Arbor Private Label Depositor, LLC, Midland Loan Services and Wells Fargo Bank, National Association.	10-Q	10.2	7/30/2021
10.21	Pooling and Servicing Agreement, dated as of February 1, 2022, by and among Arbor Private Label Depositor, LLC, Midland Loan Services, Computershare Trust Company and Wilmington Trust.	10-Q	10.1	5/6/2022

Exhibit #	Description	Form	Exhibit #	Filing Date

10.22	Form of Registration Rights Agreement relating to the 5.00% Senior Notes due 2026, dated as of April 30, 2021, among Arbor Realty Trust, Inc. and the several purchasers of the Notes party thereto.	8-K	10.1	5/4/2021
10.23	Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	S-4	10.2	6/28/2021
10.24	First Amendment dated August 25, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	10/29/2021
10.25	Second Amendment dated October 12, 2021 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.1	10/29/2021
10.26	Third Amendment dated February 7, 2022 to the Fourth Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated June 25, 2021, by and among Arbor Realty GPOP, Inc., Arbor Realty LPOP, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Trust, Inc.	10-Q	10.2	5/6/2022
10.27	Third Amended and Restated Annual Incentive Agreement, dated April 5, 2024, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.	10-Q	10.1	5/3/2024
97	Arbor Realty Trust, Inc. Clawback Policy.	10-K	97	2/20/2024
19	Insider Trading Policy.	10-K	19	2/21/2025
21.1	List of Significant Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2025, filed on February 27, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule IV.

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

ARBOR REALTY TRUST, INC.

	By:	/s/ Ivan Kaufman
Date: February 27, 2026	Name:	Ivan Kaufman
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2026
Ivan Kaufman

/s/ Paul Elenio	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Paul Elenio

/s/ Kenneth J. Bacon	Director	February 27, 2026
Kenneth J. Bacon

/s/ Caryn Effron	Director	February 27, 2026
Caryn Effron

/s/ Edward Farrell	Director	February 27, 2026
Edward Farrell

/s/ William C. Green	Director	February 27, 2026
William C. Green

/s/ Melvin F. Lazar	Director	February 27, 2026
Melvin F. Lazar

/s/ John Natalone	Director	February 27, 2026
John Natalone

/s/ Elliot Schwartz	Director	February 27, 2026
Elliot Schwartz

/s/ George Tsunis	Director	February 27, 2026
George Tsunis

/s/ Carrie Wilkens	Director	February 27, 2026
Carrie Wilkens