Form 10-Q
period 2026-03-31
ARBOR REALTY TRUST INC
filed 2026-05-08
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 192,361,203 shares of common stock outstanding at May 1, 2026.

Forward-Looking Statements
The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures in this report, as well as information in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 and in our other reports and filings with the SEC.
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipate,” “expect,” “believe,” “intend,” “should,” “could,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our results of operations, financial condition and future prospects include, but are not limited to, economic, macroeconomic and geopolitical conditions; the real estate market; adverse changes in our status with government-sponsored enterprises affecting our ability to originate loans through such programs; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; inflation; changes in federal and state laws and regulations, including changes in tax laws; the availability and cost of capital for future investments; and competition. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets:
Cash and cash equivalents	$407,126	$482,875
Restricted cash	393,529	67,347
Loans and investments, net (allowance for credit losses of $131,223 and $145,971)	11,835,381	11,934,248
Loans held-for-sale, net	443,218	409,081
Capitalized mortgage servicing rights, net	331,929	340,842
Securities held-to-maturity, net (allowance for credit losses of $15,125 and $17,013)	155,469	156,087
Investments in equity affiliates	56,747	57,966
Real estate owned, net	520,766	498,938
Due from related party	35,251	6,534
Goodwill and other intangible assets	86,161	86,553
Other assets	426,908	454,432
Total assets	$14,692,485	$14,494,903

Liabilities and Equity:
Credit and repurchase facilities	$4,967,952	$5,149,651
Securitized debt	3,931,468	3,468,258
Senior unsecured notes	2,030,947	2,029,078
Junior subordinated notes to subsidiary trust issuing preferred securities	145,707	145,497
Notes payable - real estate owned	253,189	222,965
Due to related party	1,758	501
Due to borrowers	29,992	33,451
Allowance for loss-sharing obligations	106,773	97,579
Other liabilities	245,649	280,770
Total liabilities	11,713,435	11,427,750

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,683	633,683
Special voting preferred shares - 16,170,218 and 16,169,858 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 192,370,465 and 195,491,855 shares issued and outstanding	1,924	1,955
Additional paid-in capital	2,428,500	2,454,312
Accumulated deficit	(194,058)	(136,597)
Total Arbor Realty Trust, Inc. stockholders' equity	2,870,049	2,953,353
Noncontrolling interest	109,001	113,800
Total equity	2,979,050	3,067,153
Total liabilities and equity	$14,692,485	$14,494,903
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs,") as we are the primary beneficiary of these VIEs. At March 31, 2026 and December 31, 2025, assets of our consolidated VIEs totaled $5,170,870 and $4,662,021, respectively, and the liabilities of our consolidated VIEs totaled $3,941,156 and $3,477,848, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest income	$235,047	$240,693
Interest expense	175,202	165,251
Net interest income	59,845	75,442
Other revenue:
Gain on sales, including fee-based services, net	12,505	12,781
Mortgage servicing rights	9,660	8,131
Servicing revenue, net	25,740	25,603
Property operating income	8,060	4,387
(Loss) gain on derivative instruments, net	(493)	3,400
Other income, net	2,074	4,419
Total other revenue	57,546	58,721
Other expenses:
Employee compensation and benefits	47,684	46,036
Selling and administrative	16,953	16,312
Property operating expenses	11,964	3,474
Depreciation and amortization	7,104	3,744
Impairment loss on real estate owned	12,500	—
Provision for loss sharing, net	4,537	1,786
Provision for credit losses, net	5,816	9,075
Total other expenses	106,558	80,427
Income before extinguishment of debt, loss on real estate, income (loss) from equity affiliates and income taxes	10,833	53,736
Loss on extinguishment of debt	—	(2,319)
Loss on real estate	(2,136)	(2,810)
Income (loss) from equity affiliates	4,411	(1,634)
Provision for income taxes	(2,085)	(3,591)
Net income	11,023	43,382
Preferred stock dividends	10,342	10,342
Net income attributable to noncontrolling interest	52	2,602
Net income attributable to common stockholders	$629	$30,438

Basic earnings per common share	$0.00	$0.16
Diluted earnings per common share	$0.00	$0.16

Weighted average shares outstanding:
Basic	194,194,906	190,060,776
Diluted	211,735,731	206,862,320

Dividends declared per common share	$0.30	$0.43
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended March 31, 2026
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2026	42,461,858	$633,683	195,491,855	$1,955	$2,454,312	$(136,597)	$2,953,353	$113,800	$3,067,153
Repurchase - common stock	—	—	(4,117,901)	(41)	(30,692)	—	(30,733)	—	(30,733)
Stock-based compensation, net	—	—	996,511	10	4,880	—	4,890	—	4,890
Distributions - common stock	—	—	—	—	—	(58,085)	(58,085)	—	(58,085)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(4,851)	(4,851)
Redemption of operating partnership units	360	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	10,971	10,971	52	11,023
Balance – March 31, 2026	42,462,218	$633,683	192,370,465	$1,924	$2,428,500	$(194,058)	$2,870,049	$109,001	$2,979,050

Three Months Ended March 31, 2025
Balance – January 1, 2025	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
Issuance - common stock	—	—	2,363,750	24	29,184	—	29,208	—	29,208
Stock-based compensation, net	—	—	538,522	5	5,846	—	5,851	—	5,851
Distributions - common stock	—	—	—	—	—	(82,072)	(82,072)	—	(82,072)
Distributions - preferred stock	—	—	—	—	—	(10,347)	(10,347)	—	(10,347)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(6,956)	(6,956)
Redemption of operating partnership units	(119,828)	(2)	—	—	—	—	(2)	(1,575)	(1,577)
Net income	—	—	—	—	—	40,780	40,780	2,602	43,382
Balance – March 31, 2025	42,465,761	$633,682	192,161,707	$1,922	$2,410,499	$(38,600)	$3,007,503	$121,956	$3,129,459

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$11,023	$43,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,104	3,744
Stock-based compensation	5,933	5,935
Amortization and accretion of interest and fees, net	3,094	2,975
Originations of loans held-for-sale	(707,577)	(608,808)
Proceeds from sales of loans held-for-sale, net of gain on sale	670,972	730,854
Payoffs and paydowns of loans held-for-sale	36	487
Mortgage servicing rights	(9,660)	(8,131)
Amortization of capitalized mortgage servicing rights	18,293	17,758
Write-off of capitalized mortgage servicing rights from payoffs	1,047	3,106
Provision for loss sharing, net	4,537	1,786
Provision for credit losses, net	5,816	9,075
Charge-offs and advances, net of reimbursements	4,657	579
Deferred tax benefit	(2,580)	(137)
(Income) loss from equity affiliates	(4,411)	1,634
Distributions from operations of equity affiliates	5,962	640
Loss on extinguishment of debt	—	2,319
Impairment loss on real estate owned	12,500	—
Change in fair value of held-for-sale loans	189	(1,962)
Loss (gain) on derivative instruments, net	493	(3,400)
Loss on real estate	2,136	2,810
Changes in operating assets and liabilities	(37,838)	(54,098)
Net cash (used in) provided by operating activities	(8,274)	150,548

Investing Activities:
Loans and investments funded, originated and purchased, net	(826,093)	(733,121)
Payoffs and paydowns of loans and investments	893,995	418,646
Deferred fees	6,982	8,308
Contributions to equity affiliates	(331)	(4,022)
Distributions from equity affiliates	—	965
Payoffs and paydowns of securities held-to-maturity	—	50
Investment in real estate, net	(16,209)	(7,671)
Change in due to borrowers and reserves	—	2,027
Net cash provided by (used in) investing activities	58,344	(314,818)

Financing activities:
Proceeds from credit and repurchase facilities	2,355,048	2,615,705
Payoffs and paydowns of credit and repurchase facilities	(2,526,042)	(1,392,099)
Proceeds from issuance of securitized debt	754,532	—
Payoffs and paydowns of securitized debt	(287,095)	(1,340,282)
Proceeds from notes payable - REO	17,369	98,089
Payoffs and paydowns of notes payable - REO	—	(49,134)
Proceeds from issuance of common stock	—	29,208
Redemption of operating partnership units	—	(1,577)
Payments of withholding taxes on net settlement of vested stock	(1,043)	(84)
Repurchase of common stock	(30,733)	—
Distributions to stockholders and noncontrolling interest	(73,283)	(99,375)
Payment of deferred financing costs	(8,390)	(6,955)
Net cash provided by (used in) financing activities	200,363	(146,504)
Net increase (decrease) in cash, cash equivalents and restricted cash	250,433	(310,774)
Cash, cash equivalents and restricted cash at beginning of period	550,222	660,179
Cash, cash equivalents and restricted cash at end of period	$800,655	$349,405
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$482,875	$503,803
Restricted cash at beginning of period	67,347	156,376
Cash, cash equivalents and restricted cash at beginning of period	$550,222	$660,179

Cash and cash equivalents at end of period	$407,126	$308,842
Restricted cash at end of period	393,529	40,563
Cash, cash equivalents and restricted cash at end of period	$800,655	$349,405

Supplemental cash flow information:
Cash used to pay interest	$165,574	$164,417
Cash used to pay taxes	132	864

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	59,017	190,814
Settlement of loans and investments, net of real estate	(58,925)	(196,457)
Derecognition of real estate owned	34,811	72,044
Loan funded in conjunction with real estate sold	(34,000)	(77,000)
Distributions accrued on preferred stock	7,010	7,010
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
Through our Agency Business, we originate, sell and service a range of multifamily finance products through the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or “GSEs,”) the Government National Mortgage Association (“Ginnie Mae,”) Federal Housing Authority (“FHA”) and the U.S. Department of Housing and Urban Development (together with Ginnie Mae and FHA, “HUD.”) We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender nationally, a Freddie Mac Optigo® Conventional Loan and Small Balance Loan (“SBL”) lender, seller/servicer nationally and a HUD MAP and LEAN senior housing/healthcare lender nationally. We also originate and retain the servicing rights on permanent financing loans that are generally underwritten using the guidelines of our existing agency loans sold to the GSEs, which we refer to as “Private Label” loans, and originate and sell finance products through conduit/commercial mortgage-backed securities ("CMBS") programs. We either sell the Private Label loans instantaneously or pool and securitize them and sell certificates in the securitizations to third-party investors, while retaining the highest risk bottom tranche certificate of the securitization.
Substantially all of our operations are conducted through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), for which we serve as the indirect general partner, and ARLP’s subsidiaries. We are organized to qualify as a REIT for U.S. federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that is distributed to its stockholders; provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying REIT income, primarily within the Agency Business, are operated through taxable REIT subsidiaries (“TRS,”) which are part of our TRS consolidated group (the “TRS Consolidated Group”) and are subject to U.S. federal, state and local income taxes. In general, our TRS entities may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our 2025 Annual Report.
Principles of Consolidation
The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, partnerships and other joint ventures in which we have a controlling interest, including VIEs of which we are the primary beneficiary. Entities in which we have a significant influence are accounted for under the equity method. Our VIEs are described in Note 15. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The uncertainty related to broader economic, market and industry conditions, such as the impact of inflation,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the interest rate environment, capital market conditions, property values, geopolitical events and tariff developments, both globally, and to our business, makes any estimate or assumption at March 31, 2026 inherently less certain.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2025 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2025.
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	March 31, 2026	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,209,443	93%	439	6.37%	14.1	0%	77%
Mezzanine loans	295,843	3%	62	8.04%	48.6	58%	79%
Construction - multifamily	289,889	2%	10	9.12%	22.6	0%	62%
Preferred equity investments	202,118	2%	34	6.87%	43.0	62%	81%
Total UPB	11,997,293	100%	545	6.49%	15.7	2%	77%
Allowance for credit losses	(131,223)
Unearned revenue	(30,689)
Loans and investments, net (6)	$11,835,381

	December 31, 2025
Bridge loans (5)	$11,371,758	94%	524	6.39%	12.9	0%	77%
Mezzanine loans	290,212	2%	65	7.84%	52.3	59%	78%
Construction - multifamily	249,019	2%	9	9.13%	24.6	0%	60%
Preferred equity investments	202,118	2%	34	6.87%	46.0	62%	80%
Total UPB	12,113,107	100%	632	6.49%	14.7	2%	77%
Allowance for credit losses	(145,971)
Unearned revenue	(32,888)
Loans and investments, net (6)	$11,934,248
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at March 31, 2026 and December 31, 2025 was 20.8 and 19.9, respectively.
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
(5)At March 31, 2026 and December 31, 2025, bridge loans included 224 and 298, respectively, of SFR loans with a total gross loan commitment of $4.62 billion and $4.73 billion, respectively, of which $3.27 billion and $3.18 billion, respectively, was funded.
(6)Excludes exit fee receivables of $40.6 million and $43.0 million at March 31, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Concentration of Credit Risk
We are subject to concentration risk in that, at March 31, 2026, the UPB related to 33 loans with five different borrowers represented 8% of total assets. At December 31, 2025, the UPB related to 65 loans with five different borrowers represented 9% of total assets. During both the three months ended March 31, 2026 and the year ended December 31, 2025, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at March 31, 2026, and charge-offs recorded for the three months ended March 31, 2026 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2026	2025	2024	2023	2022	Prior
Multifamily:
Pass	$430,100	$600,924	$47,468	$38,673	$79,883	$174,014	$1,371,062
Pass/Watch	46,000	999,872	273,570	86,290	344,490	736,622	2,486,844
Special Mention	—	408,273	206,869	25,654	1,547,788	1,755,859	3,944,443
Substandard	—	4,980	22,758	—	282,250	168,820	478,808
Doubtful	—	—	9,460	21,100	205,533	157,101	393,194
Total Multifamily	$476,100	$2,014,049	$560,125	$171,717	$2,459,944	$2,992,416	$8,674,351	3%	82%
Single-Family Rental:	Percentage of portfolio						72%
Pass	$—	$27,000	$—	$—	$—	$—	$27,000
Pass/Watch	36,400	878,166	934,628	550,457	486,043	106,080	2,991,774
Special Mention	39,510	113,755	17,079	46,183	25,900	6,891	249,318
Total Single-Family Rental	$75,910	$1,018,921	$951,707	$596,640	$511,943	$112,971	$3,268,092	0%	64%
Office:	Percentage of portfolio						27%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$16,424	$16,424
Doubtful	—	—	—	—	—	531	531
Total Retail	$—	$—	$—	$—	$—	$16,955	$16,955	0%	100%
Land:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$—	$2,785	$2,785
Total Land	$—	$—	$—	$—	$—	$2,785	$2,785	0%	14%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$552,010	$3,032,970	$1,511,832	$768,357	$2,971,887	$3,160,237	$11,997,293	2%	77%

Charge-offs	$—	$—	$3,829	$—	$11,322	$3,057	$18,208

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at December 31, 2025, and charge-offs recorded during 2025 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2025	2024	2023	2022	2021	Prior
Multifamily:
Pass	$556,801	$87,533	$22,253	$9,832	$34,843	$26,758	$738,020
Pass/Watch	1,195,412	429,300	108,276	376,064	526,961	159,810	2,795,823
Special Mention	211,404	186,984	185,088	1,788,580	2,028,742	44,479	4,445,277
Substandard	4,990	47,258	21,100	297,729	307,350	—	678,427
Doubtful	—	9,460	—	153,443	28,826	24,565	216,294
Total Multifamily	$1,968,607	$760,535	$336,717	$2,625,648	$2,926,722	$255,612	$8,873,841	3%	81%
Single-Family Rental:	Percentage of portfolio						73%
Pass	$98,510	$—	$—	$—	$—	$—	$98,510
Pass/Watch	859,819	1,006,016	571,891	448,769	71,916	34,216	2,992,627
Special Mention	36,230	—	—	52,943	—	4,600	93,773
Total Single-Family Rental	$994,559	$1,006,016	$571,891	$501,712	$71,916	$38,816	$3,184,910	0%	64%
Office:	Percentage of portfolio						26%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$16,424	$16,424
Doubtful	—	—	—	—	—	531	531
Total Retail	$—	$—	$—	$—	$—	$16,955	$16,955	0%	97%
Land:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$—	$2,291	$2,291
Total Land	$—	$—	$—	$—	$—	$2,291	$2,291	0%	77%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$2,963,166	$1,766,551	$908,608	$3,127,360	$2,998,638	$348,784	$12,113,107	2%	77%

Charge-offs	$—	$3,000	$—	$24,476	$31,968	$68,893	$128,337
Geographic Concentration Risk
At March 31, 2026 and December 31, 2025, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows ($ in thousands):

	Three Months Ended March 31, 2026
	Multifamily	Single-Family Rental	Retail	Commercial	Office	Land	Total
Allowance for credit losses:
Beginning balance	$131,924	$8,817	$2,903	$1,700	$251	$376	$145,971
Provision for credit losses (net of reversals)	4,746	(907)	—	—	(3)	(376)	3,460
Charge-offs	(18,208)	—	—	—	—	—	(18,208)
Ending balance	$118,462	$7,910	$2,903	$1,700	$248	$—	$131,223

	Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$148,139	$7,524	$3,293	$1,700	$181	$78,130	$238,967
Provision for credit losses (net of reversals)	6,772	(1,000)	—	—	328	(130)	5,970
Recoveries	(406)	—	—	—	—	—	(406)
Charge-offs, net (1)	(3,594)	—	—	—	—	—	(3,594)
Ending balance	$150,911	$6,524	$3,293	$1,700	$509	$78,000	$240,937
________________________
(1)Represents the allowance for credit losses on a bridge loan and a mezzanine loan that were charged-off in connection with the foreclosure of the underlying collateral as REO assets at fair value.
The provision for credit losses during the three months ended March 31, 2026 was primarily attributable to specifically impaired multifamily loans and losses recorded on the foreclosure and sale of a REO asset, partially offset by improved outlook of the macroeconomic commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of current expected credit losses (“CECL”) for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At March 31, 2026 and December 31, 2025, we had outstanding unfunded commitments of $1.79 billion and $1.92 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent ("BTR") business.
At March 31, 2026 and December 31, 2025, accrued interest receivable related to our loans totaling $165.3 million and $165.7 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy, and is included in other assets on the consolidated balance sheets.

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

	March 31, 2026
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$318,709	$316,068	$26,962	0%	96%
Retail	16,955	16,911	2,903	0%	97%
Commercial	1,700	1,700	1,700	0%	100%
Total	$337,364	$334,679	$31,565	0%	96%

	December 31, 2025
Multifamily	$366,275	$363,635	$38,487	0%	96%
Retail	16,955	16,855	2,903	0%	97%
Commercial	1,700	1,700	1,700	0%	100%
Total	$384,930	$382,190	$43,090	0%	96%
________________________
(1)Represents the UPB of 17 and 20 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at March 31, 2026 and December 31, 2025, respectively.
Non-performing Loans
Loans are generally classified as non-performing once the contractual payments exceed 60 days past due, unless past due payments due to us are in the process of being collected or otherwise reasonably certain to be received in the immediate future. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At March 31, 2026, 19 loans with an aggregate net carrying value of $460.0 million, net of related loan loss reserves of $16.1 million, were classified as non-performing and, at December 31, 2025, 26 loans with an aggregate net carrying value of $545.0 million, net of related loan loss reserves of $10.2 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows ($ in thousands):

	March 31, 2026		December 31, 2025
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$479,219	$473,919	$566,906	$553,016
Commercial	1,700	1,700	1,700	1,700
Retail	531	531	531	531
Total	$481,450	$476,150	$569,137	$555,247
At March 31, 2026 and December 31, 2025, we had loans with a UPB of $20.8 million and $237.0 million, respectively, and accrued interest of $0.2 million and $6.6 million, respectively, that were greater than 60 days past due and classified as performing loans. All past due payments on these loans have been subsequently collected.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2026
Beginning balance (3 multifamily bridge loans)	$48,311
Loans that progressed to greater than 60 days past due	(1,221)
Loans modified or paid off	(47,090)
Ending balance	$—

Three Months Ended March 31, 2025
Beginning balance (9 multifamily bridge loans)	$167,428
Loans that progressed to greater than 60 days past due	(82,290)
Loans modified or paid off	(38,490)
Additional loans classified as non-accrual	96,175
Ending balance (5 multifamily bridge loans)	$142,823
At March 31, 2025, there were two loans included in the table above with a UPB of $74.1 million that have specific reserves totaling $7.3 million.
We recorded interest income on non-performing and other non-accrual loans of $6.7 million and $4.5 million during the three months ended March 31, 2026 and 2025, respectively.
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
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$166,786	$196,594	$115,420	$478,800
________________________

(1)These loans were modified to a weighted average pay rate and deferred rate of 4.62% and 2.80%, respectively, at March 31, 2026. These loans were also modified to extend the weighted average term by 23.5 months. These modifications also include a loan with a UPB of $65.1 million in which the pay rate increases from time-to-time throughout the loan maturity.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.26% and 1.08%, respectively, at March 31, 2026, and to extend the weighted average term by 18.7 months.
(3)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure, delaying past due interest payments and replacing the existing property management company.
(4)The total UPB of these loan modifications were $479.3 million at March 31, 2026 and represented 4% of our total Structured Business loan and investment portfolio at March 31, 2026.
(5)At March 31, 2026, modified loans with a UPB of $33.0 million have specific reserves totaling $1.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6)Includes loans with a total UPB of $308.1 million which were previously modified in prior years. Using the SOFR rate at March 31, 2026, such loans were modified from a weighted average pay rate and deferred rate of 5.32% and 2.29%, respectively, to a weighted average pay rate and deferred rate of 4.27% and 2.59%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Other (2)	Total (3)(4)(5)
Multifamily	$849,365	$83,975	$933,340
Single-Family Rental	—	16,490	16,490
Total UPB	$849,365	$100,465	$949,830
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.18% and 2.56%, respectively, at March 31, 2025. A portion of these loans (total UPB of $108.7 million) were also modified to extend the weighted average term by 19.6 months. These modifications also include loans with a total UPB of $470.3 million in which the pay rate increases from time-to-time throughout the loans maturities.
(2)These loan modifications included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments.
(3)The total UPB of these loan modifications were $949.8 million at March 31, 2025 and represented 8% of our total Structured Business loan and investment portfolio at March 31, 2025.
(4)At March 31, 2025, a modified loan with a UPB of $25.5 million had a specific reserve of $5.2 million.
(5)Includes loans with a total UPB of $370.9 million which were previously modified in prior years. Using the SOFR rate at March 31, 2025, such loans were modified from a weighted average pay rate and deferred rate of 6.82% and 1.09%, respectively, to a weighted average pay rate and deferred rate of 4.52% and 3.38%, respectively.

During the three months ended March 31, 2026, we recorded $0.2 million of deferred interest on the loans that we modified during the first quarter of 2026 and $5.4 million for loans previously modified. During the three months ended March 31, 2025, we recorded $3.8 million of deferred interest on the loans that we modified during the first quarter of 2025 and $9.1 million for loans previously modified. During the three months ended March 31, 2025, we reversed through interest income $3.3 million of interest receivable that was previously accrued on modified loans that we deemed the collection of interest to be doubtful.

At March 31, 2026 and December 31, 2025, we have recorded deferred interest totaling $73.1 million and $68.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty. The deferred interest is included in other assets on the consolidated balance sheets.

At March 31, 2026 and December 31, 2025, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $14.7 million and $17.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.

All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at March 31, 2026, except for two loans with a total UPB of $47.7 million. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-performing loans. One of these loans with a UPB of $25.6 million have specific loan loss reserves totaling $2.2 million. The remaining loan has no specific reserve as the estimated fair value of the property exceeded its carrying value at March 31, 2026.

There were no other material loan modifications, refinancings and/or extensions during the three months ended March 31, 2026 and 2025 for borrowers experiencing financial difficulty.
Loan Resolutions
In March 2026, we exercised our right to foreclose on a property in Houston, Texas that was the underlying collateral for a non-performing bridge loan with a UPB of $25.0 million, an interest rate of SOFR plus 3.25% with a SOFR floor of 0.15%, and a net carrying value of $24.8 million. At foreclosure, we recorded a loss of $1.8 million to the provision for credit losses on the consolidated statements of income and charged-off the $1.8 million loan loss reserve. We sold the property in March 2026 for $25.0 million to a new borrower and provided a $24.5 million bridge loan with an interest rate of SOFR plus 2.50% with a SOFR floor of 2.00%.
In October 2025, we exercised our right to foreclose on a property in Joshua, Texas that was the underlying collateral for a non-accruing bridge loan with a UPB of $16.5 million, an interest rate of SOFR plus 4.75% with a SOFR floor of 5.24%, and a net carrying value of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
$16.4 million. We sold the property in October 2025 for $16.5 million to a new borrower and provided a $15.5 million bridge loan with an interest rate equal to the greater of 5.68% or SOFR plus 1.70%. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.2 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
In October 2025, we exercised our right to foreclose on a property in Houston, Texas that was the underlying collateral for a non-accruing bridge loan with a UPB of $31.2 million, an interest rate of SOFR plus 4.25% with a SOFR floor of 2.51%, and a net carrying value of $25.1 million, which includes a loan loss reserve of $2.5 million. At foreclosure, we recorded a $0.8 million loan loss reversal and charged-off the remaining loan loss reserves of $1.7 million. We sold the property in December 2025 for $30.0 million to a new borrower and provided a $29.5 million bridge loan with an interest rate equal to the greater of 4.50% or SOFR plus 2.50%.
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
In April 2025, we exercised our right to foreclose on two properties in Orange Park, Florida that were the underlying collateral for a non-performing bridge loan with a UPB of $17.0 million, an interest rate of SOFR plus 4.38% with a SOFR floor of 2.46%, and a net carrying value of $15.7 million. At foreclosure, we recorded an additional loss of $0.3 million to the provision for credit losses on the consolidated statements of income. We sold the properties in June 2025 for $15.4 million to a new borrower and provided a $14.8 million bridge loan with an interest rate of SOFR plus 1.50%. The new loan was deemed to be a significant financing component of the transaction and, as a result, we recorded a loss and corresponding liability of $0.6 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan.
See Note 9 for additional loan resolution details.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the loan documents to cover debt service costs. At March 31, 2026 and December 31, 2025, we had total interest reserves of $244.0 million and $259.7 million, respectively, on 382 loans and 444 loans, respectively, with a total UPB of $8.22 billion and $8.68 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Fannie Mae	$302,433	$303,196
Private Label	77,762	77,798
FHA	45,507	22,390
Freddie Mac	16,477	2,225
SFR - Fixed Rate	2,777	2,777
	444,956	408,386
Fair value of future MSR	4,994	5,921
Unrealized impairment recovery (loss)	1,224	1,414
Unearned discount	(7,956)	(6,640)
Loans held-for-sale, net	$443,218	$409,081
During the three months ended March 31, 2026 and 2025, we sold $671.0 million and $730.9 million, respectively, of loans held-for-sale.
At March 31, 2026 and December 31, 2025, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 5.9 years and 6.1 years at March 31, 2026 and December 31, 2025, respectively.
A summary of our capitalized MSR activity is as follows ($ in thousands):

	Three Months Ended March 31, 2026
	Originated	Acquired	Total
Beginning balance	$338,174	$2,668	$340,842
Additions	10,427	—	10,427
Amortization	(17,953)	(340)	(18,293)
Write-downs and payoffs	(1,027)	(20)	(1,047)
Ending balance	$329,621	$2,308	$331,929

	Three Months Ended March 31, 2025
Beginning balance	$363,861	$4,817	$368,678
Additions	9,406	—	9,406
Amortization	(17,195)	(563)	(17,758)
Write-downs and payoffs	(3,067)	(39)	(3,106)
Ending balance	$353,005	$4,215	$357,220
We collected prepayment fees totaling $0.9 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively, which are included as a component of servicing revenue, net on the consolidated statements of income. At March 31, 2026 and December 31, 2025, no MSRs were considered impaired.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The expected amortization of capitalized MSRs recorded at March 31, 2026 is as follows ($ in thousands):

Year	Amortization
2026 (nine months ending 12/31/2026)	$53,739
2027	68,128
2028	61,367
2029	52,504
2030	38,542
Thereafter	57,649
Total	$331,929
Based on scheduled maturities, actual amortization may vary from these estimates.
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

March 31, 2026
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$24,261,724	67%	New York	13%
Freddie Mac	7,368,979	20%	Texas	10%
Private Label	2,554,209	7%	North Carolina	8%
FHA	1,584,644	4%	California	7%
Bridge (2)	277,523	1%	Florida	6%
SFR - Fixed Rate	264,008	1%	New Jersey	6%
Total	$36,311,087	100%	Georgia	5%
			Other (3)	45%
			Total	100%

December 31, 2025
Fannie Mae	$24,085,960	66%	New York	13%
Freddie Mac	7,455,088	21%	Texas	10%
Private Label	2,558,048	7%	North Carolina	8%
FHA	1,549,483	4%	California	7%
Bridge (2)	277,738	1%	Florida	7%
SFR - Fixed Rate	277,490	1%	Georgia	5%
Total	$36,203,807	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At March 31, 2026 and December 31, 2025, our weighted average servicing fee was 35.5 basis points and 35.6 basis points, respectively. At March 31, 2026 and December 31, 2025, we held total escrow balances (including unfunded collateralized loan obligation ("CLO") hold backs) of approximately $1.22 billion and $1.35 billion, respectively, of which approximately $1.21 billion and $1.34 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the following table.
The components of servicing revenue, net are as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Servicing fees	$33,948	$32,543
Interest earned on escrows	10,219	12,890
Prepayment fees	913	1,034
Write-offs and payoffs of MSRs	(1,047)	(3,106)
Amortization of MSRs	(18,293)	(17,758)
Servicing revenue, net	$25,740	$25,603
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At March 31, 2026, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 5.1 years. The weighted average effective interest rate was 8.84% at both March 31, 2026 and December 31, 2025, including the accretion of a portion of the discount deemed collectible. Approximately $63.6 million is estimated to mature in one to five years and $129.2 million is estimated to mature in five to ten years.
Agency B Piece Bonds. At March 31, 2026, we held 49%, or $106.2 million initial face value, of seven Freddie Mac SBL program B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, had an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 11.9 years. The weighted average effective interest rate was 2.32% and 2.00% at March 31, 2026 and December 31, 2025, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $32.7 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows ($ in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
March 31, 2026
APL certificates	$192,791	$142,427	$(15,817)	$126,610	$1,473
B Piece bonds	32,670	13,042	9,585	22,627	13,652
Total	$225,461	$155,469	$(6,232)	$149,237	$15,125
December 31, 2025
APL certificates	$192,791	$140,682	$(15,143)	$125,539	$1,664
B Piece bonds	36,730	15,405	9,203	24,608	15,349
Total	$229,521	$156,087	$(5,940)	$150,147	$17,013

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows ($ in thousands):

	Three Months Ended March 31, 2026
	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,664	$15,349	$17,013
Provision for credit loss expense/(reversal)	(191)	2,400	2,209
Charge-offs	—	(4,097)	(4,097)
Ending balance	$1,473	$13,652	$15,125

	Three Months Ended March 31, 2025
Beginning balance	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	1	(80)	(79)
Ending balance	$1,659	$9,108	$10,767
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of loss. At March 31, 2026, securities held-to-maturity with a carrying value of $12.2 million (before specific allowances of $10.5 million) were on non-accrual status. We continue to accrue interest on all other securities that remain current.
We recorded interest income (including the amortization of discount) related to these investments of $3.7 million, for both the three months ended March 31, 2026 and 2025.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows ($ in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at March 31, 2026
Equity Affiliates	March 31, 2026	December 31, 2025
AWC Real Estate Opportunity Partners I LP	$16,782	$17,134	$108,450
Fifth Wall Ventures	16,765	17,260	—
AMAC Holdings III LLC	12,259	12,714	33,410
ARSR DPREF I LLC	5,843	5,745	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Clarus Berkley	1,500	1,500	67,900
The Park at Via Terrossa	563	578	21,845
Docsumo Pte. Ltd.	450	450	—
JT Prime	425	425	—
The Cypress at Wesley Park	265	265	14,964
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$56,747	$57,966	$246,569
AWC Real Estate Opportunity Partners I LP ("AWC"). During the three months ended March 31, 2026 and 2025, we recorded a loss of $0.4 million and $0.1 million, respectively, related to this investment. Also, during the three months ended March 31, 2025, we made contributions of $2.4 million and received distributions of $1.0 million, which were classified as returns of capital. Certain investments made by AWC are in qualified properties that have outstanding bridge loans originated by us and a Fannie Mae DUS loan we continue to service. Interest income recorded from the bridge loans was $1.8 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.
Fifth Wall Ventures ("Fifth Wall"). During the three months ended March 31, 2026 and 2025, we recorded a loss of $0.8 million and income of $0.5 million, respectively, and made contributions of $0.3 million and $0.8 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AMAC Holdings III LLC (“AMAC III”). During the three months ended March 31, 2026 and 2025, we recorded a loss of $0.5 million and $0.9 million, respectively, and during the three months ended March 31, 2025, we made contributions of $0.9 million.
Lexford Portfolio. During the three months ended March 31, 2026, we received distributions from this investment of $5.8 million.
Arbor Residential Investor LLC. During the three months ended March 31, 2025, we recorded a loss of $1.4 million, and received a distribution of $0.5 million, which was classified as a return of capital. We completed the sale of our interest in this investment in July 2025.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows ($ in thousands):

	March 31, 2026				December 31, 2025
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$111,566	$13,599	$7,947	$133,112	$109,788	$13,599	$7,947	$131,334
Building and intangible assets	395,552	55,132	—	450,684	363,281	48,882	—	412,163
Less: Impairment loss	(33,000)	(2,500)	—	(35,500)	(20,500)	(2,500)	—	(23,000)
Less: Accumulated depreciation and amortization	(23,979)	(3,551)	—	(27,530)	(18,015)	(3,544)	—	(21,559)
Real estate owned, net	$450,139	$62,680	$7,947	$520,766	$434,554	$56,437	$7,947	$498,938
Number of foreclosed loans	17	2	2	21	15	2	2	19
Number of properties	32	2	2	36	31	2	2	35
During the three months ended March 31, 2026, we foreclosed on two multifamily bridge loans, each with one property as collateral, with an aggregate net carrying value of $34.0 million and received ownership of the underlying collateral as REO assets. The foreclosed loans did not have any related specific CECL reserves as of the foreclosure dates. There were no gains or losses recognized upon foreclosure.
During the three months ended March 31, 2026, we sold an existing multifamily REO property for $8.0 million, and recognized a loss of $2.0 million, excluding the loss associated with the significant financing component discussed below. Additionally, we provided new bridge loan financing to the new borrowers totaling $9.5 million, inclusive of $2.5 million to fund renovations, that bears interest at the greater of a fixed rate of 5.17% or SOFR plus 1.50% for year one, and a fixed rate of 6.17%, or SOFR plus 2.50% for year two. The new financing provided was deemed to be a significant financing component of the transaction and, as a result, for the three months ended March 31, 2026, we recorded a loss and corresponding liability of $0.1 million, as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The losses of the transaction were recorded through loss on real estate on the consolidated statements of income.
See Note 3 for details of properties foreclosed and sold within the same reporting period.
During the three months ended March 31, 2026, we determined that certain of our REO assets exhibited indicators of impairment based on expected disposition strategies, our evaluation of current market conditions and other property-specific assumptions. Based on our impairment analysis performed, we recorded an impairment loss of $12.5 million related to six properties, which represents the extent to which the carrying value of the properties exceeded their estimated fair value.
At March 31, 2026 and December 31, 2025, we had notes payable totaling $253.2 million and $223.0 million, respectively, which are collateralized by our REO assets. Interest rates on the notes range from SOFR plus 2.50% to SOFR plus 3.25%, with maturities spanning from August 2026 to September 2027.
At March 31, 2026 and December 31, 2025, our multifamily REO properties had a weighted average occupancy rate of approximately 49% and 45%, respectively, excluding three and two properties, respectively, that were vacant due to renovations. At March 31, 2026 and December 31, 2025, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $6.1 million and $2.7 million for the three months ended March 31, 2026, and 2025, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			March 31, 2026			December 31, 2025
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.4B joint repurchase facility (3)	Jul. 2027	Jul. 2028	$1,031,189	$1,569,762	6.36%	$882,635	$1,468,161
$1.22B repurchase facility	(6)	N/A	1,175,995	1,633,307	5.66%	1,149,944	1,555,403
$1B repurchase facility (3)	(5)	N/A	774,998	1,082,767	6.47%	879,499	1,207,513
$850M repurchase facility (3)	Dec. 2026	Dec. 2027	356,589	624,309	6.50%	443,880	725,309
$650M repurchase facility (3)	Oct. 2026	N/A	381,913	456,439	6.19%	462,694	549,069
$400M credit facility	Mar. 2027	N/A	59,399	117,164	7.01%	66,479	125,099
$400M repurchase facility	Jan. 2027	Jan. 2028	279,679	379,619	5.98%	291,342	383,195
$350M repurchase facility	Mar. 2027	N/A	124,215	217,645	5.73%	127,199	238,422
$300M credit facility	Mar. 2029	Mar. 2030	7,551	9,476	6.76%	—	—
$250M repurchase facility	Sept. 2027	Sept. 2028	85,803	132,070	6.79%	73,052	113,121
$250M repurchase facility	Oct. 2026	N/A	—	—	—	98,186	126,340
$250M repurchase facility	Oct. 2027	N/A	95,417	124,588	6.25%	78,963	102,758
$200M credit facility	Mar. 2027	Mar. 2028	48,665	65,277	6.30%	41,114	59,147
$22M loan specific credit facility	Jul. 2026	N/A	20,792	26,000	5.84%	63,456	87,000
$40M credit facility (7)	Jul. 2026	N/A	15,570	24,610	6.10%	15,532	24,610
$35M working capital facility (7)	Jul. 2026	N/A	35,000	—	6.66%	35,000	—
Repurchase facility - securities (3)(4)	N/A	N/A	50,312	—	5.09%	50,280	—
Structured Business total (8)			$4,543,087	$6,463,033	6.15%	$4,759,255	$6,765,147

Agency Business
$750M ASAP agreement	N/A	N/A	$253,768	$257,537	4.88%	$91,965	$92,733
$500M repurchase facility	Nov. 2026	N/A	23,169	23,573	5.16%	89,427	89,573
$200M credit facility (7)	Mar. 2027	N/A	62,162	62,568	5.37%	101,802	102,409
$200M credit facility	Jun. 2026	N/A	20,549	20,738	6.07%	42,887	43,096
$100M joint repurchase facility (3)	Jul. 2027	Jul. 2028	65,217	77,762	6.27%	64,315	77,798
Agency Business total			$424,865	$442,178	5.24%	$390,396	$405,609
Consolidated total			$4,967,952	$6,905,211	6.07%	$5,149,651	$7,170,756
________________________
(1)At March 31, 2026 and December 31, 2025, debt carrying value for the Structured Business was net of unamortized deferred finance costs of $9.6 million and $11.7 million, respectively, and for the Agency Business was net of unamortized deferred finance costs of $0.3 million at both March 31, 2026 and December 31, 2025.
(2)At March 31, 2026 and December 31, 2025, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)At March 31, 2026 and December 31, 2025, this facility was collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $6.0 million and cash and $26.5 million, respectively, and investment grade notes we retained from our BTR CLO 1 securitization with a principal balance of $41.0 million at both March 31, 2026 and December 31, 2025.
(5)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(6)This facility matures at the latest maturity date of all purchased assets, which is currently March 2029.
(7)These facilities were extended in 2026.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8)These amounts exclude outstanding notes payable on our REO assets with a debt carrying value of $253.2 million and $223.0 million at March 31, 2026 and December 31, 2025, respectively.
Structured Business
At March 31, 2026 and December 31, 2025, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 6.44% and 6.40%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 69% at both March 31, 2026 and December 31, 2025.
In March 2026, we entered into a $300.0 million credit facility to finance BTR loans that matures in March 2029, with a one-year extension option. The facility may be increased, subject to lender approval, by up to $50.0 million to a maximum of $350.0 million. The facility has an interest rate of SOFR plus 3.00%, with a SOFR floor of 2.50%.
Agency Business
In March 2026, we extended the maturity of a $200.0 million credit facility to March 2027 and reduced the interest rate from SOFR plus 1.40% to SOFR plus 1.35%.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
March 31, 2026	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 21	$673,990	$667,860	5.47%	$655,335	$652,162	$100,000
CLO 20	933,187	925,169	5.48%	971,081	966,871	75,192
BTR CLO 1	567,121	559,749	6.22%	688,888	687,341	266
CLO 18 (5)	878,266	878,030	5.88%	1,240,919	1,240,675	30,000
CLO 17 (5)	900,659	900,660	5.73%	1,173,927	1,173,866	104,235
Total CLOs	$3,953,223	$3,931,468	5.73%	$4,730,150	$4,720,915	$309,693
Q Series securitization (6)	—	—	—	24,950	24,950	—
Total securitized debt	$3,953,223	$3,931,468	5.73%	$4,755,100	$4,745,865	$309,693

December 31, 2025
CLO 20	$933,187	$924,504	5.50%	$1,045,664	$1,040,984	$—
BTR CLO 1	525,304	517,395	6.29%	685,746	683,807	—
CLO 18 (5)	971,595	970,979	6.01%	1,339,523	1,338,395	21,469
CLO 17 (5)	1,055,700	1,055,380	5.66%	1,443,820	1,443,845	—
Total CLOs	3,485,786	3,468,258	5.81%	4,514,753	4,507,031	21,469
Q Series securitization (6)	—	—	—	50,600	50,600	—
Total securitized debt	$3,485,786	$3,468,258	5.81%	$4,565,353	$4,557,631	$21,469
________________________
(1)Debt carrying value is net of $21.8 million and $17.5 million of deferred financing fees at March 31, 2026 and December 31, 2025, respectively.
(2)At March 31, 2026 and December 31, 2025, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 5.96% and 6.07%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(3)At March 31, 2026 and December 31, 2025, 32 and 39 loans, respectively, with a total UPB of $1.39 billion and $1.69 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $10.9 million and $10.1 million at March 31, 2026 and December 31, 2025, respectively.
(5)The replenishment period for CLO 17 and CLO 18 ended in June 2024 and August 2024, respectively.
(6)All third party amounts have been paid down and only our tranches remain.
CLO 21. In March 2026, we completed CLO 21, through a wholly owned subsidiary, issuing nine tranches of CLO notes totaling $762.6 million. Of the total CLO notes issued, $674.0 million consisted of investment grade notes issued to third-party investors. The remaining $88.6 million were below investment grade notes that were retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $662.6 million, with the real estate related assets primarily comprised of first-lien mortgage bridge loans contributed from our existing loan portfolio. The CLO has an approximate two and a half year replacement period, during which principal payments and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. Thereafter, the outstanding debt balance will decrease as loans are repaid. The proceeds of the issuance also included $100.0 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, which is expected to be fully utilized, resulting in the issuer owning loan obligations with a face value of $762.6 million, representing leverage of 88%. The notes sold to third parties had an initial weighted average interest rate of 1.73% plus term SOFR, with interest payable monthly.
Securitization Paydowns. During the three months ended March 31, 2026, outstanding notes totaling $248.4 million on our existing CLOs have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			March 31, 2026			December 31, 2025
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
8.50% Notes (3)	Dec. 2025	Dec. 2028	$400,000	$394,762	8.50%	$400,000	$394,340	8.50%
7.875% Notes (4)	Jul. 2025	Jul. 2030	500,000	489,975	7.88%	500,000	489,397	7.88%
9.00% Notes (3)	Oct. 2024	Oct. 2027	100,000	99,078	9.00%	100,000	98,934	9.00%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	149,172	8.50%	150,000	149,041	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,831	5.00%	180,000	178,725	5.00%
4.50% Notes (3)	Aug. 2021	Sept. 2026	270,000	269,650	4.50%	270,000	269,439	4.50%
5.00% Notes (3)	Apr. 2021	Apr. 2026	175,000	174,948	5.00%	175,000	174,790	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	274,531	4.50%	275,000	274,412	4.50%
			$2,050,000	$2,030,947	6.70%	$2,050,000	$2,029,078	6.70%
________________________
(1)At March 31, 2026 and December 31, 2025, the carrying value is net of deferred financing fees of $19.1 million and $20.9 million, respectively.
(2)At both March 31, 2026 and December 31, 2025, the aggregate weighted average note rate, including certain fees and costs, was 7.06%.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Subsequent Event. In April 2026, we redeemed our 5.00% senior notes totaling $175.0 million at maturity.
Convertible Senior Unsecured Notes
In August 2025, our convertible notes matured, and were fully repaid with a portion of the net proceeds received from our 7.875% senior unsecured notes issued in July 2025. During the three months ended March 31, 2025, we incurred interest expense on the notes totaling $6.1 million, of which $5.4 million and $0.7 million related to the cash coupon and deferred financing fees, respectively.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $145.7 million and $145.5 million at March 31, 2026 and December 31, 2025, respectively, which is net of a deferred amount of $7.4 million and $7.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.2 million at both March 31, 2026 and December 31, 2025. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 6.55% and 6.52% at March 31, 2026 and December 31, 2025, respectively. Including certain fees and costs, the weighted average note rate was 6.64% and 6.61% at March 31, 2026 and December 31, 2025, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at March 31, 2026.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at March 31, 2026, as well as on the most recent determination dates in April 2026. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.
Our CLO compliance tests as of the most recent determination dates in April 2026 are as follows:

Cash Flow Triggers	CLO 17	CLO 18	BTR CLO 1	CLO 20	CLO 21
Overcollateralization (1)
Current	136.30%	139.84%	117.47%	112.52%	113.15%
Limit	121.51%	123.03%	115.47%	110.52%	111.15%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	155.42%	134.63%	151.92%	135.00%	130.39%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 17	CLO 18	BTR CLO 1	CLO 20	CLO 21
April 2026	136.30%	139.84%	117.47%	112.52%	113.15%
January 2026	127.77%	136.54%	117.47%	112.52%	N/A
October 2025	127.02%	131.38%	117.47%	112.52%	N/A
July 2025	124.46%	130.03%	117.47%	N/A	N/A
April 2025	122.65%	127.91%	N/A	N/A	N/A
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$97,579	$83,150
Provisions for loss sharing (net of reversals)	4,537	1,786
Charge-offs and advances, net of reimbursements	4,657	579
Ending balance	$106,773	$85,515
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At March 31, 2026 and December 31, 2025, we had $36.1 million and $35.7 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously unreimbursed advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At March 31, 2026 and December 31, 2025, we had outstanding advances of $2.5 million and $7.3 million, respectively, which were netted against the allowance for loss-sharing obligations.
At March 31, 2026 and December 31, 2025, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $70.7 million and $61.9 million, respectively, and represented 0.29% and 0.26%, respectively, of our Fannie Mae servicing portfolio.
At March 31, 2026 and December 31, 2025, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.64 billion and $4.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

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
During the three months ended March 31, 2026 and 2025, we recorded net losses of $1.3 million and net gains of $4.7 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $9.7 million and $8.1 million, respectively. See Note 13 for details.
Treasury Futures and Credit Default Swaps. We enter into over-the-counter treasury futures and credit default swaps to hedge our interest rate and credit risk exposure inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale or securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures typically have a three-month maturity and are tied to the five-year and ten-year treasury rates. Our credit default swaps typically have a five-year maturity, are tied to the credit spreads of the underlying bond issuers and we typically hold our position until we price our Private Label loan securitizations. These instruments do not meet the criteria for hedge accounting, are cleared by a central clearing house and variation margin payments made in cash are treated as a legal settlement of the derivative itself. Our agreements with the counterparties provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral as the market value of the treasury futures change. Our policy is to record the asset and liability positions on a net basis. At March 31, 2026, we had no outstanding treasury futures positions. At December 31, 2025, we had $1.6 million included in other assets, which was comprised of cash posted as collateral of $1.6 million and net liability position of less than $0.1 million from the fair value of our treasury futures.
During the three months ended March 31, 2026, we recorded realized gains of $0.8 million to our Agency Business, related to our swaps. During the three months ended March 31, 2025, we recorded realized gains of $0.5 million and unrealized losses of $1.7 million to our Agency Business.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	March 31, 2026
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	3	$55,904	Other assets/other liabilities	$633	$(121)
Forward sale commitments	18	420,320	Other assets/other liabilities	189	(2,336)
		$476,224		$822	$(2,457)

	December 31, 2025
Rate lock commitments	4	$29,621	Other assets/other liabilities	$473	$(66)
Forward sale commitments	32	357,432	Other assets/other liabilities	112	(1,016)
Treasury futures	617	61,700		—	—
		$448,753		$585	$(1,082)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments ($ in thousands):

	March 31, 2026			December 31, 2025
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,997,293	$11,835,381	$11,821,573	$12,113,107	$11,934,248	$11,964,280
Loans held-for-sale, net	444,956	443,218	456,125	408,386	409,081	421,398
Capitalized mortgage servicing rights, net	n/a	331,929	465,856	n/a	340,842	474,767
Securities held-to-maturity, net	225,461	155,469	149,237	229,521	156,087	150,147
Derivative financial instruments	88,438	822	822	94,319	585	585

Financial liabilities:
Credit and repurchase facilities	$4,977,857	$4,967,952	$4,961,310	$5,161,707	$5,149,651	$5,143,472
Securitized debt	3,953,223	3,931,468	3,954,507	3,485,786	3,468,258	3,487,773
Senior unsecured notes	2,050,000	2,030,947	1,968,663	2,050,000	2,029,078	2,009,938
Junior subordinated notes	154,336	145,707	112,772	154,336	145,497	111,992
Notes payable - real estate owned	253,189	253,189	252,010	222,965	222,965	221,893
Derivative financial instruments	387,786	2,457	2,457	292,734	1,082	1,082
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
Capitalized mortgage servicing rights, net. Fair values are estimated using inputs based on discounted future net cash flow methodology (Level 3). MSRs are initially recorded at fair value and are carried at amortized cost. The fair value of MSRs is estimated using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. The key inputs used in estimating fair value include the discount rate and contractually specified servicing fees, and to a lesser extent the prepayment speed of the underlying loans, annual per loan cost to service loans, delinquency rates, late charges and other economic factors.
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
Credit facilities, repurchase facilities and notes payable - real estate owned. Fair values for credit and repurchase facilities and notes payable - real estate owned of the Structured Business are estimated using discounted cash flow methodology, using discount rates, which, in our opinion, best reflect current market interest rates for financing with similar characteristics and credit quality (Level 3). The majority of our credit and repurchase facilities for the Agency Business bear interest at rates that are similar to those available in the market currently and fair values are estimated using Level 2 inputs. For these facilities, the fair values approximate their carrying values.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at March 31, 2026 ($ in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$822	$822	$—	$189	$633

Financial liabilities:
Derivative financial instruments	$2,457	$2,457	$—	$2,457	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at March 31, 2026 ($ in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$303,114	$303,114	$—	$—	$303,114
Loans held-for-sale (2)	12,993	12,993	—	12,993	—
	$316,107	$316,107	$—	$12,993	$303,114
________________________
(1)We had an allowance for credit losses of $31.6 million relating to 17 impaired loans with an aggregate carrying value, before loan loss reserves, of $334.7 million at March 31, 2026. The fair values of these impaired loans are based on the value of the underlying collateral.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Quantitative information about Level 3 fair value measurements at March 31, 2026 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$289,106	Discounted cash flows	Capitalization rate	5.89%	5.50% - 7.00%

Retail	$14,008	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$633	Discounted cash flows	W/A discount rate	13.82%	13.82%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows ($ in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31,
	2026	2025
Derivative assets and liabilities, net
Beginning balance	$473	$—
Settlements	(9,500)	(7,822)
Realized gains recorded in earnings	9,027	7,822
Unrealized gains recorded in earnings	633	309
Ending balance	$633	$309
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows ($ in thousands):

March 31, 2026	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Loss	Total Fair Value Adjustment
Rate lock commitments	$55,904	$633	$—	$633
Forward sale commitments	420,320	—	—	—
Loans held-for-sale, net (1)	444,956	4,994	1,224	6,218
Total		$5,627	$1,224	$6,851
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at March 31, 2026 ($ in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,835,381	$11,821,573	$—	$—	$11,821,573
Loans held-for-sale, net	443,218	456,125	—	451,131	4,994
Capitalized mortgage servicing rights, net	331,929	465,856	—	—	465,856
Securities held-to-maturity, net	155,469	149,237	—	—	149,237

Financial liabilities:
Credit and repurchase facilities	$4,967,952	$4,961,310	$—	$424,865	$4,536,445
Securitized debt	3,931,468	3,954,507	—	—	3,954,507
Senior unsecured notes	2,030,947	1,968,663	1,968,663	—	—
Junior subordinated notes	145,707	112,772	—	—	112,772
Notes payable - real estate owned	253,189	252,010	—	—	252,010
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
At March 31, 2026, we were required to maintain at least $24.0 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At March 31, 2026, the restricted liquidity requirement totaled $102.3 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At March 31, 2026, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $33.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At March 31, 2026, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.

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
Debt Obligations and Operating Leases. At March 31, 2026, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows ($ in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2026 (nine months ending December 31, 2026)	$3,049,470	$8,598	$3,058,068
2027	4,533,279	9,912	4,543,191
2028	1,654,068	9,226	1,663,294
2029	1,337,841	8,714	1,346,555
2030	659,611	8,756	668,367
2031	—	6,381	6,381
Thereafter	154,336	4,543	158,879
Total	$11,388,605	$56,130	$11,444,735
During the three months ended March 31, 2026 and 2025, we recorded lease expense of $2.9 million and $2.8 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.79 billion at March 31, 2026 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

An amended complaint was filed by the lead plaintiffs on January 21, 2025. The amended complaint alleges that we have made false and misleading statements and/or failed to disclose material information in connection with allegedly overriding internal controls, engaging in substandard lending practices and not complying with agency requirements. The plaintiffs are seeking damages in an unspecified amount, as well as attorneys’ fees and costs. On April 10, 2025, we served a motion to dismiss the case. On March 31, 2026, the Court granted the motion to dismiss in its entirety, dismissing the amended complaint. The plaintiffs were granted leave to amend within 30 days of the order dismissing the case but ultimately decided not to amend. On May 5, 2026, the Court dismissed the plaintiffs’ claims with prejudice and judgment was entered in favor of defendants.

Derivative Actions

On February 26, 2025, a purported shareholder filed a verified shareholder derivative suit in the United States District Court for the District of Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under the Exchange Act, arising from substantially the same facts and events as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
alleged in the above-mentioned Securities Class Action. The complaint seeks unspecified damages, costs and expenses, as well as other relief. On March 17, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint, and the derivative actions were consolidated as In re Arbor Realty Trust, Inc. Stockholder Derivative Litigation, No. 1:25-cv-00639. On April 28, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. The action will remain stayed following a dismissal without prejudice until entry of an order resolving a subsequent motion to dismiss in the class action. The consolidated case is in the early stages.

On April 18, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint in the District Court for the Eastern District of New York. On May 20, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On April 14, 2026, the Court lifted the stay. The next day, the parties filed a joint letter to the Court, requesting that the Court reinstate the stay pursuant to its May 20, 2025 order. On April 15, 2026, the Court ordered the parties to file a joint status report by May 5, 2026, which the parties did. On May 5, 2026, the Court ordered the parties to file a joint status report by June 9, 2026. This case is also in the early stages.

On July 18, 2025, a purported shareholder filed a verified shareholder derivative complaint in the Circuit Court for the Baltimore City, Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and a claim for breach of fiduciary duty. On September 15, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. The action will remain stayed following a dismissal without prejudice until entry of an order resolving a subsequent motion to dismiss in the class action. This case is also in the early stages.

On July 29, 2025, two purported shareholders filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty and unjust enrichment. On October 23, 2025, the Court granted a joint motion to change venue and transferred the action to the United States District Court for the District of Maryland. On November 14, 2025, the court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. The action will remain stayed following a dismissal without prejudice until entry of an order resolving a subsequent motion to dismiss in the class action. This case is also in the early stages.

On August 5, 2025, a purported shareholder filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand futility and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment. On September 10, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. The action will remain stayed following a dismissal without prejudice until entry of an order resolving a subsequent motion to dismiss in the class action. This case is also in the early stages.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The assets and liabilities related to these consolidated Securitization Entities are as follows ($ in thousands):

	March 31, 2026	December 31, 2025
Assets:
Restricted cash	$359,569	$35,258
Loans and investments, net	4,745,864	4,557,631
Other assets	65,437	69,132
Total assets	$5,170,870	$4,662,021

Liabilities:
Securitized debt	$3,931,468	$3,468,258
Other liabilities	9,688	9,590
Total liabilities	$3,941,156	$3,477,848
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 64 VIEs in which we have a variable interest at March 31, 2026 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at March 31, 2026 is as follows ($ in thousands):

Type	Carrying Amount (1)
Loans	$1,484,172
APL certificates	143,900
Equity investments	31,477
B Piece bonds	26,694
Agency interest-only strips	8
Total	$1,686,251
________________________
(1)Represents the carrying amount of loans and investments before reserves. At March 31, 2026, $91.8 million of loans to VIEs had corresponding specific loan loss reserves of $7.8 million. The maximum loss exposure at March 31, 2026 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.77 billion at March 31, 2026.
Note 16 — Equity
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
Common Stock. We have an equity distribution agreement with Citizens JMP Securities, LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. At March 31, 2026, we had 23,439,335 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During the first quarter of 2026, we repurchased 4,117,901 shares of our common stock under our share repurchase program at a total cost of $30.7 million and an average cost of $7.46 per share. At March 31, 2026, there was $105.9 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM") in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At March 31, 2026, there were 16,170,218 OP Units outstanding, which represented 7.8% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the three months ended March 31, 2026 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 24, 2026	$0.30	March 30, 2026	$0.3984375	$0.390625	$0.390625
Common Stock – On May 7, 2026, the Board of Directors declared a cash dividend of $0.17 per share of common stock. The dividend is payable on June 5, 2026 to common stockholders of record as of the close of business on May 22, 2026.
Deferred Compensation. During the first quarter of 2026, we granted 1,056,203 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $8.1 million, of which: (1) 369,386 shares with a grant date fair value of $2.8 million vested on the grant date in 2026; (2) 323,963 shares with a grant date fair value of $2.5 million will vest in 2027; (3) 324,199 shares with a grant date fair value of $2.5 million will vest in 2028; (4) 19,331 shares with a grant date fair value of $0.1 million will vest in 2029; and (5) 19,324 shares with a grant date fair value of $0.1 million will vest in 2030.
During the first quarter of 2026, we granted our chief executive officer 281,690 shares of restricted common stock with a grant date fair value of $2.1 million that vest in full in the first quarter of 2029. We also granted our chief executive officer up to 1,126,760 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $3.1 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives. In addition, we granted our chief operating officer 649,350 shares of performance-based RSUs with a grant date fair value of $0.6 million that vest at the end of a five-year performance period based on the achievement of certain stockholder return objectives.
We also issued 79,652 fully-vested RSUs with a grant date fair value of $0.6 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.
During the first quarter of 2026, we withheld 310,341 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of RSUs and OP Units, and for the three months ended March 31, 2025, convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$629	$629	$30,438	$30,438
Net income attributable to noncontrolling interest (2)	—	52	—	2,602
Net income attributable to common stockholders and noncontrolling interest (3)	$629	$681	$30,438	$33,040
Weighted average shares outstanding	194,194,906	194,194,906	190,060,776	190,060,776
Dilutive effect of OP Units (2)	—	16,170,218	—	16,249,284
Dilutive effect of RSUs (4)	—	1,370,607	—	552,260
Weighted average shares outstanding (3)	194,194,906	211,735,731	190,060,776	206,862,320
Net income per common share (1)	$0.00	$0.00	$0.16	$0.16

________________________
(1)Net of preferred stock dividends.
(2)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(3)The three months ended March 31, 2025 excludes interest expense of $6.1 million, and potentially dilutive shares of 17,616,593 attributable to convertible debt since their effect would have been anti-dilutive. In August 2025, our convertible debt matured and was fully settled.
(4)Represents the dilutive effect of performance-based RSUs granted to our chief executive officer and chief operating officer that vest based upon our achievement of total stockholder return objectives and RSUs granted to our chief executive officer and certain directors who have decided to defer the receipt of the common stock into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.

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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The legislation includes significant changes to U.S. tax law. Both our REIT and Agency Business are now subject to the provisions of Section 162(m) of the Internal Revenue Code (“Section 162(m)”) which limits the tax deductibility of executive compensation to $1 million per year for each named executive officer (“NEO”). We believe that it is more likely than not a significant portion of our NEO compensation will exceed the $1 million limitation in current and future years resulting in no tax deductibility for the book expense associated with these compensation agreements, including share based compensation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our income tax provision is as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Current income tax provision	$(4,665)	$(3,728)
Deferred income tax benefit	2,580	137
Total income tax provision	$(2,085)	$(3,591)
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During both the three months ended March 31, 2026 and 2025, we incurred $0.9 million of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Due from related party was $35.3 million and $6.5 million at March 31, 2026 and December 31, 2025, respectively, which consisted primarily of amounts due from our affiliated servicing operations related to real estate transactions closing at the end of the quarter and amounts due from ACM for costs incurred in connection with the support and secondment agreements described above.
Due to related party was $1.8 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively, and consisted of loan settlements, holdbacks and escrows to be remitted to our affiliated servicing operations related to real estate transactions.
Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to utilize privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives’ take. For certain flights, we also charter the aircraft from a certificated air carrier for use of the same aircraft. The air carrier provides charter revenue back to the aircraft owner when we use the aircraft. During the three months ended March 31, 2026 and 2025, we reimbursed the aircraft owner $0.2 million and $0.3 million, respectively, for flights taken by our executives pursuant the time-sharing agreement. There were no charter flights taken in the three months ended March 31, 2026 and 2025.
In November 2025, we originated a $67.9 million bridge loan for the acquisition of a multifamily property purchased by a joint venture we formed with ACM, an entity owned by an immediate family member of our chief executive officer and a consortium of independent outside investors, we refer to as "Clarus Berkley," which was formed to purchase and operate the property. We contributed $1.5 million, for a 3.6% interest in the borrowing entity, while ACM and the entity owned by an immediate family member of our chief executive officer contributed a combined $1.8 million for a 4.3% interest in the borrowing entity. The loan has an interest rate of SOFR plus 2.50% with a SOFR floor of 2.50% and matures in November 2028. Interest income recorded from this loan was $1.1 million for the three months ended March 31, 2026. See Note 8 for further details.
In November 2025, we committed to fund a $44.8 million bridge loan (none was funded at March 31, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project, representing less than 1.0% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in November 2028, with a one-year extension option.
In October 2025, we committed to fund a $50.5 million bridge loan (none was funded at March 31, 2026) in an SFR BTR construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project, representing in the aggregate 4.6% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in October 2028, with a one-year extension option.
In August 2025, we originated a $4.0 million bridge loan for the acquisition of a condominium complex, of which one of our directors is the co-chief executive officer and president of an entity that is an indirect owner of the borrower. The loan has an interest rate of SOFR plus 3.25% with a SOFR floor of 4.32% and matures in August 2026. Interest income recorded from this bridge loan was less than $0.1 million for the three months ended March 31, 2026.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In May 2025, we refinanced a $32.5 million bridge loan with a new $43.0 million bridge loan for an SFR BTR construction project that matures in May 2026. In 2020, we also made a $3.5 million preferred equity investment in the same project, of which $1.2 million was paid off in May 2025. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owned a 21.8% equity interest in the borrowing entity that increased to 26.6% in connection with the refinancing. The interest on the old loan was SOFR plus 3.75% with a SOFR floor of 0.75% and the interest rate of the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in May 2025, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.9 million. Interest income recorded from these loans was $0.8 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
In May 2025, we refinanced a $30.5 million bridge loan with a new $36.2 million bridge loan, for an SFR BTR construction project. In 2020, we also made a $4.6 million preferred equity investment in the same project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and owned a combined 18.9% equity interest in the borrowing entity that increased to 33.7% in connection with the refinancing. The interest rate on the old loan was SOFR plus 4.25% with a SOFR floor of 1.00% and the interest rate on the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The new loan was scheduled to mature in November 2025, which was extended to May 2026. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in November 2025, which was extended to May 2026. In connection with the extension, the borrower paid deferred interest of $1.3 million. Interest income recorded from these loans was $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $1.0 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($31.3 million was funded at March 31, 2026) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from this loan was $0.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
In 2024, we committed to fund a $62.4 million bridge loan ($28.5 million was funded at March 31, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
In 2024, we committed to fund a $42.5 million bridge loan ($33.1 million was funded at March 31, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
In 2022, we committed to fund a $67.1 million bridge loan ($55.0 million was funded at March 31, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2026, which was extended to May 2027. Interest income recorded from this loan was $1.2 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
In 2022, we funded a $39.4 million bridge loan in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and was scheduled to mature in March 2026, which was extended to March 2027. Interest income recorded from this loan was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
In 2021, we invested $4.2 million for 49.3% interest in a limited liability company (“LLC”) which purchased a retail property for $32.5 million and assumed an existing $26.0 million CMBS loan. A portion of the property can potentially be converted to office space, of which we have the right to occupy, in part. An entity owned by an immediate family member of our chief executive officer also made an

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
investment in the LLC for a 10% ownership, is the managing member and holds the right to purchase our interest in the LLC. In April 2026, we sold our interest in the LLC for $4.2 million.
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan has a fixed interest rate of 9.00% and matures in April 2030. Interest income recorded from the mezzanine loan was less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025. In February 2025, we modified this loan to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. In September 2025, the loan was modified to extend the maturity date to July 2028, adjust the interest rate to SOFR plus 1.00% with an all-in floor of 6.50%, and include a fixed pay rate of 1.00%, effective June 1, 2025, with the remaining balance deferred. Interest income recorded from the bridge loan was less than $0.1 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. See Note 8 for further details.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in May 2025, which was extended to February 2029. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 75% in the borrowing entity. The loan had an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. In September 2025, this loan paid off and we fully recovered the specific reserve recorded. Interest income recorded from this loan was $0.5 million for the three months ended March 31, 2025.
In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. The loan was paid off in October 2025. Servicing revenue recorded from this loan was less than $0.1 million for the three months ended March 31, 2025.
In 2015, we invested $9.6 million for 50% of ACM’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. In April 2025, the joint venture entered into an agreement to sell its interest in the residential mortgage banking business for $117.3 million. Based on the terms of this agreement, $22.0 million was allocated to us, which is equivalent to the carrying value of our investment, and therefore, we did not record a gain or loss on the transaction. The transaction closed once the entire sales price was paid, which was due in installments as follows: $15.0 million on or before April 1, 2025; $15.0 million on or before April 30, 2025; and the remaining $87.3 million on or before December 15, 2025. The first two installments were made in April 2025, for which we received $5.6 million as our allocable share, and the final installment was made in July 2025 for which we received $16.4 million as our allocable share.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At March 31, 2026, this debt had an aggregate outstanding balance of approximately $296.0 million and is scheduled to mature through 2029. See Note 8 for further details.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At March 31, 2026, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.2% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

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

	Three Months Ended March 31, 2026
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$224,394	$10,653	$—	$235,047
Interest expense	170,814	4,388	—	175,202
Net interest income	53,580	6,265	—	59,845
Other revenue:
Gain on sales, including fee-based services, net	—	12,505	—	12,505
Mortgage servicing rights	—	9,660	—	9,660
Servicing revenue	—	44,033	—	44,033
Amortization of MSRs	—	(18,293)	—	(18,293)
Property operating income	8,060	—	—	8,060
Loss on derivative instruments, net	—	(493)	—	(493)
Other income (loss), net	2,223	(149)	—	2,074
Total other revenue	10,283	47,263	—	57,546
Other expenses:
Employee compensation and benefits	18,862	24,963	—	43,825
Commissions	—	3,859	—	3,859
Selling and administrative	9,150	7,803	—	16,953
Property operating expenses	11,964	—	—	11,964
Depreciation and amortization	6,713	391	—	7,104
Impairment loss on real estate owned	12,500	—	—	12,500
Provision for loss sharing, net	—	4,537	—	4,537
Provision for credit losses, net	3,644	2,172	—	5,816
Total other expenses	62,833	43,725	—	106,558
Income before loss on real estate, income from equity affiliates and income taxes	1,030	9,803	—	10,833
Loss on real estate	(2,136)	—	—	(2,136)
Income from equity affiliates	4,411	—	—	4,411
Benefit from (provision for) income taxes	83	(2,168)	—	(2,085)
Net income	3,388	7,635	—	11,023
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	52	52
Net (loss) income attributable to common stockholders	$(6,954)	$7,635	$(52)	$629

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$230,087	$10,606	$—	$240,693
Interest expense	161,579	3,672	—	165,251
Net interest income	68,508	6,934	—	75,442
Other revenue:
Gain on sales, including fee-based services, net	—	12,781	—	12,781
Mortgage servicing rights	—	8,131	—	8,131
Servicing revenue	—	43,361	—	43,361
Amortization of MSRs	—	(17,758)	—	(17,758)
Property operating income	4,387	—	—	4,387
Gain on derivative instruments, net	—	3,400	—	3,400
Other income, net	2,078	2,341	—	4,419
Total other revenue	6,465	52,256	—	58,721
Other expenses:
Employee compensation and benefits	18,157	23,266	—	41,423
Commissions	—	4,613	—	4,613
Selling and administrative	8,932	7,380	—	16,312
Property operating expenses	3,474	—	—	3,474
Depreciation and amortization	3,352	392	—	3,744
Provision for loss sharing, net	—	1,786	—	1,786
Provision for credit losses, net	9,154	(79)	—	9,075
Total other expenses	43,069	37,358	—	80,427
Income before extinguishment of debt, loss on real estate, loss from equity affiliates and income taxes	31,904	21,832	—	53,736
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(2,810)	—	—	(2,810)
Loss from equity affiliates	(1,634)	—	—	(1,634)
Benefit from (provision for) income taxes	639	(4,230)	—	(3,591)
Net income	25,780	17,602	—	43,382
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	2,602	2,602
Net income attributable to common stockholders	$15,438	$17,602	$(2,602)	$30,438
________________________
(1) Includes income allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2026
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$89,285	$317,841	$407,126
Restricted cash	359,569	33,960	393,529
Loans and investments, net	11,835,381	—	11,835,381
Loans held-for-sale, net	—	443,218	443,218
Capitalized mortgage servicing rights, net	—	331,929	331,929
Securities held-to-maturity, net	—	155,469	155,469
Investments in equity affiliates	56,747	—	56,747
Real estate owned, net	520,766	—	520,766
Goodwill and other intangible assets	12,500	73,661	86,161
Other assets and due from related party	387,609	74,550	462,159
Total assets	$13,261,857	$1,430,628	$14,692,485

Liabilities:
Debt obligations	$10,904,398	$424,865	$11,329,263
Allowance for loss-sharing obligations	—	106,773	106,773
Other liabilities and due to related parties	212,622	64,777	277,399
Total liabilities	$11,117,020	$596,415	$11,713,435

	December 31, 2025
Assets:
Cash and cash equivalents	$124,141	$358,734	$482,875
Restricted cash	35,258	32,089	67,347
Loans and investments, net	11,934,248	—	11,934,248
Loans held-for-sale, net	—	409,081	409,081
Capitalized mortgage servicing rights, net	—	340,842	340,842
Securities held-to-maturity, net	—	156,087	156,087
Investments in equity affiliates	57,966	—	57,966
Real estate owned, net	498,938	—	498,938
Goodwill and other intangible assets	12,500	74,053	86,553
Other assets and due from related party	382,735	78,231	460,966
Total assets	$13,045,786	$1,449,117	$14,494,903

Liabilities:
Debt obligations	$10,625,053	$390,396	$11,015,449
Allowance for loss-sharing obligations	—	97,579	97,579
Other liabilities and due to related parties	241,873	72,849	314,722
Total liabilities	$10,866,926	$560,824	$11,427,750

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Origination Data:
Structured Business
Bridge:
Multifamily	$405,600	$367,750
SFR	321,122	356,294
	726,722	724,044

Construction - Multifamily	40,870	18,637
Mezzanine / Preferred Equity	—	4,440
Total New Loan Originations	$767,592	$747,121

Number of Loans Originated	6	20

Commitments:
Construction - Multifamily	$113,070	$92,000
SFR	53,000	162,400
Total Commitments	$166,070	$254,400

Loan Runoff	$861,033	$421,941

Agency Business
Origination Volumes by Investor:
Fannie Mae	$570,815	$357,811
Freddie Mac	91,255	178,020
FHA	45,507	16,041
Private Label	—	44,925
SFR - Fixed Rate	—	9,111
Total New Loan Originations	$707,577	$605,908
Total Loan Commitment Volume	$733,860	$645,401

Agency Business Loan Sales Data:
Fannie Mae	$571,579	$355,716
Freddie Mac	77,003	298,485
FHA	22,390	67,542
SFR - Fixed Rate	—	9,111
Total Loan Sales	$670,972	$730,854
Sales Margin (fee-based services as a % of loan sales)	1.86%	1.75%
MSR Rate (MSR income as a % of loan commitments)	1.32%	1.26%
________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2026
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$24,261,724	44.4	5.4
Freddie Mac	7,368,979	18.2	5.7
Private Label	2,554,209	18.7	4.3
FHA	1,584,644	13.8	19.0
Bridge	277,523	10.4	2.0
SFR - Fixed Rate	264,008	20.0	3.8
Total	$36,311,087	35.5	5.9

	December 31, 2025
Fannie Mae	$24,085,960	44.7	5.5
Freddie Mac	7,455,088	18.3	5.9
Private Label	2,558,048	18.7	4.5
FHA	1,549,483	13.9	19.1
Bridge	277,738	10.4	2.2
SFR - Fixed Rate	277,490	20.0	4.0
Total	$36,203,807	35.6	6.1

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

Significant Developments During the First Quarter of 2026
Financing and Capital Markets Activity
•Closed a collateralized securitization vehicle (CLO 21) totaling $762.6 million, of which $674.0 million consisted of investment grade notes and $88.6 million of below investment grade notes were retained by us; and
•We repurchased 4,117,901 shares of our common stock under our share repurchase program at a total cost of $30.7 million and an average cost of $7.46 per share.
Structured Business Activity
•Balance sheet portfolio of $12.00 billion, as loan runoff totaling $861.0 million outpaced loan originations of $767.6 million;
•We modified 13 loans with a total UPB of $478.8 million (see Note 3 for details); and
•We foreclosed on and took back the underlying collateral on three loans with an aggregate net carrying value of $58.8 million and recorded a loss of $1.8 million through provision for credit losses. We sold one of those foreclosed properties, along with an existing REO asset, for $33.0 million and recognized an aggregate loss of $2.1 million through loss on real estate. See Notes 3 and 9 for details.
Agency Business Activity. Servicing portfolio of $36.31 billion (up $107.3 million) with loan originations totaling $707.6 million, which includes $218.5 million of new Agency loans that were recaptured from our Structured Business runoff.
Dividend. We declared a cash dividend of $0.17 per share, a reduction from our previous quarterly dividend of $0.30 per share.
Current Market Conditions, Risks and Recent Trends
During 2025, the Federal Reserve lowered the federal funds rate three times for an aggregate 75-basis point reduction. Current market expectations generally contemplate the potential for an additional rate cut in the fourth quarter of 2026, but those expectations may abate if impacts from recent geopolitical events have a longer lasting effect on the economic environment and inflationary measurements. However, the elevated rate environment has persisted longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. While short-term rates have declined, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict involving Iran, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the July 2025 enactment of the OBBBA, as described below. Accordingly, it remains difficult to predict where short- and long-term rates will settle during 2026.
This prolonged rate environment has resulted, and may continue to result, in higher payment delinquencies and defaults, more loan modifications and foreclosures and declines in real estate values in certain asset classes, which have adversely affected, and may continue to adversely affect, our results of operations, financial condition, business prospects, liquidity and ability to make distributions to stockholders. It has also made it more difficult to resolve delinquent loans, contributing to additional foreclosures and REO assets on our balance sheet. When we take title to assets through foreclosure, we generally seek to dispose of these assets through third-party sales. However, depending on market conditions and asset-specific factors, we may evaluate other alternatives, such as recapitalizations and joint venture structures, intended to optimize recoveries and reduce our REO exposure. These efforts may include enhanced property management, capital improvements and deferred maintenance, re-leasing vacant space, renewing or restructuring leases and other stabilization initiatives designed to improve occupancy, cash flow and marketability.
We continue to apply disciplined underwriting and risk management practices and work closely with borrowers to protect portfolio quality and mitigate potential losses, including, where appropriate, modifying loan terms. However, given the current interest rate environment, we cannot assure that our loan portfolio will continue to perform in accordance with current contractual terms.
An elevated rate environment generally benefits our net interest income because our structured loan portfolio exceeds our corresponding debt balances, the substantial majority of our loan portfolio is floating rate based on SOFR and a meaningful portion of our debt, including senior unsecured notes, is fixed rate. As a result, increases in interest income generally tends to outpace increases in interest expense, and earnings on our cash and escrow balances also benefit from higher rates. These benefits, however, have been increasingly offset by the adverse effects of a prolonged elevated rate environment, including higher delinquencies, more loan modifications and foreclosures, lower loan originations, reduced cash and escrow balances and pressure on certain commercial real estate values, which can result in higher reserves when collateral values are considered insufficient to fully repay loans.
The recent reductions in short-term interest rates have reduced, and are expected to continue to reduce, net interest income on our floating rate loan portfolio and earnings on our cash and escrow balances. For additional information, see “Quantitative and Qualitative Disclosures about Market Risk” below.
Elevated and volatile interest rates, together with geopolitical uncertainty, including the conflict involving Iran, have also disrupted portions of the financial services, real estate and credit markets. These conditions have contributed to weaker performance in certain of our legacy assets, leading to increased defaults and delinquencies. If these conditions continue to affect our borrowers and their tenants, or if other risks described in our SEC filings materialize, our liquidity and capital resources could be further adversely affected. Notwithstanding these conditions, we have continued to access capital through a variety of financing vehicles to support our operations and strengthen our business. In addition, while a majority of our cash is held at major financial institutions and balances frequently exceed insured limits, we mitigate this exposure by diversifying deposits across counterparties. Because these deposits are generally demand deposits maintained with institutions with reputable credit, we believe we bear minimal credit risk.
We are a national originator with Fannie Mae and Freddie Mac, and the GSEs continue to be the most significant providers of capital to the multifamily market. FHFA set the 2026 Caps for Fannie Mae and Freddie Mac at $88 billion for each enterprise, or $176 billion in the aggregate, up from $73 billion for each enterprise in 2025. FHFA has stated that it will continue to monitor the market and may increase the 2026 Caps if warranted but will not reduce them if the market is smaller than initially projected. Loans supporting workforce housing, which preserve affordable rents in multifamily properties typically without public subsidies, will continue to be excluded from the 2026 Caps. In addition, at least 50% of multifamily volume must continue to support mission-driven affordable housing, with affordability levels ranging from 80% to 120% of area median income, depending on the market. Our GSE originations remain highly attractive executions because they generate significant gains on sale, non-cash gains related to MSRs and servicing revenues. At the same time, we cannot predict whether FHFA may impose stricter limitations on GSE multifamily production in the future.
On July 4, 2025, the OBBBA was enacted into law. The legislation includes significant changes to U.S. tax law and other policy areas that may affect our business and the broader commercial real estate finance markets. Based on our evaluation to date, we expect certain changes under the OBBBA, including changes affecting the application of Section 162(m), to increase our current tax expense and effective tax rate. In addition, a separate expansion of Section 162(m), enacted under prior law and scheduled to take effect in 2027, could further increase our annual effective tax rate and current tax expense, potentially materially. More broadly, elements of the OBBBA, including changes in federal spending, fiscal priorities and other policy provisions, may also influence capital markets, the interest rate environment and demand for commercial real estate finance. Because implementation of these tax and other provisions remains subject to further interpretation and guidance, the ultimate impact on our business, financial condition, results of operations and the real estate markets in general could differ from our current expectations.
Changes in Financial Condition
Assets — Comparison of balances at March 31, 2026 to December 31, 2025:
Our Structured loan and investment portfolio balance was $12.00 billion and $12.11 billion at March 31, 2026 and December 31, 2025, respectively. This decrease was primarily due to loan runoff exceeding loan originations by $93.4 million (see below for details) and by loans we foreclosed on and received ownership of the underlying collateral as REO assets.
The portfolio had a weighted average current interest pay rate of 6.49% at both March 31, 2026 and December 31, 2025. Including certain fees earned and costs, the weighted average current interest rate was 7.03% and 7.08% at March 31, 2026 and December 31, 2025, respectively. Our debt that finances our Structured loan and investment portfolio totaled $10.71 billion and $10.46 billion at March 31, 2026 and December 31, 2025, respectively, with a weighted average funding cost of 6.13% and 6.16%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.40% and 6.45%, at March 31, 2026 and December 31, 2025. respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

Three Months Ended March 31, 2026
Loans originated	$767,592
Number of loans	6
Weighted average interest rate	7.56%

Loan runoff	$861,033
Number of loans	26
Weighted average interest rate	7.72%

Loans modified	$478,800
Number of loans	13

Loans extended	$1,423,733
Number of loans	71
Loans held-for-sale from the Agency Business increased $34.1 million, primarily from loan originations exceeding sales by $36.6 million as noted in the following table ($ in thousands):

	Three Months Ended March 31, 2026
	Loan Originations	Loan Sales
Fannie Mae	$570,815	$571,579
Freddie Mac	91,255	77,003
FHA	45,507	22,390
Total	$707,577	$670,972

Real estate owned increased $21.8 million, primarily due to the foreclosure of two multifamily bridge loans totaling $34.0 million, through which we took back the underlying collateral, partially offset by the sale of one multifamily property.

Due from related party increased $28.7 million, primarily due to funds from payoffs to be remitted by our affiliated servicing operations related to real estate transactions at the end of the reporting period. These amounts were remitted to us in April 2026.

Other assets decreased $27.5 million, primarily due to the payoff of an unsecured line of credit loan.
Liabilities – Comparison of balances at March 31, 2026 to December 31, 2025:
Credit and repurchase facilities decreased $181.7 million, primarily due to the transfer of loans into a CLO and loan runoff in our Structured Business portfolio, partially offset by loan originations exceeding sales in our Agency Business.
Securitized debt increased $463.2 million, primarily due to the closing of CLO 21 where we issued $674.0 million of notes to third-party investors, partially offset by paydowns on our existing securitizations of $248.4 million.
Notes payable — real estate owned increased $30.2 million, due to the addition of notes payable on a new REO asset and financing received on two existing REO assets.
Other liabilities decreased $35.1 million, primarily due to payments of accrued incentive compensation and commissions during the first quarter of 2026, related to 2025 performance.
Equity
See Note 16 for details of our issuances of common stock, dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	March 31, 2026
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$24,261,724	2,690	4.3	5.4	97%	3%	4.68%	2.55%	2.75%
Freddie Mac	7,368,979	1,078	3.3	5.7	91%	9%	4.96%	5.02%	3.65%
Private Label	2,554,209	159	4.6	4.3	100%	—	4.16%	—	1.36%
FHA	1,584,644	108	4.4	19.0	100%	—	3.94%	0.92%	—
Bridge	277,523	3	3.3	2.0	85%	15%	6.28%	—	—
SFR - Fixed Rate	264,008	49	3.5	3.8	100%	—	5.62%	—	1.70%
Total	$36,311,087	4,087	4.1	5.9	96%	4%	4.68%	2.76%	2.69%

	December 31, 2025
Fannie Mae	$24,085,960	2,702	4.2	5.5	97%	3%	4.68%	3.58%	2.59%
Freddie Mac	7,455,088	1,109	3.1	5.9	90%	10%	4.98%	3.63%	3.96%
Private Label	2,558,048	159	4.4	4.5	100%	—	4.16%	0.44%	1.35%
FHA	1,549,483	107	4.3	19.1	100%	—	3.91%	1.11%	—
Bridge	277,738	3	3.0	2.2	85%	15%	6.31%	—	—
SFR - Fixed Rate	277,490	51	3.3	4.0	100%	—	5.62%	2.42%	1.62%
Total	$36,203,807	4,131	4.0	6.1	96%	4%	4.69%	3.22%	2.65%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At March 31, 2026 and December 31, 2025, delinquent loans totaled $975.4 million and $959.0 million, respectively. At March 31, 2026, there were five loans totaling $56.0 million in bankruptcy and twenty-five loans totaling $313.5 million were foreclosed. At December 31, 2025, there were five loans totaling $56.0 million in bankruptcy and nineteen loans totaling $176.5 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Amount	Percent

Interest income	$235,047	$240,693	$(5,646)	(2)%
Interest expense	175,202	165,251	9,951	6%
Net interest income	59,845	75,442	(15,597)	(21)%
Other revenue:
Gain on sales, including fee-based services, net	12,505	12,781	(276)	(2)%
Mortgage servicing rights	9,660	8,131	1,529	19%
Servicing revenue, net	25,740	25,603	137	1%
Property operating income	8,060	4,387	3,673	84%
(Loss) gain on derivative instruments, net	(493)	3,400	(3,893)	nm
Other income, net	2,074	4,419	(2,345)	(53)%
Total other revenue	57,546	58,721	(1,175)	(2)%
Other expenses:
Employee compensation and benefits	47,684	46,036	1,648	4%
Selling and administrative	16,953	16,312	641	4%
Property operating expenses	11,964	3,474	8,490	nm
Depreciation and amortization	7,104	3,744	3,360	90%
Impairment loss on real estate owned	12,500	—	12,500	nm
Provision for loss sharing, net	4,537	1,786	2,751	154%
Provision for credit losses, net	5,816	9,075	(3,259)	(36)%
Total other expenses	106,558	80,427	26,131	32%
Income before extinguishment of debt, loss on real estate, income (loss) from equity affiliates and income taxes	10,833	53,736	(42,903)	(80)%
Loss on extinguishment of debt	—	(2,319)	2,319	nm
Loss on real estate	(2,136)	(2,810)	674	(24)%
Income (loss) from equity affiliates	4,411	(1,634)	6,045	nm
Provision for income taxes	(2,085)	(3,591)	1,506	(42)%
Net income	11,023	43,382	(32,359)	(75)%
Preferred stock dividends	10,342	10,342	—	—
Net income attributable to noncontrolling interest	52	2,602	(2,550)	(98)%
Net income attributable to common stockholders	$629	$30,438	$(29,809)	(98)%
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended March 31,
	2026			2025
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,281,488	$204,319	7.35%	$10,976,779	$219,010	8.09%
Mezzanine	294,285	6,301	8.68%	257,093	6,187	9.76%
Construction - Multifamily	267,024	6,758	10.26%	8,115	144	7.20%
Preferred equity investments	202,118	5,488	11.01%	148,845	3,668	9.99%
Other	—	—	—	3,079	73	9.62%
Core interest-earning assets	12,044,915	222,866	7.50%	11,393,911	229,082	8.15%
Cash equivalents	194,371	1,528	3.19%	110,338	1,005	3.69%
Total interest-earning assets	$12,239,286	$224,394	7.44%	$11,504,249	$230,087	8.11%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,723,770	$79,681	6.84%	$3,404,758	$64,339	7.66%
CLO	3,455,807	52,209	6.13%	4,285,662	68,480	6.48%
Unsecured debt	2,050,000	36,274	7.18%	1,532,500	24,954	6.60%
Trust preferred	154,336	2,650	6.96%	154,336	2,938	7.72%
Q Series securitization	—	—	—	41,677	868	8.45%
Total interest-bearing liabilities	$10,383,913	170,814	6.67%	$9,418,933	161,579	6.96%
Net interest income		$53,580			$68,508
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $5.7 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets, partially offset by an increase in the average balance of our core interest-earning assets (loan originations exceeded runoff in 2025) and, to a lesser extent, higher average bank balances. The decrease in the average yield was mainly from a decrease in SOFR, a reduction in back interest earned on delinquent and modified loans and an increase in new delinquencies and modified loans at lower rates.
The increase in interest expense was mainly due to a $9.2 million increase from our Structured Business, primarily due an increase in the average balance of our interest-bearing liabilities from an increase in the average loan portfolio and the issuance of senior unsecured notes. This was partially offset by note paydowns in our securitizations, the payoff of our 7.50% convertible senior notes and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 8% decrease in loan sales volume ($59.9 million), partially offset by a 6% increase in the sales margin from 1.75% to 1.86%. The increase in the sales margin was mainly due to the portfolio mix in 2026 that produced higher margins.
The increase in income from MSRs was primarily due to a 14% increase in loan commitment volume ($88.5 million).
Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets. This is also the reason for the increase in depreciation and amortization.

The gains and losses on derivative instruments in 2026 and 2025 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates.
The decrease in other income, net was primarily due to increases in the fair value of our Private Label loans from our Agency Business recognized in 2025.
Other Expenses
In 2026, we recorded a $12.5 million impairment loss related to certain REO assets that we acquired through foreclosure in prior periods, which represents the extent to which the carrying value exceeded its estimated fair value at the current period end.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in 2026, partially offset by an improved positive outlook for commercial real estate in 2026, compared to 2025.
The decrease in the provision for credit losses, net primarily reflects lower specific loan impairment reserves taken in 2026, partially offset by higher general reserves as a result of an increase in our historical loss and a loss provision recorded upon sale, or expected sale, of an REO asset in 2026.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2025 reflects deferred financing fees recognized in connection with the unwind of CLOs.
Loss on Real Estate
The loss on real estate in 2026 represents a loss incurred on the sale of an existing REO asset; while the loss on real estate in 2025 is comprised of a $1.8 million loss on the foreclosure of loans we took back as REO and a $2.8 million loss on below market debt on the sale of two existing REOs, partially offset by a $1.9 million gain on the REO sales.
Income (loss) from Equity Affiliates
Income from equity affiliates in 2026 primarily reflects $5.8 million of income recognized related to a cash distribution received from our Lexford joint venture, partially offset by losses from other investments; while loss from equity affiliates in 2025 primarily reflects losses from our investments in a residential mortgage banking business and our AMAC III investment totaling $2.3 million, partially offset by income from several of our other investments.
Provision for Income Taxes
In the three months ended March 31, 2026, we recorded a tax provision of $2.1 million, which consisted of a current tax provision of $4.7 million and a deferred tax benefit of $2.6 million. In the three months ended March 31, 2025, we recorded a tax provision of $3.6 million, which consisted of a current tax provision of $3.7 million and a deferred tax benefit of $0.1 million.
Net Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). There were 16,170,218 and 16,173,761 OP Units outstanding at March 31, 2026 and 2025, respectively, which represented 7.8% of our outstanding stock at both March 31, 2026 and 2025.
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

The elevated and volatile interest rates, together with geopolitical uncertainty, including the conflict involving Iran, has caused some disruptions in financial services, real estate and credit markets. As stated earlier, these conditions have contributed to weaker performance of certain of our legacy assets, leading to increased defaults, delinquencies and foreclosures. If these conditions continue to affect our borrowers and their tenants, or if other risks described in our SEC filings materialize, our liquidity and capital resources could be further adversely affected.
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
We had $10.96 billion in total structured debt outstanding at March 31, 2026. Of this total, $6.16 billion, or 56%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $4.81 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At March 31, 2026, we had $2.66 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $36.31 billion agency servicing portfolio at March 31, 2026, which is mostly prepayment protected, and escrow/cash balances that generates approximately $129 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows used in operating activities totaled $8.3 million during the three months ended March 31, 2026 and consisted primarily of net cash outflows of $36.6 million from loan originations exceeding loan sales in our Agency Business, partially offset by net income (adjusted for the impairment on REO of $12.5 million and an increase in CECL reserves of $10.4 million) of $33.9 million.
Cash flows provided by investing activities totaled $58.3 million during the three months ended March 31, 2026. Loan and investment activity (originations and payoffs/paydowns) comprise the majority of our investing activities. Loan paydowns/payoffs from our Structured Business totaling $894.0 million and originations of $826.1 million, net of payoffs, resulted in net cash inflows of $67.9 million.
Cash flows provided by financing activities totaled $200.4 million during the three months ended March 31, 2026 and consisted primarily of $467.4 million of net securitized debt activity (proceeds exceeded payoffs and paydowns), partially offset by net cash outflows of $171.0 million from debt facility activities (facility paydowns were greater than financed loan originations), $73.3 million of distributions to our stockholders and OP Unit holders and $30.7 million of repurchase of common stock.
Unencumbered Assets. At March 31, 2026, we had total unencumbered assets with a carrying value of $3.23 billion, consisting of cash and cash equivalents of $407.1 million, loans of $792.4 million, securitization investments of $1.28 billion, MSRs of $331.9 million and $423.2 million of other assets not encumbered by any portion of secured indebtedness. Our unencumbered assets to unsecured debt ratio was 1.58x at March 31, 2026, compared to the required minimum of 1.20x.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at March 31, 2026. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	March 31, 2026
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities (3)	$7,738,720	$4,552,686	$3,186,034	2026 - 2029
Securitized debt (4)	3,953,223	3,953,223	—	2026 - 2030
Senior unsecured notes	2,050,000	2,050,000	—	2026 - 2030
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Notes payable - real estate owned	253,189	253,189	—	2026 - 2027
Structured Business total	14,149,468	10,963,434	3,186,034

Agency Business
Credit and repurchase facilities (3)(5)	1,775,000	425,171	1,349,829	2026 - 2027
Consolidated total	$15,924,468	$11,388,605	$4,535,863
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Commitment totals include available overadvances.
(4)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at March 31, 2026.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
March 31, 2026	$5,005,616	$4,977,857	$5,319,936
December 31, 2025	4,917,924	5,161,707	5,556,285
September 30, 2025	4,633,344	4,133,965	5,553,722
June 30, 2025	4,846,239	4,730,120	4,922,270
March 31, 2025	3,609,646	4,791,967	4,803,572
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At March 31, 2026, we had no off-balance sheet arrangements.
Inflation. During 2025, the Federal Reserve lowered the federal funds rate three times for an aggregate 75-basis point reduction. Current market expectations generally contemplate the potential for an additional rate cut in the fourth quarter of 2026, but those expectations may abate if impacts from recent geopolitical events have a longer lasting effect on the economic environment and inflationary measurements. However, the elevated rate environment has persisted longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. While short-term rates have declined, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict in Iran, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the OBBBA. Accordingly, it remains difficult to predict where short- and long-term rates will settle during 2026.
This prolonged rate environment has resulted, and may continue to result, in higher payment delinquencies and defaults, more loan modifications and foreclosures and declines in real estate values in certain asset classes, which have adversely affected, and may continue to adversely affect, our results of operations, financial condition, business prospects, liquidity and ability to make distributions to stockholders. It has also made it more difficult to resolve delinquent loans, contributing to additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our business.
For additional details, see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.

Contractual Obligations. During the three months ended March 31, 2026, the following significant changes were made to our contractual obligations disclosed in our 2025 Annual Report:

•Closed CLO 21 totaling $762.6 million of notes issued, of which $88.6 million of notes were retained by us;
•Entered into a new $300.0 million credit facility;
•Paid down outstanding notes on existing securitizations totaling $248.4 million; and
•In April 2026, we redeemed our 5.00% senior notes totaling $175.0 million at maturity.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at March 31, 2026.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Refer to Note 2 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for a discussion of our critical accounting policies. During the three months ended March 31, 2026, there were no material changes to these policies.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025

Net income attributable to common stockholders	$629	$30,438
Adjustments:
Net income attributable to noncontrolling interest	52	2,602
Income from mortgage servicing rights	(9,660)	(8,131)
Deferred tax benefit	(2,580)	(137)
Amortization and write-offs of MSRs	19,340	20,864
Depreciation and amortization	7,814	4,568
Loss on extinguishment of debt	—	2,319
Provision for credit losses, net	(20,878)	756
Loss (gain) on derivative instruments, net	1,298	(4,697)
Loss on real estate	12,529	2,810
Stock-based compensation	5,904	5,935
Distributable earnings (1)	$14,448	$57,327

Diluted weighted average shares outstanding (1)(2)	211,735,731	206,862,320

Diluted distributable earnings per share (1)	$0.07	$0.28
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding are adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance, which were fully settled in the third quarter of 2025. No adjustment was necessary for the three months ended March 31, 2025, as their effect was anti-dilutive and not reflected in the diluted weighted average shares outstanding.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Item 7A of our 2025 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our exposure to market risk since December 31, 2025.
Our operating results are sensitive to fluctuations in interest rates, particularly in our Structured Business. Our structured loan portfolio and investments are primarily floating rate based on SOFR and a meaningful portion of our debt is fixed rate. Additionally, interest rate floors on certain loans, where applicable, may cause changes in interest income and interest expense to occur at different times or by different amounts. Therefore, while increases in interest rates generally benefit our net interest income because our structured loan portfolio and investments exceed our corresponding debt balances, fluctuations in interest rates do not necessarily correlate directly with the impact on our net interest income, particularly depending on the magnitude of such fluctuations and the effect of applicable interest rate floors.
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

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,997,293	$46,532	$(39,149)	$(66,973)
Interest expense from debt obligations	(10,963,434)	44,050	(42,631)	(84,352)
Impact to net interest income from loans and investments		2,482	3,482	17,379
Interest income from cash, restricted cash and escrow balances (2)	2,007,509	10,038	(10,038)	(20,075)
Total impact from hypothetical changes in interest rates		$12,520	$(6,556)	$(2,696)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at March 31, 2026.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 3.3%, or approximately $66 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of income. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $12.4 million at March 31, 2026, while a 100 basis point decrease would increase the fair value by $13.0 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2026.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 5.    Other Information
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At March 31, 2026, there was $105.9 million available for repurchase under this program. The program may be discontinued or modified at any time.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2026	410,173	$7.67	410,173	$133,440
February 1 - 28, 2026	2,034,687	7.32	2,034,687	$118,541
March 1 - 31, 2026	1,673,041	7.58	1,673,041	$105,851
	4,117,901	$7.46	4,117,901

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

10.1	Employment Agreement by and between Arbor Realty Trust, Inc. and Yoni Goodman	8-K	10.1	02/17/26

10.2	Amendment to Employment Agreement by and between Arbor Realty Trust, Inc. and Yoni Goodman	8-K	10.2	02/17/26

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2026, filed on May 8, 2026, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: May 8, 2026	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: May 8, 2026	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer