Form 10-Q
period 2026-06-30
ARBOR REALTY TRUST INC
filed 2026-07-31
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 186,558,043 shares of common stock outstanding at July 24, 2026.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Cash and cash equivalents	$287,525	$482,875
Restricted cash	138,382	67,347
Loans and investments, net (allowance for credit losses of $163,431 and $145,971)	11,915,216	11,934,248
Loans held-for-sale, net	375,797	409,081
Capitalized mortgage servicing rights, net	323,887	340,842
Securities held-to-maturity, net (allowance for credit losses of $14,343 and $17,013)	157,137	156,087
Investments in equity affiliates	82,762	57,966
Real estate owned, net	545,946	498,938
Goodwill and other intangible assets	85,770	86,553
Other assets	440,403	460,966
Total assets	$14,352,825	$14,494,903

Liabilities and Equity:
Credit and repurchase facilities	$5,812,258	$5,149,651
Securitized debt	2,972,246	3,468,258
Senior unsecured notes	1,857,769	2,029,078
Junior subordinated notes to subsidiary trust issuing preferred securities	145,907	145,497
Notes payable - real estate owned	270,410	222,965
Due to borrowers	27,562	33,451
Allowance for loss-sharing obligations	118,898	97,579
Other liabilities	266,752	281,271
Total liabilities	11,471,802	11,427,750

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,683	633,683
Special voting preferred shares - 16,170,218 and 16,169,858 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 188,981,757 and 195,491,855 shares issued and outstanding	1,890	1,955
Additional paid-in capital	2,409,539	2,454,312
Accumulated deficit	(267,177)	(136,597)
Total Arbor Realty Trust, Inc. stockholders' equity	2,777,935	2,953,353
Noncontrolling interest	103,088	113,800
Total equity	2,881,023	3,067,153
Total liabilities and equity	$14,352,825	$14,494,903
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs,") as we are the primary beneficiary of these VIEs. At June 30, 2026 and December 31, 2025, assets of our consolidated VIEs totaled $3,790,046 and $4,662,021, respectively, and the liabilities of our consolidated VIEs totaled $2,978,886 and $3,477,848, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$230,858	$240,303	$465,905	$480,997
Interest expense	177,761	171,578	352,963	336,829
Net interest income	53,097	68,725	112,942	144,168
Other revenue:
Gain on sales, including fee-based services, net	15,176	13,658	27,681	26,439
Mortgage servicing rights	12,110	10,930	21,770	19,061
Servicing revenue, net	23,879	27,437	49,619	53,040
Property operating income	8,313	5,452	16,373	9,839
Gain on derivative instruments, net	1,041	219	548	3,619
Other income, net	2,260	3,989	4,336	8,407
Total other revenue	62,779	61,685	120,327	120,405
Other expenses:
Employee compensation and benefits	45,096	41,181	92,779	87,217
Selling and administrative	15,868	14,859	32,821	31,171
Property operating expenses	12,670	6,802	24,635	10,276
Depreciation and amortization	5,929	5,848	13,033	9,592
Impairment loss on real estate owned	13,650	—	26,150	—
Provision for loss sharing, net	13,472	4,215	18,009	6,002
Provision for credit losses, net	38,163	19,004	43,979	28,079
Total other expenses	144,848	91,909	251,406	172,337
(Loss) income before extinguishment of debt, gain (loss) on real estate, income from equity affiliates and income taxes	(28,972)	38,501	(18,137)	92,236
Loss on extinguishment of debt	—	—	—	(2,319)
Gain (loss) on real estate	64	(1,448)	(2,073)	(4,258)
Income from equity affiliates	1,893	2,654	6,304	1,020
Provision for income taxes	(3,150)	(3,398)	(5,235)	(6,989)
Net (loss) income	(30,165)	36,309	(19,141)	79,690
Preferred stock dividends	10,342	10,342	20,684	20,684
Net (loss) income attributable to noncontrolling interest	(3,165)	2,015	(3,112)	4,617
Net (loss) income attributable to common stockholders	$(37,342)	$23,952	$(36,713)	$54,389

Basic (loss) earnings per common share	$(0.20)	$0.12	$(0.19)	$0.28
Diluted (loss) earnings per common share	$(0.20)	$0.12	$(0.19)	$0.28

Weighted average shares outstanding:
Basic	190,806,800	192,236,206	192,491,494	191,154,501
Diluted	190,806,800	209,003,002	192,491,494	207,938,574

Dividends declared per common share	$0.17	$0.30	$0.47	$0.73
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended June 30, 2026
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – April 1, 2026	42,462,218	$633,683	192,370,465	$1,924	$2,428,500	$(194,058)	$2,870,049	$109,001	$2,979,050
Repurchase - common stock	—	—	(3,550,691)	(36)	(20,814)	—	(20,850)	—	(20,850)
Stock-based compensation, net	—	—	161,983	2	1,853	—	1,855	—	1,855
Distributions - common stock	—	—	—	—	—	(32,442)	(32,442)	—	(32,442)
Distributions - preferred stock	—	—	—	—	—	(13,677)	(13,677)	—	(13,677)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(2,748)	(2,748)
Net loss	—	—	—	—	—	(27,000)	(27,000)	(3,165)	(30,165)
Balance – June 30, 2026	42,462,218	$633,683	188,981,757	$1,890	$2,409,539	$(267,177)	$2,777,935	$103,088	$2,881,023

Six Months Ended June 30, 2026
Balance – January 1, 2026	42,461,858	$633,683	195,491,855	$1,955	$2,454,312	$(136,597)	$2,953,353	$113,800	$3,067,153
Repurchase - common stock	—	—	(7,668,592)	(77)	(51,506)	—	(51,583)	—	(51,583)
Stock-based compensation, net	—	—	1,158,494	12	6,733	—	6,745	—	6,745
Distributions - common stock	—	—	—	—	—	(90,527)	(90,527)	—	(90,527)
Distributions - preferred stock	—	—	—	—	—	(24,024)	(24,024)	—	(24,024)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(7,600)	(7,600)
Redemption of OP Units	360	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,029)	(16,029)	(3,112)	(19,141)
Balance – June 30, 2026	42,462,218	$633,683	188,981,757	$1,890	$2,409,539	$(267,177)	$2,777,935	$103,088	$2,881,023

Three Months Ended June 30, 2025
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – April 1, 2025	42,465,761	$633,682	192,161,707	$1,922	$2,410,499	$(38,600)	$3,007,503	$121,956	$3,129,459
Issuance - common stock	—	—	145,000	—	1,591	—	1,591	—	1,591
Stock-based compensation, net	—	—	(5,293)	—	(429)	—	(429)	—	(429)
Distributions - common stock	—	—	—	—	—	(57,870)	(57,870)	—	(57,870)
Distributions - preferred stock	—	—	—	—	—	(10,345)	(10,345)	—	(10,345)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(4,852)	(4,852)
Net income	—	—	—	—	—	34,294	34,294	2,015	36,309
Balance – June 30, 2025	42,465,761	$633,682	192,301,414	$1,922	$2,411,661	$(72,521)	$2,974,744	$119,119	$3,093,863

Six Months Ended June 30, 2025
Balance – January 1, 2025	42,585,589	$633,684	189,259,435	$1,893	$2,375,469	$13,039	$3,024,085	$127,885	$3,151,970
Issuance - common stock	—	—	2,508,750	25	30,776	—	30,801	—	30,801
Stock-based compensation, net	—	—	533,229	4	5,416	—	5,420	—	5,420
Distributions - common stock	—	—	—	—	—	(139,941)	(139,941)	—	(139,941)
Distributions - preferred stock	—	—	—	—	—	(20,692)	(20,692)	—	(20,692)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(11,808)	(11,808)
Redemption of OP Units	(119,828)	(2)	—	—	—	—	(2)	(1,575)	(1,577)
Net income	—	—	—	—	—	75,073	75,073	4,617	79,690
Balance – June 30, 2025	42,465,761	$633,682	192,301,414	$1,922	$2,411,661	$(72,521)	$2,974,744	$119,119	$3,093,863

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(19,141)	$79,690
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,033	9,592
Stock-based compensation	9,089	8,545
Amortization and accretion of interest and fees, net	6,416	6,549
Originations of loans held-for-sale	(1,784,340)	(1,467,283)
Proceeds from sales of loans held-for-sale, net of gain on sale	1,814,410	1,537,874
Payoffs and paydowns of loans held-for-sale	69	6,503
Mortgage servicing rights	(21,770)	(19,061)
Amortization of capitalized mortgage servicing rights	36,540	35,525
Write-off of capitalized mortgage servicing rights from payoffs	3,893	5,164
Provision for loss sharing, net	18,009	6,002
Provision for credit losses, net	43,979	28,079
Charge-offs and advances, net of reimbursements	3,310	605
Deferred tax benefit	(4,791)	(1,741)
Income from equity affiliates	(6,304)	(1,020)
Distributions from operations of equity affiliates	9,104	4,138
Loss on extinguishment of debt	—	2,319
Impairment loss on real estate owned	26,150	—
Change in fair value of held-for-sale loans	412	(2,788)
Gain on derivative instruments, net	(548)	(3,619)
Loss on real estate	2,073	4,258
Changes in operating assets and liabilities	379	(28,734)
Net cash provided by operating activities	149,972	210,597

Investing Activities:
Loans and investments funded, originated and purchased, net	(1,575,738)	(1,484,429)
Payoffs and paydowns of loans and investments	1,491,887	962,014
Deferred fees	11,084	16,002
Contributions to equity affiliates	(28,251)	(6,507)
Distributions from equity affiliates	656	7,905
Payoffs and paydowns of securities held-to-maturity	—	121
Investment in real estate, net	(27,925)	(14,007)
Change in due to borrowers and reserves	(100)	(3,224)
Net cash used in investing activities	(128,387)	(522,125)

Financing activities:
Proceeds from credit and repurchase facilities	5,672,204	4,936,438
Payoffs and paydowns of credit and repurchase facilities	(4,981,763)	(3,774,678)
Proceeds from issuance of securitized debt	818,344	491,416
Payoffs and paydowns of securitized debt	(1,312,080)	(1,599,961)
Payoffs and paydowns of senior unsecured notes	(175,000)	—
Proceeds from notes payable - REO	41,736	177,534
Payoffs and paydowns of notes payable - REO	(24,454)	(67,812)
Proceeds from issuance of common stock	—	30,801
Repurchase of common stock	(51,583)	—
Redemption of operating partnership units	—	(1,577)
Payments of withholding taxes on net settlement of vested stock	(2,344)	(3,125)
Distributions to stockholders and noncontrolling interest	(118,819)	(172,441)
Payment of deferred financing costs	(12,141)	(18,560)
Net cash used in financing activities	(145,900)	(1,965)
Net decrease in cash, cash equivalents and restricted cash	(124,315)	(313,493)
Cash, cash equivalents and restricted cash at beginning of period	550,222	660,179
Cash, cash equivalents and restricted cash at end of period	$425,907	$346,686
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$482,875	$503,803
Restricted cash at beginning of period	67,347	156,376
Cash, cash equivalents and restricted cash at beginning of period	$550,222	$660,179

Cash and cash equivalents at end of period	$287,525	$255,742
Restricted cash at end of period	138,382	90,944
Cash, cash equivalents and restricted cash at end of period	$425,907	$346,686

Supplemental cash flow information:
Cash used to pay interest	$341,865	$325,903
Cash used to pay taxes	1,704	11,122

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	169,844	355,954
Settlement of loans and investments, net of real estate	(174,318)	(376,059)
Derecognition of real estate owned	113,806	175,882
Loan funded in conjunction with real estate sold	(107,760)	(183,955)
Distributions accrued on preferred stock	10,342	7,010
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The uncertainty related to broader economic, market and industry conditions, such as the impact of inflation,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the interest rate environment, capital market conditions, property values, geopolitical events and tariff developments, both globally, and to our business, makes any estimate or assumption at June 30, 2026 inherently less certain.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2025 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2025.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts previously presented separately as due from related party and due to related party are now included within other assets and other liabilities, respectively. As of December 31, 2025, the reclassification increased other assets by $6.5 million and increased other liabilities by $0.5 million. The reclassification had no impact on total assets, total liabilities, shareholders' equity, net income (loss) or cash flows.
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	June 30, 2026	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,318,551	93%	386	6.39%	14.5	0%	78%
Mezzanine loans	300,880	3%	61	8.01%	45.1	57%	80%
Construction - multifamily	285,482	2%	9	9.00%	22.5	0%	59%
Preferred equity investments	202,118	2%	34	6.87%	40.1	63%	82%
Total UPB	12,107,031	100%	490	6.50%	15.9	2%	77%
Allowance for credit losses	(163,431)
Unearned revenue	(28,384)
Loans and investments, net (6)	$11,915,216

	December 31, 2025
Bridge loans (5)	$11,371,758	94%	524	6.39%	12.9	0%	77%
Mezzanine loans	290,212	2%	65	7.84%	52.3	59%	78%
Construction - multifamily	249,019	2%	9	9.13%	24.6	0%	60%
Preferred equity investments	202,118	2%	34	6.87%	46.0	62%	80%
Total UPB	12,113,107	100%	632	6.49%	14.7	2%	77%
Allowance for credit losses	(145,971)
Unearned revenue	(32,888)
Loans and investments, net (6)	$11,934,248
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at June 30, 2026 and December 31, 2025 was 21.5 and 19.9, respectively.
(3)The “First Dollar Loan-to-Value (“LTV”) Ratio” is calculated by comparing the total of all senior lien positions ahead of our loan or investment within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position. If we own the senior most position within the capital stack, the First Dollar LTV Ratio is 0%.
(4)The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan or investment and all senior lien positions ahead of our loan or investment within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially begin to absorb a loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5)At June 30, 2026 and December 31, 2025, bridge loans included 176 and 298, respectively, of SFR loans with a total gross loan commitment of $4.53 billion and $4.73 billion, respectively, of which $3.38 billion and $3.18 billion, respectively, was funded.
(6)Excludes exit fee receivables of $41.5 million and $43.0 million at June 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets.
Concentration of Credit Risk
We are subject to concentration risk in that, at June 30, 2026, the UPB related to 33 loans with five different borrowers represented 8% of total assets. At December 31, 2025, the UPB related to 65 loans with five different borrowers represented 9% of total assets. During both the three and six months ended June 30, 2026 and the year ended December 31, 2025, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our concentration of related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at June 30, 2026, and charge-offs recorded for the six months ended June 30, 2026 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2026	2025	2024	2023	2022	Prior
Multifamily:
Pass	$574,805	$443,399	$50,118	$18,643	$94,477	$158,803	$1,340,245
Pass/Watch	269,500	1,139,077	234,660	88,374	540,818	723,660	2,996,089
Special Mention	—	464,750	206,869	23,570	1,086,717	1,607,844	3,389,750
Substandard	—	—	22,758	—	388,659	175,894	587,311
Doubtful	—	1,450	9,460	—	164,015	184,726	359,651
Total Multifamily	$844,305	$2,048,676	$523,865	$130,587	$2,274,686	$2,850,927	$8,673,046	3%	82%
Single-Family Rental:	Percentage of portfolio						72%
Pass	$—	$27,000	$—	$—	$—	$—	$27,000
Pass/Watch	342,645	1,023,989	1,004,907	456,066	287,836	41,106	3,156,549
Special Mention	—	25,250	20,256	130,405	19,675	—	195,586
Total Single-Family Rental	$342,645	$1,076,239	$1,025,163	$586,471	$307,511	$41,106	$3,379,135	0%	66%
Office:	Percentage of portfolio						28%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	88%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$16,424	$16,424
Doubtful	—	—	—	—	—	531	531
Total Retail	$—	$—	$—	$—	$—	$16,955	$16,955	0%	100%
Land:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$—	$2,785	$2,785
Total Land	$—	$—	$—	$—	$—	$2,785	$2,785	0%	14%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$1,186,950	$3,124,915	$1,549,028	$717,058	$2,582,197	$2,946,883	$12,107,031	2%	77%

Charge-offs	$—	$—	$4,911	$—	$17,322	$3,356	$25,589

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
Geographic Concentration Risk
At June 30, 2026, underlying properties in Texas and Florida represented 23% and 18%, respectively, and at December 31, 2025, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows ($ in thousands):

	Three Months Ended June 30, 2026
	Multifamily	Single-Family Rental	Retail	Commercial	Office	Land	Total
Allowance for credit losses:
Beginning balance	$118,462	$7,910	$2,903	$1,700	$248	$—	$131,223
Provision for credit losses (net of reversals)	37,943	1,625	—	—	21	—	39,589
Charge-offs (1)	(7,381)	—	—	—	—	—	(7,381)
Ending balance	$149,024	$9,535	$2,903	$1,700	$269	$—	$163,431

	Three Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$150,911	$6,524	$3,293	$1,700	$509	$78,000	$240,937
Provision for credit losses (net of reversals)	16,552	788	—	—	(46)	190	17,484
Charge-offs (1)	(15,143)	—	—	—	—	—	(15,143)
Ending balance	$152,320	$7,312	$3,293	$1,700	$463	$78,190	$243,278

	Six Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$131,924	$8,817	$2,903	$1,700	$251	$376	$145,971
Provision for credit losses (net of reversals)	42,689	718	—	—	18	(376)	43,049
Charge-offs (1)	(25,589)	—	—	—	—	—	(25,589)
Ending balance	$149,024	$9,535	$2,903	$1,700	$269	$—	$163,431

	Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$148,139	$7,524	$3,293	$1,700	$181	$78,130	$238,967
Provision for credit losses (net of reversals)	23,324	(212)	—	—	282	60	23,454
Recoveries	(406)	—	—	—	—	—	(406)
Charge-offs (1)	(18,737)	—	—	—	—	—	(18,737)
Ending balance	$152,320	$7,312	$3,293	$1,700	$463	$78,190	$243,278
________________________
(1)Includes specific reserves that were charged-off in connection with the foreclosure of the underlying collateral as real estate owned ("REO") assets at fair value of $6.0 million during both the three and six months ended June 30, 2026, and $4.4 million and $8.4 million during the three and six months ended June 30, 2025, respectively.
The provision for credit losses during the three and six months ended June 30, 2026 was primarily attributable to specifically impaired multifamily loans and a softer macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of current expected credit losses (“CECL”) for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At June 30, 2026 and December 31, 2025, we had outstanding unfunded commitments of $1.53 billion and $1.92 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent ("BTR") business.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At June 30, 2026 and December 31, 2025, accrued interest receivable related to our loans totaling $156.4 million and $165.7 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy, and is included in other assets on the consolidated balance sheets.
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

	June 30, 2026
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$422,144	$427,118	$41,937	0%	97%
Retail	16,955	16,911	2,903	0%	100%
Commercial	1,700	1,700	1,700	0%	100%
Total	$440,799	$445,729	$46,540	0%	97%

	December 31, 2025
Multifamily	$366,275	$363,635	$38,487	0%	96%
Retail	16,955	16,855	2,903	0%	97%
Commercial	1,700	1,700	1,700	0%	100%
Total	$384,930	$382,190	$43,090	0%	96%
________________________
(1)Represents the UPB of 19 and 20 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at June 30, 2026 and December 31, 2025, respectively.
Non-performing Loans
Loans are generally classified as non-performing once the contractual payments exceed 60 days past due, unless past due payments due to us are in the process of being collected or otherwise reasonably certain to be received in the immediate future. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At June 30, 2026, 19 loans with an aggregate net carrying value of $396.4 million, net of related loan loss reserves of $31.1 million, were classified as non-performing and, at December 31, 2025, 26 loans with an aggregate net carrying value of $545.0 million, net of related loan loss reserves of $10.2 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows ($ in thousands):

	June 30, 2026		December 31, 2025
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$426,614	$425,272	$566,906	$553,016
Commercial	1,700	1,700	1,700	1,700
Retail	531	531	531	531
Total	$428,845	$427,503	$569,137	$555,247
At June 30, 2026 and December 31, 2025, we had loans with a UPB of $91.2 million and $237.0 million, respectively, and accrued interest of $1.9 million and $6.6 million, respectively, that were greater than 60 days past due and classified as performing loans. All past due payments on these loans have been subsequently collected, except for a loan that was greater than 60 days past due at June 30, 2026 with a UPB of $58.6 million and accrued interest of $1.6 million. We are currently in the process of modifying that loan and expect to collect the accrued interest in August 2026.
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

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning balance (0 and 3 multifamily bridge loans)	$—	$48,311
Loans that progressed to greater than 60 days past due	—	(1,221)
Loans modified or paid off	—	(47,090)
Additional loans classified as non-accrual	94,920	94,920
Ending balance (3 multifamily bridge loans)	$94,920	$94,920

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance (5 and 9 multifamily bridge loans)	$142,823	$167,428
Loans that progressed to greater than 60 days past due	—	(82,290)
Loans modified or paid off	(47,675)	(86,165)
Loans transferred to REO	(48,500)	(48,500)
Additional loans classified as non-accrual	10,264	106,439
Ending balance (3 multifamily bridge loans)	$56,912	$56,912
We recorded interest income on non-performing and other non-accrual loans of $1.3 million and $8.0 million during the three and six months ended June 30, 2026, respectively, and $4.1 million and $9.9 million during the three and six months ended June 30, 2025, respectively.
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
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended June 30, 2026 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)
Multifamily	$13,200	$260,723	$113,000	$386,923
________________________

(1)This loan was modified to a weighted average pay rate and deferred rate of 5.65% and 3.00%, respectively, at June 30, 2026 and the pay rate increases from time-to-time throughout the loan maturity. This loan was also modified to extend the weighted average term by 22.1 months.
(2)These loans were modified to reduce the interest rate to a weighted average rate of 5.72% at June 30, 2026, and to extend the weighted average term by 36.8 months. The interest rate on one of these loans with a UPB of $20.8 million increases from time-to-time throughout the loan maturity.
(3)This loan modification capitalized $1.2 million of unpaid interest and divided this loan into a $104.1 million tranche bearing interest at SOFR plus 3.00% and a $10.1 million tranche bearing interest at a fixed rate of 10.00%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(4)The total UPB of these loan modifications were $386.1 million at June 30, 2026 and represented 3% of our Structured portfolio at June 30, 2026.
(5)Includes loans with a total UPB of $113.0 million, which were previously modified in prior years. Using the SOFR rate at June 30, 2026, such loans were modified from a weighted average pay rate and deferred rate of 6.65% and 1.25%, respectively, to a weighted average pay rate and deferred rate of 6.95% and 0.00%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the six months ended June 30, 2026 (in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$179,986	$457,317	$228,420	$865,723
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 4.69% and 2.81%, respectively, at June 30, 2026 and to extend the weighted average term by 23.5 months. These modifications also include loans with a total UPB of $78.3 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.52% and 0.46%, respectively, and to extend the weighted average term by 29.0 months.
(3)Loan modifications with a total UPB of $115.4 million included amending certain terms, such as reallocating and/or replenishment of reserves, providing for a temporary and conditional forbearance of foreclosure and temporarily delaying past due interest payments. A loan modification with a UPB of $113.0 million was modified to capitalize $1.2 million of unpaid interest and was divided into a $104.1 million tranche bearing interest at SOFR plus 3.00% and a $10.1 million tranche bearing interest at a fixed rate of 10.00%.
(4)The total UPB of the loan modifications made during the six months ended June 30, 2026 was $865.4 million at June 30, 2026 and represented 7% of our Structured portfolio at June 30, 2026.
(5)At June 30, 2026, modified loans with a UPB of $33.0 million have specific reserves totaling $1.0 million.
(6)Includes loans with a total UPB of $421.1 million, which were previously modified in prior years. Using the SOFR rate at June 30, 2026, these loans were modified from a weighted average pay rate and deferred rate of 5.67% and 2.01%, respectively, to a weighted average pay rate and deferred rate of 4.99% and 1.89%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended June 30, 2025 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reduction Without Term Extension (2)	Total (3)(4)(5)
Multifamily	$144,905	$107,000	$251,905
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.50% and 2.78%, respectively, at June 30, 2025. A portion of these loans with a total UPB of $116.5 million were also modified to extend the weighted average term by 19 months. These modifications also include loans with a total UPB of $38.1 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.97% and 0.56%, respectively, and to extend the weighted average term by 23 months.
(3)The total UPB of the loan modifications made during the three months ended June 30, 2025 was $249.9 million at June 30, 2025 and represented 2% of our Structured portfolio at June 30, 2025.
(4)At June 30, 2025, a modified loan with a UPB of $25.6 million has a specific reserve of $2.2 million.
(5)Includes loans with a total UPB of $136.1 million, which were previously modified in prior years. Using the SOFR rate at June 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.47% and 1.65%, respectively, to a weighted average pay rate and deferred rate of 5.18% and 2.28%, respectively.

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

________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 5.23% and 2.19%, respectively, at June 30, 2025. A portion of these loans with a total UPB of $225.2 million were also modified to extend the weighted average term by 19.3 months. These modifications also include loans with a total UPB of $508.4 million in which the pay rate increases from time-to-time throughout the loans' maturities.
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
(4)The total UPB of the loan modifications made during the six months ended June 30, 2025 was $1.20 billion at June 30, 2025 and represented 11% of our Structured portfolio at June 30, 2025.
(5)At June 30, 2025, modified loans with a UPB of $51.1 million have specific reserves totaling $7.4 million.
(6)Includes loans with a total UPB of $520.1 million, which were previously modified in prior years. Using the SOFR rate at June 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.71% and 1.25%, respectively, to a weighted average pay rate and deferred rate of 4.69% and 3.10%, respectively.
During the three and six months ended June 30, 2026, we recorded $0.4 million and $0.6 million, respectively, of deferred interest on the loans that we modified during 2026 and $3.9 million and $9.3 million, respectively, for loans previously modified. During the three and six months ended June 30, 2025, we recorded $1.9 million and $5.7 million, respectively, of deferred interest on the loans that we modified during 2025 and $8.3 million and $17.4 million, respectively, for loans previously modified. During the three and six months ended June 30, 2025, we reversed through interest income $4.3 million and $7.6 million, respectively, of interest receivable that was previously accrued on modified loans that we deemed the collection of interest to be doubtful.
At June 30, 2026 and December 31, 2025, we have recorded deferred interest totaling $62.7 million and $68.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty, which is included in other assets on the consolidated balance sheets.
At June 30, 2026 and December 31, 2025, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $3.4 million and $17.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at June 30, 2026, except for three loans with a total UPB of $72.3 million. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accruing loans.
There were no other material loan modifications, refinancings and/or extensions during the three and six months ended June 30, 2026 and 2025 for borrowers experiencing financial difficulty.
Loan Resolutions
During the three months ended June 30, 2026, we exercised our right to foreclose on two properties in Texas that were the underlying collateral for bridge loans with an aggregate UPB of $42.0 million and an aggregate net carrying value of $41.3 million, including one non-performing loan with a UPB of $21.1 million. The loans had a weighted average pay rate of SOFR plus 3.55% and a weighted average deferred rate of 0.58%. At foreclosure, we recognized aggregate gains of $0.5 million through gain (loss) on real estate on the consolidated statements of operations. We sold the properties during the three months ended June 30, 2026 for aggregate proceeds of $42.5 million to new borrowers and provided new bridge loans totaling $41.9 million with a weighted average interest rate of SOFR plus 2.50% and a weighted average interest rate floor of 6.14%.
During the six months ended June 30, 2026, we exercised our right to foreclose on three properties in Texas that were the underlying collateral for bridge loans with an aggregate UPB of $67.0 million and an aggregate net carrying value of $66.1 million, including two

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
non-performing loans with an aggregate UPB of $46.1 million. The loans had a weighted average pay rate of SOFR plus 3.44% and a weighted average deferred rate of 0.36%. At foreclosure, we recognized aggregate gains of $0.5 million through gain (loss) on real estate and recorded a $1.8 million loss through the provision for credit losses, which was charged-off. We sold the properties during the six months ended June 30, 2026 for aggregate proceeds of $67.5 million to new borrowers and provided new bridge loans totaling $66.4 million with a weighted average interest rate of SOFR plus 2.50%. Two of the newly originated loans are subject to a weighted average interest rate floor of 6.14%.
The newly originated loans described above represent loan-to-capitalization ratios ranging from 81%-88%, reflecting additional equity contributed by the new borrowers to fund the agreed upon purchase price, closing costs, capital expenditures and other reserve requirements.
See Note 9 for additional loan resolution details.

Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the loan documents to cover debt service costs. At June 30, 2026 and December 31, 2025, we had total interest reserves of $216.2 million and $259.7 million, respectively, on 329 loans and 444 loans, respectively, with a total UPB of $8.44 billion and $8.68 billion, respectively.
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Fannie Mae	$180,834	$303,196
Freddie Mac	108,824	2,225
Private Label	77,729	77,798
FHA	8,083	22,390
SFR - Fixed Rate	2,777	2,777
	378,247	408,386
Fair value of future MSR	3,939	5,921
Unrealized impairment recovery (loss)	1,002	1,414
Unearned discount	(7,391)	(6,640)
Loans held-for-sale, net	$375,797	$409,081
During the three and six months ended June 30, 2026, we sold $1.14 billion and $1.81 billion, respectively, of loans held-for-sale. During the three and six months ended June 30, 2025, we sold $807.0 million and $1.54 billion, respectively, of loans held-for-sale.
At June 30, 2026 and December 31, 2025, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 5.8 years and 6.1 years at June 30, 2026 and December 31, 2025, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our capitalized MSR activity is as follows ($ in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$329,621	$2,308	$331,929	$338,174	$2,668	$340,842
Additions	13,051	—	13,051	23,478	—	23,478
Amortization	(17,954)	(293)	(18,247)	(35,907)	(633)	(36,540)
Write-downs and payoffs	(2,826)	(20)	(2,846)	(3,853)	(40)	(3,893)
Ending balance	$321,892	$1,995	$323,887	$321,892	$1,995	$323,887

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Beginning balance	$353,005	$4,215	$357,220	$363,861	$4,817	$368,678
Additions	10,931	—	10,931	20,337	—	20,337
Amortization	(17,264)	(503)	(17,767)	(34,459)	(1,066)	(35,525)
Write-downs and payoffs	(2,042)	(16)	(2,058)	(5,109)	(55)	(5,164)
Ending balance	$344,630	$3,696	$348,326	$344,630	$3,696	$348,326
We collected prepayment fees totaling $0.8 million and $1.7 million during the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.9 million during the three and six months ended June 30, 2025, respectively, which are included as a component of servicing revenue, net on the consolidated statements of operations. At June 30, 2026 and December 31, 2025, no MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at June 30, 2026 is as follows ($ in thousands):

Year	Amortization
2026 (six months ending 12/31/2026)	$36,457
2027	69,887
2028	63,144
2029	54,278
2030	40,210
Thereafter	59,911
Total	$323,887
Based on scheduled maturities, actual amortization may vary from these estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

June 30, 2026
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$24,419,734	66%	New York	14%
Freddie Mac	7,672,121	21%	Texas	10%
Private Label	2,477,077	7%	North Carolina	8%
FHA	1,585,871	4%	California	7%
Bridge (2)	277,333	1%	Florida	7%
SFR - Fixed Rate	272,226	1%	New Jersey	6%
Total	$36,704,362	100%	Georgia	5%
			Other (3)	43%
			Total	100%

December 31, 2025
Fannie Mae	$24,085,960	66%	New York	13%
Freddie Mac	7,455,088	21%	Texas	10%
Private Label	2,558,048	7%	North Carolina	8%
FHA	1,549,483	4%	California	7%
Bridge (2)	277,738	1%	Florida	7%
SFR - Fixed Rate	277,490	1%	Georgia	5%
Total	$36,203,807	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At June 30, 2026 and December 31, 2025, our weighted average servicing fee was 35.0 basis points and 35.6 basis points, respectively. At June 30, 2026 and December 31, 2025, we held total escrow balances (including unfunded collateralized loan obligation ("CLO") hold backs) of approximately $1.25 billion and $1.35 billion, respectively, of which approximately $1.24 billion and $1.34 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of operations as noted in the following table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of servicing revenue, net are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing fees	$33,596	$32,887	$67,543	$65,430
Interest earned on escrows	10,585	13,512	20,804	26,402
Prepayment fees	791	863	1,705	1,897
Write-offs and payoffs of MSRs	(2,846)	(2,058)	(3,893)	(5,164)
Amortization of MSRs	(18,247)	(17,767)	(36,540)	(35,525)
Servicing revenue, net	$23,879	$27,437	$49,619	$53,040
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At June 30, 2026, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 4.8 years. The weighted average effective interest rate was 8.84% at both June 30, 2026 and December 31, 2025, including the accretion of a portion of the discount deemed collectible. Approximately $63.6 million is estimated to mature in one to five years and $129.2 million is estimated to mature in five to ten years.
Agency B Piece Bonds. At June 30, 2026, we held 49%, or $106.2 million initial face value, of seven Freddie Mac SBL program B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, had an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 11.6 years. The weighted average effective interest rate was 3.32% and 2.00% at June 30, 2026 and December 31, 2025, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $32.0 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows ($ in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
June 30, 2026
APL certificates	$192,791	$143,810	$(15,770)	$128,040	$1,676
B Piece bonds	31,970	13,327	8,954	22,281	12,667
Total	$224,761	$157,137	$(6,816)	$150,321	$14,343
December 31, 2025
APL certificates	$192,791	$140,682	$(15,143)	$125,539	$1,664
B Piece bonds	36,730	15,405	9,203	24,608	15,349
Total	$229,521	$156,087	$(5,940)	$150,147	$17,013

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows ($ in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,473	$13,652	$15,125	$1,664	$15,349	$17,013
Provision for credit loss expense/(reversal)	203	(285)	(82)	12	2,115	2,127
Charge-offs	—	(700)	(700)	—	(4,797)	(4,797)
Ending balance	$1,676	$12,667	$14,343	$1,676	$12,667	$14,343

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Beginning balance	$1,659	$9,108	$10,767	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	448	2,444	2,892	449	2,364	2,813
Ending balance	$2,107	$11,552	$13,659	$2,107	$11,552	$13,659
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of loss. At June 30, 2026, securities held-to-maturity with a carrying value of $11.6 million (before specific allowances of $9.5 million) were on non-accrual status. We continue to accrue interest on all other securities that remain current.
We recorded interest income (including the amortization of discount) related to these investments of $3.9 million and $7.6 million during the three and six months ended June 30, 2026, respectively, and $3.4 million and $7.1 million during the three and six months ended June 30, 2025, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows ($ in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at June 30, 2026
Equity Affiliates	June 30, 2026	December 31, 2025
Biscayne Shores	$24,343	$—	$—
Fifth Wall Ventures	19,783	17,260	—
AWC Real Estate Opportunity Partners I LP	16,401	17,134	108,450
AMAC Holdings III LLC	11,598	12,714	33,410
ARSR DPREF I LLC	5,921	5,745	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Clarus Berkley	1,140	1,500	67,900
The Park at Via Terrossa	552	578	21,845
Docsumo Pte. Ltd.	439	450	—
JT Prime	425	425	—
The Cypress at Wesley Park	265	265	14,964
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$82,762	$57,966	$246,569
Biscayne Shores. In the second quarter of 2026, we contributed $25.0 million for a 25.6% interest in a multifamily property. During both the three and six months ended June 30, 2026, we received distributions of $0.7 million, which were classified as returns of capital. Operating results from this investment were de minimis this period.
Fifth Wall Ventures ("Fifth Wall"). During the three and six months ended June 30, 2026, we recorded income of $0.1 million and loss of $0.7 million, respectively, and made contributions of $2.9 million and $3.2 million, respectively. During the three and six months ended June 30, 2025, we recorded income of $0.3 million and $0.8 million, respectively, and made contributions of $1.2 million and $1.9

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
million, respectively. During both the three and six months ended June 30, 2025, we received distributions of $1.4 million, which were classified as returns of capital.
AWC Real Estate Opportunity Partners I LP ("AWC"). During the three and six months ended June 30, 2026, we recorded a loss of $0.4 million and $0.7 million, respectively, and during the three and six months ended June 30, 2025, we recorded a loss of $0.1 million and $0.2 million, respectively, related to this investment. During the three and six months ended June 30, 2025, we made contributions of $1.3 million and $3.7 million, respectively, related to this investment. During both the three and six months ended June 30, 2025 we received distributions of $1.0 million, which were classified as returns of capital. Certain investments made by AWC are in qualified properties that have outstanding bridge loans originated by us and a Fannie Mae DUS loan we continue to service. Interest income recorded from the bridge loans was $1.8 million and $3.6 million for the three and six months ended June 30, 2026, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2025, respectively.
AMAC Holdings III LLC (“AMAC III”). During the three and six months ended June 30, 2026, we recorded a loss of $0.7 million and $1.1 million, respectively. During the three and six months ended June 30, 2025, we recorded a loss of $1.1 million and $1.9 million, respectively, and made contributions of $0.9 million for both the three and six months ended June 30, 2025.
Lexford Portfolio. During the three and six months ended June 30, 2026, we received distributions from this investment and recognized income of $3.0 million and $8.8 million, respectively. During both the three and six months ended June 30, 2025, we received distributions from this investment and recognized income of $3.4 million.
Arbor Residential Investor LLC. During the six months ended June 30, 2025, we recorded a loss of $1.4 million. During the three and six months ended June 30, 2025, we received distributions of $5.6 million and $6.1 million, respectively, which were classified as returns of capital. We completed the sale of our interest in this investment in July 2025.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows ($ in thousands):

	June 30, 2026				December 31, 2025
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$115,576	$13,599	$7,947	$137,122	$109,788	$13,599	$7,947	$131,334
Building and intangible assets	424,250	58,152	—	482,402	363,281	48,882	—	412,163
Less: Impairment loss	(40,600)	(2,500)	—	(43,100)	(20,500)	(2,500)	—	(23,000)
Less: Accumulated depreciation and amortization	(26,920)	(3,558)	—	(30,478)	(18,015)	(3,544)	—	(21,559)
Real estate owned, net	$472,306	$65,693	$7,947	$545,946	$434,554	$56,437	$7,947	$498,938
Number of foreclosed loans	19	2	2	23	15	2	2	19
Number of properties	32	2	2	36	31	2	2	35
During the three and six months ended June 30, 2026, we foreclosed on three and five multifamily bridge loans, respectively, each of which was collateralized by one property, and received ownership of the underlying collateral as REO assets. The loans foreclosed during the three and six months ended June 30, 2026 had an aggregate net carrying value of $68.8 million and $102.8 million, respectively, net of CECL reserves of $3.5 million in each period. Upon foreclosure, we recorded charge-offs against the allowance for credit losses of $6.0 million during both the three and six months ended June 30, 2026, which included $2.5 million of additional provision for credit losses recognized upon foreclosure. There were no reversals of previously recorded allowance for credit losses upon foreclosure during either period.
During the three and six months ended June 30, 2026, we sold three and four existing multifamily REO properties for $37.3 million and $45.3 million, respectively, and repaid mortgage notes outstanding of $24.5 million in the second quarter of 2026. During the three and six months ended June 30, 2026, we recognized losses of $0.4 million, and $2.4 million, respectively, relating to these dispositions, excluding the loss associated with the significant financing component discussed below. Additionally, we provided new bridge loan financing to two and three of the buyers, respectively, totaling $31.9 million and $41.4 million, respectively. The bridge loans bear interest at floating rates generally equal to the greater of stated floors ranging from 5.17% to 6.65% and SOFR plus spreads ranging from 1.50% to 3.00%, with one loan increasing in year two to the greater of 6.17% and SOFR plus 2.50%. One of the new financings provided

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
was deemed to have a significant financing component and, as a result, during the six months ended June 30, 2026, we recorded a loss and corresponding liability of $0.1 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The net losses of these transactions were recorded through gain (loss) on real estate on the consolidated statements of operations.
The newly originated loans described above represent loan-to-capitalization ratios ranging from 72%-88%, reflecting additional equity contributed by the new borrowers to fund the agreed upon purchase price, closing costs, capital expenditures and other reserve requirements.
See Note 3 for details of properties foreclosed and sold within the same reporting period.
During the three and six months ended June 30, 2026, we determined that certain of our REO assets exhibited indicators of impairment based on expected disposition strategies, our evaluation of current market conditions and other property-specific assumptions, including expected disposition proceeds, recent market bids or broker opinions of value, projected property-level operating performance, occupancy and net operating income expectations. Based on our impairment analysis performed, we recorded an impairment loss of $13.7 million and $26.2 million, related to two and six properties, for the three and six months ended June 30, 2026, respectively, which represents the extent to which the carrying value of the properties exceeded their estimated fair value less costs to sell. The fair value measurements for these impaired REO assets were determined on a nonrecurring basis and were classified as Level 3 within the fair value hierarchy, including, as applicable, expected sales proceeds, broker opinions of value, appraisals, capitalization rates, projected property-level cash flows and estimated selling costs.
At June 30, 2026 and December 31, 2025, we had notes payable totaling $270.4 million and $223.0 million, respectively, which are collateralized by our REO assets. Interest rates on the notes range from SOFR plus 2.18% to SOFR plus 3.25%, with maturities spanning from August 2026 to September 2027.
At June 30, 2026 and December 31, 2025, our multifamily REO properties had a weighted average occupancy rate of approximately 51% and 45%, respectively, excluding three and two properties, respectively, that were vacant due to renovations. At June 30, 2026 and December 31, 2025, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $5.2 million and $11.2 million for the three and six months ended June 30, 2026, respectively, and $4.8 million and $7.5 million for the three and six months ended June 30, 2025, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			June 30, 2026			December 31, 2025
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.66B repurchase facility	(6)	N/A	$1,543,778	$2,145,982	5.56%	$1,149,944	$1,555,403
$1.55B joint repurchase facility (3)	Jul. 2027	Jul. 2028	1,569,336	2,268,747	5.91%	882,635	1,468,161
$1.00B repurchase facility	(5)	N/A	857,560	1,256,534	6.49%	879,499	1,207,513
$850M repurchase facility (3)	Dec. 2026	Dec. 2027	341,017	599,935	6.51%	443,880	725,309
$650M repurchase facility (3)	Oct. 2026	N/A	212,203	251,274	6.27%	462,694	549,069
$400M credit facility	Mar. 2027	N/A	45,167	84,664	7.00%	66,479	125,099
$400M repurchase facility	Jan. 2027	Jan. 2028	242,775	335,775	6.03%	291,342	383,195
$350M repurchase facility (7)	Mar. 2027	N/A	147,823	248,081	5.63%	127,199	238,422
$300M credit facility	Mar. 2029	Mar. 2030	65,442	85,637	6.74%	—	—
$250M repurchase facility	Sept. 2027	Sept. 2028	66,455	99,072	6.68%	73,052	113,121
$250M repurchase facility	Oct. 2026	N/A	62,345	78,500	5.19%	98,186	126,340
$250M repurchase facility	Oct. 2027	N/A	124,489	163,248	6.24%	78,963	102,758
$200M credit facility	Mar. 2027	Mar. 2028	71,316	96,696	6.29%	41,114	59,147
$40M credit facility (7)	Sept. 2026	Sept. 2027	15,574	24,610	6.09%	15,532	24,610
$35M working capital facility (7)	Sept. 2026	N/A	35,000	—	6.65%	35,000	—
$21M loan specific credit facility (9)	Jul. 2026	N/A	20,798	26,000	5.83%	63,456	87,000
Repurchase facility - securities (3)(4)	N/A	N/A	31,903	—	5.07%	50,280	—
Structured Business total (8)			$5,452,981	$7,764,755	5.98%	$4,759,255	$6,765,147

Agency Business
$750M ASAP agreement	N/A	N/A	$21,996	$22,154	4.87%	$91,965	$92,733
$500M repurchase facility	Nov. 2026	N/A	99,050	100,571	5.15%	89,427	89,573
$200M credit facility (7)	Mar. 2027	N/A	168,609	170,438	5.10%	101,802	102,409
$200M credit facility (7)	Jun. 2027	N/A	4,379	4,578	4.95%	42,887	43,096
$100M joint repurchase facility (3)	Jul. 2027	Jul. 2028	65,243	77,729	6.15%	64,315	77,798
Agency Business total			$359,277	$375,470	5.29%	$390,396	$405,609
Consolidated total			$5,812,258	$8,140,225	5.94%	$5,149,651	$7,170,756
________________________
(1)At June 30, 2026 and December 31, 2025, debt carrying value for the Structured Business was net of unamortized deferred financing fees of $9.4 million and $11.7 million, respectively, and for the Agency Business was net of unamortized deferred financing fees of $0.3 million at both June 30, 2026 and December 31, 2025.
(2)At June 30, 2026 and December 31, 2025, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)At both June 30, 2026 and December 31, 2025, this facility was collateralized by investment grade notes we retained from our BTR CLO 1 securitization with a principal balance of $41.0 million, and at December 31, 2025 it was also collateralized by certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.5 million.
(5)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(6)This facility matures at the latest maturity date of all purchased assets, which is currently March 2029.
(7)These facilities were extended in 2026.
(8)These amounts exclude outstanding notes payable on our REO assets with a debt carrying value of $270.4 million and $223.0 million at June 30, 2026 and December 31, 2025, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(9)This facility matures on July 31, 2026 and will not be renewed.
Structured Business
At June 30, 2026 and December 31, 2025, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 6.24% and 6.40%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 69% at both June 30, 2026 and December 31, 2025.
In June 2026, we amended a $1.50 billion joint repurchase facility to increase the facility size to $1.65 billion to refinance loans previously held in CLO 17. The interest rate on the loans transferred from CLO 17 is SOFR plus 1.65%.
In May 2026, we amended a $1.22 billion repurchase facility to increase the facility size to $1.66 billion to refinance loans previously held in CLO 17. The interest rate on the loans transferred from CLO 17 is SOFR plus 1.75%.
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
In June 2026, we extended the maturity of our other $200.0 million credit facility to June 2027 and reduced the interest rate from SOFR plus 1.35% to SOFR plus 1.20%.
Securitized Debt
We account for securitized debt transactions on our consolidated balance sheet as financing facilities. These transactions are considered VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade notes and guaranteed certificates issued to third parties are treated as secured financings and are non-recourse to us.
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
June 30, 2026	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 21	$673,990	$668,339	5.46%	$756,567	$753,112	$—
CLO 20	933,187	925,853	5.47%	1,020,331	1,016,667	25,834
BTR CLO 1	595,933	589,114	6.18%	690,402	689,083	611
CLO 18 (5)	788,940	788,940	5.96%	1,182,619	1,182,470	—
Total securitized debt	$2,992,050	$2,972,246	5.74%	$3,649,919	$3,641,332	$26,445

December 31, 2025
CLO 20	$933,187	$924,504	5.50%	$1,045,664	$1,040,984	$—
BTR CLO 1	525,304	517,395	6.29%	685,746	683,807	—
CLO 18 (5)	971,595	970,979	6.01%	1,339,523	1,338,395	21,469
CLO 17 (5)	1,055,700	1,055,380	5.66%	1,443,820	1,443,845	—
Total CLOs	3,485,786	3,468,258	5.81%	4,514,753	4,507,031	21,469
Q Series securitization	—	—	—	50,600	50,600	—
Total securitized debt	$3,485,786	$3,468,258	5.81%	$4,565,353	$4,557,631	$21,469

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
________________________
(1)Debt carrying value is net of $19.8 million and $17.5 million of deferred financing fees at June 30, 2026 and December 31, 2025, respectively.
(2)At June 30, 2026 and December 31, 2025, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 6.01% and 6.07%, respectively.
(3)At June 30, 2026 and December 31, 2025, 20 and 39 loans, respectively, with a total UPB of $808.3 million and $1.69 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $76.6 million and $10.1 million at June 30, 2026 and December 31, 2025, respectively.
(5)The replenishment period for CLO 17 and CLO 18 ended in June 2024 and August 2024, respectively.
CLO 17. In May 2026, we unwound CLO 17, redeeming the remaining outstanding notes totaling $787.0 million, which were repaid from the availability in our credit and repurchase facilities.
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
Securitization Paydowns. During the six months ended June 30, 2026, outstanding notes totaling $182.7 million on our existing CLOs have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			June 30, 2026			December 31, 2025
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
8.50% Notes (3)	Dec. 2025	Dec. 2028	$400,000	$395,238	8.50%	$400,000	$394,340	8.50%
7.875% Notes (4)	Jul. 2025	Jul. 2030	500,000	490,553	7.88%	500,000	489,397	7.88%
9.00% Notes (3)	Oct. 2024	Oct. 2027	100,000	99,223	9.00%	100,000	98,934	9.00%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	149,303	8.50%	150,000	149,041	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	178,938	5.00%	180,000	178,725	5.00%
4.50% Notes (3)(5)	Aug. 2021	Sept. 2026	270,000	269,860	4.50%	270,000	269,439	4.50%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	274,654	4.50%	275,000	274,412	4.50%
5.00% Notes (6)	Apr. 2021	Apr. 2026	—	—	—	175,000	174,790	5.00%
			$1,875,000	$1,857,769	6.86%	$2,050,000	$2,029,078	6.70%
________________________
(1)At June 30, 2026 and December 31, 2025, the carrying value is net of deferred financing fees of $17.2 million and $20.9 million, respectively.
(2)At June 30, 2026 and December 31, 2025, the aggregate weighted average note rate, including certain fees and costs, was 7.23% and 7.06%, respectively.
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
(5)In July 2026, we redeemed our 4.50% senior notes. See "Convertible Senior Unsecured Notes" below.
(6)In April 2026, we redeemed our 5.00% senior notes at maturity.
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
Subsequent Event. In July 2026, we issued $375.0 million in aggregate principal amount of 6.25% convertible senior unsecured notes (the “6.25% Convertible Notes”) through a private placement offering, which includes the exercised initial purchaser's over-allotment option of $50.0 million. The 6.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2029, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 164.0016 shares of common stock per $1,000 of principal representing a conversion price of $6.10 per share of common stock. We used the net proceeds to repurchase 2,140,300 shares of our common stock for $11.6 million, repurchase $102.7 million of our common stock pursuant to a prepaid forward transaction and used the remaining proceeds, together with cash on hand, to redeem, in full, our outstanding $270.0 million 4.50% senior unsecured notes that were due in September 2026. The initial aggregate number of shares of our common stock underlying the prepaid forward transaction is approximately 18,941,200 shares.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $145.9 million and $145.5 million at June 30, 2026 and December 31, 2025, respectively, which is net of a deferred amount of $7.3 million and $7.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.2 million at both June 30, 2026 and December 31, 2025. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 6.60% and 6.52% at June 30, 2026 and December 31, 2025, respectively. Including certain fees and costs, the weighted average note rate was 6.69% and 6.61% at June 30, 2026 and December 31, 2025, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at June 30, 2026.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at June 30, 2026, as well as on the most recent determination dates in July 2026. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in July 2026 are as follows:

Cash Flow Triggers	CLO 18	BTR CLO 1	CLO 20	CLO 21
Overcollateralization (1)
Current	145.88%	117.47%	112.52%	113.15%
Limit	123.03%	115.47%	110.52%	111.15%
Pass / Fail	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	140.81%	171.10%	134.60%	133.81%
Limit	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 18	BTR CLO 1	CLO 20	CLO 21
July 2026	145.88%	117.47%	112.52%	113.15%
April 2026	139.84%	117.47%	112.52%	113.15%
January 2026	136.54%	117.47%	112.52%	N/A
October 2025	131.38%	117.47%	112.52%	N/A
July 2025	130.03%	117.47%	N/A	N/A
________________________
(1)This table represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly, and we were in compliance with this test for all periods presented.
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$106,773	$85,515	$97,579	$83,150
Provision for loss sharing (net of reversals)	13,472	4,215	18,009	6,002
Charge-offs and advances, net of reimbursements	(1,347)	27	3,310	605
Ending balance	$118,898	$89,757	$118,898	$89,757
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
removed only upon either the expiration or settlement of the guarantee. At June 30, 2026 and December 31, 2025, we had $36.6 million and $35.7 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
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
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously unreimbursed advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At June 30, 2026 and December 31, 2025, we had outstanding advances of $2.6 million and $7.3 million, respectively, which were netted against the allowance for loss-sharing obligations.
At June 30, 2026 and December 31, 2025, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $82.3 million and $61.9 million, respectively, and represented 0.34% and 0.26%, respectively, of our Fannie Mae servicing portfolio.
At June 30, 2026 and December 31, 2025, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.69 billion and $4.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
These commitments meet the definition of a derivative and are recorded at fair value, including the effects of interest rate movements which are reflected as a component of gain on derivative instruments, net in the consolidated statements of operations. The estimated fair value of rate lock commitments also includes the fair value of the expected net cash flows associated with the servicing of the loan which is recorded as income from MSRs in the consolidated statements of operations.
During the three and six months ended June 30, 2026, we recorded net gains of $0.5 million and net losses of $0.8 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $12.1 million and $21.8 million, respectively. During the three and six months ended June 30, 2025, we recorded net gains of $1.4 million and $6.1 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $10.9 million and $19.1 million, respectively. See Note 13 for details.
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
At June 30, 2026 and December 31, 2025, we had $2.9 million and $1.6 million, respectively, included in others assets, which was comprised of cash posted as collateral of $3.3 million and $1.6 million, respectively, and net liability positions of $0.3 million and $0.1 million, respectively, from the fair value of our treasury futures.
During the three months ended June 30, 2026, we recorded realized gains of $0.9 million and unrealized losses of $0.3 million to our Agency Business, related to our swaps. During the six months ended June 30, 2026, we recorded realized gains of $1.7 million and unrealized losses of $0.3 million to our Agency Business, related to our swaps. During the three months ended June 30, 2025, we recorded realized losses of $1.0 million and unrealized gains of $0.5 million to our Agency Business, related to swaps. During the six months ended June 30, 2025, we recorded realized losses of $0.5 million and unrealized losses of $1.2 million to our Agency Business, related to our swaps.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	June 30, 2026
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	4	$191,041	Other assets/other liabilities	$748	$(743)
Forward sale commitments	16	488,782	Other assets/other liabilities	846	(1,894)
Treasury futures	559	55,900		—	—
		$735,723		$1,594	$(2,637)

	December 31, 2025
Rate lock commitments	4	$29,621	Other assets/other liabilities	$473	$(66)
Forward sale commitments	32	357,432	Other assets/other liabilities	112	(1,016)
Treasury futures	617	61,700		—	—
		$448,753		$585	$(1,082)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments ($ in thousands):

	June 30, 2026			December 31, 2025
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$12,107,031	$11,915,216	$11,916,632	$12,113,107	$11,934,248	$11,964,280
Loans held-for-sale, net	378,247	375,797	385,894	408,386	409,081	421,398
Capitalized mortgage servicing rights, net	n/a	323,887	462,029	n/a	340,842	474,767
Securities held-to-maturity, net	224,761	157,137	150,321	229,521	156,087	150,147
Derivative financial instruments	231,927	1,594	1,594	94,319	585	585

Financial liabilities:
Credit and repurchase facilities	$5,821,983	$5,812,258	$5,800,728	$5,161,707	$5,149,651	$5,143,472
Securitized debt	2,992,050	2,972,246	2,999,104	3,485,786	3,468,258	3,487,773
Senior unsecured notes	1,875,000	1,857,769	1,789,738	2,050,000	2,029,078	2,009,938
Junior subordinated notes	154,336	145,907	113,551	154,336	145,497	111,992
Notes payable - real estate owned	270,410	270,410	269,131	222,965	222,965	221,893
Derivative financial instruments	447,896	2,637	2,637	292,734	1,082	1,082
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at June 30, 2026 ($ in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,594	$1,594	$—	$846	$748

Financial liabilities:
Derivative financial instruments	$2,637	$2,637	$—	$2,637	$—
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at June 30, 2026 ($ in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$399,189	$399,189	$—	$—	$399,189
Loans held-for-sale (2)	12,937	12,937	—	12,937	—
	$412,126	$412,126	$—	$12,937	$399,189
________________________
(1)We had an allowance for credit losses of $46.5 million relating to 19 impaired loans with an aggregate carrying value, before loan loss reserves, of $445.7 million at June 30, 2026. The fair values of these impaired loans are based on the value of the underlying collateral.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2)We have an impairment loss of $1.0 million related to 3 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $13.9 million.
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
Loans held-for-sale are generally expected to be transferred or sold within 60 days to 180 days of loan origination and are reported at the lower of cost or market. We consider a loan classified as held-for-sale impaired if, based on current information, it is probable that we will sell the loan below par, or not be able to collect all principal and interest in accordance with the contractual terms of the loan agreement. These loans are valued using pricing models that incorporate observable inputs from current market assumptions or a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics.
The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.
Quantitative information about Level 3 fair value measurements at June 30, 2026 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$237,717	Discounted cash flows	Capitalization rate	5.95%	5.50% - 7.50%
	147,464	Price quotes	N/A	N/A	N/A
	$385,181

Retail	$14,008	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$748	Discounted cash flows	W/A discount rate	6.36%	0.00% - 9.00%
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows ($ in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative assets and liabilities, net
Beginning balance	$633	$309	$473	$—
Settlements	(11,996)	(10,856)	(21,496)	(18,678)
Realized gains recorded in earnings	11,363	10,547	21,023	18,678
Unrealized gains recorded in earnings	748	382	748	382
Ending balance	$748	$382	$748	$382

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows ($ in thousands):

June 30, 2026	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Recovery (Loss)	Total Fair Value Adjustment
Rate lock commitments	$191,041	$748	$—	$748
Forward sale commitments	488,782	—	—	—
Loans held-for-sale, net (1)	378,247	3,939	1,002	4,941
Total		$4,687	$1,002	$5,689
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at June 30, 2026 ($ in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,915,216	$11,916,632	$—	$—	$11,916,632
Loans held-for-sale, net	375,797	385,894	—	381,955	3,939
Capitalized mortgage servicing rights, net	323,887	462,029	—	—	462,029
Securities held-to-maturity, net	157,137	150,321	—	—	150,321

Financial liabilities:
Credit and repurchase facilities	$5,812,258	$5,800,728	$—	$359,277	$5,441,451
Securitized debt	2,972,246	2,999,104	—	—	2,999,104
Senior unsecured notes	1,857,769	1,789,738	1,789,738	—	—
Junior subordinated notes	145,907	113,551	—	—	113,551
Notes payable - real estate owned	270,410	269,131	—	—	269,131
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
At June 30, 2026, we were required to maintain at least $24.3 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At June 30,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2026, the restricted liquidity requirement totaled $104.7 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At June 30, 2026, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $33.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At June 30, 2026, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At June 30, 2026, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows ($ in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2026 (six months ending December 31, 2026)	$1,780,992	$5,767	$1,786,759
2027	5,084,559	9,912	5,094,471
2028	1,673,580	9,226	1,682,806
2029	1,881,957	8,714	1,890,671
2030	538,355	8,756	547,111
2031	—	6,381	6,381
Thereafter	154,336	4,543	158,879
Total	$11,113,779	$53,299	$11,167,078
During the three and six months ended June 30, 2026, we recorded lease expense of $2.8 million and $5.7 million, respectively. During the three and six months ended June 30, 2025, we recorded lease expense of $2.7 million and $5.4 million, respectively.
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.53 billion at June 30, 2026 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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
Securities Class Action
On July 31, 2024, a purported shareholder filed a securities class action lawsuit against us and certain of our executive officers in the United States District Court for the Eastern District of New York (the “Court”), alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs sought to represent a class of shareholders who purchased our shares of common stock between May 7, 2021 and July 11, 2024.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
On November 5, 2024, the Court approved the motion appointing the lead plaintiffs and their counsel.
An amended complaint was filed by the lead plaintiffs on January 21, 2025. The amended complaint alleged that we had made false and misleading statements and/or failed to disclose material information in connection with allegedly overriding internal controls, engaging in substandard lending practices and not complying with agency requirements. The plaintiffs sought damages in an unspecified amount, as well as attorneys’ fees and costs. On April 10, 2025, we served a motion to dismiss the case. On March 31, 2026, the Court granted the motion to dismiss in its entirety, dismissing the amended complaint. The plaintiffs were granted leave to amend the complaint within 30 days of the order dismissing the case but ultimately decided not to amend. On May 5, 2026, the Court dismissed the plaintiffs’ claims with prejudice and judgment was entered in favor of Defendants. The plaintiffs’ time to appeal has expired.
Derivative Actions
On February 26, 2025, a purported shareholder filed a verified shareholder derivative suit in the United States District Court for the District of Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under the Exchange Act, arising from substantially the same facts and events as alleged in the above-mentioned Securities Class Action. The complaint sought unspecified damages, costs and expenses, as well as other relief. On March 17, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint, and the derivative actions were consolidated as In re Arbor Realty Trust, Inc. Stockholder Derivative Litigation, No. 1:25-cv-00639. On April 28, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On June 12, 2026, the parties filed a joint stipulation to voluntarily dismiss this action without prejudice, which was subsequently entered by the Court on July 1, 2026.

On April 18, 2025, another purported shareholder filed a substantially similar verified shareholder derivative complaint in the District Court for the Eastern District of New York. On May 20, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On April 14, 2026, the Court lifted the stay. The next day, the parties filed a joint letter to the Court, requesting that the Court reinstate the stay pursuant to its May 20, 2025 order. On April 15, 2026, the Court ordered the parties to file a joint status report by May 5, 2026, which the parties did. On May 5, 2026, the Court ordered the parties to file a joint status report by June 9, 2026. On June 9, 2026, the parties filed a joint stipulation to voluntarily dismiss this action without prejudice, which was subsequently entered by the Court on July 13, 2026.
On July 18, 2025, a purported shareholder filed a verified shareholder derivative complaint in the Circuit Court for the Baltimore City, Maryland, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and a claim for breach of fiduciary duty. On September 15, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On June 19, 2026, the court entered a joint stipulation and order to extend the stay until July 10, 2026. On July 10, 2026, the parties filed a joint stipulation to voluntarily dismiss this action without prejudice, which was subsequently entered by the Court on July 14, 2026.
On July 29, 2025, two purported shareholders filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand refusal and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty and unjust enrichment. On October 23, 2025, the Court granted a joint motion to change venue and transferred the action to the United States District Court for the District of Maryland. On November 14, 2025, the court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On May 18, 2026, the court entered a joint stipulation and order to extend the stay until July 10, 2026. On July 10, 2026, the parties filed a joint stipulation to voluntarily dismiss this action without prejudice, which was subsequently entered by the Court on July 13, 2026.
On August 5, 2025, a purported shareholder filed a verified shareholder derivative complaint in the United States District Court for the Eastern District of New York, derivatively and on behalf of the Company, against certain officers and directors of the Board of Directors, asserting demand futility and claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment. On September 10, 2025, the Court entered a joint stipulation and order to stay the action pending resolution of the motion to dismiss in the Securities Class Action. On June 18, 2026, the parties filed a joint stipulation to voluntarily dismiss this action without prejudice, which was subsequently entered that same day.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows ($ in thousands):

	June 30, 2026	December 31, 2025
Assets:
Restricted cash	$103,077	$35,258
Loans and investments, net	3,641,332	4,557,631
Other assets	45,637	69,132
Total assets	$3,790,046	$4,662,021

Liabilities:
Securitized debt	$2,972,246	$3,468,258
Other liabilities	6,640	9,590
Total liabilities	$2,978,886	$3,477,848
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 65 VIEs in which we have a variable interest at June 30, 2026 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at June 30, 2026 is as follows ($ in thousands):

Type	Carrying Amount (1)
Loans	$1,530,221
APL certificates	145,486
Equity investments	30,287
B Piece bonds	25,994
Agency interest-only strips	6
Total	$1,731,994
________________________
(1)Represents the carrying amount of loans and investments before reserves. At June 30, 2026, $114.4 million of loans to VIEs had corresponding specific loan loss reserves of $14.5 million. The maximum loss exposure at June 30, 2026 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $4.78 billion at June 30, 2026.
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
Common Stock. We have an equity distribution agreement with Citizens JMP Securities, LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. At June 30, 2026, we had 23,439,335 shares available under the agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During the six months ended June 30, 2026, we repurchased 7,668,592 shares of our common stock under our share repurchase program at a cost of $51.4 million, excluding broker commission fees, representing an average cost of $6.71 per share. At June 30, 2026, there was $85.2 million available for repurchase under this program.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM") in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At June 30, 2026, there were 16,170,218 OP Units outstanding, which represented 7.9% of the voting power of our outstanding stock.
Distributions. Dividends declared (on a per share basis) during the six months ended June 30, 2026 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 24, 2026	$0.30	March 30, 2026	$0.3984375	$0.390625	$0.390625
May 7, 2026	$0.17	June 29, 2026	$0.3984375	$0.390625	$0.390625
Common Stock – On July 29, 2026, the Board of Directors declared a cash dividend of $0.17 per share of common stock. The dividend is payable on August 28, 2026 to common stockholders of record as of the close of business on August 14, 2026.
Deferred Compensation. During 2026, we granted 1,249,730 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $9.1 million, of which: (1) 395,249 shares with a grant date fair value of $3.0 million vested on the grant date in 2026; (2) 342,587 shares with a grant date fair value of $2.6 million will vest in 2027; (3) 352,135 shares with a grant date fair value of $2.6 million will vest in 2028; (4) 47,267 shares with a grant date fair value of $0.3 million will vest in 2029; and (5) 112,492 shares with a grant date fair value of $0.6 million will vest in 2030.
During 2026, we granted our chief executive officer 281,690 shares of restricted common stock with a grant date fair value of $2.1 million that vest in full in the first quarter of 2029. We also granted our chief executive officer up to 1,126,760 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $3.1 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives.
During 2026, we granted our chief operating officer 649,350 shares of performance-based RSUs with a grant date fair value of $0.6 million that vest at the end of a five-year performance period based on the achievement of certain stockholder return objectives. We also awarded our chief operating officer a multi-year performance award pursuant to which he may earn between 0% and 100% of a maximum award value of $20.0 million based on the level of achievement of specified new business volume and related performance metrics during the applicable performance period. Following completion of the performance period and certification of the performance results, any portion of the award earned will be converted into and granted in the form of shares of restricted common stock. The grant date and number of shares resulting from the award will be determined at that time based on the applicable stock price specified in the award agreement. Subject to continued employment, the restricted shares will generally vest in five equal installments on the grant date and on each of the first four anniversaries of the grant date.
We also issued 93,075 fully-vested RSUs with a grant date fair value of $0.7 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During 2026, we withheld 322,969 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of RSUs and OP Units and for the six months ended June 30, 2025, convertible senior unsecured notes.
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted (1)	Basic	Diluted
Net (loss) income attributable to common stockholders (2)	$(37,342)	$(37,342)	$23,952	$23,952
Net (loss) income attributable to noncontrolling interest (3)	—	—	—	2,015
Net (loss) income attributable to common stockholders and noncontrolling interest (4)	$(37,342)	$(37,342)	$23,952	$25,967
Weighted average shares outstanding	190,806,800	190,806,800	192,236,206	192,236,206
Dilutive effect of OP Units (3)	—	—	—	16,173,761
Dilutive effect of RSUs (5)	—	—	—	593,035
Weighted average shares outstanding (4)	190,806,800	190,806,800	192,236,206	209,003,002
Net (loss) income per common share (2)	$(0.20)	$(0.20)	$0.12	$0.12

	Six Months Ended June 30,
	2026		2025
Net (loss) income attributable to common stockholders (2)	$(36,713)	$(36,713)	$54,389	$54,389
Net (loss) income attributable to noncontrolling interest (3)	—	—	—	4,617
Net (loss) income attributable to common stockholders and noncontrolling interest (4)	$(36,713)	$(36,713)	$54,389	$59,006
Weighted average shares outstanding	192,491,494	192,491,494	191,154,501	191,154,501
Dilutive effect of OP Units (3)	—	—	—	16,211,314
Dilutive effect of RSUs (5)	—	—	—	572,759
Weighted average shares outstanding (4)	192,491,494	192,491,494	191,154,501	207,938,574
Net (loss) income per common share (2)	$(0.19)	$(0.19)	$0.28	$0.28
________________________
(1)For the three and six months ended June 30, 2026, potentially dilutive securities were excluded from the computation of diluted loss per common share because their effect would have been anti-dilutive due to the net loss attributable to common stockholders incurred during the period.
(2)Net of preferred stock dividends.
(3)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(4)The three and six months ended June 30, 2025 excludes interest expense of $6.1 million and $12.2 million, respectively, and potentially dilutive shares of 17,471,534 and 17,543,663, respectively, attributable to convertible debt since their effect would have been anti-dilutive. In August 2025, our convertible debt matured and was fully settled.
(5)Represents the dilutive effect of performance-based RSUs granted to certain executive officers that vest based upon our achievement of total stockholder return objectives and RSUs granted to our chief executive officer and certain directors who have decided to defer the receipt of the common stock into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.

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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The legislation includes significant changes to U.S. tax law. Both our REIT and Agency Business are now subject to the provisions of Section 162(m) of the Internal Revenue Code (“Section 162(m)”) which limits the tax deductibility of executive compensation to $1.0 million per year for each named executive officer (“NEO”). We believe that it is more likely than not a significant portion of our NEO compensation will exceed the $1.0 million limitation in current and future years resulting in no tax deductibility for the book expense associated with these compensation agreements, including share-based compensation. In addition, the OBBBA made permanent the deduction generally available to individuals, trusts and estates equal to 20% of ordinary REIT dividends, subject to certain limitations, which had previously been scheduled to expire for taxable years beginning on or after January 1, 2026. The OBBBA also increased the limitation on a REIT’s ownership of taxable REIT subsidiary securities from 20% to 25% of the REIT’s total assets, effective for taxable years beginning after December 31, 2025.
A summary of our income tax provision is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax provision	$(5,361)	$(5,001)	$(10,026)	$(8,730)
Deferred income tax benefit	2,211	1,603	4,791	1,741
Total income tax provision	$(3,150)	$(3,398)	$(5,235)	$(6,989)
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and six months ended June 30, 2026, we incurred $0.9 million and $1.8 million, respectively, and, during the three and six months ended June 30, 2025, we incurred $1.0 million and $1.9 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in due from related party on the consolidated balance sheets.
Other Related Party Transactions. Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to utilize privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives take. Beginning in 2026, for certain flights, we also charter the aircraft from a certificated air carrier for use of the same aircraft. The air carrier provides charter revenue back to the aircraft owner when we use the aircraft. During the three and six months ended June 30, 2026, we reimbursed the aircraft owner $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2025, we reimbursed the aircraft owner $0.7 million and $0.9 million, respectively, for flights taken by our executives pursuant to the time-sharing agreement. During both the three and six months ended June 30, 2026, we reimbursed the aircraft owner $0.6 million, for the flights chartered by our executives pursuant to the agreement.
In November 2025, we originated a $67.9 million bridge loan for the acquisition of a multifamily property purchased by a joint venture we formed with ACM, an entity owned by an immediate family member of our chief executive officer and a consortium of independent

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
outside investors, we refer to as "Clarus Berkley," which was formed to purchase and operate the property. We contributed $1.5 million, for a 3.6% interest in the borrowing entity, while ACM and the entity owned by an immediate family member of our chief executive officer contributed a combined $1.8 million for a 4.3% interest in the borrowing entity. The loan has an interest rate of SOFR plus 2.50% with a SOFR floor of 2.50% and matures in November 2028. Interest income recorded from this loan was $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively. See Note 8 for further details.
In November 2025, we committed to fund a $44.8 million bridge loan ($2.3 million was funded at June 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project, representing less than 1.0% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in November 2028, with a one-year extension option. Interest income recorded from this loan was less than $0.1 million for both the three and six months ended June 30, 2026.
In October 2025, we committed to fund a $50.5 million bridge loan ($3.9 million was funded at June 30, 2026) in an SFR BTR construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project, representing in the aggregate 4.6% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in October 2028, with a one-year extension option. Interest income recorded from this loan was less than $0.1 million for both the three and six months ended June 30, 2026.
In August 2025, we originated a $4.0 million bridge loan for the acquisition of a condominium complex, of which one of our directors is the co-chief executive officer and president of an entity that is an indirect owner of the borrower. The loan has an interest rate of SOFR plus 3.25% with a SOFR floor of 4.32% and matures in August 2026. Interest income recorded from this bridge loan was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively.
In May 2025, we refinanced a $32.5 million bridge loan with a new $43.0 million bridge loan for an SFR BTR construction project that was scheduled to mature in May 2026, which was extended to July 2026. In 2020, we also made a $3.5 million preferred equity investment in the same project, of which $1.2 million was paid off in May 2025. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owned a 21.8% equity interest in the borrowing entity that increased to 26.6% in connection with the refinancing. The interest on the old loan was SOFR plus 3.75% with a SOFR floor of 0.75% and the interest rate of the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in May 2026, which was extended to July 2026. In connection with the extension, the borrower paid deferred interest of $1.9 million. In July 2026, the outstanding bridge loan and preferred equity investment paid off in full, including all back interest owed. Interest income recorded from these loans was $0.6 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six ended June 30, 2025, respectively.
In May 2025, we refinanced a $30.5 million bridge loan with a new $36.2 million bridge loan, for an SFR BTR construction project. In 2020, we also made a $4.6 million preferred equity investment in the same project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project and owned a combined 18.9% equity interest in the borrowing entity that increased to 33.7% in connection with the refinancing. The interest rate on the old loan was SOFR plus 4.25% with a SOFR floor of 1.00% and the interest rate on the new loan is SOFR plus 3.00% with a SOFR floor of 3.25%. The new loan was scheduled to mature in May 2026, which was extended to July 2026. The preferred equity investment has a 12.00% fixed rate and was scheduled to mature in May 2026, which was extended to July 2026. In connection with the extension, the borrower paid deferred interest of $1.3 million. In July 2026, the outstanding bridge loan and preferred equity investment paid off in full, including all back interest owed. Interest income recorded from these loans was $0.5 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2025, respectively.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from the loans was $1.0 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 2025, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($40.5 million was funded at June 30, 2026) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from the loans was $0.9 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In 2024, we committed to fund a $62.4 million bridge loan ($31.2 million was funded at June 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
In 2024, we committed to fund a $42.5 million bridge loan ($38.4 million was funded at June 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
In 2022, we committed to fund a $67.1 million bridge loan ($55.0 million was funded at June 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2026, which was extended to May 2027. Interest income recorded from this loan was $1.2 million and $2.4 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively.
In 2022, we committed to fund a $39.4 million bridge loan in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.00% with a SOFR floor of 0.25% and was scheduled to mature in March 2026, which was extended to March 2027. In April 2026, the bridge loan was paid off. Interest (loss) income recorded from this loan was $(0.1) million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively. The interest loss recorded during the three months ended June 30, 2026 was primarily attributable to the waiver of a previously accrued exit fee in connection with the loan.
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
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan has a fixed interest rate of 9.00% and matures in April 2030. Interest income recorded from the mezzanine loan was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025 that we modified to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. In September 2025, the loan was modified to extend the maturity to July 2028, adjust the interest rate to SOFR plus 1.00% with an all-in floor of 6.50%, and include a fixed pay rate of 1.00%, effective June 1, 2025, with the remaining balance deferred. Interest income recorded from the bridge loan was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively. See Note 8 for further details.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in May 2025, which was extended to February 2029. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.
In 2018, we originated a $21.7 million bridge loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owned 75% in the borrowing entity. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
loan had an interest rate of SOFR plus 4.75% with a SOFR floor of 0.25%, and was scheduled to mature in February 2025, which was modified to extend the maturity to February 2027 in exchange for $3.0 million of additional collateral and a $2.5 million paydown to be made in February 2026. In 2024, we recorded a $5.5 million specific reserve on this loan. In September 2025, this loan paid off and we fully recovered the specific reserve recorded. Interest income recorded from this loan was $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively.
In 2017, we originated a $46.9 million Fannie Mae loan on a multifamily property owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers) which owns a 17.6% interest in the borrowing entity. We carry a maximum loss-sharing obligation with Fannie Mae on this loan of up to 5% of the original UPB. The loan was paid off in October 2025. Servicing revenue recorded from this loan was less than $0.1 million for the three and six months ended June 30, 2025, respectively.
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
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which has a fixed interest rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At June 30, 2026, this debt had an aggregate outstanding balance of approximately $295.0 million and is scheduled to mature through 2029. See Note 8 for further details.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 35% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At June 30, 2026, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.3% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 19 — Segment Information
As described in Note 1, we operate through two business segments – our Structured Business and our Agency Business. The summarized statements of operations and balance sheet data, as well as certain other data, by segment are included in the following tables ($ in thousands). Specifically identifiable costs are recorded directly to each business segment. For items not specifically identifiable, costs have been allocated between the business segments using the most meaningful allocation methodologies, which were predominately direct labor costs (i.e., time spent working on each business segment). Such costs include, but are not limited to, compensation and employee related costs, selling and administrative expenses and stock-based compensation. Intersegment revenue and expenses have been eliminated in the computation of total revenue and operating income (loss).
Our chief operating decision maker (“CODM”) is Ivan Kaufman, our chief executive officer. The CODM uses both net interest income and net income (loss) for each segment predominantly in the annual budget and forecasting process. The CODM considers both budget and actual results on a quarterly basis for both profit measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment net interest income and net income (loss) to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

	Three Months Ended June 30, 2026
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$219,211	$11,647	$—	$230,858
Interest expense	172,066	5,695	—	177,761
Net interest income	47,145	5,952	—	53,097
Other revenue:
Gain on sales, including fee-based services, net	—	15,176	—	15,176
Mortgage servicing rights	—	12,110	—	12,110
Servicing revenue	—	42,126	—	42,126
Amortization of MSRs	—	(18,247)	—	(18,247)
Property operating income	8,313	—	—	8,313
Gain on derivative instruments, net	—	1,041	—	1,041
Other income, net	1,638	622	—	2,260
Total other revenue	9,951	52,828	—	62,779
Other expenses:
Employee compensation and benefits	18,667	21,525	—	40,192
Commissions	—	4,904	—	4,904
Selling and administrative	8,269	7,599	—	15,868
Property operating expenses	12,670	—	—	12,670
Depreciation and amortization	5,537	392	—	5,929
Impairment loss on real estate owned	13,650	—	—	13,650
Provision for loss sharing, net	—	13,472	—	13,472
Provision for credit losses, net	38,245	(82)	—	38,163
Total other expenses	97,038	47,810	—	144,848
(Loss) income before gain on real estate, income from equity affiliates and income taxes	(39,942)	10,970	—	(28,972)
Gain on real estate	64	—	—	64
Income from equity affiliates	1,893	—	—	1,893
Provision for income taxes	(626)	(2,524)	—	(3,150)
Net (loss) income	(38,611)	8,446	—	(30,165)
Preferred stock dividends	10,342	—	—	10,342
Net loss attributable to noncontrolling interest	—	—	(3,165)	(3,165)
Net (loss) income attributable to common stockholders	$(48,953)	$8,446	$3,165	$(37,342)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$229,980	$10,323	$—	$240,303
Interest expense	165,858	5,720	—	171,578
Net interest income	64,122	4,603	—	68,725
Other revenue:
Gain on sales, including fee-based services, net	—	13,658	—	13,658
Mortgage servicing rights	—	10,930	—	10,930
Servicing revenue	—	45,204	—	45,204
Amortization of MSRs	—	(17,767)	—	(17,767)
Property operating income	5,452	—	—	5,452
Gain on derivative instruments, net	—	219	—	219
Other income, net	2,105	1,884	—	3,989
Total other revenue	7,557	54,128	—	61,685
Other expenses:
Employee compensation and benefits	16,018	20,905	—	36,923
Commissions	—	4,258	—	4,258
Selling and administrative	7,590	7,269	—	14,859
Property operating expenses	6,802	—	—	6,802
Depreciation and amortization	5,456	392	—	5,848
Provision for loss sharing, net	—	4,215	—	4,215
Provision for credit losses	16,112	2,892	—	19,004
Total other expenses	51,978	39,931	—	91,909
Income before loss on real estate, income from equity affiliates and income taxes	19,701	18,800	—	38,501
Loss on real estate	(1,448)	—	—	(1,448)
Income from equity affiliates	2,654	—	—	2,654
Provision for income taxes	(1,277)	(2,121)	—	(3,398)
Net income	19,630	16,679	—	36,309
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	2,015	2,015
Net income attributable to common stockholders	$9,288	$16,679	$(2,015)	$23,952

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2026
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$443,605	$22,300	$—	$465,905
Interest expense	342,881	10,082	—	352,963
Net interest income	100,724	12,218	—	112,942
Other revenue:
Gain on sales, including fee-based services, net	—	27,681	—	27,681
Mortgage servicing rights	—	21,770	—	21,770
Servicing revenue	—	86,159	—	86,159
Amortization of MSRs	—	(36,540)	—	(36,540)
Property operating income	16,373	—	—	16,373
Gain on derivative instruments, net	—	548	—	548
Other income, net	3,865	471	—	4,336
Total other revenue	20,238	100,089	—	120,327
Other expenses:
Employee compensation and benefits	37,529	46,487	—	84,016
Commissions	—	8,763	—	8,763
Selling and administrative	17,419	15,402	—	32,821
Property operating expenses	24,635	—	—	24,635
Depreciation and amortization	12,250	783	—	13,033
Impairment loss on real estate owned	26,150	—	—	26,150
Provision for loss sharing, net	—	18,009	—	18,009
Provision for loan losses, net	41,889	2,090	—	43,979
Total other expenses	159,872	91,534	—	251,406
(Loss) income before loss on real estate, income from equity affiliates and income taxes	(38,910)	20,773	—	(18,137)
Loss on real estate	(2,073)	—	—	(2,073)
Income from equity affiliates	6,304	—	—	6,304
Provision for income taxes	(544)	(4,691)	—	(5,235)
Net (loss) income	(35,223)	16,082	—	(19,141)
Preferred stock dividends	20,684	—	—	20,684
Net loss attributable to noncontrolling interest	—	—	(3,112)	(3,112)
Net (loss) income attributable to common stockholders	$(55,907)	$16,082	$3,112	$(36,713)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$460,067	$20,930	$—	$480,997
Interest expense	327,437	9,392	—	336,829
Net interest income	132,630	11,538	—	144,168
Other revenue:
Gain on sales, including fee-based services, net	—	26,439	—	26,439
Mortgage servicing rights	—	19,061	—	19,061
Servicing revenue	—	88,565	—	88,565
Amortization of MSRs	—	(35,525)	—	(35,525)
Property operating income	9,839	—	—	9,839
Gain on derivative instruments, net	—	3,619	—	3,619
Other income, net	4,183	4,224	—	8,407
Total other revenue	14,022	106,383	—	120,405
Other expenses:
Employee compensation and benefits	34,175	44,171	—	78,346
Commissions	—	8,871	—	8,871
Selling and administrative	16,521	14,650	—	31,171
Property operating expenses	10,276	—	—	10,276
Depreciation and amortization	8,809	783	—	9,592
Provision for loss sharing, net	—	6,002	—	6,002
Provision for credit losses, net	25,266	2,813	—	28,079
Total other expenses	95,047	77,290	—	172,337
Income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	51,605	40,631	—	92,236
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(4,258)	—	—	(4,258)
Income from equity affiliates	1,020	—	—	1,020
Provision for income taxes	(639)	(6,350)	—	(6,989)
Net income	45,409	34,281	—	79,690
Preferred stock dividends	20,684	—	—	20,684
Net income attributable to noncontrolling interest	—	—	4,617	4,617
Net income attributable to common stockholders	$24,725	$34,281	$(4,617)	$54,389
________________________
(1) Includes income (loss) allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2026
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$58,886	$228,639	$287,525
Restricted cash	103,077	35,305	138,382
Loans and investments, net	11,915,216	—	11,915,216
Loans held-for-sale, net	—	375,797	375,797
Capitalized mortgage servicing rights, net	—	323,887	323,887
Securities held-to-maturity, net	—	157,137	157,137
Investments in equity affiliates	82,762	—	82,762
Real estate owned, net	545,946	—	545,946
Goodwill and other intangible assets	12,500	73,270	85,770
Other assets	345,603	94,800	440,403
Total assets	$13,063,990	$1,288,835	$14,352,825

Liabilities:
Debt obligations	$10,699,313	$359,277	$11,058,590
Allowance for loss-sharing obligations	—	118,898	118,898
Other liabilities	211,266	83,048	294,314
Total liabilities	$10,910,579	$561,223	$11,471,802

	December 31, 2025
Assets:
Cash and cash equivalents	$124,141	$358,734	$482,875
Restricted cash	35,258	32,089	67,347
Loans and investments, net	11,934,248	—	11,934,248
Loans held-for-sale, net	—	409,081	409,081
Capitalized mortgage servicing rights, net	—	340,842	340,842
Securities held-to-maturity, net	—	156,087	156,087
Investments in equity affiliates	57,966	—	57,966
Real estate owned, net	498,938	—	498,938
Goodwill and other intangible assets	12,500	74,053	86,553
Other assets	382,735	78,231	460,966
Total assets	$13,045,786	$1,449,117	$14,494,903

Liabilities:
Debt obligations	$10,625,053	$390,396	$11,015,449
Allowance for loss-sharing obligations	—	97,579	97,579
Other liabilities	241,873	72,849	314,722
Total liabilities	$10,866,926	$560,824	$11,427,750

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Origination Data:
Structured Business
Bridge:
Multifamily	$159,550	$103,300	$565,150	$471,050
SFR	490,617	530,986	811,739	887,280
	650,167	634,286	1,376,889	1,358,330

Construction - Multifamily	38,810	75,259	79,680	93,896
Mezzanine / Preferred Equity	—	6,999	—	11,439
Total New Loan Originations	$688,977	$716,544	$1,456,569	$1,463,665

Number of Loans Originated	14	19	20	39

Commitments:
Construction - Multifamily	$—	$173,000	$113,070	$265,000
SFR	48,785	232,384	101,785	394,784
Total Commitments	$48,785	$405,384	$214,855	$659,784

Loan Runoff	$539,745	$519,709	$1,400,778	$941,650

Agency Business
Origination Volumes by Investor:
Fannie Mae	$619,130	$683,206	$1,189,945	$1,041,017
Freddie Mac	428,278	150,339	519,533	328,359
FHA	8,083	—	53,590	16,041
Private Label	—	—	—	44,925
SFR - Fixed Rate	21,272	23,552	21,272	32,663
Total New Loan Originations	$1,076,763	$857,097	$1,784,340	$1,463,005
Total Loan Commitment Volume	$1,211,900	$852,766	$1,945,760	$1,498,167

Agency Business Loan Sales Data:
Fannie Mae	$740,728	$657,305	$1,312,307	$1,013,021
Freddie Mac	335,931	114,464	412,934	412,949
FHA	45,507	18,366	67,897	85,908
SFR - Fixed Rate	21,272	16,885	21,272	25,996
Total Loan Sales	$1,143,438	$807,020	$1,814,410	$1,537,874
Sales Margin (fee-based services as a % of loan sales)	1.33%	1.69%	1.53%	1.72%
MSR Rate (MSR income as a % of loan commitments)	1.00%	1.28%	1.12%	1.27%
________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2026
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$24,419,734	43.9	5.2
Freddie Mac	7,672,121	17.6	5.7
Private Label	2,477,077	18.7	4.1
FHA	1,585,871	13.8	18.9
Bridge	277,333	10.4	1.7
SFR - Fixed Rate	272,226	20.0	3.8
Total	$36,704,362	35.0	5.8

	December 31, 2025
Fannie Mae	$24,085,960	44.7	5.5
Freddie Mac	7,455,088	18.3	5.9
Private Label	2,558,048	18.7	4.5
FHA	1,549,483	13.9	19.1
Bridge	277,738	10.4	2.2
SFR - Fixed Rate	277,490	20.0	4.0
Total	$36,203,807	35.6	6.1

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

Significant Developments During the Second Quarter of 2026
Financing and Capital Markets Activity
•Unwound CLO 17, redeeming the remaining outstanding notes totaling $787.0 million, which were repaid from the availability in our credit and repurchase facilities; and
•We repurchased 3,550,691 shares of our common stock under our share repurchase program at a cost of $20.8 million, excluding broker commission fees, representing an average cost of $5.85 per share.
Structured Business Activity
•Balance sheet portfolio of $12.11 billion; loan originations of $689.0 million outpaced loan runoff totaling $539.7 million;
•We modified 7 loans with a total UPB of $386.9 million (see Note 3 for details); and
•We foreclosed on and took back the underlying collateral on five loans with an aggregate net carrying value of $110.1 million and recorded a loss of $2.5 million through provision for credit losses. We sold two foreclosed properties, along with three existing REO assets for $79.8 million and recognized an aggregate gain of $0.1 million through gain (loss) on real estate. See Notes 3 and 9 for details.
Agency Business Activity. Servicing portfolio of $36.70 billion (up $393.3 million) with loan originations totaling $1.08 billion.
Subsequent Event. In July 2026, we issued $375.0 million of 6.25% Convertible Notes due July 2029. We used the net proceeds to repurchase 2,140,300 shares of our common stock for $11.6 million, repurchase $102.7 million of our common stock pursuant to a prepaid forward transaction and used the remaining net proceeds, together with cash on hand, to redeem, in full, our outstanding $270.0 million 4.50% senior unsecured notes due in September 2026. See Note 10 for further details.

Current Market Conditions, Risks and Recent Trends

During 2025, the Federal Reserve lowered the federal funds rate three times for an aggregate 75-basis point reduction. During the first half of 2026, the Federal Reserve maintained the target range for the federal funds rate at 3.50% to 3.75%. Current market expectations remain uncertain and have shifted during 2026, with the timing and direction of any additional monetary policy actions dependent on inflation, labor market conditions, economic growth and financial market conditions. Although short-term rates have declined from their peaks, the rate environment remains elevated, has remained elevated longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. Additionally, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict involving Iran and related energy market volatility, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the July 2025 enactment of the OBBBA, as described below. Accordingly, it remains difficult to predict where short- and long-term rates will settle during the remainder of 2026.
This prolonged rate environment has resulted in, and may continue to result in, higher payment delinquencies and defaults, more loan modifications and foreclosures and declines in real estate values in certain asset classes, which have adversely affected, and may continue to adversely affect, our results of operations, financial condition, business prospects, liquidity and ability to make distributions to stockholders. It has also made it more difficult to resolve delinquent loans, contributing to additional foreclosures and REO assets on our balance sheet. When we take title to assets through foreclosure, we generally seek to dispose of these assets through third-party sales. However, depending on market conditions and asset-specific factors, we may evaluate other alternatives, such as recapitalizations and joint venture structures, intended to optimize recoveries and reduce our REO exposure. These efforts may include enhanced property management, capital improvements and deferred maintenance, re-leasing vacant space, renewing or restructuring leases and other stabilization initiatives designed to improve occupancy, cash flow and marketability.
We continue to apply disciplined underwriting and risk management practices and work closely with borrowers to protect portfolio quality and mitigate potential losses, including, where appropriate, modifying loan terms. However, given the current interest rate environment and inflationary pressures, we cannot assure that our loan portfolio will continue to perform in accordance with current contractual terms.
An elevated rate environment generally benefits our net interest income because our structured loan portfolio exceeds our corresponding debt balances, the substantial majority of our loan portfolio is floating rate based on SOFR and a meaningful portion of our debt, including senior unsecured notes, is fixed rate. As a result, increases in interest income generally tend to outpace increases in interest expense, and earnings on our cash and escrow balances also benefit from higher rates. These benefits, however, have been increasingly offset by the adverse effects of a prolonged elevated rate environment, including higher delinquencies, more loan modifications and foreclosures, lower loan originations, reduced cash and escrow balances and pressure on certain commercial real estate values, which can result in higher reserves when collateral values are considered insufficient to fully repay loans.

The reductions in short-term interest rates have reduced, and are expected to continue to reduce, net interest income on our floating rate loan portfolio and earnings on our cash and escrow balances. In addition, if short-term interest rates decline further, our interest income and earnings on cash and escrow balances could decline further, while the benefit to our interest expense may be limited to the extent our debt is fixed rate or does not reprice at the same pace. Conversely, if short-term or long-term rates increase, or remain elevated for an extended period, borrower performance, collateral values, loan origination volumes, transaction activity and our ability to resolve delinquent loans could be further adversely affected. For additional information, see “Quantitative and Qualitative Disclosures about Market Risk” below.
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
Changes in Financial Condition
Assets — Comparison of balances at June 30, 2026 to December 31, 2025:
Our Structured loan and investment portfolio balance was approximately $12.11 billion at both June 30, 2026 and December 31, 2025. There was a slight decrease from December 31, 2025, which was primarily due to loans we foreclosed on and received ownership of the underlying collateral as REO assets, substantially offset by loan originations exceeding loan runoff by $55.8 million (see below for details).
The portfolio had a weighted average current interest pay rate of 6.50% and 6.49% at June 30, 2026 and December 31, 2025, respectively. Including certain fees earned and costs, the weighted average current interest rate was 6.95% and 7.08% at June 30, 2026 and December 31, 2025, respectively. Our debt that finances our Structured loan and investment portfolio totaled $10.48 billion and $10.46 billion at June 30, 2026 and December 31, 2025, respectively, with a weighted average funding cost of 6.10% and 6.16%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.38% and 6.45%, at June 30, 2026 and December 31, 2025. respectively.

Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Loans originated	$688,977	$1,456,569
Number of loans	14	20
Weighted average interest rate	7.59%	7.58%

Loan runoff	$539,745	$1,400,778
Number of loans	22	48
Weighted average interest rate	8.09%	7.87%

Loans modified	$386,923	$865,723
Number of loans	7	20

Loans extended	$953,808	$2,377,541
Number of loans	45	116
Loans held-for-sale from the Agency Business decreased $33.3 million, primarily from loan sales exceeding originations by $30.1 million as noted in the following table ($ in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$619,130	$740,728	$1,189,945	$1,312,307
Freddie Mac	428,278	335,931	519,533	412,934
FHA	8,083	45,507	53,590	67,897
SFR - Fixed Rate	21,272	21,272	21,272	21,272
Total	$1,076,763	$1,143,438	$1,784,340	$1,814,410

Investments in equity affiliates increased $24.8 million, primarily due to a $25.0 million investment in a multifamily property in the second quarter.

Real estate owned increased $47.0 million, primarily due to the foreclosure of eight multifamily bridge loans totaling $171.6 million, through which we took back the underlying collateral, partially offset by the sale of seven multifamily properties for $112.8 million.

Other assets decreased $20.6 million, primarily due to the payoff of unsecured line of credit loans and a decrease in interest receivable mainly due to the collection of deferred interest on modified/delinquent loans.
Liabilities – Comparison of balances at June 30, 2026 to December 31, 2025:
Credit and repurchase facilities increased $662.6 million, primarily due to the transfer of loans into repurchase facilities from the unwind of CLO 17.
Securitized debt decreased $496.0 million, primarily due to the unwind of CLO 17 totaling $1.06 billion and paydowns on our existing securitizations totaling $182.7 million, partially offset by the issuance of CLO 21 where we issued $674.0 million of notes to third-party investors.
Senior unsecured notes decreased $171.3 million, primarily due to the redemption of our $175.0 million 5.00% senior unsecured notes in April 2026.
Notes payable — real estate owned increased $47.4 million, primarily due to the addition of notes payable on three new REO assets and additional financing received on two existing REO assets.
Other liabilities decreased $14.5 million, primarily due to payments of accrued incentive compensation and commissions during the first half of 2026, related to 2025 performance.
Equity
See Note 16 for details of our common stock, dividends declared and deferred compensation transactions.

Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	June 30, 2026
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$24,419,734	2,671	4.4	5.2	97%	3%	4.70%	2.66%	3.39%
Freddie Mac	7,672,121	1,060	3.3	5.7	91%	9%	4.99%	3.76%	3.33%
Private Label	2,477,077	154	4.9	4.1	100%	—	4.18%	—	1.40%
FHA	1,585,871	109	4.6	18.9	100%	—	3.95%	0.46%	—
Bridge	277,333	3	3.5	1.7	85%	15%	6.27%	—	—
SFR - Fixed Rate	272,226	47	3.5	3.8	100%	—	5.73%	—	1.65%
Total	$36,704,362	4,044	4.2	5.8	96%	4%	4.71%	2.57%	3.06%

	December 31, 2025
Fannie Mae	$24,085,960	2,702	4.2	5.5	97%	3%	4.68%	3.58%	2.59%
Freddie Mac	7,455,088	1,109	3.1	5.9	90%	10%	4.98%	3.63%	3.96%
Private Label	2,558,048	159	4.4	4.5	100%	—	4.16%	0.44%	1.35%
FHA	1,549,483	107	4.3	19.1	100%	—	3.91%	1.11%	—
Bridge	277,738	3	3.0	2.2	85%	15%	6.31%	—	—
SFR - Fixed Rate	277,490	51	3.3	4.0	100%	—	5.62%	2.42%	1.62%
Total	$36,203,807	4,131	4.0	6.1	96%	4%	4.69%	3.22%	2.65%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At June 30, 2026 and December 31, 2025, delinquent loans totaled $1.12 billion and $959.0 million, respectively. At June 30, 2026, there were four loans totaling $22.6 million in bankruptcy and forty-two loans totaling $422.2 million were foreclosed. At December 31, 2025, there were five loans totaling $56.0 million in bankruptcy and nineteen loans totaling $176.5 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	Amount	Percent

Interest income	$230,858	$240,303	$(9,445)	(4)%
Interest expense	177,761	171,578	6,183	4%
Net interest income	53,097	68,725	(15,628)	(23)%
Other revenue:
Gain on sales, including fee-based services, net	15,176	13,658	1,518	11%
Mortgage servicing rights	12,110	10,930	1,180	11%
Servicing revenue, net	23,879	27,437	(3,558)	(13)%
Property operating income	8,313	5,452	2,861	52%
Gain on derivative instruments, net	1,041	219	822	nm
Other income, net	2,260	3,989	(1,729)	(43)%
Total other revenue	62,779	61,685	1,094	2%
Other expenses:
Employee compensation and benefits	45,096	41,181	3,915	10%
Selling and administrative	15,868	14,859	1,009	7%
Property operating expenses	12,670	6,802	5,868	86%
Depreciation and amortization	5,929	5,848	81	1%
Impairment loss on real estate owned	13,650	—	13,650	nm
Provision for loss sharing, net	13,472	4,215	9,257	nm
Provision for credit losses, net	38,163	19,004	19,159	101%
Total other expenses	144,848	91,909	52,939	58%
(Loss) income before gain (loss) on real estate, income from equity affiliates and income taxes	(28,972)	38,501	(67,473)	nm
Gain (loss) on real estate	64	(1,448)	1,512	nm
Income from equity affiliates	1,893	2,654	(761)	(29)%
Provision for income taxes	(3,150)	(3,398)	248	(7)%
Net (loss) income	(30,165)	36,309	(66,474)	nm
Preferred stock dividends	10,342	10,342	—	—
Net (loss) income attributable to noncontrolling interest	(3,165)	2,015	(5,180)	nm
Net (loss) income attributable to common stockholders	$(37,342)	$23,952	$(61,294)	nm
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended June 30,
	2026			2025
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,290,771	$197,897	7.03%	$11,061,695	$216,637	7.86%
Mezzanine	299,133	6,290	8.43%	256,527	6,276	9.81%
Construction - Multifamily	290,404	7,432	10.26%	57,524	1,785	12.45%
Preferred equity investments	202,118	5,515	10.94%	150,047	3,657	9.78%
Other	—	—	—	3,071	73	9.53%
Core interest-earning assets	12,082,426	217,134	7.21%	11,528,864	228,428	7.95%
Cash equivalents	238,780	2,077	3.49%	189,090	1,552	3.29%
Total interest-earning assets	$12,321,206	$219,211	7.14%	$11,717,954	$229,980	7.87%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$5,014,562	$83,879	6.71%	$4,499,752	$83,459	7.44%
CLO	3,413,150	50,833	5.97%	3,296,933	53,793	6.54%
Unsecured debt	1,930,769	34,690	7.21%	1,532,500	24,954	6.53%
Trust preferred	154,336	2,664	6.92%	154,336	2,959	7.69%
Q Series securitization	—	—	—	37,950	693	7.32%
Total interest-bearing liabilities	$10,512,817	172,066	6.56%	$9,521,471	165,858	6.99%
Net interest income		$47,145			$64,122
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $10.8 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets, partially offset by an increase in the average balance of our core interest-earning assets (loan originations exceeded runoff) and, to a lesser extent, higher average bank balances. The decrease in the average yield was mainly from a decrease in SOFR and an increase in new delinquencies and modified loans at lower rates.
The increase in interest expense was mainly due to a $6.2 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities from an increase in the average loan portfolio and the issuance of senior unsecured notes. This was partially offset by the payoff of our 7.50% convertible senior notes and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to a 42% increase in loan sales volume ($336.4 million), partially offset by a 21% decrease in the sales margin from 1.69% to 1.33%. The decrease in the sales margin was mainly due to a decrease in the Fannie Mae sales margin, which includes the impact of larger portfolio deals in 2026 that produce lower margins.
The increase in income from MSRs was primarily due to a 42% increase in loan commitment volume ($359.1 million), partially offset by 22% decrease in the MSR rate from 1.28% to 1.00%. The decrease in the MSR rate was mainly due to a higher concentration of Freddie Mac loan commitment volume, which generate lower servicing fees.
The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances and a decrease in the applicable interest rate, partially offset by an increase in servicing fees due to growth in our servicing portfolio.

Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets.
The gains on derivative instruments in 2026 and 2025 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates.
The decrease in other income, net was primarily due to increases in the fair value of our Private Label loans from our Agency Business recognized in 2025, as well as a decrease in loan modification fees.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to higher salaries and incentive compensation associated with executive-level hires, merit-based compensation increases for existing employees and higher commissions resulting from increased GSE/Agency loan sales volume. These increases were partially offset by a reduction in overall headcount.
In 2026, we recorded a $13.7 million impairment loss related to certain REO assets that we acquired through foreclosure in prior periods, which represents the extent to which the carrying value exceeded its estimated fair value at the current period end.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in 2026, compared to 2025.
The increase in the provision for credit losses, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
Gain (Loss) on Real Estate
The gain on real estate in 2026 represents an aggregate gain recognized on the sale of two foreclosed properties, partially offset by an aggregate loss recognized on the sale of three existing REO assets; while the loss on real estate in 2025 is substantially comprised of losses on below market debt totaling $1.5 million related to financing on the sale of several REO assets.
Income from Equity Affiliates
Income from equity affiliates in 2026 primarily reflects $3.0 million of income recognized related to a cash distribution received from our Lexford joint venture, partially offset by losses from other investments; while income from equity affiliates in 2025 primarily reflects a $3.4 million distribution received from our Lexford joint venture, partially offset by a $1.0 million loss from our AMAC III investment.
Provision for Income Taxes
In the three months ended June 30, 2026, we recorded a tax provision of $3.2 million, which consisted of a current tax provision of $5.4 million and a deferred tax benefit of $2.2 million. In the three months ended June 30, 2025, we recorded a tax provision of $3.4 million, which consisted of a current tax provision of $5.0 million and a deferred tax benefit of $1.6 million.
Net (Loss) Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). At June 30, 2026 and 2025, there were 16,170,218 and 16,173,761 OP Units outstanding, respectively, which represented 7.9% and 7.8%, respectively, of our outstanding stock.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table provides our consolidated operating results ($ in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	Amount	Percent

Interest income	$465,905	$480,997	$(15,092)	(3)%
Interest expense	352,963	336,829	16,134	5%
Net interest income	112,942	144,168	(31,226)	(22)%
Other revenue:
Gain on sales, including fee-based services, net	27,681	26,439	1,242	5%
Mortgage servicing rights	21,770	19,061	2,709	14%
Servicing revenue, net	49,619	53,040	(3,421)	(6)%
Property operating income	16,373	9,839	6,534	66%
Gain on derivative instruments, net	548	3,619	(3,071)	(85)%
Other income, net	4,336	8,407	(4,071)	(48)%
Total other revenue	120,327	120,405	(78)	0%
Other expenses:
Employee compensation and benefits	92,779	87,217	5,562	6%
Selling and administrative	32,821	31,171	1,650	5%
Property operating expenses	24,635	10,276	14,359	140%
Depreciation and amortization	13,033	9,592	3,441	36%
Impairment loss on real estate owned	26,150	—	26,150	nm
Provision for loss sharing, net	18,009	6,002	12,007	nm
Provision for credit losses, net	43,979	28,079	15,900	57%
Total other expenses	251,406	172,337	79,069	46%
(Loss) income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	(18,137)	92,236	(110,373)	nm
Loss on extinguishment of debt	—	(2,319)	2,319	nm
Loss on real estate	(2,073)	(4,258)	2,185	(51)%
Income from equity affiliates	6,304	1,020	5,284	nm
Provision for income taxes	(5,235)	(6,989)	1,754	(25)%
Net (loss) income	(19,141)	79,690	(98,831)	nm
Preferred stock dividends	20,684	20,684	—	—
Net (loss) income attributable to noncontrolling interest	(3,112)	4,617	(7,729)	nm
Net (loss) income attributable to common stockholders	$(36,713)	$54,389	$(91,102)	nm
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Six Months Ended June 30,
	2026			2025
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,286,155	$402,216	7.19%	$11,019,472	$435,647	7.97%
Mezzanine	296,723	12,591	8.56%	256,809	12,463	9.79%
Preferred equity investments	202,118	11,003	10.98%	149,449	7,325	9.88%
Construction - Multifamily	278,778	14,190	10.26%	32,956	1,929	11.80%
Other	—	—	—	3,075	146	9.57%
Core interest-earning assets	12,063,774	440,000	7.36%	11,461,761	457,510	8.05%
Cash equivalents	216,698	3,605	3.35%	149,931	2,557	3.44%
Total interest-earning assets	$12,280,472	$443,605	7.28%	$11,611,692	$460,067	7.99%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,869,969	$163,561	6.77%	$3,955,280	$147,798	7.54%
CLO	3,434,361	103,042	6.05%	3,788,566	122,273	6.51%
Unsecured debt	1,990,055	70,964	7.19%	1,532,500	49,908	6.57%
Trust preferred	154,336	5,314	6.94%	154,336	5,897	7.71%
Q Series securitization	—	—	—	39,803	1,561	7.91%
Total interest-bearing liabilities	$10,448,721	342,881	6.62%	9,470,485	327,437	6.97%
Net interest income		$100,724			$132,630
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $16.5 million decrease from our Structured Business. The decline was primarily due to a decrease in the average yield on core interest-earning assets, partially offset by an increase in the average balance of our core interest-earning assets (loan originations exceeded runoff) and, to a lesser extent, higher average bank balances. The decrease in the average yield was mainly from a decrease in SOFR, a reduction in back interest earned on delinquent and modified loans and an increase in new delinquencies and modified loans at lower rates.
The increase in interest expense was mainly due to a $15.4 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities from an increase in the average loan portfolio and the issuance of senior unsecured notes. This was partially offset by the payoff of our 7.50% convertible senior notes and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The increase in gain on sales, including fee-based services, net was primarily due to an 18% increase in loan sales volume ($276.5 million), partially offset by an 11% decrease in the sales margin from 1.72% to 1.53%. The decrease in the sales margin was mainly due to a decrease in the Fannie Mae sales margin, which includes the impact of larger portfolio deals in 2026 that produce lower margins.
The increase in income from MSRs was primarily due to a 30% increase in loan commitment volume ($447.6 million), partially offset by a 12% decrease in the MSR rate from 1.27% to 1.12%. The decrease in the MSR rate was mainly due to a higher concentration of Freddie Mac loan commitment volume, which generate lower servicing fees.
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
The gains on derivative instruments in 2026 and 2025 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates.
The decrease in other income, net was primarily due to increases in the fair value of our Private Label loans from our Agency Business recognized in 2025.
Other Expenses
The increase in employee compensation and benefits expense was primarily due to higher salaries and incentive compensation associated with executive-level hires and merit-based compensation increases for existing employees. These increases were partially offset by a reduction in overall headcount.

In 2026, we recorded a $26.2 million impairment loss related to certain REO assets that we acquired through foreclosure in prior periods, which represents the extent to which the carrying value exceeded its estimated fair value at the current period end.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in 2026, compared to 2025.
The increase in the provision for credit losses, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2025 reflects deferred financing fees recognized in connection with the unwind of CLOs.
Loss on Real Estate
The loss on real estate in 2026 primarily reflects a loss recognized on the sale of an existing REO asset during the first quarter of 2026. The loss on real estate in 2025 is comprised of $4.3 million in loss on below market debt related to financing on the sale of several existing REO assets and a $1.8 million loss on the foreclosure of loans we took back as REO assets, partially offset by a $1.9 million gain on the REO sales.
Income from Equity Affiliates
Income from equity affiliates in 2026 primarily reflects $8.8 million of income recognized related to cash distributions received from our Lexford joint venture, partially offset by losses from other investments; while income from equity affiliates in 2025 primarily reflects a $3.4 million distribution received from our Lexford joint venture and income of $0.8 million from our Fifth Wall investment, partially offset by losses from our investments in a residential mortgage banking business and AMAC III totaling $3.3 million.
Provision for Income Taxes
In the six months ended June 30, 2026, we recorded a tax provision of $5.2 million, which consisted of a current tax provision of $10.0 million and a deferred tax benefit of $4.8 million. In the six months ended June 30, 2025, we recorded a tax provision of $7.0 million, which consisted of a current tax provision of $8.7 million and a deferred tax benefit of $1.7 million.
Net (Loss) Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). At June 30, 2026 and 2025, there were 16,170,218 and 16,173,761 OP Units outstanding, respectively, which represented 7.9% and 7.8%, respectively, of our outstanding stock.
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
We had $10.75 billion in total structured debt outstanding at June 30, 2026. Of this total, $5.02 billion, or 47%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $5.73 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At June 30, 2026, we had $2.22 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $36.70 billion agency servicing portfolio at June 30, 2026, which is mostly prepayment protected, and escrow/cash balances that generates approximately $184 million per year in recurring gross cash flow.
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
Cash Flows. Cash flows provided by operating activities totaled $150.0 million during the six months ended June 30, 2026 and consisted primarily of the benefit of non-cash expenses included in our net loss, principally provisions for credit losses and loss-sharing obligations of $62.0 million, depreciation and amortization of $56.0 million and impairment losses on REO assets of $26.2 million, along with net cash inflows of $30.1 million from loan sales exceeding loan originations in our Agency Business.
Cash flows used in investing activities totaled $128.4 million during the six months ended June 30, 2026 and consisted primarily of $83.9 million of net cash outflows in connection with loan and investment activity (Structured Business loan originations of $1.58 billion exceeded payoffs and paydowns/payoffs totaling $1.49 billion), net cash outflows of $27.9 million related to REO activity and a $25.0 million investment made for an interest in a multifamily property.
Cash flows used in financing activities totaled $145.9 million during the six months ended June 30, 2026 and consisted primarily of $493.7 million of net securitized debt activity (payoffs and paydowns exceeded proceeds), $175.0 million payoff of our senior notes, $118.8 million of distributions to our stockholders and OP Unit holders and $51.6 million of common stock repurchases; partially offset by net cash inflows of $690.4 million from debt facility activities (financed loan originations were greater than facility paydowns).
Unencumbered Assets. At June 30, 2026, we had total unencumbered assets with a carrying value of $2.62 billion, consisting of cash and cash equivalents of $287.5 million, loans of $699.0 million, securitization investments of $879.1 million, MSRs of $323.9 million and $431.7 million of other assets not encumbered by any portion of secured indebtedness. Our unencumbered assets to unsecured debt ratio was 1.40x at June 30, 2026, compared to the minimum of 1.20x required by our outstanding $400.0 million 8.50% senior unsecured notes due in December 2028 and our outstanding $500.0 million 7.875% senior unsecured notes due in July 2030.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at June 30, 2026. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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

Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	June 30, 2026
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities (3)	$8,237,035	$5,462,360	$2,774,675	2026 - 2029
Securitized debt (4)	2,992,050	2,992,050	—	2026 - 2030
Senior unsecured notes	1,875,000	1,875,000	—	2026 - 2030
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Notes payable - real estate owned	270,410	270,410	—	2026 - 2027
Structured Business total	13,528,831	10,754,156	2,774,675

Agency Business
Credit and repurchase facilities (3)(5)	1,750,000	359,623	1,390,377	2026 - 2027
Consolidated total	$15,278,831	$11,113,779	$4,165,052
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Commitment totals excludes available overadvances.
(4)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at June 30, 2026.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
June 30, 2026	$5,399,362	$5,821,983	$5,904,505
March 31, 2026	5,005,616	4,977,857	5,319,936
December 31, 2025	4,917,924	5,161,707	5,556,285
September 30, 2025	4,633,344	4,133,965	5,553,722
June 30, 2025	4,846,239	4,730,120	4,922,270
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At June 30, 2026, we had no off-balance sheet arrangements.
Inflation. During 2025, the Federal Reserve lowered the federal funds rate three times for an aggregate 75-basis point reduction. During the first half of 2026, the Federal Reserve maintained the target range for the federal funds rate at 3.50% to 3.75%. Current market expectations remain uncertain and have shifted during 2026, with the timing and direction of any additional monetary policy actions dependent on inflation, labor market conditions, economic growth and financial market conditions. Although short-term rates have declined from their peaks, the rate environment remains elevated, has remained elevated longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. Additionally, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict involving Iran and related energy market volatility, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the OBBBA. Accordingly, it remains difficult to predict where short- and long-term rates will settle during the remainder of 2026.
This prolonged rate environment has resulted in, and may continue to result in, higher payment delinquencies and defaults, more loan modifications and foreclosures and declines in real estate values in certain asset classes, which have adversely affected, and may continue to adversely affect, our results of operations, financial condition, business prospects, liquidity and ability to make distributions to stockholders. It has also made it more difficult to resolve delinquent loans, contributing to additional foreclosures and REO assets on our balance sheet, all of which could have a further material adverse effect on our business.

For additional details, see “Current Market Conditions, Risks and Recent Trends” above and “Quantitative and Qualitative Disclosures about Market Risk” below.
Contractual Obligations. During the six months ended June 30, 2026, the following significant changes were made to our contractual obligations disclosed in our 2025 Annual Report:

•Unwound CLO 17, repaying $787.0 million of outstanding notes;
•Closed CLO 21 totaling $762.6 million of notes issued, of which $88.6 million of notes were retained by us;
•Modified existing debt facilities resulting in an increase in the committed amount by approximately $590.0 million;
•Entered into a new $300.0 million credit facility;
•Paid down outstanding notes on existing securitizations totaling $182.7 million; and
•Redeemed our 5.00% senior notes totaling $175.0 million at maturity.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at June 30, 2026.
Additionally, in July 2026, we issued $375.0 million of 6.25% Convertible Notes and used the net proceeds to repurchase 2,140,300 shares of our common stock for $11.6 million, repurchase $102.7 million of our common stock pursuant to a prepaid forward transaction and used the remaining proceeds, together with cash on hand, to redeem, in full, our outstanding $270.0 million 4.50% senior unsecured notes that were due in September 2026.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Refer to Note 2 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for a discussion of our critical accounting policies. During the six months ended June 30, 2026, there were no material changes to these policies.
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

We define distributable earnings as net income (loss) attributable to common stockholders computed in accordance with GAAP, adjusted for accounting items such as depreciation and amortization (adjusted for unconsolidated joint ventures), non-cash stock-based compensation expense, income from MSRs, amortization and write-offs of MSRs, gains/losses on derivative instruments primarily associated with Private Label loans not yet sold and securitized, changes in fair value of GSE-related derivatives that temporarily flow through earnings, deferred tax provision (benefit), CECL provisions for credit losses (adjusted for realized losses as described below), gains/losses on the receipt of real estate from the settlement of loans and subsequent impairment losses on real estate owned prior to the sale of the real estate. We also add back one-time charges such as acquisition costs and one-time gains/losses on the early extinguishment of debt and redemption of preferred stock.

We reduce distributable earnings for realized losses in the period we determine that a loan is deemed nonrecoverable in whole or in part. Loans are deemed nonrecoverable upon the earlier of: (1) when the loan receivable is repaid, or in the case of foreclosure, when the underlying asset is sold at which time any impairments and/or cumulative depreciation expense are realized; or (2) when we determine that it is nearly certain that all amounts due will not be collected. The realized loss amount is equal to the difference between the cash received, or expected to be received, and the book value of the asset.
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

Distributable earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income attributable to common stockholders	$(37,342)	$23,952	$(36,713)	$54,389
Adjustments:
Net (loss) income attributable to noncontrolling interest	(3,165)	2,015	(3,112)	4,617
Income from mortgage servicing rights	(12,110)	(10,930)	(21,770)	(19,061)
Deferred tax benefit	(2,211)	(1,603)	(4,791)	(1,741)
Amortization and write-offs of MSRs	21,093	19,825	40,433	40,689
Depreciation and amortization	6,876	6,582	14,692	11,149
Loss on extinguishment of debt	—	—	—	2,319
Provision for credit losses, net	40,532	8,435	19,654	9,192
(Gain) loss on derivative instruments, net	(477)	(674)	821	(5,371)
Loss on real estate	5,388	1,857	17,917	4,667
Stock-based compensation	3,125	2,610	9,029	8,545
Distributable earnings (1)	$21,709	$52,069	$36,160	$109,394

Diluted weighted average shares outstanding - GAAP (2)(3)	190,806,800	209,003,002	192,491,494	207,938,574
Add: Dilutive effect of OP Units and RSUs (1)(3)	16,854,295	—	17,195,663	—
Diluted weighted average shares outstanding - Non-GAAP (1)(2)(3)	207,661,095	209,003,002	209,687,157	207,938,574

Diluted distributable earnings per share (1)(3)	$0.10	$0.25	$0.17	$0.53
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.
(2)The diluted weighted average shares outstanding are adjusted to exclude the potential shares issuable upon conversion and settlement of our convertible senior notes principal balance, which were fully settled in the third quarter of 2025. No adjustment was necessary for the three and six months ended June 30, 2025, as their effect was anti-dilutive and not reflected in the diluted weighted average shares outstanding.
(3)For purposes of calculating diluted distributable earnings per share, diluted weighted average shares outstanding include the effect of potentially dilutive securities to the extent such securities are dilutive to distributable earnings, notwithstanding that such securities are excluded from diluted GAAP earnings per common share for the three and six months ended June 30, 2026 because their effect would be anti-dilutive due to the GAAP net loss incurred during those periods.
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

The following table projects the potential impact on interest ($ in thousands) for a 12-month period, assuming a hypothetical instantaneous increase or decrease of both 50 and 100 basis points in corresponding interest rates.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	100 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$12,107,031	$48,004	$100,505	$(37,794)	$(63,287)
Interest expense from debt obligations	(10,754,156)	44,373	89,080	(42,847)	(84,198)
Impact to net interest income from loans and investments		3,631	11,425	5,053	20,911
Interest income from cash, restricted cash and escrow balances (2)	1,662,504	8,313	16,625	(8,313)	(16,625)
Total impact from hypothetical changes in interest rates		$11,944	$28,050	$(3,260)	$4,286
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at June 30, 2026.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 3.3%, or approximately $55 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of operations. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the 5-year and 10-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the 5-year and 10-year treasury rates on our treasury futures held at June 30, 2026 would have resulted in a gain of $1.0 million and $2.3 million, respectively, in the six months ended June 30, 2026, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a loss of $1.7 million and $3.2 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $12.1 million at June 30, 2026, while a 100 basis point decrease would increase the fair value by $12.7 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2026.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2025 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 5.    Other Information
Share Repurchases. We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At June 30, 2026, there was $85.2 million available for repurchase under this program. The program may be discontinued or modified at any time.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2026	9,262	$7.32	9,262	$105,899
May 1 - 31, 2026	2,841,893	5.96	2,841,893	$88,970
June 1 - 30, 2026	699,536	5.41	699,536	$85,188
	3,550,691	$5.85	3,550,691
________________________
(1)Excludes broker commission fees.

Supplement to U.S. Federal Income Tax Considerations. The following summary of certain U.S. federal income tax considerations supplements the discussion set forth under the heading “U.S. Federal Income Tax Considerations” in the shelf registration statement on Form S-3ASR filed with the Securities and Exchange Commission on May 3, 2024, including the base prospectus dated as of May 3, 2024 (the “Prospectus”), as amended under the heading “Risk Factors” in our Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2025, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in the Prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to our shareholders in light of their personal investment or tax circumstances.
The OBBBA modified certain disclosures under “U.S. Federal Income Tax Considerations” in the Prospectus. Please see below for a brief description of these modifications.

•As described in the Prospectus, stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including capital gain dividends or dividends eligible for the reduced rates applicable to “qualified dividend income”), subject to certain limitations. Although originally scheduled to expire for taxable years beginning on or after January 1, 2026, the legislation made this 20% deduction permanent; and
•The limitation on a REIT’s ownership of TRS securities has been increased from 20% to 25% of the REIT’s total assets, effective for taxable years beginning after December 31, 2025.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2026, filed on July 31, 2026, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: July 31, 2026	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: July 31, 2026	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer