Form 10-Q
period 2026-09-30
ARBOR REALTY TRUST INC
filed 2026-10-30
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer has 184,176,631 shares of common stock outstanding at October 23, 2026.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Cash and cash equivalents	$439,689	$482,875
Restricted cash	250,877	67,347
Loans and investments, net (allowance for credit losses of $210,104 and $145,971)	11,764,328	11,934,248
Loans held-for-sale, net	236,824	409,081
Capitalized mortgage servicing rights, net	315,014	340,842
Securities held-to-maturity, net (allowance for credit losses of $15,834 and $17,013)	156,211	156,087
Investments in equity affiliates	72,060	57,966
Real estate owned, net	491,170	498,938
Goodwill and other intangible assets	85,678	86,553
Other assets	425,157	460,966
Total assets	$14,237,008	$14,494,903

Liabilities and Equity:
Credit and repurchase facilities	$5,176,866	$5,149,651
Securitized debt	3,630,292	3,468,258
Senior unsecured notes	1,589,460	2,029,078
Convertible senior unsecured notes	365,478	—
Junior subordinated notes to subsidiary trust issuing preferred securities	146,112	145,497
Notes payable - real estate owned	254,977	222,965
Due to borrowers	26,328	33,451
Allowance for loss-sharing obligations	124,145	97,579
Other liabilities	281,757	281,271
Total liabilities	11,595,415	11,427,750

Commitments and contingencies (Note 14)

Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized, shares issued and outstanding by period:	633,683	633,683
Special voting preferred shares - 16,165,771 and 16,169,858 shares
6.375% Series D - 9,200,000 shares
6.25% Series E - 5,750,000 shares
6.25% Series F - 11,342,000 shares
Common stock, $0.01 par value: 500,000,000 shares authorized - 186,436,159 and 195,491,855 shares issued and outstanding	1,864	1,955
Additional paid-in capital	2,297,464	2,454,312
Accumulated deficit	(384,340)	(136,597)
Total Arbor Realty Trust, Inc. stockholders' equity	2,548,671	2,953,353
Noncontrolling interest	92,922	113,800
Total equity	2,641,593	3,067,153
Total liabilities and equity	$14,237,008	$14,494,903
Note: Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs,") as we are the primary beneficiary of these VIEs. At September 30, 2026 and December 31, 2025, assets of our consolidated VIEs totaled $4,571,732 and $4,662,021, respectively, and the liabilities of our consolidated VIEs totaled $3,637,855 and $3,477,848, respectively. See Note 15 for discussion of our VIEs.
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$221,921	$223,001	$687,826	$703,997
Interest expense	184,249	184,735	537,212	521,564
Net interest income	37,672	38,266	150,614	182,433
Other revenue:
Gain on sales, including fee-based services, net	10,925	23,340	38,607	49,779
Mortgage servicing rights	11,078	15,538	32,849	34,598
Servicing revenue, net	25,741	29,652	75,360	82,692
Property operating income	7,873	4,189	24,246	14,028
Gain (loss) on derivative instruments, net	279	(2,206)	827	1,413
Other income, net	525	3,650	4,858	12,059
Total other revenue	56,421	74,163	176,747	194,569
Other expenses:
Employee compensation and benefits	42,524	44,169	135,304	131,386
Selling and administrative	15,384	13,698	48,205	44,868
Property operating expenses	11,804	7,296	36,438	17,572
Depreciation and amortization	5,868	5,355	18,901	14,947
Impairment loss on real estate owned	34,050	—	60,200	—
Provision for loss sharing, net	12,625	8,256	30,634	14,258
Provision for credit losses, net	55,506	19,694	99,485	47,773
Total other expenses	177,761	98,468	429,167	270,804
(Loss) income before extinguishment of debt, gain (loss) on real estate, (loss) income from equity affiliates and income taxes	(83,668)	13,961	(101,806)	106,198
Loss on extinguishment of debt	—	—	—	(2,319)
Gain (loss) on real estate	1,574	(555)	(498)	(4,813)
(Loss) income from equity affiliates	(1,494)	46,204	4,810	47,224
Benefit from (provision for) income taxes	1,181	(7,594)	(4,054)	(14,583)
Net (loss) income	(82,407)	52,016	(101,548)	131,707
Preferred stock dividends	10,342	10,342	31,027	31,027
Net (loss) income attributable to noncontrolling interest	(7,395)	3,211	(10,507)	7,828
Net (loss) income attributable to common stockholders	$(85,354)	$38,463	$(122,068)	$92,852

Basic (loss) earnings per common share	$(0.51)	$0.20	$(0.66)	$0.48
Diluted (loss) earnings per common share	$(0.51)	$0.20	$(0.66)	$0.48

Weighted average shares outstanding:
Basic	168,916,898	193,748,462	184,546,941	192,028,656
Diluted	168,916,898	210,517,762	184,546,941	208,807,751

Dividends declared per common share	$0.17	$0.30	$0.64	$1.03
See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
($ in thousands, except shares)

Three Months Ended September 30, 2026
	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – July 1, 2026	42,462,218	$633,683	188,981,757	$1,890	$2,409,539	$(267,177)	$2,777,935	$103,088	$2,881,023
Repurchase - common stock	—	—	(2,583,714)	(26)	(115,167)	—	(115,193)	—	(115,193)
Stock-based compensation, net	—	—	38,116	—	3,092	—	3,092	—	3,092
Distributions - common stock	—	—	—	—	—	(31,806)	(31,806)	—	(31,806)
Distributions - preferred stock	—	—	—	—	—	(10,345)	(10,345)	—	(10,345)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(2,748)	(2,748)
Redemption of OP Units	(4,447)	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(75,012)	(75,012)	(7,395)	(82,407)
Balance – September 30, 2026	42,457,771	$633,683	186,436,159	$1,864	$2,297,464	$(384,340)	$2,548,671	$92,922	$2,641,593

Nine Months Ended September 30, 2026
Balance – January 1, 2026	42,461,858	$633,683	195,491,855	$1,955	$2,454,312	$(136,597)	$2,953,353	$113,800	$3,067,153
Repurchase - common stock	—	—	(10,252,306)	(103)	(166,673)	—	(166,776)	—	(166,776)
Stock-based compensation, net	—	—	1,196,610	12	9,825	—	9,837	—	9,837
Distributions - common stock	—	—	—	—	—	(122,332)	(122,332)	—	(122,332)
Distributions - preferred stock	—	—	—	—	—	(34,370)	(34,370)	—	(34,370)
Distributions - noncontrolling interest	—	—	—	—	—	—	—	(10,348)	(10,348)
Redemption of OP Units	(4,087)	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(91,041)	(91,041)	(10,507)	(101,548)
Balance – September 30, 2026	42,457,771	$633,683	186,436,159	$1,864	$2,297,464	$(384,340)	$2,548,671	$92,922	$2,641,593

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

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net (loss) income	$(101,548)	$131,707
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,901	14,947
Stock-based compensation	12,224	11,284
Amortization and accretion of interest and fees, net	10,315	9,790
Originations of loans held-for-sale	(2,624,259)	(3,451,737)
Proceeds from sales of loans held-for-sale, net of gain on sale	2,792,562	3,564,689
Payoffs and paydowns of loans held-for-sale	103	6,525
Mortgage servicing rights	(32,849)	(34,598)
Amortization of capitalized mortgage servicing rights	54,933	53,344
Write-off of capitalized mortgage servicing rights from payoffs	5,582	6,251
Provision for loss sharing, net	30,634	14,258
Provision for credit losses, net	99,485	47,773
Charge-offs and advances, net of reimbursements	(4,068)	(1,587)
Deferred tax benefit	(6,970)	(3,532)
Income from equity affiliates	(4,810)	(47,224)
Distributions from operations of equity affiliates	10,858	52,215
Loss on extinguishment of debt	—	2,319
Impairment loss on real estate owned	60,200	—
Change in fair value of held-for-sale loans	2,341	(2,824)
Gain on derivative instruments, net	(827)	(1,413)
Loss on real estate	498	4,813
Changes in operating assets and liabilities	28,238	12,326
Net cash provided by operating activities	351,543	389,326

Investing Activities:
Loans and investments funded, originated and purchased, net	(2,024,885)	(2,429,471)
Payoffs and paydowns of loans and investments	2,056,918	1,702,337
Deferred fees	14,432	22,601
Investment in real estate, net	(37,026)	(26,767)
Proceeds from sale of real estate, net	10,096	—
Contributions to equity affiliates	(29,799)	(9,943)
Distributions from equity affiliates	9,658	23,966
Payoffs and paydowns of securities held-to-maturity	—	222
Change in due to borrowers and reserves	—	(10,592)
Net cash used in investing activities	(606)	(727,647)

Financing activities:
Proceeds from credit and repurchase facilities	8,543,569	8,453,609
Payoffs and paydowns of credit and repurchase facilities	(8,487,039)	(7,870,768)
Proceeds from issuance of securitized debt	1,582,558	1,486,329
Payoffs and paydowns of securitized debt	(1,413,969)	(1,932,338)
Proceeds from issuance of senior unsecured notes	—	500,000
Payoffs and paydowns of senior unsecured notes	(445,000)	—
Proceeds from issuance of convertible senior unsecured notes	375,000	—
Payoff of convertible senior unsecured notes	—	(287,500)
Proceeds from notes payable - REO	49,479	201,784
Payoffs and paydowns of notes payable - REO	(47,631)	(103,227)
Proceeds from issuance of common stock	—	70,518
Repurchase of common stock	(166,776)	—
Redemption of operating partnership units	(23)	(1,576)
Payments of withholding taxes on net settlement of vested stock	(2,387)	(3,099)
Distributions to stockholders and noncontrolling interest	(163,718)	(245,856)
Payment of deferred financing costs	(34,656)	(43,390)
Net cash (used in) provided by financing activities	(210,593)	224,486
Net increase (decrease) in cash, cash equivalents and restricted cash	140,344	(113,835)
Cash, cash equivalents and restricted cash at beginning of period	550,222	660,179
Cash, cash equivalents and restricted cash at end of period	$690,566	$546,344

See Notes to Consolidated Financial Statements.
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$482,875	$503,803
Restricted cash at beginning of period	67,347	156,376
Cash, cash equivalents and restricted cash at beginning of period	$550,222	$660,179

Cash and cash equivalents at end of period	$439,689	$423,384
Restricted cash at end of period	250,877	122,960
Cash, cash equivalents and restricted cash at end of period	$690,566	$546,344

Supplemental cash flow information:
Cash used to pay interest	$511,774	$500,342
Cash used to pay taxes	3,161	17,736

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired in settlement of loans and investments, net	182,841	463,754
Settlement of loans and investments, net of real estate	(187,518)	(481,934)
Derecognition of real estate owned	152,802	185,945
Loan funded in conjunction with real estate sold	(140,500)	(194,055)
Distributions accrued on preferred stock	10,342	7,010
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The uncertainty related to broader economic, market and industry conditions, such as the impact of inflation,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the interest rate environment, capital market conditions, property values, geopolitical events and tariff developments, both globally, and to our business, makes any estimate or assumption at September 30, 2026 inherently less certain.
Significant Accounting Policies
See Item 8 – Financial Statements and Supplementary Data in our 2025 Annual Report for a description of our significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2025.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts previously presented separately as due from related party and due to related party are now included within other assets and other liabilities, respectively. As of December 31, 2025, the reclassification increased other assets by $6.5 million and increased other liabilities by $0.5 million. The reclassification had no impact on total assets, total liabilities, stockholders' equity, net income (loss) or cash flows.
Note 3 — Loans and Investments
Our Structured Business loan and investment portfolio consists of ($ in thousands):

	September 30, 2026	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity (2)	Wtd. Avg. First Dollar LTV Ratio (3)	Wtd. Avg. Last Dollar LTV Ratio (4)
Bridge loans (5)	$11,192,336	93%	372	6.43%	14.1	0%	79%
Mezzanine loans	308,395	3%	61	7.97%	42.9	57%	81%
Construction - multifamily	279,494	2%	9	8.94%	22.8	0%	56%
Preferred equity investments	219,493	2%	35	6.91%	39.5	63%	81%
Total UPB	11,999,718	100%	477	6.54%	15.5	3%	78%
Allowance for credit losses	(210,104)
Unearned revenue	(25,286)
Loans and investments, net (6)	$11,764,328

	December 31, 2025
Bridge loans (5)	$11,371,758	94%	524	6.39%	12.9	0%	77%
Mezzanine loans	290,212	2%	65	7.84%	52.3	59%	78%
Construction - multifamily	249,019	2%	9	9.13%	24.6	0%	60%
Preferred equity investments	202,118	2%	34	6.87%	46.0	62%	80%
Total UPB	12,113,107	100%	632	6.49%	14.7	2%	77%
Allowance for credit losses	(145,971)
Unearned revenue	(32,888)
Loans and investments, net (6)	$11,934,248
________________________
(1)“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balance (“UPB”) of each loan in our portfolio, of the interest rate required to be paid as stated in the individual loan agreements. Certain loans and investments that require an accrual rate to be paid at maturity are not included in the weighted average pay rate as shown in the table.
(2)Including extension options, the weighted average remaining months to maturity at September 30, 2026 and December 31, 2025 was 21.0 and 19.9, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5)At September 30, 2026 and December 31, 2025, bridge loans included 162 and 298, respectively, of SFR loans with a total gross loan commitment of $4.48 billion and $4.73 billion, respectively, of which $3.46 billion and $3.18 billion, respectively, was funded.
(6)Excludes exit fee receivables of $42.6 million and $43.0 million at September 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets.
Concentration and Credit Risks
We are subject to concentration risk in that, at September 30, 2026, the UPB related to 33 loans with five different borrowers represented 9% of total assets. At December 31, 2025, the UPB related to 65 loans with five different borrowers represented 9% of total assets. During both the three and nine months ended September 30, 2026 and the year ended December 31, 2025, no single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue. See Note 18 for details on our related party loans and investments.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the loan portfolio’s internal risk ratings and LTV ratios by asset class at September 30, 2026, and charge-offs recorded for the nine months ended September 30, 2026 is as follows ($ in thousands):

	UPB by Origination Year						Total	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Asset Class / Risk Rating	2026	2025	2024	2023	2022	Prior
Multifamily:
Pass	$413,945	$201,311	$51,790	$16,186	$4,334	$134,427	$821,993
Pass/Watch	579,186	1,111,008	254,341	12,573	426,060	649,009	3,032,177
Special Mention	103,969	562,283	193,115	102,070	1,115,226	1,375,143	3,451,806
Substandard	—	—	19,511	—	391,070	278,195	688,776
Doubtful	3,977	1,450	14,160	—	226,314	240,745	486,646
Total Multifamily	$1,101,077	$1,876,052	$532,917	$130,829	$2,163,004	$2,677,519	$8,481,398	4%	83%
Single-Family Rental:	Percentage of portfolio						71%
Pass	$6,058	$54,000	$—	$—	$—	$—	$60,058
Pass/Watch	462,650	819,380	761,051	279,091	55,646	34,216	2,412,034
Special Mention	109,010	188,101	175,574	324,494	174,313	—	971,492
Substandard	—	—	19,886	—	—	—	19,886
Total Single-Family Rental	$577,718	$1,061,481	$956,511	$603,585	$229,959	$34,216	$3,463,470	0%	66%
Office:	Percentage of portfolio						29%
Pass/Watch	$—	$—	$—	$—	$—	$33,410	$33,410
Total Office	$—	$—	$—	$—	$—	$33,410	$33,410	0%	91%
Retail:	Percentage of portfolio						< 1%
Substandard	$—	$—	$—	$—	$—	$16,424	$16,424
Doubtful	—	—	—	—	—	531	531
Total Retail	$—	$—	$—	$—	$—	$16,955	$16,955	0%	100%
Land:	Percentage of portfolio						< 1%
Pass/Watch	$—	$—	$—	$—	$—	$2,785	$2,785
Total Land	$—	$—	$—	$—	$—	$2,785	$2,785	0%	14%
Commercial:	Percentage of portfolio						< 1%
Doubtful	$—	$—	$—	$—	$—	$1,700	$1,700
Total Commercial	$—	$—	$—	$—	$—	$1,700	$1,700	0%	100%
	Percentage of portfolio						< 1%
Grand Total	$1,678,795	$2,937,533	$1,489,428	$734,414	$2,392,963	$2,766,585	$11,999,718	3%	78%

Charge-offs	$—	$—	$4,911	$—	$17,322	$9,356	$31,589

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
Geographic Concentration Risk
At September 30, 2026, underlying properties in Texas and Florida represented 23% and 17%, respectively, and at December 31, 2025, underlying properties in Texas and Florida represented 23% and 17%, respectively, of the outstanding balance of our loan and investment portfolio. No other states represented 10% or more of the total loan and investment portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A summary of the changes in the allowance for credit losses is as follows ($ in thousands):

	Three Months Ended September 30, 2026
	Multifamily	Single-Family Rental	Retail	Commercial	Office	Land	Total
Allowance for credit losses:
Beginning balance	$149,024	$9,535	$2,903	$1,700	$269	$—	$163,431
Provision for credit losses (net of reversals)	46,353	5,341	—	—	979	—	52,673
Charge-offs (1)	(6,000)	—	—	—	—	—	(6,000)
Ending balance	$189,377	$14,876	$2,903	$1,700	$1,248	$—	$210,104

	Three Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$152,320	$7,312	$3,293	$1,700	$463	$78,190	$243,278
Provision for credit losses (net of reversals)	18,674	1,374	—	—	(96)	(321)	19,631
Charge-offs (1)	(16,600)	—	—	—	—	—	(16,600)
Ending balance	$154,394	$8,686	$3,293	$1,700	$367	$77,869	$246,309

	Nine Months Ended September 30, 2026
Allowance for credit losses:
Beginning balance	$131,924	$8,817	$2,903	$1,700	$251	$376	$145,971
Provision for credit losses (net of reversals)	89,042	6,059	—	—	997	(376)	95,722
Charge-offs (1)	(31,589)	—	—	—	—	—	(31,589)
Ending balance	$189,377	$14,876	$2,903	$1,700	$1,248	$—	$210,104

	Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$148,139	$7,524	$3,293	$1,700	$181	$78,130	$238,967
Provision for credit losses (net of reversals)	41,998	1,162	—	—	186	(261)	43,085
Charge-offs (1)	(35,743)	—	—	—	—	—	(35,743)
Ending balance	$154,394	$8,686	$3,293	$1,700	$367	$77,869	$246,309
________________________
(1)Includes specific reserves that were charged-off in connection with the foreclosure of the underlying collateral as real estate owned ("REO") assets at fair value of $6.0 million during both the three and nine months ended September 30, 2026, and $16.6 million and $25.0 million during the three and nine months ended September 30, 2025, respectively.
The provision for credit losses during the three and nine months ended September 30, 2026 was primarily attributable to specifically impaired multifamily loans and a softer macroeconomic outlook of the commercial real estate market. Our estimate of allowance for credit losses on our structured portfolio, including related unfunded loan commitments, was based on a reasonable and supportable forecast period that reflects recent observable data, including price indices for commercial real estate, unemployment rates, and interest rates.
The expected credit losses over the contractual period of our loans also include the obligation to extend credit through our unfunded loan commitments. Estimates of current expected credit losses (“CECL”) for unfunded loan commitments are adjusted quarterly and correspond with the associated outstanding loans. At September 30, 2026 and December 31, 2025, we had outstanding unfunded commitments of $1.44 billion and $1.92 billion, respectively, that we are obligated to fund as borrowers meet certain requirements. The outstanding unfunded commitments are predominantly related to our SFR build-to-rent ("BTR") business.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2026 and December 31, 2025, accrued interest receivable related to our loans totaling $147.0 million and $165.7 million, respectively, was excluded from the estimate of credit losses, is subject to our revenue recognition policy, and is included in other assets on the consolidated balance sheets.
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

	September 30, 2026
Asset Class	UPB (1)	Carrying Value	Allowance for Credit Losses	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio
Multifamily	$488,262	$491,467	$62,887	0%	99%
Retail	16,955	16,911	2,903	0%	100%
Commercial	1,700	1,700	1,700	0%	100%
Total	$506,917	$510,078	$67,490	0%	99%

	December 31, 2025
Multifamily	$366,275	$363,635	$38,487	0%	96%
Retail	16,955	16,855	2,903	0%	97%
Commercial	1,700	1,700	1,700	0%	100%
Total	$384,930	$382,190	$43,090	0%	96%
________________________
(1)Represents the UPB of 22 and 20 impaired loans (less unearned revenue and other holdbacks and adjustments) by asset class at September 30, 2026 and December 31, 2025, respectively.
Non-performing Loans
Loans are generally classified as non-performing once the contractual payments exceed 60 days past due, unless past due payments due to us are in the process of being collected or otherwise reasonably certain to be received in the immediate future. Income from non-performing loans is generally recognized on a cash basis when it is received. Full income recognition will resume when the loan becomes contractually current, and performance has recommenced. At September 30, 2026, 32 loans with an aggregate net carrying value of $599.7 million, net of related loan loss reserves of $41.9 million, were classified as non-performing and, at December 31, 2025, 26 loans with an aggregate net carrying value of $545.0 million, net of related loan loss reserves of $10.2 million, were classified as non-performing.
A summary of our non-performing loans by asset class is as follows ($ in thousands):

	September 30, 2026		December 31, 2025
	UPB	Carrying Value	UPB	Carrying Value
Multifamily	$645,364	$639,280	$566,906	$553,016
Commercial	1,700	1,700	1,700	1,700
Retail	531	531	531	531
Total	$647,595	$641,511	$569,137	$555,247
At September 30, 2026 and December 31, 2025, we had loans with a UPB of $40.9 million and $237.0 million, respectively, and accrued interest of $1.0 million and $6.6 million, respectively, that were greater than 60 days past due and classified as performing loans. All past due payments on these loans have been subsequently collected, except for a loan that was greater than 60 days past due at September 30, 2026 with a UPB of $40.9 million and accrued interest of $1.0 million. We are currently in the process of modifying this loan.
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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance (3 multifamily bridge loans)	$94,920	$48,311
Loans that progressed to greater than 60 days past due	(94,920)	(96,141)
Loans modified or paid off	—	(47,090)
Additional loans classified as non-accrual	95,861	190,781
Ending balance (2 multifamily bridge loans)	$95,861	$95,861

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance (3 and 9 multifamily bridge loans)	$56,912	$167,428
Loans that progressed to greater than 60 days past due	(56,912)	(139,202)
Loans modified or paid off	—	(86,165)
Loans transferred to REO	—	(48,500)
Additional loans classified as non-accrual	183,129	289,568
Ending balance (8 multifamily bridge loans)	$183,129	$183,129
We collected and recorded interest income on non-performing and other non-accrual loans of $0.6 million and $8.6 million during the three and nine months ended September 30, 2026, respectively, and $2.7 million and $12.5 million during the three and nine months ended September 30, 2025, respectively.
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
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended September 30, 2026 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Total (3)(4)(5)
Multifamily	$30,050	$162,092	$192,142
________________________

(1)This loan was modified to a weighted average pay rate and deferred rate of 5.74% and 1.17%, respectively, at September 30, 2026 and the pay rate increases from time-to-time throughout the loan maturity. This loan was also modified to extend the weighted average term by 36.0 months.
(2)These loans were modified to reduce the interest rate to a weighted average rate of 6.17% at September 30, 2026, and to extend the weighted average term by 24.9 months. The interest rate on one of these loans with a UPB of $13.1 million increases from time-to-time throughout the loan maturity.
(3)At September 30, 2026, the total UPB of these loan modifications was $203.7 million and represented 2% of our Structured portfolio.
(4)At September 30, 2026, modified loans with a UPB of $32.6 million have specific reserves totaling $3.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5)Includes loans with a total UPB of $151.7 million, which were previously modified in prior years. Using the SOFR rate at September 30, 2026, such loans were modified from a weighted average pay rate and deferred rate of 5.49% and 2.74%, respectively, to a weighted average pay rate and deferred rate of 5.64% and 0.55%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 ($ in thousands):

Asset Class	Payment Deferrals With/Without Term Extensions (1)	Rate Reductions With/Without Term Extensions (2)	Other (3)	Total (4)(5)(6)
Multifamily	$210,036	$619,410	$228,420	$1,057,866
________________________
(1)These loans were modified to a weighted average pay rate and deferred rate of 4.96% and 2.67%, respectively, at September 30, 2026 and to extend the weighted average term by 25.3 months. These modifications also include loans with a total UPB of $108.4 million in which the pay rate increases from time-to-time throughout the loans' maturities.
(2)These loans were modified to reduce the interest rate to a weighted average pay rate and deferred rate of 5.85% and 0.34%, respectively, and to extend the weighted average term by 28.1 months.
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
(4)At September 30, 2026, the total UPB of these loan modifications was $1.07 billion and represented 9% of our Structured portfolio.
(5)At September 30, 2026, modified loans with a UPB of $105.8 million have specific reserves totaling $11.1 million.
(6)Includes loans with a total UPB of $572.9 million, which were previously modified in prior years. Using the SOFR rate at September 30, 2026, these loans were modified from a weighted average pay rate and deferred rate of 5.77% and 2.21%, respectively, to a weighted average pay rate and deferred rate of 5.29% and 1.54%, respectively.
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the three months ended September 30, 2025 ($ in thousands):

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
(3)At September 30, 2025, the total UPB of these loan modifications was $804.6 million and represented 7% of our Structured portfolio.
(4)At September 30, 2025, modified loans with a UPB of $32.2 million have specific reserves totaling $3.6 million.
(5)Includes loans with a total UPB of $473.2 million, which were previously modified in prior years. Using the SOFR rate at September 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 5.86% and 1.56%, respectively, to a weighted average pay rate and deferred rate of 4.19% and 3.23%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table represents the UPB of loan modifications, as of the modification date, made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 ($ in thousands):

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
(4)At September 30, 2025, the total UPB of these loan modifications was $1.91 billion and represented 17% of our Structured portfolio.
(5)At September 30, 2025, modified loans with a UPB of $143.3 million have specific reserves totaling $12.0 million.
(6)Includes loans with a total UPB of $993.3 million, which were previously modified in prior years. Using the SOFR rate at September 30, 2025, these loans were modified from a weighted average pay rate and deferred rate of 6.22% and 1.38%, respectively, to a weighted average pay rate and deferred rate of 4.36% and 3.16%, respectively.
During the nine months ended September 30, 2026, we recorded $0.6 million of deferred interest on the loans that we modified during 2026 and during the three and nine months ended September 30, 2026, we recorded $2.1 million and $11.4 million, respectively, for loans previously modified. During the three and nine months ended September 30, 2025, we recorded $1.4 million and $7.1 million, respectively, of deferred interest on the loans that we modified during 2025 and $7.7 million and $30.9 million, respectively, for loans previously modified. During both the three and nine months ended September 30, 2026, we reversed through interest income $4.0 million of interest receivable that was previously accrued on modified loans that we deemed the collection of interest to be doubtful. During the three and nine months ended September 30, 2025, we reversed through interest income $17.6 million and $25.2 million, respectively, of interest receivable that was previously accrued on modified loans that we deemed the collection of interest to be doubtful.
At September 30, 2026 and December 31, 2025, we have recorded deferred interest totaling $55.6 million and $68.3 million, respectively, on all modified loans to borrowers experiencing financial difficulty, which is included in other assets on the consolidated balance sheets.
At September 30, 2026 and December 31, 2025, we had future funding commitments on modified loans with borrowers experiencing financial difficulty of $4.8 million and $17.4 million, respectively, which are generally subject to performance covenants that must be met by the borrower to receive funding.
All loan modifications completed in the past 12 months were performing pursuant to their contractual terms at September 30, 2026, except for nine loans with a total UPB of $383.1 million. Since these loans are not performing pursuant to their modified terms, these loans are classified as non-accruing loans. Two of these loans with a UPB of $82.6 million have specific loan loss reserves totaling $5.1 million. The remaining loan has no specific reserve as the estimated fair value of the property exceeded its carrying value at September 30, 2026.
There were no other material loan modifications, refinancings and/or extensions during the three and nine months ended September 30, 2026 and 2025 for borrowers experiencing financial difficulty.
Interest Reserves

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve as required by the loan documents to cover debt service costs. At September 30, 2026 and December 31, 2025, we had total interest reserves of $197.7 million and $259.7 million, respectively, on 321 loans and 444 loans, respectively, with a total UPB of $8.25 billion and $8.68 billion, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4 — Loans Held-for-Sale, Net
Our GSE loans held-for-sale are typically sold within 60 days of loan origination, while our non-GSE loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. Loans held-for-sale, net consists of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Fannie Mae	$130,198	$303,196
Private Label	77,696	77,798
FHA	29,309	22,390
SFR - Fixed Rate	2,777	2,777
Freddie Mac	—	2,225
	239,980	408,386
Fair value of future MSR	3,793	5,921
Unrealized impairment (loss) recovery	(927)	1,414
Unearned discount	(6,022)	(6,640)
Loans held-for-sale, net	$236,824	$409,081
During the three and nine months ended September 30, 2026, we sold $978.2 million and $2.79 billion, respectively, of loans held-for-sale. During the three and nine months ended September 30, 2025, we sold $2.03 billion and $3.56 billion, respectively, of loans held-for-sale.
At September 30, 2026 and December 31, 2025, there were no loans held-for-sale that were 90 days or more past due, and there were no loans held-for-sale that were placed on a non-accrual status.
Note 5 — Capitalized Mortgage Servicing Rights
Our capitalized mortgage servicing rights (“MSRs”) reflect commercial real estate MSRs derived primarily from loans sold in our Agency Business or acquired MSRs. The discount rates used to determine the present value of all our MSRs throughout the periods presented were between 8% - 14% (representing a weighted average discount rate of 12%) based on our best estimate of market discount rates. The weighted average estimated life remaining of our MSRs was 5.6 years and 6.1 years at September 30, 2026 and December 31, 2025, respectively.
A summary of our capitalized MSR activity is as follows ($ in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Originated	Acquired	Total	Originated	Acquired	Total
Beginning balance	$321,892	$1,995	$323,887	$338,174	$2,668	$340,842
Additions	11,209	—	11,209	34,687	—	34,687
Amortization	(18,139)	(253)	(18,392)	(54,047)	(886)	(54,933)
Write-downs and payoffs	(1,667)	(23)	(1,690)	(5,519)	(63)	(5,582)
Ending balance	$313,295	$1,719	$315,014	$313,295	$1,719	$315,014

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Beginning balance	$344,630	$3,696	$348,326	$363,861	$4,817	$368,678
Additions	15,493	—	15,493	35,830	—	35,830
Amortization	(17,369)	(450)	(17,819)	(51,828)	(1,516)	(53,344)
Write-downs and payoffs	(1,067)	(20)	(1,087)	(6,176)	(75)	(6,251)
Ending balance	$341,687	$3,226	$344,913	$341,687	$3,226	$344,913
We collected prepayment fees totaling $1.1 million and $2.8 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $2.4 million during the three and nine months ended September 30, 2025, respectively, which are included as a component of servicing revenue, net on the consolidated statements of operations. At September 30, 2026 and December 31, 2025, no MSRs were considered impaired.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The expected amortization of capitalized MSRs recorded at September 30, 2026 is as follows ($ in thousands):

Year	Amortization
2026 (three months ending 12/31/2026)	$18,506
2027	71,463
2028	64,812
2029	56,016
2030	42,041
Thereafter	62,176
Total	$315,014
Based on scheduled maturities, actual amortization may vary from these estimates.
Note 6 — Mortgage Servicing
Product and geographic concentrations that impact our servicing revenue are as follows ($ in thousands):

September 30, 2026
Product Concentrations			Geographic Concentrations
Product	UPB (1)	% of Total	State	UPB % of Total
Fannie Mae	$24,545,520	66%	New York	14%
Freddie Mac	7,664,059	21%	Texas	10%
Private Label	2,461,505	7%	North Carolina	8%
FHA	1,641,273	4%	California	7%
SFR - Fixed Rate	255,087	1%	Florida	7%
Bridge (2)	235,888	1%	New Jersey	6%
Total	$36,803,332	100%	Georgia	5%
			Other (3)	43%
			Total	100%

December 31, 2025
Fannie Mae	$24,085,960	66%	New York	13%
Freddie Mac	7,455,088	21%	Texas	10%
Private Label	2,558,048	7%	North Carolina	8%
FHA	1,549,483	4%	California	7%
Bridge (2)	277,738	1%	Florida	7%
SFR - Fixed Rate	277,490	1%	Georgia	5%
Total	$36,203,807	100%	New Jersey	5%
			Illinois	4%
			Other (3)	41%
			Total	100%
________________________
(1)Excludes loans for which we are not collecting a servicing fee.
(2)Represents bridge loans sold by our Structured Business that we are servicing.
(3)No other individual state represented 4% or more of the total.
At September 30, 2026 and December 31, 2025, our weighted average servicing fee was 34.7 basis points and 35.6 basis points, respectively. At September 30, 2026 and December 31, 2025, we held total escrow balances (including unfunded collateralized loan obligation ("CLO") hold backs) of approximately $1.30 billion and $1.35 billion, respectively, of which approximately $1.29 billion and $1.34 billion, respectively, is not included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income on the total escrow

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of operations as noted in the following table.
The components of servicing revenue, net are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing fees	$33,648	$33,188	$101,191	$98,618
Interest earned on escrows	11,093	14,865	31,897	41,267
Prepayment fees	1,082	505	2,787	2,402
Write-offs and payoffs of MSRs	(1,690)	(1,087)	(5,582)	(6,251)
Amortization of MSRs	(18,392)	(17,819)	(54,933)	(53,344)
Servicing revenue, net	$25,741	$29,652	$75,360	$82,692
Note 7 — Securities Held-to-Maturity
Agency Private Label Certificates (“APL certificates”). In connection with our Private Label securitizations, we retain the most subordinate class of the APL certificates in satisfaction of credit risk retention requirements. At September 30, 2026, we held APL certificates with an initial face value of $192.8 million, which were purchased at a discount for $119.0 million. These certificates are collateralized by 5-year to 10-year fixed rate first mortgage loans on multifamily properties, bear interest at an initial weighted average variable rate of 3.94% and have an estimated weighted average remaining maturity of 4.6 years. The weighted average effective interest rate was 8.84% at both September 30, 2026 and December 31, 2025, including the accretion of a portion of the discount deemed collectible. Approximately $101.9 million is estimated to mature in one to five years and $90.9 million is estimated to mature in five to ten years.
Agency B Piece Bonds. At September 30, 2026, we held 49%, or $106.2 million initial face value, of seven Freddie Mac SBL program B Piece bonds, which were previously purchased at a discount for $74.7 million, and sold the remaining 51% to a third party. These securities are collateralized by a pool of multifamily mortgage loans, had an initial weighted average variable rate of 3.74% and have an estimated weighted average remaining maturity of 11.4 years. The weighted average effective interest rate was 2.96% and 2.00% at September 30, 2026 and December 31, 2025, respectively, including the accretion of a portion of the discount deemed collectible. Approximately $30.9 million is estimated to mature after ten years.
A summary of our securities held-to-maturity is as follows ($ in thousands):

	Face Value	Net Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Allowance for Credit Losses
September 30, 2026
APL certificates	$192,791	$145,296	$(19,123)	$126,173	$1,789
B Piece bonds	30,936	10,915	11,158	22,073	14,045
Total	$223,727	$156,211	$(7,965)	$148,246	$15,834
December 31, 2025
APL certificates	$192,791	$140,682	$(15,143)	$125,539	$1,664
B Piece bonds	36,730	15,405	9,203	24,608	15,349
Total	$229,521	$156,087	$(5,940)	$150,147	$17,013

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the changes in the allowance for credit losses for our securities held-to-maturity is as follows ($ in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	APL Certificates	B Piece Bonds	Total	APL Certificates	B Piece Bonds	Total
Beginning balance	$1,676	$12,667	$14,343	$1,664	$15,349	$17,013
Provision for credit loss expense/(reversal)	113	2,411	2,524	125	4,526	4,651
Charge-offs	—	(1,033)	(1,033)	—	(5,830)	(5,830)
Ending balance	$1,789	$14,045	$15,834	$1,789	$14,045	$15,834

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Beginning balance	$2,107	$11,552	$13,659	$1,658	$9,188	$10,846
Provision for credit loss expense/(reversal)	(392)	2,616	2,224	57	4,980	5,037
Ending balance	$1,715	$14,168	$15,883	$1,715	$14,168	$15,883
The allowance for credit losses on our held-to-maturity securities consists of (1) a general reserve estimated on a collective basis by major security type and was based on a reasonable and supportable forecast period and a historical loss reversion for similar securities, and (2) a specific reserve for underlying loans that are probable of loss. At September 30, 2026, securities held-to-maturity with a carrying value of $10.5 million (before specific allowances of $8.2 million) were on non-accrual status. We continue to accrue interest on all other securities that remain current.
We recorded interest income (including the amortization of discount) related to these investments of $3.7 million and $11.3 million during the three and nine months ended September 30, 2026, respectively, and $3.6 million and $10.7 million during the three and nine months ended September 30, 2025, respectively.
Note 8 — Investments in Equity Affiliates
We account for all investments in equity affiliates under the equity method. A summary of these investments is as follows ($ in thousands):

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at September 30, 2026
Equity Affiliates	September 30, 2026	December 31, 2025
Fifth Wall Ventures	$18,762	$17,260	$—
AWC Real Estate Opportunity Partners I LP	16,862	17,134	108,450
Biscayne Shores	15,341	—	—
AMAC Holdings III LLC	10,603	12,714	33,410
ARSR DPREF I LLC	6,038	5,745	—
Lightstone Value Plus REIT L.P.	1,895	1,895	—
Clarus Berkley	892	1,500	67,900
The Park at Via Terrossa	541	578	21,845
Docsumo Pte. Ltd.	436	450	—
JT Prime	425	425	—
The Cypress at Wesley Park	265	265	14,964
Lexford Portfolio	—	—	—
East River Portfolio	—	—	—
Total	$72,060	$57,966	$246,569
Fifth Wall Ventures ("Fifth Wall"). During the three and nine months ended September 30, 2026, we recorded a loss of $2.6 million and $3.3 million, respectively, and made contributions of $1.5 million and $4.8 million, respectively. During the three and nine months ended September 30, 2025, we recorded a loss of $0.1 million and income of $0.7 million, respectively, and made contributions of $0.7 million and $2.6 million, respectively. During the nine months ended September 30, 2025, we received distributions of $1.4 million, which were classified as returns of capital.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AWC Real Estate Opportunity Partners I LP ("AWC"). During the three and nine months ended September 30, 2026, we recorded income of $0.5 million and a loss of $0.3 million, respectively, and during the three and nine months ended September 30, 2025, we recorded a loss of $0.6 million and $0.8 million, respectively, related to this investment. During the three and nine months ended September 30, 2025, we made contributions of $2.4 million and $6.1 million, respectively. During the nine months ended September 30, 2025, we received distributions of $1.0 million, which were classified as returns of capital. Certain investments made by AWC are in qualified properties that have outstanding bridge loans originated by us and a Fannie Mae DUS loan we continue to service. Interest income recorded from the bridge loans was $1.8 million and $5.4 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $6.4 million for the three and nine months ended September 30, 2025, respectively.
Biscayne Shores. In the second quarter of 2026, we contributed $25.0 million for a 25.6% interest in a multifamily property. During the three and nine months ended September 30, 2026, we received distributions totaling $9.0 million and $9.7 million, respectively, which were classified as returns of capital. Operating results from this investment were de minimis for all periods presented.
AMAC Holdings III LLC (“AMAC III”). During the three and nine months ended September 30, 2026, we recorded a loss of $1.0 million and $2.1 million, respectively. During the three and nine months ended September 30, 2025, we recorded a loss of $0.8 million and $2.6 million, respectively, and made contributions of $0.9 million for the nine months ended September 30, 2025.
Lexford Portfolio. During the three and nine months ended September 30, 2026, we received distributions from this investment and recognized income of $1.6 million and $10.4 million, respectively. During the three and nine months ended September 30, 2025, we received distributions from this investment of $51.0 million and $54.4 million, respectively, and recognized income of $48.0 million and $51.4 million, respectively, net of $3.0 million in transaction related expenses.
Arbor Residential Investor LLC. During the nine months ended September 30, 2025, we recorded a loss of $1.7 million. During the three and nine months ended September 30, 2025, we received distributions of $16.4 million and $22.5 million, respectively, which were classified as returns of capital. We completed the sale of our interest in this investment in July 2025.
See Note 18 for details of certain investments described above.
Note 9 — Real Estate Owned
A summary of our REO assets is as follows ($ in thousands):

	September 30, 2026				December 31, 2025
	Multifamily	Office	Land	Total	Multifamily	Office	Land	Total
Land	$105,503	$13,599	$7,947	$127,049	$109,788	$13,599	$7,947	$131,334
Building and intangible assets	403,408	60,082	—	463,490	363,281	48,882	—	412,163
Less: Impairment loss	(64,100)	(2,500)	—	(66,600)	(20,500)	(2,500)	—	(23,000)
Less: Accumulated depreciation and amortization	(29,204)	(3,565)	—	(32,769)	(18,015)	(3,544)	—	(21,559)
Real estate owned, net	$415,607	$67,616	$7,947	$491,170	$434,554	$56,437	$7,947	$498,938
Number of foreclosed loans	17	2	2	21	15	2	2	19
Number of properties	28	2	2	32	31	2	2	35
During the three and nine months ended September 30, 2026, we foreclosed on one and six multifamily bridge loans, respectively, each of which was collateralized by one property, and received ownership of the underlying collateral as REO assets. The loans foreclosed during the three and nine months ended September 30, 2026 had an aggregate net carrying value of $13.0 million and $115.8 million, respectively, net of CECL reserves of $3.5 million. Upon foreclosure, we recorded charge-offs against the allowance for credit losses of $6.0 million during second quarter of 2026, which included $2.5 million of additional provision for credit losses recognized upon foreclosure. There were no reversals of previously recorded allowance for credit losses upon foreclosure during either period.
During the three and nine months ended September 30, 2026, we sold five and nine, respectively, existing multifamily REO properties for $40.2 million and $85.5 million, respectively, and repaid mortgage notes outstanding of $14.0 million and $38.5 million, respectively. During the three and nine months ended September 30, 2026, we recognized a gain of $1.6 million, and losses of $0.8 million, respectively, relating to these dispositions, excluding the loss associated with the significant financing component discussed below. Additionally, we provided new bridge loan financing to three and six of the buyers, respectively, totaling $32.7 million and $74.1 million, respectively. The bridge loans bear interest at floating rates generally equal to the greater of stated floors ranging from 5.00% to 6.74%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
and SOFR plus spreads ranging from 1.50% to 3.00%, with two loans increasing in year two to the greater of stated floors ranging from 5.50% to 6.17% and SOFR plus a spread of 2.50% on both loans. One of the new financings provided was deemed to have a significant financing component and, as a result, during the nine months ended September 30, 2026, we recorded a loss and corresponding liability of $0.1 million as an adjustment to the purchase price, which will be accreted into interest income over the life of the loan. The gains and losses on these transactions were recorded through gain (loss) on real estate on the consolidated statements of operations.
The newly originated loans described above represent loan-to-capitalization ratios ranging from 72%-88%, reflecting additional equity contributed by the new borrowers to fund the agreed upon purchase price, closing costs, capital expenditures and other reserve requirements.
During the three and nine months ended September 30, 2026, we determined that certain of our REO assets exhibited indicators of impairment based on expected disposition strategies, our evaluation of current market conditions and other property-specific assumptions, including expected disposition proceeds, recent market bids or broker opinions of value, projected property-level operating performance, occupancy and net operating income expectations. Based on our impairment analysis performed, we recorded an impairment loss of $34.1 million and $60.2 million, related to six and ten properties, for the three and nine months ended September 30, 2026, respectively, which represents the extent to which the carrying value of the properties exceeded their estimated fair value less costs to sell. The fair value measurements for these impaired REO assets were determined on a nonrecurring basis and were classified as Level 3 within the fair value hierarchy, including, as applicable, expected sales proceeds, broker opinions of value, appraisals, capitalization rates, projected property-level cash flows and estimated selling costs.
At September 30, 2026 and December 31, 2025, we had notes payable totaling $255.0 million and $223.0 million, respectively, which are collateralized by our REO assets. Interest rates on the notes range from SOFR plus 2.18% to SOFR plus 3.25%, with maturities spanning from December 2026 to September 2027.
At September 30, 2026 and December 31, 2025, our multifamily REO properties had a weighted average occupancy rate of approximately 42% and 45%, respectively, excluding three and two properties, respectively, that were vacant due to renovations. At September 30, 2026 and December 31, 2025, both our office buildings were vacant.
We recorded depreciation expense related to the REO assets of $5.4 million and $16.6 million for the three and nine months ended September 30, 2026, respectively, and $4.3 million and $11.8 million for the three and nine months ended September 30, 2025, respectively.
Loan Resolutions
The following loan resolutions relate to properties acquired through foreclosure and subsequently sold during the same reporting period. As these properties were foreclosed and sold during the same quarterly period, they are not included in the real estate owned balances presented above.
During the nine months ended September 30, 2026, we exercised our right to foreclose on three properties in Texas that were the underlying collateral for bridge loans with an aggregate UPB of $67.0 million and an aggregate net carrying value of $66.1 million, including two non-performing loans with an aggregate UPB of $46.1 million. The loans had a weighted average pay rate of SOFR plus 3.44% and a weighted average deferred rate of 0.36%. We recognized aggregate gains of $0.5 million through gain (loss) on real estate and recorded a $1.8 million loss through the provision for credit losses, which was charged-off. We sold the properties during the nine months ended September 30, 2026 for aggregate proceeds of $67.5 million to new borrowers and provided new bridge loans totaling $66.4 million with a weighted average interest rate of SOFR plus 2.50%. Two of the newly originated loans are subject to a weighted average interest rate floor of 6.14%.
The newly originated loans described above represent loan-to-capitalization ratios ranging from 81%-88%, reflecting additional equity contributed by the new borrowers to fund the agreed upon purchase price, closing costs, capital expenditures and other reserve requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Debt Obligations
Credit and Repurchase Facilities
Borrowings under our credit and repurchase facilities are as follows ($ in thousands):

			September 30, 2026			December 31, 2025
	Current Maturity	Extended Maturity	Debt Carrying Value (1)	Collateral Carrying Value	Wtd. Avg. Note Rate (2)	Debt Carrying Value (1)	Collateral Carrying Value
Structured Business
$1.66B repurchase facility (10)	(6)	N/A	$1,318,927	$1,810,632	6.06%	$1,149,944	$1,555,403
$1.55B joint repurchase facility (3)(10)	Jul. 2027	Jul. 2028	1,641,363	2,408,709	6.53%	882,635	1,468,161
$1.00B repurchase facility	(5)	N/A	668,551	936,606	6.70%	879,499	1,207,513
$850M repurchase facility (3)	Dec. 2026	Dec. 2027	304,317	554,162	6.68%	443,880	725,309
$650M repurchase facility (3)(7)	Jan. 2027	N/A	176,374	207,556	6.20%	462,694	549,069
$400M credit facility	Mar. 2027	N/A	36,767	70,155	7.26%	66,479	125,099
$400M repurchase facility	Jan. 2027	Jan. 2028	168,017	243,237	6.59%	291,342	383,195
$350M repurchase facility (7)	Mar. 2027	N/A	127,417	172,799	5.66%	127,199	238,422
$300M credit facility	Mar. 2029	Mar. 2030	107,853	131,061	7.01%	—	—
$250M repurchase facility	Sept. 2027	Sept. 2028	76,366	112,504	6.95%	73,052	113,121
$250M repurchase facility (7)	Oct. 2028	Oct. 2029	17,195	24,950	5.49%	98,186	126,340
$250M repurchase facility	Oct. 2027	N/A	114,549	152,753	6.50%	78,963	102,758
$200M credit facility	Mar. 2027	Mar. 2028	100,754	136,379	6.55%	41,114	59,147
$40M credit facility (7)	Oct. 2029	N/A	15,575	24,610	6.35%	15,532	24,610
$35M working capital facility (7)	Oct. 2027	N/A	35,000	—	6.91%	35,000	—
Repurchase facility - securities (3)(4)	N/A	N/A	45,022	—	5.33%	50,280	—
Loan specific credit facility (9)	N/A	N/A	—	—	—	63,456	87,000
Structured Business total (8)			$4,954,047	$6,986,113	6.41%	$4,759,255	$6,765,147

Agency Business
$750M ASAP agreement	N/A	N/A	$77,744	$78,970	5.13%	$91,965	$92,733
$500M repurchase facility	Nov. 2026	N/A	15,137	15,420	5.41%	89,427	89,573
$200M credit facility (7)	Mar. 2027	N/A	47,938	48,018	5.32%	101,802	102,409
$200M credit facility (7)	Jun. 2027	N/A	16,940	17,100	5.17%	42,887	43,096
$100M joint repurchase facility (3)(10)	Jul. 2027	Jul. 2028	65,060	77,696	6.41%	64,315	77,798
Agency Business total			$222,819	$237,204	5.57%	$390,396	$405,609
Consolidated total			$5,176,866	$7,223,317	6.37%	$5,149,651	$7,170,756
________________________
(1)At September 30, 2026 and December 31, 2025, debt carrying value for the Structured Business was net of unamortized deferred financing fees of $10.8 million and $11.7 million, respectively, and for the Agency Business was net of unamortized deferred financing fees of $0.4 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively.
(2)At September 30, 2026 and December 31, 2025, all credit and repurchase facilities are variable rate loans.
(3)These facilities are subject to margin call provisions associated with changes in interest spreads.
(4)At September 30, 2026, this facility was collateralized by investment grade notes we retained from our BTR CLO 1 and CLO 22 securitizations with a principal balance of $41.0 million and $17.5 million, respectively. At December 31, 2025, this facility was collateralized by the investment grade notes we retained from our BTR CLO 1 securitization and certificates retained by us from our Freddie Mac Q Series securitization (“Q Series securitization”) with a principal balance of $26.5 million.
(5)The commitment amount under this facility expires six months after the lender provides written notice. We then have an additional six months to repurchase the underlying loans.
(6)This facility matures at the latest maturity date of all purchased assets, which is currently October 2029.
(7)These facilities were extended in 2026.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8)These amounts exclude outstanding notes payable on our REO assets with a debt carrying value of $255.0 million and $223.0 million at September 30, 2026 and December 31, 2025, respectively.
(9)This facility matured on July 31, 2026 and was not renewed.
(10)The $1.65 billion joint repurchase facility is shared between the Structured Business and the Agency Business. The joint repurchase facility and $1.66 billion repurchase facility have a shared aggregate total overadvance available of $250.0 million that has an interest rate of SOFR plus 6.85%, which amortizes quarterly through July 2027.
Structured Business
At September 30, 2026 and December 31, 2025, the weighted average interest rate for the credit and repurchase facilities of our Structured Business, including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, was 6.65% and 6.40%, respectively. The leverage on our loan and investment portfolio financed through our credit and repurchase facilities, excluding the securities repurchase facility and the working capital facility, was 70% and 69% at September 30, 2026 and December 31, 2025, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Borrowings and the corresponding collateral under our securitized debt transactions are as follows ($ in thousands):

	Debt			Collateral (3)
				Loans		Cash
September 30, 2026	Face Value	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value	Restricted Cash (4)
CLO 22	$712,593	$706,537	5.69%	$798,025	$795,635	$23,380
CLO 21	673,990	668,844	5.72%	672,352	669,229	87,613
CLO 20	933,187	926,556	5.73%	956,209	953,561	90,318
BTR CLO 1	587,554	581,304	6.46%	746,378	745,086	1,618
CLO 18 (5)	747,051	747,051	6.22%	1,141,177	1,141,110	—
Total securitized debt	$3,654,375	$3,630,292	5.94%	$4,314,141	$4,304,621	$202,929

December 31, 2025
CLO 20	$933,187	$924,504	5.50%	$1,045,664	$1,040,984	$—
BTR CLO 1	525,304	517,395	6.29%	685,746	683,807	—
CLO 18 (5)	971,595	970,979	6.01%	1,339,523	1,338,395	21,469
CLO 17 (5)	1,055,700	1,055,380	5.66%	1,443,820	1,443,845	—
Total CLOs	3,485,786	3,468,258	5.81%	4,514,753	4,507,031	21,469
Q Series securitization	—	—	—	50,600	50,600	—
Total securitized debt	$3,485,786	$3,468,258	5.81%	$4,565,353	$4,557,631	$21,469
________________________
(1)Debt carrying value is net of $24.1 million and $17.5 million of deferred financing fees at September 30, 2026 and December 31, 2025, respectively.
(2)At September 30, 2026 and December 31, 2025, the aggregate weighted average note rate for our CLOs, including certain fees and costs, was 6.20% and 6.07%, respectively.
(3)At September 30, 2026 and December 31, 2025, 21 and 39 loans, respectively, with a total UPB of $773.9 million and $1.69 billion, respectively, were deemed a "credit risk" as defined by the CLO indentures. A credit risk asset is generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of becoming a defaulted asset.
(4)Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses totaling $10.0 million and $10.1 million at September 30, 2026 and December 31, 2025, respectively.
(5)The replenishment period for CLO 17 and CLO 18 ended in June 2024 and August 2024, respectively.

CLO 22. In August 2026, we completed CLO 22, through a wholly owned subsidiary, issuing nine tranches of CLO notes totaling $825.0 million. Of the total CLO notes issued, $730.1 million consisted of investment grade notes issued and we retained subordinate interests in the issuing vehicle of $112.4 million, including $17.5 million of the investment grade notes. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $768.3 million, with the real estate related assets primarily comprised of first-lien mortgage bridge loans contributed from our existing loan portfolio. The CLO has a replacement period of approximately two years and six months that allows the principal proceeds from repayments of the portfolio assets to be reinvested in qualifying replacement assets, subject to certain conditions outlined in the indenture. Thereafter, the outstanding debt will decrease as loans are repaid. The proceeds of the issuance also included $56.7 million of capacity to acquire additional loans for a period of up to 180 days from the closing date, resulting in the issuer owning loan obligations with a face value of $825.0 million, representing leverage of 86%. The notes sold to third parties had an initial weighted average interest rate of 1.70% plus term SOFR, with interest payable monthly.
CLO 17. In May 2026, we unwound CLO 17, redeeming the remaining outstanding notes totaling $787.0 million, which were repaid from the availability in our credit and repurchase facilities.
CLO 21. In March 2026, we completed CLO 21, through a wholly owned subsidiary, issuing nine tranches of CLO notes totaling $762.6 million. Of the total CLO notes issued, $674.0 million consisted of investment grade notes issued to third-party investors. The remaining $88.6 million were below investment grade notes that were retained by us. As of the CLO closing date, the notes were secured by a portfolio of real estate related assets and cash with a face value of $662.6 million, with the real estate related assets primarily comprised of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
first-lien mortgage bridge loans contributed from our existing loan portfolio. The CLO has a replacement period of approximately two years and six months, during which principal payments and sale proceeds from the underlying loans may be reinvested into qualifying replacement loan obligations, subject to conditions outlined in the indenture. Thereafter, the outstanding debt balance will decrease as loans are repaid. The proceeds of the issuance also included $100.0 million for the purpose of acquiring additional loan obligations within 180 days from the CLO closing date, which we subsequently utilized, resulting in the issuer owning loan obligations with a face value of $762.6 million, representing leverage of 88%. The notes sold to third parties had an initial weighted average interest rate of 1.73% plus term SOFR, with interest payable monthly.
Securitization Paydowns. During the three and nine months ended September 30, 2026, outstanding notes totaling $50.3 million and $224.5 million, respectively, on our existing CLOs have been paid down.
Senior Unsecured Notes
A summary of our senior unsecured notes is as follows ($ in thousands):

			September 30, 2026			December 31, 2025
Senior Unsecured Notes	Issuance Date	Maturity	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)	UPB	Carrying Value (1)	Wtd. Avg. Rate (2)
8.50% Notes (3)	Dec. 2025	Dec. 2028	$400,000	$395,714	8.50%	$400,000	$394,340	8.50%
7.875% Notes (4)	Jul. 2025	Jul. 2030	500,000	491,124	7.88%	500,000	489,397	7.88%
9.00% Notes (3)	Oct. 2024	Oct. 2027	100,000	99,369	9.00%	100,000	98,934	9.00%
8.50% Notes (3)	Oct. 2022	Oct. 2027	150,000	149,433	8.50%	150,000	149,041	8.50%
5.00% Notes (3)	Dec. 2021	Dec. 2028	180,000	179,044	5.00%	180,000	178,725	5.00%
4.50% Notes (3)	Mar. 2020	Mar. 2027	275,000	274,776	4.50%	275,000	274,412	4.50%
5.00% Notes (5)	Apr. 2021	Apr. 2026	—	—	—	175,000	174,790	5.00%
4.50% Notes (6)	Aug. 2021	Sept. 2026	—	—	—	270,000	269,439	4.50%
			$1,605,000	$1,589,460	7.26%	$2,050,000	$2,029,078	6.70%
________________________
(1)At September 30, 2026 and December 31, 2025, the carrying value is net of deferred financing fees of $15.5 million and $20.9 million, respectively.
(2)At September 30, 2026 and December 31, 2025, the aggregate weighted average note rate, including certain fees and costs, was 7.65% and 7.06%, respectively.
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
(5)In April 2026, we redeemed our 5.00% senior notes at maturity.
(6)In July 2026, we redeemed our 4.50% senior notes. See "Convertible Senior Unsecured Notes" below.
Convertible Senior Unsecured Notes
In July 2026, we issued $375.0 million in aggregate principal amount of 6.25% convertible senior unsecured notes due July 2029 ("6.25% Convertible Notes") through a private placement offering, which includes the exercised initial purchaser's over-allotment option of $50.0 million. The 6.25% Convertible Notes pay interest semiannually in arrears and are scheduled to mature in July 2029, unless earlier converted or repurchased by the holders pursuant to their terms. The initial conversion rate was 164.0016 shares of common stock per $1,000 of principal representing a conversion price of $6.10 per share of common stock. At September 30, 2026, the 6.25% Convertible Notes had a conversion rate of 164.0016 shares of common stock per $1,000 of principal, which represented a conversion price of $6.10 per share of common stock.
Prior to April 1, 2029, the 6.25% Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events and during specified periods, and thereafter at any time until the second scheduled trading day immediately preceding maturity. Upon

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
conversion, we may elect to settle the notes in cash or a combination of cash and shares of our common stock, with the principal amount required to be settled in cash. The conversion rate is subject to adjustment upon the occurrence of certain events. The notes are not redeemable by us prior to maturity, however, upon the occurrence of certain fundamental changes, holders may require us to repurchase the notes for cash at 100% of their principal amount, plus accrued and unpaid interest, if any, subject to certain exceptions.
We received net proceeds of $364.3 million, net of discounts and fees. We used the net proceeds to repurchase $114.3 million of our common stock in two separate transactions (see Note 16), and used the remaining proceeds, together with cash on hand, to redeem, in full, our outstanding $270.0 million 4.50% senior unsecured notes that were due in September 2026.

Period	UPB	Unamortized Deferred Financing Fees	Net Carrying Value
September 30, 2026	$375,000	$9,522	$365,478
During the three and nine months ended September 30, 2026, we incurred interest expense on the 6.25% Convertible Notes totaling $6.4 million, of which $5.5 million and $0.9 million related to the cash coupon and deferred financing fees, respectively. Including the amortization of deferred financing fees, our weighted average total cost of the 6.25% Convertible Notes was 7.17%.
In August 2025, our 7.50% convertible senior unsecured notes ("7.50% Convertible Notes") matured, and were fully repaid with a portion of the net proceeds received from our 7.875% senior unsecured notes issued in July 2025. During the three months ended September 30, 2025, we incurred interest expense on the notes totaling $2.0 million, of which $1.8 million and $0.2 million related to the cash coupon and deferred financing fees, respectively. During the nine months ended September 30, 2025, we incurred interest expense on the notes totaling $14.2 million, of which $12.6 million and $1.6 million related to the cash coupon and deferred financing fees, respectively.
Junior Subordinated Notes
The carrying values of borrowings under our junior subordinated notes were $146.1 million and $145.5 million at September 30, 2026 and December 31, 2025, respectively, which is net of a deferred amount of $7.1 million and $7.6 million, respectively, (which is amortized into interest expense over the life of the notes) and deferred financing fees of $1.1 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively. These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a floating rate. The weighted average note rate was 6.95% and 6.52% at September 30, 2026 and December 31, 2025, respectively. Including certain fees and costs, the weighted average note rate was 7.04% and 6.61% at September 30, 2026 and December 31, 2025, respectively.
Debt Covenants
Credit and Repurchase Facilities and Unsecured Debt. The credit and repurchase facilities and unsecured debt contain various financial covenants, including, but not limited to, minimum liquidity requirements, minimum net worth requirements, minimum unencumbered asset requirements, as well as certain other debt service coverage ratios, debt to equity ratios and minimum servicing portfolio tests. We were in compliance with all financial covenants and restrictions at September 30, 2026.
CLOs. Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants at September 30, 2026, as well as on the most recent determination dates in October 2026. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (1) cash on hand, (2) income from any CLO not in breach of a covenant test, (3) income from real property and loan assets, (4) sale of assets, or (5) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our CLO compliance tests as of the most recent determination dates in October 2026 are as follows:

Cash Flow Triggers	CLO 18	BTR CLO 1	CLO 20	CLO 21	CLO 22
Overcollateralization (1)
Current	147.47%	117.47%	112.52%	113.15%	112.99%
Limit	123.03%	115.47%	110.52%	111.15%	110.99%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)
Current	139.56%	164.81%	128.87%	122.12%	127.84%
Limit	120.00%	120.00%	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
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
(2)The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
Our CLO overcollateralization ratios as of the determination dates subsequent to each quarter are as follows:

Determination (1)	CLO 18	BTR CLO 1	CLO 20	CLO 21	CLO 22
October 2026	147.47%	117.47%	112.52%	113.15%	112.99%
July 2026	145.88%	117.47%	112.52%	113.15%	N/A
April 2026	139.84%	117.47%	112.52%	113.15%	N/A
January 2026	136.54%	117.47%	112.52%	N/A	N/A
October 2025	131.38%	117.47%	112.52%	N/A	N/A
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
Note 11 — Allowance for Loss-Sharing Obligations
Our allowance for loss-sharing obligations related to the Fannie Mae DUS program is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$118,898	$89,757	$97,579	$83,150
Provision for loss sharing (net of reversals)	12,625	8,256	30,634	14,258
Charge-offs and advances, net of reimbursements	(7,378)	(2,192)	(4,068)	(1,587)
Ending balance	$124,145	$95,821	$124,145	$95,821
When a loan is sold under the Fannie Mae DUS program, we undertake an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
removed only upon either the expiration or settlement of the guarantee. At September 30, 2026 and December 31, 2025, we had $36.9 million and $35.7 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, we estimate our allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of or is in foreclosure), we record a liability for the estimated loss-sharing specific reserve.
When we settle a loss under the DUS loss-sharing model, the net loss is charged-off against the previously recorded loss-sharing obligation. The settled loss is often net of any previously unreimbursed advanced principal and interest payments in accordance with the DUS program, which are reflected as reductions to the proceeds needed to settle losses. At September 30, 2026 and December 31, 2025, we had outstanding advances of $4.3 million and $7.3 million, respectively, which were netted against the allowance for loss-sharing obligations.
At September 30, 2026 and December 31, 2025, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $87.3 million and $61.9 million, respectively, and represented 0.36% and 0.26%, respectively, of our Fannie Mae servicing portfolio.
At September 30, 2026 and December 31, 2025, the maximum quantifiable liability associated with our guarantees under the Fannie Mae DUS agreement was $4.72 billion and $4.60 billion, respectively. The maximum quantifiable liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
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
During the three and nine months ended September 30, 2026, we recorded net losses of $1.9 million and $2.8 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $11.1 million and $32.8 million, respectively. During the three and nine months ended September 30, 2025, we recorded net losses of $2.1 million and net gains of $3.3 million, respectively, from changes in the fair value of these derivatives and income from MSRs of $15.5 million and $34.6 million, respectively. See Note 13 for details.
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
At September 30, 2026 and December 31, 2025, we had $2.4 million and $1.6 million, respectively, included in others assets, which was comprised of cash posted as collateral of $0.6 million and $1.6 million, respectively, and net asset and liability positions of $1.8 million and $0.1 million, respectively, from the fair value of our treasury futures.
During the three months ended September 30, 2026, we recorded realized and unrealized gains of $0.1 million and $2.1 million to our Agency Business, related to our swaps. During the nine months ended September 30, 2026, we recorded realized and unrealized gains of $1.8 million and $1.8 million to our Agency Business, related to our swaps. During the three months ended September 30, 2025, we recorded realized losses of $0.8 million and unrealized gains of $0.7 million to our Agency Business, related to swaps. During the nine months ended September 30, 2025, we recorded realized losses of $1.3 million and unrealized losses of $0.5 million to our Agency Business, related to our swaps.
A summary of our non-qualifying derivative financial instruments in our Agency Business is as follows ($ in thousands):

	September 30, 2026
				Fair Value
Derivative	Count	Notional Value	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Rate lock commitments	4	$103,305	Other assets/other liabilities	$763	$(1,219)
Forward sale commitments	13	262,813	Other assets/other liabilities	1,219	(3,734)
Treasury futures	536	53,600		—	—
		$419,718		$1,982	$(4,953)

	December 31, 2025
Rate lock commitments	4	$29,621	Other assets/other liabilities	$473	$(66)
Forward sale commitments	32	357,432	Other assets/other liabilities	112	(1,016)
Treasury futures	617	61,700		—	—
		$448,753		$585	$(1,082)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 13 — Fair Value
Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments ($ in thousands):

	September 30, 2026			December 31, 2025
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$11,999,718	$11,764,328	$11,789,798	$12,113,107	$11,934,248	$11,964,280
Loans held-for-sale, net	239,980	236,824	246,700	408,386	409,081	421,398
Capitalized mortgage servicing rights, net	n/a	315,014	465,393	n/a	340,842	474,767
Securities held-to-maturity, net	223,727	156,211	148,246	229,521	156,087	150,147
Derivative financial instruments	103,305	1,982	1,982	94,319	585	585

Financial liabilities:
Credit and repurchase facilities	$5,188,074	$5,176,866	$5,165,312	$5,161,707	$5,149,651	$5,143,472
Securitized debt	3,654,375	3,630,292	3,660,232	3,485,786	3,468,258	3,487,773
Senior unsecured notes	1,605,000	1,589,460	1,437,150	2,050,000	2,029,078	2,009,938
Convertible senior unsecured notes	375,000	365,478	323,273	—	—	—
Junior subordinated notes	154,336	146,112	114,330	154,336	145,497	111,992
Notes payable - real estate owned	254,977	254,977	253,668	222,965	222,965	221,893
Derivative financial instruments	262,813	4,953	4,953	292,734	1,082	1,082
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
We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair values of these financial assets and liabilities are determined using the following input levels at September 30, 2026 ($ in thousands):

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Derivative financial instruments	$1,982	$1,982	$—	$1,219	$763

Financial liabilities:
Derivative financial instruments	$4,953	$4,953	$—	$4,953	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair values of these financial and non-financial assets, if applicable, were determined using the following input levels at September 30, 2026 ($ in thousands):

	Net Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net
Loans held-for-investment (1)	$442,588	$442,588	$—	$—	$442,588
Loans held-for-sale (2)	12,141	12,141	—	12,141	—
	$454,729	$454,729	$—	$12,141	$442,588
________________________
(1)We had an allowance for credit losses of $67.5 million relating to 22 impaired loans with an aggregate carrying value, before loan loss reserves, of $510.1 million at September 30, 2026. The fair values of these impaired loans are based on the value of the underlying collateral.
(2)We have an impairment loss of $1.8 million related to 3 loans held-for-sale with an aggregate carrying value, before unrealized impairment losses, of $13.9 million.
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
The tables above and below include all impaired loans, regardless of the period in which the impairment was recognized.
Quantitative information about Level 3 fair value measurements at September 30, 2026 is as follows ($ in thousands):

	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Financial assets:
Impaired loans:				Weighted Average	Minimum / Maximum
Multifamily	$338,341	Discounted cash flows	Capitalization rate	6.18%	5.50% - 7.25%
	90,239	Price quotes	N/A	N/A	N/A
	$428,580

Retail	$14,008	Sales comparative	Price per acre	$165	$165

Derivative financial instruments:
Rate lock commitments	$763	Discounted cash flows	W/A discount rate	12.59%	0.00% - 13.85%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The derivative financial instruments using Level 3 inputs are outstanding for short periods of time (generally less than 60 days). A roll-forward of Level 3 derivative instruments is as follows ($ in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative assets and liabilities, net
Beginning balance	$748	$382	$473	$—
Settlements	(11,063)	(15,342)	(32,559)	(34,020)
Realized gains recorded in earnings	10,315	14,960	32,086	34,020
Unrealized gains recorded in earnings	763	578	763	578
Ending balance	$763	$578	$763	$578
The components of fair value and other relevant information associated with our forward sales commitments and the estimated fair value of cash flows from servicing on loans held-for-sale are as follows ($ in thousands):

September 30, 2026	Notional/ Principal Amount	Fair Value of Servicing Rights	Unrealized Impairment Recovery (Loss)	Total Fair Value Adjustment
Rate lock commitments	$103,305	$763	$—	$763
Forward sale commitments	262,813	—	—	—
Loans held-for-sale, net (1)	239,980	3,793	(927)	2,866
Total		$4,556	$(927)	$3,629
________________________
(1)Loans held-for-sale, net are recorded at the lower of cost or market on an aggregate basis and includes fair value adjustments related to estimated cash flows from MSRs.
We measure certain assets and liabilities for which fair value is only disclosed. The fair values of these assets and liabilities are determined using the following input levels at September 30, 2026 ($ in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$11,764,328	$11,789,798	$—	$—	$11,789,798
Loans held-for-sale, net	236,824	246,700	—	242,907	3,793
Capitalized mortgage servicing rights, net	315,014	465,393	—	—	465,393
Securities held-to-maturity, net	156,211	148,246	—	—	148,246

Financial liabilities:
Credit and repurchase facilities	$5,176,866	$5,165,312	$—	$222,819	$4,942,493
Securitized debt	3,630,292	3,660,232	—	—	3,660,232
Senior unsecured notes	1,589,460	1,437,150	1,437,150	—	—
Convertible senior unsecured notes	365,478	323,273	—	323,273	—
Junior subordinated notes	146,112	114,330	—	—	114,330
Notes payable - real estate owned	254,977	253,668	—	—	253,668
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
At September 30, 2026, we were required to maintain at least $24.4 million of liquid assets in one of our subsidiaries to meet our operational liquidity requirements for Fannie Mae and we had operational liquidity in excess of this requirement.
We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program and are required to secure this obligation by assigning restricted cash balances and/or a letter of credit to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level by a Fannie Mae assigned tier, which considers the loan balance, risk level of the loan, age of the loan and level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, 15 basis points for Tier 3 loans and 5 basis points for Tier 4 loans, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. A significant portion of our Fannie Mae DUS serviced loans for which we have risk sharing are Tier 2 loans. At September 30, 2026, the restricted liquidity requirement totaled $106.6 million and was satisfied with a $70.0 million letter of credit and cash issued to Fannie Mae.
At September 30, 2026, reserve requirements for the current Fannie Mae DUS loan portfolio will require us to fund $33.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses these collateral requirements and may make changes to these requirements in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.
We are subject to various capital requirements in connection with seller/servicer agreements that we have entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our consolidated financial statements. At September 30, 2026, we met all of Fannie Mae’s quarterly capital requirements and our Fannie Mae adjusted net worth was in excess of the required net worth. We are not subject to capital requirements on a quarterly basis for Ginnie Mae and FHA, as requirements for these investors are only required on an annual basis.
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
Debt Obligations and Operating Leases. At September 30, 2026, the maturities of our debt obligations and the minimum annual operating lease payments under leases with a term in excess of one year are as follows ($ in thousands):

Year	Debt Obligations	Minimum Annual Operating Lease Payments	Total
2026 (three months ending December 31, 2026)	$889,396	$2,902	$892,298
2027	5,377,195	9,912	5,387,107
2028	1,822,208	9,226	1,831,434
2029	2,298,363	8,714	2,307,077
2030	690,264	8,756	699,020
2031	—	6,381	6,381
Thereafter	154,336	4,543	158,879
Total	$11,231,762	$50,434	$11,282,196
During the three and nine months ended September 30, 2026, we recorded lease expense of $3.0 million and $8.7 million, respectively. During the three and nine months ended September 30, 2025, we recorded lease expense of $2.7 million and $8.1 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unfunded Commitments. In accordance with certain structured loans and investments, we have outstanding unfunded commitments of $1.44 billion at September 30, 2026 that we are obligated to fund as borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and conversions based on criteria met by the borrower in accordance with the loan agreements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Note 15 — Variable Interest Entities
Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense, provision for credit losses and through activity associated with our derivative instruments.
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
The assets and liabilities related to these consolidated Securitization Entities are as follows ($ in thousands):

	September 30, 2026	December 31, 2025
Assets:
Restricted cash	$213,041	$35,258
Loans and investments, net	4,304,621	4,557,631
Other assets	54,070	69,132
Total assets	$4,571,732	$4,662,021

Liabilities:
Securitized debt	$3,630,292	$3,468,258
Other liabilities	7,563	9,590
Total liabilities	$3,637,855	$3,477,848
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
Unconsolidated VIEs. We determined that we are not the primary beneficiary of 74 VIEs in which we have a variable interest at September 30, 2026 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance or substantially all of the activities do not involve, or are not conducted on behalf of, the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, at September 30, 2026 is as follows ($ in thousands):

Type	Carrying Amount (1)
Loans	$1,895,694
APL certificates	147,085
Equity investments	29,457
B Piece bonds	24,960
Agency interest-only strips	5
Total	$2,097,201
________________________
(1)Represents the carrying amount of loans and investments before reserves. At September 30, 2026, $228.5 million of loans to VIEs had corresponding specific loan loss reserves of $26.4 million. The maximum loss exposure at September 30, 2026 would not exceed the carrying amount of our investment.
These unconsolidated VIEs have exposure to real estate debt of approximately $5.08 billion at September 30, 2026.
Note 16 — Equity
Preferred Stock. The Series D, Series E and Series F preferred stock are currently redeemable by us, and the Series F preferred stock, which totals $272.2 million, became redeemable by us on October 12, 2026. Holders of the Series F preferred stock were entitled to receive cumulative dividends at a fixed rate of 6.25% through October 29, 2026. Effective October 30, 2026, dividends on the Series F preferred stock accrue at a floating rate of three-month term SOFR plus 5.442% per annum; provided that in no event will the dividend rate be lower than 6.125%.
Common Stock. We have an equity distribution agreement with Citizens JMP Securities, LLC ("JMP"). In accordance with the terms of the agreement, we may offer and sell up to 30,000,000 shares of our common stock in "At-The-Market" equity offerings through JMP by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. At September 30, 2026, we had 23,439,335 shares available under this agreement.
We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. The program may be discontinued or modified at any time. During the three and nine months ended September 30, 2026, we repurchased 193,714 and 7,862,306 respectively, shares of our common stock under our share repurchase program at a cost of $0.9 million and $52.4 million, respectively, excluding broker commission fees, representing an average cost of $4.79 and $6.66 per share, respectively. At September 30, 2026, there was $84.3 million available for repurchase under this program.
In connection with the issuance of the 6.25% Convertible Notes issuance in July 2026, we repurchased 2,140,300 shares of our common stock for $11.6 million and entered into a prepaid forward stock repurchase agreement. Under the prepaid forward agreement, we paid $102.7 million to repurchase an aggregate of 18,941,200 shares of our common stock at a forward price of $5.42 per share. The counterparty is also required to reimburse us for cash dividends paid on shares underlying the agreement prior to their settlement. During the three months ended September 30, 2026, we received and retired 249,700 shares of common stock pursuant to the prepaid forward agreement, resulting in 18,691,500 shares remaining to be delivered to us as of September 30, 2026.
Noncontrolling Interest. Noncontrolling interest relates to the operating partnership units (“OP Units”) issued to satisfy a portion of the purchase price in connection with the acquisition of the agency platform of Arbor Commercial Mortgage, LLC ("ACM") in 2016. Each of these OP Units are paired with one share of our special voting preferred shares having a par value of $0.01 per share and is entitled to one vote each on any matter submitted for stockholder approval. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis. At September 30, 2026, there were 16,165,771 OP Units outstanding, which represented 8.0% of the voting power of our outstanding stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Distributions. Dividends declared (on a per share basis) during the nine months ended September 30, 2026 are as follows:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series D	Series E	Series F
February 24, 2026	$0.30	March 30, 2026	$0.3984375	$0.390625	$0.390625
May 7, 2026	$0.17	June 29, 2026	$0.3984375	$0.390625	$0.390625
July 29, 2026	$0.17	September 28, 2026	$0.3984375	$0.390625	$0.390625

Common Stock – In October 2026, our Board of Directors elected to suspend the quarterly common stock dividend effective immediately. The decision reflects our continued focus on preserving capital and maintaining financial flexibility to address upcoming debt maturities and support the resolution of legacy assets. We will continue to evaluate our dividend policy based upon market conditions and our performance, capital needs, and REIT distribution requirements with a continued focus on preserving book value and maximizing long-term stockholder value.
Deferred Compensation. During 2026, we granted 1,320,534 shares of restricted common stock to certain employees and Board of Directors members under the Amended Omnibus Stock Incentive Plan with a total grant date fair value of $9.4 million, of which: (1) 414,492 shares with a grant date fair value of $3.1 million vested on the grant date in 2026; (2) 361,830 shares with a grant date fair value of $2.7 million will vest in 2027; (3) 371,382 shares with a grant date fair value of $2.7 million will vest in 2028; (4) 53,803 shares with a grant date fair value of $0.3 million will vest in 2029; and (5) 119,027 shares with a grant date fair value of $0.7 million will vest in 2030.
During 2026, we granted our chief executive officer 281,690 shares of restricted common stock with a grant date fair value of $2.2 million that vest in full in the first quarter of 2029. We also granted our chief executive officer up to 1,126,760 shares of performance-based restricted stock units (“RSUs”) with a grant date fair value of $3.1 million that vest at the end of a four-year performance period based on the achievement of certain stockholder return objectives.
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
We also issued 103,523 fully-vested RSUs with a grant date fair value of $0.7 million to certain members of our Board of Directors, who have decided to defer the receipt of the common stock, into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.
During 2026, we withheld 352,077 shares from the net settlement of restricted common stock by employees for payment of withholding taxes on shares that vested.
Earnings Per Share (“EPS”). Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the additional dilutive effect of common stock equivalents during each period. Our common stock equivalents include the weighted average dilutive effect of RSUs and OP Units and for the nine months ended September 30, 2025, convertible senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A reconciliation of the numerator and denominator of our basic and diluted EPS computations is as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted (1)	Basic	Diluted
Net (loss) income attributable to common stockholders (2)	$(85,354)	$(85,354)	$38,463	$38,463
Net (loss) income attributable to noncontrolling interest (3)	—	—	—	3,211
Net (loss) income attributable to common stockholders and noncontrolling interest (4)	$(85,354)	$(85,354)	$38,463	$41,674
Weighted average shares outstanding	186,638,696	186,638,696	193,748,462	193,748,462
Dilutive effect of OP Units (3)	—	—	—	16,173,761
Prepaid forward shares (5)	(17,721,798)	(17,721,798)	—	—
Dilutive effect of RSUs (6)	—	—	—	595,539
Weighted average shares outstanding (4)	168,916,898	168,916,898	193,748,462	210,517,762
Net (loss) income per common share (2)	$(0.51)	$(0.51)	$0.20	$0.20

	Nine Months Ended September 30,
	2026		2025
Net (loss) income attributable to common stockholders (2)	$(122,068)	$(122,068)	$92,852	$92,852
Net (loss) income attributable to noncontrolling interest (3)	—	—	—	7,828
Net (loss) income attributable to common stockholders and noncontrolling interest (4)	$(122,068)	$(122,068)	$92,852	$100,680
Weighted average shares outstanding	190,519,122	190,519,122	192,028,656	192,028,656
Dilutive effect of OP Units (3)	—	—	—	16,198,659
Prepaid forward shares (5)	(5,972,181)	(5,972,181)	—	—
Dilutive effect of RSUs (6)	—	—	—	580,436
Weighted average shares outstanding (4)	184,546,941	184,546,941	192,028,656	208,807,751
Net (loss) income per common share (2)	$(0.66)	$(0.66)	$0.48	$0.48
________________________
(1)For the three and nine months ended September 30, 2026, potentially dilutive securities were excluded from the computation of diluted loss per common share because their effect would have been anti-dilutive due to the net loss attributable to common stockholders incurred during the period.
(2)Net of preferred stock dividends.
(3)We consider OP Units to be common stock equivalents as the holders have voting rights, the right to distributions and the right to redeem the OP Units for the cash value of a corresponding number of shares of common stock or a corresponding number of shares of common stock, at our election.
(4)In August 2025, our 7.50% Convertible Notes matured and were fully settled. The three and nine months ended September 30, 2025 excludes interest expense of $2.0 million and $14.2 million, respectively, and potentially dilutive shares of 6,031,516 and 13,664,112, respectively, attributable to our 7.50% Convertible Notes since their effect would have been anti-dilutive. In August 2025, our 7.50% Convertible Notes matured and were fully settled.
(5)In connection with the issuance of our 6.25% Convertible Notes, we entered into a prepaid forward stock repurchase transaction covering approximately 18.9 million shares of common stock. These shares are considered repurchased for earnings per share purposes and are excluded from the weighted average shares outstanding used to calculate basic and diluted earnings per share beginning on the transaction date, regardless of when the shares are physically delivered.
(6)Represents the dilutive effect of performance-based RSUs granted to certain executive officers that vest based upon our achievement of total stockholder return objectives and RSUs granted to our chief executive officer and certain directors who have decided to defer the receipt of the common stock into which the RSUs are converted, or to defer receipt of cash fees, to a future date pursuant to a pre-established deferral election.

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
A summary of our income tax provision is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax provision	$(998)	$(9,385)	$(11,024)	$(18,115)
Deferred income tax benefit	2,179	1,791	6,970	3,532
Total income tax (provision) benefit	$1,181	$(7,594)	$(4,054)	$(14,583)
Note 18 — Agreements and Transactions with Related Parties
Support Agreement and Employee Secondment Agreement. We have a support agreement and a secondment agreement with ACM and certain of its affiliates and certain affiliates of a relative of our chief executive officer (“Service Recipients”) where we provide support services and seconded employees to the Service Recipients. The Service Recipients reimburse us for the costs of performing such services and the cost of the seconded employees. During the three and nine months ended September 30, 2026, we incurred $0.9 million and $2.7 million, respectively, and, during the three and nine months ended September 30, 2025, we incurred $1.0 million and $3.0 million, respectively, of costs for services provided and employees seconded to the Service Recipients, all of which are reimbursable to us and included in other assets on the consolidated balance sheets.
Other Related Party Transactions. Investments in equity affiliates, which represent related parties under GAAP, and their related disclosures, are included in Note 8.
In certain instances, our business requires our executives to utilize privately owned aircraft in furtherance of our business. We have an aircraft time-sharing agreement with an entity controlled by our chief executive officer that owns a private aircraft. Pursuant to the agreement, we reimburse the aircraft owner for the required costs under Federal Aviation Administration regulations for the flights our executives take. Beginning in 2026, for certain flights, we also charter the aircraft from a certificated air carrier for use of the same aircraft. The air carrier provides charter revenue back to the aircraft owner when we use the aircraft. During the nine months ended September 30, 2026, we reimbursed the aircraft owner $0.4 million, and during the three and nine months ended September 30, 2025, we reimbursed the aircraft owner $0.2 million and $1.2 million, respectively, for flights taken by our executives pursuant to the time-sharing agreement. During the three and nine months ended September 30, 2026, we paid the aircraft owner $0.2 million and $0.8 million, respectively, for the flights chartered by our executives pursuant to the agreement.
In November 2025, we originated a $67.9 million bridge loan for the acquisition of a multifamily property purchased by a joint venture we formed with ACM, an entity owned by an immediate family member of our chief executive officer and a consortium of independent

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
outside investors, we refer to as "Clarus Berkley," which was formed to purchase and operate the property. We contributed $1.5 million, for a 3.6% interest in the borrowing entity, while ACM and the entity owned by an immediate family member of our chief executive officer contributed a combined $1.8 million for a 4.3% interest in the borrowing entity. The loan has an interest rate of SOFR plus 2.50% with a SOFR floor of 2.50% and matures in November 2028. Interest income recorded from this loan was $1.1 million and $3.3 million for the three and nine months ended September 30, 2026, respectively. See Note 8 for further details.
In November 2025, we committed to fund a $44.8 million bridge loan ($4.4 million was funded at September 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project, representing less than 1.0% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in November 2028, with a one-year extension option. Interest income recorded from this loan was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2026, respectively.
In October 2025, we committed to fund a $50.5 million bridge loan ($9.4 million was funded at September 30, 2026) in an SFR BTR construction project. ACM and an entity owned by an immediate family member of our chief executive officer also made equity investments in the project, representing in the aggregate 4.6% of the total equity invested. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in October 2028, with a one-year extension option. Interest income recorded from this loan was $0.2 million for both the three and nine months ended September 30, 2026.
In August 2025, we originated a $4.0 million bridge loan for the acquisition of a condominium complex, of which one of our directors is the co-chief executive officer and president of an entity that is an indirect owner of the borrower. The loan has an interest rate of SOFR plus 3.25% with a SOFR floor of 4.32% and matures in August 2027. Interest income recorded from this bridge loan was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2025.
In May 2025, we refinanced a $56.9 million bridge loan with a new $58.4 million bridge loan for an SFR BTR construction project. Two of our officers made minority equity investments totaling $0.5 million, representing approximately 4% of the total equity invested in the project. Interest on the new loan decreased from SOFR plus 5.50% with a SOFR floor of 3.25% to SOFR plus 2.75% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from the loans was $1.0 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.
In February 2025, we refinanced a $46.2 million bridge loan we purchased from ACM in 2022 with a new $52.6 million bridge loan ($49.2 million was funded at September 30, 2026) for an SFR BTR construction project. A consortium of investors (which includes, among other unaffiliated investors, certain of our officers with a minority ownership interest) owns 70% of the borrowing entity and an entity indirectly owned and controlled by an immediate family member of our chief executive officer owns 10% of the borrowing entity. Interest on the new loan decreased from SOFR plus 5.50% to SOFR plus 4.75% and matures in February 2027. Interest income recorded from the loans was $1.1 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.
In 2024, we committed to fund a $62.4 million bridge loan ($33.8 million was funded at September 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 3.34% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in July 2027. Interest income recorded from this loan was $0.7 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.
In 2024, we committed to fund a $42.5 million bridge loan ($40.8 million was funded at September 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.28% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.25% with a SOFR floor of 3.50% and matures in May 2027. Interest income recorded from this loan was $0.8 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.
In 2022, we committed to fund a $67.1 million bridge loan ($55.6 million was funded at September 30, 2026) in an SFR BTR construction project. An entity owned by an immediate family member of our chief executive officer also made an equity investment in the project and owns a 2.25% equity interest in the borrowing entity. The loan has an interest rate of SOFR plus 4.63% with a SOFR floor of 0.25% and was scheduled to mature in May 2026, which was extended to May 2027. Interest income recorded from this loan was $1.2 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.

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
In 2020, we originated a $14.8 million Private Label loan and a $3.4 million mezzanine loan on two multifamily properties owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns a 50% interest in the borrowing entity. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. The mezzanine loan has a fixed interest rate of 9.00% and matures in April 2030. Interest income recorded from the mezzanine loan was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
In 2019, we, along with ACM, certain executives of ours and a consortium of independent outside investors, formed AMAC III, a multifamily-focused commercial real estate investment fund sponsored and managed by our chief executive officer and one of his immediate family members. We committed to a $30.0 million investment for an 18% interest in AMAC III. In 2019, AMAC III originated a $7.0 million mezzanine loan to a borrower with which we have an outstanding $34.0 million bridge loan. In 2020, for full satisfaction of the mezzanine loan, AMAC III became the owner of the property. Also in 2020, the $34.0 million bridge loan was refinanced with a $35.4 million bridge loan, which has an interest rate of SOFR plus 3.50%, and was scheduled to mature in February 2025 that we modified to extend the maturity to February 2028 in exchange for a $2.0 million paydown that was made in the first quarter of 2025. In September 2025, the loan was modified to extend the maturity to July 2028, adjust the interest rate to SOFR plus 1.00% with an all-in floor of 6.50%, and include a fixed pay rate of 1.00%, effective June 1, 2025, with the remaining balance deferred. Interest income recorded from the bridge loan was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and de minimus and $1.2 million for the three and nine months ended September 30, 2025, respectively. See Note 8 for further details.
In 2019, we converted an existing bridge loan into a $2.0 million mezzanine loan with a fixed interest rate of 10.00%. The underlying multifamily property is owned in part by a consortium of investors (which includes, among other unaffiliated investors, certain of our officers and our chief executive officer) which owns interests ranging from 10.5% to 12.0% in the borrowing entities. The loan was scheduled to mature in May 2025, which was extended to February 2029. Interest income recorded from this loan was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
We, along with an executive officer of ours and a consortium of independent outside investors, hold equity investments in a portfolio of multifamily properties referred to as the “Lexford” portfolio, which is managed by an entity owned primarily by a consortium of affiliated investors, including our chief executive officer and an executive officer of ours. Based on the terms of the management contract, the management company is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or restructuring of the debt. In 2018, the owners of Lexford restructured part of its debt and we originated 12 bridge loans totaling $280.5 million, which were used to repay in full certain existing mortgage debt and to renovate 72 multifamily properties included in the portfolio. The loans were originated in 2018, had interest rates of LIBOR plus 4.00% and were scheduled to mature in June 2021. During 2019, the borrower made payoffs and partial paydowns of principal totaling $250.0 million and in 2020, the remaining balance of the loans were refinanced with a $34.6 million Private Label loan, which has a fixed interest rate of 3.30% and matures in March 2030. In 2020, we sold the Private Label loan to an unconsolidated affiliate of ours. Further, as part of this 2018 restructuring, $50.0 million in unsecured financing was provided by an unsecured lender to certain parent entities of the property owners. ACM owns slightly less than half of the unsecured lender entity and, therefore, provided slightly less than half of the unsecured lender financing. Separate from the loans we originated in 2018, we provide limited (“bad boy”) guarantees for certain other debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us. At September 30, 2026, this debt had an aggregate outstanding balance of approximately $294.0 million and is scheduled to mature through 2029. See Note 8 for further details.
Several of our executives, including our chief financial officer, corporate secretary and our chairman, chief executive officer and president, hold similar positions for ACM. Our chief executive officer and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 36% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors serves as the trustee and co-trustee of two of the Kaufman Entities that hold membership interests in ACM. At September 30, 2026, ACM holds 2,535,870 shares of our common stock and 10,483,930 OP Units, which represents 6.4% of the voting power of our outstanding stock. Our Board of Directors approved a resolution under our charter allowing our chief executive officer and ACM, (which our chief executive officer has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our amended charter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Several of our loans and investments with related parties paid off or were divested during 2026 and 2025. Several bridge loans and related preferred equity investments totaling $148.4 million paid off. Interest income recorded on these loans was $0.5 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $3.2 million and $9.5 million for the three and nine months ended September 30, 2025, respectively. A $46.9 million Fannie Mae loan was also paid off in 2025. Servicing revenue recorded on this loan was less than $0.1 million for both the three and nine months ended September 30, 2025. In July 2025, we divested our interest in a residential mortgage banking business. In connection with this sale, we received cash distributions totaling $16.4 million and $22.5 million during the three and nine months ended September 30, 2025, respectively, and recorded a loss of $1.7 million for the nine months ended September 30, 2025.

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

	Three Months Ended September 30, 2026
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$210,708	$11,213	$—	$221,921
Interest expense	179,718	4,531	—	184,249
Net interest income	30,990	6,682	—	37,672
Other revenue:
Gain on sales, including fee-based services, net	—	10,925	—	10,925
Mortgage servicing rights	—	11,078	—	11,078
Servicing revenue	—	44,133	—	44,133
Amortization of MSRs	—	(18,392)	—	(18,392)
Property operating income	7,873	—	—	7,873
Gain on derivative instruments, net	—	279	—	279
Other income (loss), net	2,274	(1,749)	—	525
Total other revenue	10,147	46,274	—	56,421
Other expenses:
Employee compensation and benefits	18,637	20,388	—	39,025
Commissions	—	3,499	—	3,499
Selling and administrative	8,260	7,124	—	15,384
Property operating expenses	11,804	—	—	11,804
Depreciation and amortization	5,776	92	—	5,868
Impairment loss on real estate owned	34,050	—	—	34,050
Provision for loss sharing, net	—	12,625	—	12,625
Provision for credit losses, net	52,982	2,524	—	55,506
Total other expenses	131,509	46,252	—	177,761
(Loss) income before gain on real estate, loss from equity affiliates and income taxes	(90,372)	6,704	—	(83,668)
Gain on real estate	1,574	—	—	1,574
Loss from equity affiliates	(1,494)	—	—	(1,494)
Benefit from income taxes	390	791	—	1,181
Net (loss) income	(89,902)	7,495	—	(82,407)
Preferred stock dividends	10,342	—	—	10,342
Net loss attributable to noncontrolling interest	—	—	(7,395)	(7,395)
Net (loss) income attributable to common stockholders	$(100,244)	$7,495	$7,395	$(85,354)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$208,254	$14,747	$—	$223,001
Interest expense	176,158	8,577	—	184,735
Net interest income	32,096	6,170	—	38,266
Other revenue:
Gain on sales, including fee-based services, net	—	23,340	—	23,340
Mortgage servicing rights	—	15,538	—	15,538
Servicing revenue	—	47,471	—	47,471
Amortization of MSRs	—	(17,819)	—	(17,819)
Property operating income	4,189	—	—	4,189
Loss on derivative instruments, net	—	(2,206)	—	(2,206)
Other income, net	3,595	55	—	3,650
Total other revenue	7,784	66,379	—	74,163
Other expenses:
Employee compensation and benefits	16,124	21,207	—	37,331
Commissions	—	6,838	—	6,838
Selling and administrative	6,420	7,278	—	13,698
Property operating expenses	7,296	—	—	7,296
Depreciation and amortization	4,963	392	—	5,355
Provision for loss sharing, net	—	8,256	—	8,256
Provision for credit losses, net	17,470	2,224	—	19,694
Total other expenses	52,273	46,195	—	98,468
(Loss) income before loss on real estate, income from equity affiliates and income taxes	(12,393)	26,354	—	13,961
Loss on real estate	(555)	—	—	(555)
Income from equity affiliates	46,204	—	—	46,204
Provision for income taxes	(1,312)	(6,282)	—	(7,594)
Net income	31,944	20,072	—	52,016
Preferred stock dividends	10,342	—	—	10,342
Net income attributable to noncontrolling interest	—	—	3,211	3,211
Net income attributable to common stockholders	$21,602	$20,072	$(3,211)	$38,463

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2026
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$654,313	$33,513	$—	$687,826
Interest expense	522,598	14,614	—	537,212
Net interest income	131,715	18,899	—	150,614
Other revenue:
Gain on sales, including fee-based services, net	—	38,607	—	38,607
Mortgage servicing rights	—	32,849	—	32,849
Servicing revenue	—	130,293	—	130,293
Amortization of MSRs	—	(54,933)	—	(54,933)
Property operating income	24,246	—	—	24,246
Gain on derivative instruments, net	—	827	—	827
Other income, net	6,136	(1,278)	—	4,858
Total other revenue	30,382	146,365	—	176,747
Other expenses:
Employee compensation and benefits	56,165	66,877	—	123,042
Commissions	—	12,262	—	12,262
Selling and administrative	25,679	22,526	—	48,205
Property operating expenses	36,438	—	—	36,438
Depreciation and amortization	18,026	875	—	18,901
Impairment loss on real estate owned	60,200	—	—	60,200
Provision for loss sharing, net	—	30,634	—	30,634
Provision for credit losses, net	94,871	4,614	—	99,485
Total other expenses	291,379	137,788	—	429,167
(Loss) income before loss on real estate, income from equity affiliates and income taxes	(129,282)	27,476	—	(101,806)
Loss on real estate	(498)	—	—	(498)
Income from equity affiliates	4,810	—	—	4,810
Provision for income taxes	(154)	(3,900)	—	(4,054)
Net (loss) income	(125,124)	23,576	—	(101,548)
Preferred stock dividends	31,027	—	—	31,027
Net loss attributable to noncontrolling interest	—	—	(10,507)	(10,507)
Net (loss) income attributable to common stockholders	$(156,151)	$23,576	$10,507	$(122,068)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
	Structured Business	Agency Business	Other (1)	Consolidated
Interest income	$668,320	$35,677	$—	$703,997
Interest expense	503,595	17,969	—	521,564
Net interest income	164,725	17,708	—	182,433
Other revenue:
Gain on sales, including fee-based services, net	—	49,779	—	49,779
Mortgage servicing rights	—	34,598	—	34,598
Servicing revenue	—	136,036	—	136,036
Amortization of MSRs	—	(53,344)	—	(53,344)
Property operating income	14,028	—	—	14,028
Gain on derivative instruments, net	—	1,413	—	1,413
Other income, net	7,780	4,279	—	12,059
Total other revenue	21,808	172,761	—	194,569
Other expenses:
Employee compensation and benefits	50,299	65,378	—	115,677
Commissions	—	15,709	—	15,709
Selling and administrative	22,941	21,927	—	44,868
Property operating expenses	17,572	—	—	17,572
Depreciation and amortization	13,772	1,175	—	14,947
Provision for loss sharing, net	—	14,258	—	14,258
Provision for credit losses, net	42,736	5,037	—	47,773
Total other expenses	147,320	123,484	—	270,804
Income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	39,213	66,985	—	106,198
Loss on extinguishment of debt	(2,319)	—	—	(2,319)
Loss on real estate	(4,813)	—	—	(4,813)
Income from equity affiliates	47,224	—	—	47,224
Provision for income taxes	(1,951)	(12,632)	—	(14,583)
Net income	77,354	54,353	—	131,707
Preferred stock dividends	31,027	—	—	31,027
Net income attributable to noncontrolling interest	—	—	7,828	7,828
Net income attributable to common stockholders	$46,327	$54,353	$(7,828)	$92,852
________________________
(1) Includes income (loss) allocated to the noncontrolling interest holders not allocated to the two reportable segments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2026
	Structured Business	Agency Business	Consolidated
Assets:
Cash and cash equivalents	$117,113	$322,576	$439,689
Restricted cash	213,041	37,836	250,877
Loans and investments, net	11,764,328	—	11,764,328
Loans held-for-sale, net	—	236,824	236,824
Capitalized mortgage servicing rights, net	—	315,014	315,014
Securities held-to-maturity, net	—	156,211	156,211
Investments in equity affiliates	72,060	—	72,060
Real estate owned, net	491,170	—	491,170
Goodwill and other intangible assets	12,500	73,178	85,678
Other assets	323,247	101,910	425,157
Total assets	$12,993,459	$1,243,549	$14,237,008

Liabilities:
Debt obligations	$10,940,366	$222,819	$11,163,185
Allowance for loss-sharing obligations	—	124,145	124,145
Other liabilities	218,399	89,686	308,085
Total liabilities	$11,158,765	$436,650	$11,595,415

	December 31, 2025
Assets:
Cash and cash equivalents	$124,141	$358,734	$482,875
Restricted cash	35,258	32,089	67,347
Loans and investments, net	11,934,248	—	11,934,248
Loans held-for-sale, net	—	409,081	409,081
Capitalized mortgage servicing rights, net	—	340,842	340,842
Securities held-to-maturity, net	—	156,087	156,087
Investments in equity affiliates	57,966	—	57,966
Real estate owned, net	498,938	—	498,938
Goodwill and other intangible assets	12,500	74,053	86,553
Other assets	382,735	78,231	460,966
Total assets	$13,045,786	$1,449,117	$14,494,903

Liabilities:
Debt obligations	$10,625,053	$390,396	$11,015,449
Allowance for loss-sharing obligations	—	97,579	97,579
Other liabilities	241,873	72,849	314,722
Total liabilities	$10,866,926	$560,824	$11,427,750

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Origination Data:
Structured Business
Bridge:
SFR	$367,114	$391,768	$1,178,853	$1,279,048
Multifamily	14,000	375,950	579,150	847,000
	381,114	767,718	1,758,003	2,126,048

Construction - Multifamily	43,318	87,742	122,998	181,638
Mezzanine / Preferred Equity	34,793	101,281	34,793	112,720
Total New Loan Originations	$459,225	$956,741	$1,915,794	$2,420,406

Number of Loans Originated	12	30	32	69

Commitments:
Construction - Multifamily	$104,500	$143,500	$217,570	$408,500
SFR	91,912	25,300	193,697	420,084
Total Commitments	$196,412	$168,800	$411,267	$828,584

Loan Runoff	$573,989	$734,209	$1,974,767	$1,675,859

Agency Business
Origination Volumes by Investor:
Fannie Mae	$574,805	$872,753	$1,764,750	$1,913,770
Freddie Mac	185,679	1,103,120	705,212	1,431,479
FHA	129,456	—	183,046	16,041
SFR - Fixed Rate	17,039	7,242	38,311	39,905
Private Label	—	—	—	44,925
Total New Loan Originations	$906,979	$1,983,115	$2,691,319	$3,446,120
Total Loan Commitment Volume	$819,243	$2,003,538	$2,765,003	$3,501,705

Agency Business Loan Sales Data:
Fannie Mae	$625,440	$915,941	$1,937,747	$1,928,962
Freddie Mac	294,503	1,095,626	707,437	1,508,575
FHA	41,170	1,339	109,067	87,247
SFR - Fixed Rate	17,039	13,909	38,311	39,905
Total Loan Sales	$978,152	$2,026,815	$2,792,562	$3,564,689
Sales Margin (fee-based services as a % of loan sales)	1.12%	1.15%	1.38%	1.40%
MSR Rate (MSR income as a % of loan commitments)	1.35%	0.78%	1.19%	0.99%
________________________

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2026
Key Servicing Metrics for Agency Business:	Servicing Portfolio UPB	Wtd. Avg. Servicing Fee Rate (basis points)	Wtd. Avg. Life of Portfolio (years)
Fannie Mae	$24,545,520	43.6	5.0
Freddie Mac	7,664,059	17.4	5.5
Private Label	2,461,505	18.7	3.8
FHA	1,641,273	13.8	18.9
SFR - Fixed Rate	255,087	20.0	3.9
Bridge	235,888	10.0	1.7
Total	$36,803,332	34.7	5.6

	December 31, 2025
Fannie Mae	$24,085,960	44.7	5.5
Freddie Mac	7,455,088	18.3	5.9
Private Label	2,558,048	18.7	4.5
FHA	1,549,483	13.9	19.1
Bridge	277,738	10.4	2.2
SFR - Fixed Rate	277,490	20.0	4.0
Total	$36,203,807	35.6	6.1

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

Significant Developments During the Third Quarter of 2026
Financing and Capital Markets Activity
•Closed a collateralized securitization vehicle (CLO 22) totaling $825.0 million, of which $730.1 million consisted of investment grade notes and $112.4 million of subordinate interests, including $17.5 million of the investment grade notes were retained by us; and
•Issued $375.0 million of 6.25% Convertible Notes due in 2029 and used the net proceeds to repurchase $114.3 million of our common stock, including $102.7 million through a prepaid forward transaction, and used the remaining proceeds, together with cash on hand, to redeem our outstanding $270.0 million 4.50% senior unsecured notes.
Structured Business Activity
•Balance sheet portfolio of $12.00 billion; loan runoff totaling $574.0 million outpaced loan originations of $459.2 million;
•We modified 6 loans with a total UPB of $192.1 million; and
•We sold five existing REO properties for $40.2 million and recognized an aggregate gain of $1.6 million and foreclosed on and took back the underlying collateral on one loan with a net carrying value of $13.0 million.
Agency Business Activity. Servicing portfolio of $36.80 billion (up $99.0 million) with loan originations totaling $907.0 million.
Suspension of Common Stock Dividend. In October 2026, our Board of Directors elected to suspend the quarterly common stock dividend effective immediately as part of our strategy to preserve capital and maintain financial flexibility to address upcoming debt maturities and support the resolution of legacy assets.
Current Market Conditions, Risks and Recent Trends
Interest rates remain elevated and continue to present significant challenges to the commercial real estate market. In September 2026, the Federal Reserve increased the federal funds rate by 25 basis points, bringing the target range for the federal funds rate to 3.75% to 4.00%. Market expectations suggest the possibility of additional rate increases during the remainder of 2026, although the timing and direction of future monetary policy actions remain uncertain. Despite relatively limited changes in short-term benchmark rates during 2026, longer-term treasury yields have increased significantly, resulting in higher borrowing costs, increased required investment returns, downward pressure on commercial real estate valuations and reduced transaction activity, particularly in the multifamily sector. These conditions have also extended the time required to resolve certain delinquent loans and REO assets. Current market expectations remain uncertain and have shifted during 2026, with the timing and direction of any additional monetary policy actions dependent on inflation, labor market conditions, economic growth and financial market conditions. Although short-term rates have declined from their peaks, the rate environment remains elevated, has persisted longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. Additionally, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict involving Iran and related energy market volatility, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the July 2025 enactment of the OBBBA, as described below. Accordingly, it remains difficult to predict where short- and long-term rates will settle during the remainder of 2026.
This prolonged rate environment, which has seen a recent significant increase, has resulted in, and may continue to result in, higher payment delinquencies and defaults, more loan modifications and foreclosures and declines in real estate values in certain asset classes, which have adversely affected, and may continue to adversely affect, our results of operations, financial condition, business prospects, liquidity and ability to make distributions to stockholders. These conditions have also made it more difficult to resolve delinquent loans, contributing to additional foreclosures and REO assets on our balance sheet. When we take title to assets through foreclosure, we generally seek to dispose of these assets through third-party sales. However, depending on market conditions and asset-specific factors, we may evaluate other alternatives, such as recapitalizations and joint venture structures, intended to optimize recoveries and reduce our REO exposure. These efforts may include enhanced property management, capital improvements and deferred maintenance, re-leasing vacant space, renewing or restructuring leases and other stabilization initiatives designed to improve occupancy, cash flow and marketability. Higher financing costs and lower property valuations have further constrained refinancing and disposition alternatives, extending the resolution of certain legacy loans and REO assets and contributing to increased specific credit loss reserves and REO impairments. These conditions could continue to delay recoveries and result in additional reserves or impairments. The continued challenging market environment and extended timeframe for resolving certain legacy assets have also increased our focus on preserving capital and maintaining adequate liquidity. Accordingly, we have taken additional measures to strengthen our liquidity position, including the suspension of our quarterly common stock dividend.
We continue to apply disciplined underwriting and risk management practices and work closely with borrowers to protect portfolio quality and mitigate potential losses, including, where appropriate, modifying loan terms. However, given the current interest rate environment and inflationary pressures, we cannot assure that our loan portfolio will continue to perform in accordance with current contractual terms. Additionally, we have experienced occupancy pressures in certain markets at some underlying multifamily properties associated with heightened immigration enforcement activity, which has adversely affected property cash flows and borrower payment performance. We continue to assess the extent and duration of these property specific effects.
An elevated rate environment generally benefits our net interest income because our structured loan portfolio exceeds our corresponding debt balances, the substantial majority of our loan portfolio is floating rate based on SOFR and a meaningful portion of our debt, including senior unsecured notes, is fixed rate. As a result, increases in interest income generally tend to outpace increases in interest expense, and earnings on our cash and escrow balances also benefit from higher rates. These benefits, however, have been increasingly offset by the adverse effects of a prolonged elevated rate environment, including higher delinquencies, more loan modifications and foreclosures, lower loan originations, reduced cash and escrow balances and pressure on certain commercial real estate values, which can result in higher reserves when collateral values are considered insufficient to fully repay loans. More recently, the increase in non-accruing loans and related reversals of previously accrued interest, together with additional borrowing costs associated with our financing activities, has adversely affected net interest income notwithstanding higher benchmark rates on performing floating rate loans. New delinquencies and the placement of loans on non-accrual status have reduced interest income and, in certain cases, resulted in the reversal of previously accrued interest. In addition, incremental borrowings and increased leverage used to support liquidity may increase interest expense, placing further pressure on net interest income until non-performing assets are resolved or returned to performing status.
The overall reductions in short-term interest rates have reduced, and are expected to continue to reduce, net interest income on our floating rate loan portfolio and earnings on our cash and escrow balances. In addition, if short-term interest rates decline, our interest income and earnings on cash and escrow balances could decline further, while the benefit to our interest expense may be limited to the extent our debt is fixed rate or does not reprice at the same pace. Conversely, if short-term or long-term rates continue to increase, or remain elevated for an extended period, borrower performance, collateral values, loan origination volumes, transaction activity and our ability to resolve delinquent loans could be further adversely affected. For additional information, see “Quantitative and Qualitative Disclosures about Market Risk” below.
Elevated and volatile interest rates, together with geopolitical uncertainty, including the conflict involving Iran, have also disrupted portions of the financial services, real estate and credit markets. These conditions have contributed to weaker performance in certain of our legacy assets, leading to increased defaults and delinquencies. If these conditions continue to affect our borrowers and their tenants, or if other risks described in our SEC filings materialize, our liquidity and capital resources could be further adversely affected. These continued challenging market conditions may also have an impact on the fair value of reporting units used in our annual goodwill assessment resulting in the possible recognition of a future goodwill impairment charge. Notwithstanding these conditions, we have continued to access capital through a variety of financing vehicles to support our operations and strengthen our business. In addition, while a majority of our cash is held at major financial institutions and balances frequently exceed insured limits, we mitigate this exposure by diversifying deposits across counterparties. Because these deposits are generally demand deposits maintained with institutions with reputable credit, we believe we bear minimal credit risk. Higher long-term borrowing rates have also reduced borrower refinancing alternatives and delayed certain Agency Business loan originations and closings, including transactions in our pipeline. These conditions have adversely affected transaction volumes and gain-on-sale opportunities and may continue to affect the timing and amount of related fee and mortgage servicing rights income.
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

Changes in Financial Condition
Assets — Comparison of balances at September 30, 2026 to December 31, 2025:
Our Structured loan and investment portfolio balance was $12.00 billion and $12.11 billion at September 30, 2026 and December 31, 2025, respectively. There was a slight decrease from December 31, 2025, which was primarily due to loans we foreclosed on and received ownership of the underlying collateral as REO assets and loan runoff exceeding loan originations by $59.0 million (see below for details).
The portfolio had a weighted average current interest pay rate of 6.54% and 6.49% at September 30, 2026 and December 31, 2025, respectively. Including certain fees earned and costs, the weighted average current interest rate was 6.97% and 7.08% at September 30, 2026 and December 31, 2025, respectively. Our debt that finances our Structured loan and investment portfolio totaled $10.75 billion and $10.46 billion at September 30, 2026 and December 31, 2025, respectively, with a weighted average funding cost of 6.40% and 6.16%, respectively, which excludes financing costs. Including financing costs, the weighted average funding rate was 6.69% and 6.45%, at September 30, 2026 and December 31, 2025, respectively.
Activity from our Structured Business portfolio is comprised of the following ($ in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Loans originated	$459,225	$1,915,794
Number of loans	12	32
Weighted average interest rate	8.56%	7.81%

Loan runoff	$573,989	$1,974,767
Number of loans	17	65
Weighted average interest rate	7.89%	7.87%

Loans modified	$192,142	$1,057,866
Number of loans	6	26

Loans extended	$1,550,190	$3,927,731
Number of loans	55	171
Loans held-for-sale from the Agency Business decreased $172.3 million, primarily from loan sales exceeding originations by $101.2 million as noted in the following table ($ in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Loan Originations	Loan Sales	Loan Originations	Loan Sales
Fannie Mae	$574,805	$625,440	$1,764,750	$1,937,747
Freddie Mac	185,679	294,503	705,212	707,437
FHA	129,456	41,170	183,046	109,067
SFR - Fixed Rate	17,039	17,039	38,311	38,311
Total	$906,979	$978,152	$2,691,319	$2,792,562
Investments in equity affiliates increased $14.1 million, primarily due to an investment in a multifamily property in the second quarter of 2026.

Real estate owned decreased $7.8 million, primarily due to the sale of eleven multifamily properties for $153.0 million and $60.2 million of impairment charges recorded in 2026, partially offset by the foreclosure of nine multifamily bridge loans totaling $184.6 million, through which we took back the underlying collateral, and $37.0 million of capital expenditures.

Other assets decreased $35.8 million, primarily due to the payoff of unsecured line of credit loans and a decrease in interest receivable mainly due to the collection of deferred interest on modified/delinquent loans.
Liabilities – Comparison of balances at September 30, 2026 to December 31, 2025:
Credit and repurchase facilities increased $27.2 million, primarily due to the transfer of loans into repurchase facilities from the unwind of CLO 17, partially offset by loans transferring into newly issued CLOs (CLO 21 and CLO 22).

Securitized debt increased $162.0 million, primarily due to the issuance of CLO 21 and CLO 22, partially offset by the unwind of CLO 17 and paydowns on our existing securitizations.
Senior unsecured notes decreased $439.6 million, primarily due to the redemptions of our $270.0 million 4.50% senior notes and our $175.0 million 5.00% senior notes.
In July 2026, we issued $375.0 million of our 6.25% Convertible Notes.
Notes payable — real estate owned increased $32.0 million, primarily due to the addition of notes payable on three new REO assets and additional financing received on two existing REO assets, partially offset by payoffs in connection with REO sales.
Allowance for loss sharing obligations increased $26.6 million, primarily due to specific and general CECL reserves taken in 2026 as a result of a softer outlook for commercial real estate during 2026.
Equity
See Note 16 for details of our stock transactions, dividends declared and deferred compensation transactions.
Agency Servicing Portfolio
The following table sets forth the characteristics of our loan servicing portfolio collateralizing our mortgage servicing rights and servicing revenue ($ in thousands):

	September 30, 2026
Product	Portfolio UPB	Loan Count	Wtd. Avg. Age of Portfolio (years)	Wtd. Avg. Life of Portfolio (years)	Interest Rate Type		Wtd. Avg. Note Rate	Annualized Prepayments as a % of Portfolio (1)	Delinquencies as a % of Portfolio (2)
					Fixed	Adjustable
Fannie Mae	$24,545,520	2,635	4.5	5.0	97%	3%	4.72%	2.74%	4.09%
Freddie Mac	7,664,059	1,030	3.4	5.5	91%	9%	5.02%	4.00%	3.53%
Private Label	2,461,505	152	5.1	3.8	100%	—	4.18%	—	4.13%
FHA	1,641,273	113	4.7	18.9	100%	—	4.02%	0.30%	—
SFR - Fixed Rate	255,087	45	3.3	3.9	100%	—	5.93%	1.88%	1.76%
Bridge	235,888	2	3.5	1.7	100%	—	6.21%	—	—
Total	$36,803,332	3,977	4.3	5.6	96%	4%	4.74%	2.69%	3.75%

	December 31, 2025
Fannie Mae	$24,085,960	2,702	4.2	5.5	97%	3%	4.68%	3.58%	2.59%
Freddie Mac	7,455,088	1,109	3.1	5.9	90%	10%	4.98%	3.63%	3.96%
Private Label	2,558,048	159	4.4	4.5	100%	—	4.16%	0.44%	1.35%
FHA	1,549,483	107	4.3	19.1	100%	—	3.91%	1.11%	—
Bridge	277,738	3	3.0	2.2	85%	15%	6.31%	—	—
SFR - Fixed Rate	277,490	51	3.3	4.0	100%	—	5.62%	2.42%	1.62%
Total	$36,203,807	4,131	4.0	6.1	96%	4%	4.69%	3.22%	2.65%
________________________
(1)Prepayments reflect loans repaid prior to six months from the loan maturity. The majority of our loan servicing portfolio has a prepayment protection term and therefore, we may collect a prepayment fee which is included as a component of servicing revenue, net. See Note 5 for details.
(2)Delinquent loans reflect loans that are contractually 60 days or more past due. At September 30, 2026 and December 31, 2025, delinquent loans totaled $1.38 billion and $959.0 million, respectively. At September 30, 2026, there were three loans totaling $21.1 million in bankruptcy and forty-four loans totaling $475.4 million were foreclosed. At December 31, 2025, there were five loans totaling $56.0 million in bankruptcy and nineteen loans totaling $176.5 million were foreclosed.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table provides our consolidated operating results ($ in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	Amount	Percent

Interest income	$221,921	$223,001	$(1,080)	0%
Interest expense	184,249	184,735	(486)	0%
Net interest income	37,672	38,266	(594)	(2)%
Other revenue:
Gain on sales, including fee-based services, net	10,925	23,340	(12,415)	(53)%
Mortgage servicing rights	11,078	15,538	(4,460)	(29)%
Servicing revenue, net	25,741	29,652	(3,911)	(13)%
Property operating income	7,873	4,189	3,684	88%
Gain (loss) on derivative instruments, net	279	(2,206)	2,485	nm
Other income, net	525	3,650	(3,125)	(86)%
Total other revenue	56,421	74,163	(17,742)	(24)%
Other expenses:
Employee compensation and benefits	42,524	44,169	(1,645)	(4)%
Selling and administrative	15,384	13,698	1,686	12%
Property operating expenses	11,804	7,296	4,508	62%
Depreciation and amortization	5,868	5,355	513	10%
Impairment loss on real estate owned	34,050	—	34,050	nm
Provision for loss sharing, net	12,625	8,256	4,369	53%
Provision for credit losses, net	55,506	19,694	35,812	182%
Total other expenses	177,761	98,468	79,293	81%
(Loss) income before gain (loss) on real estate, (loss) income from equity affiliates and income taxes	(83,668)	13,961	(97,629)	nm
Gain (loss) on real estate	1,574	(555)	2,129	nm
(Loss) income from equity affiliates	(1,494)	46,204	(47,698)	nm
Benefit from (provision for) income taxes	1,181	(7,594)	8,775	nm
Net (loss) income	(82,407)	52,016	(134,423)	nm
Preferred stock dividends	10,342	10,342	—	—
Net (loss) income attributable to noncontrolling interest	(7,395)	3,211	(10,606)	nm
Net (loss) income attributable to common stockholders	$(85,354)	$38,463	$(123,817)	nm
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Three Months Ended September 30,
	2026			2025
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,311,344	$189,798	6.66%	$11,158,987	$190,070	6.76%
Mezzanine	304,951	5,328	6.93%	278,505	7,394	10.53%
Construction - Multifamily	279,951	7,386	10.47%	157,075	4,424	11.17%
Preferred equity investments	218,478	6,205	11.27%	164,095	4,199	10.15%
Other	—	—	—	2,333	54	9.18%
Core interest-earning assets	12,114,724	208,717	6.84%	11,760,995	206,141	6.95%
Cash equivalents	202,221	1,991	3.91%	242,727	2,113	3.45%
Total interest-earning assets	$12,316,945	$210,708	6.79%	$12,003,722	$208,254	6.88%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$5,156,640	$88,013	6.77%	$4,089,604	$76,735	7.44%
CLO	3,346,637	50,802	6.02%	3,889,945	65,412	6.67%
Unsecured debt	2,041,794	38,168	7.42%	1,798,397	30,413	6.71%
Trust preferred	154,336	2,735	7.03%	154,336	2,934	7.54%
Q Series securitization	—	—	—	26,832	664	9.82%
Total interest-bearing liabilities	$10,699,407	179,718	6.66%	$9,959,114	176,158	7.02%
Net interest income		$30,990			$32,096
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $3.5 million decrease in our Agency Business, partially offset by a $2.5 million increase from our Structured Business. The decrease in our Agency Business was primarily due to lower average loan balances resulting from reduced loan volume and lower interest earned on cash balances, partially offset by higher average yields. The increase in our Structured Business was primarily due to higher average loan balances, as loan originations exceeded runoff, partially offset by a decrease in average yields resulting mainly from an increase in non-performing loans and loan modifications.
The decrease in interest expense was mainly due to a $4.0 million decrease in our Agency Business, partially offset by a $3.6 million increase from our Structured Business. The decrease in our Agency Business was primarily due to lower average debt balances resulting from a decrease in our average loans held-for-sale. The increase in our Structured Business was primarily due to an increase in the average balance of our interest-bearing liabilities from an increase in the average loan portfolio and the issuance of convertible senior unsecured notes, partially offset by CLO debt paydowns and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 52% decrease in loan sales volume ($1.05 billion) and by a 3% decrease in the sales margin from 1.15% to 1.12%. The decrease in the sales margin was mainly due to a decrease in the Fannie Mae sales margin, which includes the impact of larger portfolio deals in 2026 that produce lower margins.
The decrease in income from MSRs was primarily due to a 59% decrease in loan commitment volume ($1.18 billion), partially offset by a 73% increase in the MSR rate from 0.78% to 1.35%. The increase in the MSR rate was mainly due to a higher concentration of Fannie Mae loan commitment volume, which generate higher servicing fees.

The decrease in servicing revenue, net was primarily due to a decrease in earnings on escrow balances from lower average balances.
Other Income (Loss)
The increases in property operating income and expenses were due to the addition of several new REO assets.
The gain (loss) on derivative instruments in 2026 and 2025 were related to changes in the fair values of our forward sale commitments and swaps held by our Agency Business as a result of changes in market interest rates.
The decrease in other income, net was primarily due to increases in the fair value of our Private Label loans from our Agency Business recognized in 2025, as well as a decrease in loan modification fees.
Other Expenses
The decrease in employee compensation and benefits expense was primarily due to a decrease in commissions from lower GSE/Agency loan sales volume and lower compensation due to a reduction in overall headcount.

The increase in selling and administrative expenses was primarily due to increases in professional and legal fees related to elevated delinquent loan and foreclosure activity.
In 2026, we recorded a $34.1 million impairment loss related to certain REO assets that we acquired through foreclosure in prior periods, which represents the extent to which the carrying value exceeded its estimated fair value at the current period end.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
The increase in the provision for credit losses, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
Gain (Loss) on Real Estate

The gain on real estate in 2026 represents an aggregate gain recognized on the sale of five REO properties; while in 2025, we sold an REO asset for $10.1 million and recognized a $0.6 million loss.
(Loss) Income from Equity Affiliates
Loss from equity affiliates in 2026 primarily reflects losses from several investments totaling $3.8 million, partially offset by income from other investments totaling $2.3 million, including $1.6 million related to a cash distribution received from our Lexford joint venture; while income from equity affiliates in 2025 primarily reflects $48.0 million of income recognized related to the cash distribution from Lexford.
Benefit from (Provision for) Income Taxes
In 2026, we recorded a tax benefit of $1.2 million, which consisted of a current tax provision of $1.0 million and a deferred tax benefit of $2.2 million. In 2025, we recorded a tax provision of $7.6 million, which consisted of a current tax provision of $9.4 million and a deferred tax benefit of $1.8 million.
Net (Loss) Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). At September 30, 2026 and 2025, there were 16,165,771 and 16,173,761 OP Units outstanding, respectively, which represented 8.0% and 7.6%, respectively, of our outstanding stock.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table provides our consolidated operating results ($ in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	Amount	Percent

Interest income	$687,826	$703,997	$(16,171)	(2)%
Interest expense	537,212	521,564	15,648	3%
Net interest income	150,614	182,433	(31,819)	(17)%
Other revenue:
Gain on sales, including fee-based services, net	38,607	49,779	(11,172)	(22)%
Mortgage servicing rights	32,849	34,598	(1,749)	(5)%
Servicing revenue, net	75,360	82,692	(7,332)	(9)%
Property operating income	24,246	14,028	10,218	73%
Gain on derivative instruments, net	827	1,413	(586)	(41)%
Other income, net	4,858	12,059	(7,201)	(60)%
Total other revenue	176,747	194,569	(17,822)	(9)%
Other expenses:
Employee compensation and benefits	135,304	131,386	3,918	3%
Selling and administrative	48,205	44,868	3,337	7%
Property operating expenses	36,438	17,572	18,866	107%
Depreciation and amortization	18,901	14,947	3,954	26%
Impairment loss on real estate owned	60,200	—	60,200	nm
Provision for loss sharing, net	30,634	14,258	16,376	115%
Provision for credit losses, net	99,485	47,773	51,712	108%
Total other expenses	429,167	270,804	158,363	58%
(Loss) income before extinguishment of debt, loss on real estate, income from equity affiliates and income taxes	(101,806)	106,198	(208,004)	nm
Loss on extinguishment of debt	—	(2,319)	2,319	nm
Loss on real estate	(498)	(4,813)	4,315	(90)%
Income from equity affiliates	4,810	47,224	(42,414)	(90)%
Provision for income taxes	(4,054)	(14,583)	10,529	(72)%
Net (loss) income	(101,548)	131,707	(233,255)	nm
Preferred stock dividends	31,027	31,027	—	—
Net (loss) income attributable to noncontrolling interest	(10,507)	7,828	(18,335)	nm
Net (loss) income attributable to common stockholders	$(122,068)	$92,852	$(214,920)	nm
________________________
nm — not meaningful

The following table presents the average balance of our Structured Business interest-earning assets and interest-bearing liabilities, associated interest income (expense) and the corresponding weighted average yields ($ in thousands):

	Nine Months Ended September 30,
	2026			2025
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Structured Business interest-earning assets:

Bridge loans	$11,294,643	$592,014	7.01%	$11,066,489	$625,717	7.56%
Mezzanine	299,496	17,919	8.00%	264,120	19,857	10.05%
Construction - Multifamily	279,173	21,576	10.33%	74,784	6,353	11.36%
Preferred equity investments	207,631	17,208	11.08%	154,385	11,524	9.98%
Other	—	—	—	2,825	200	9.47%
Core interest-earning assets	12,080,943	648,717	7.18%	11,562,603	663,651	7.67%
Cash equivalents	211,819	5,596	3.53%	181,203	4,669	3.44%
Total interest-earning assets	$12,292,762	$654,313	7.12%	$11,743,806	$668,320	7.61%

Structured Business interest-bearing liabilities:

Credit and repurchase facilities	$4,966,576	$251,573	6.77%	$4,000,547	$224,533	7.50%
CLO	3,404,798	153,844	6.04%	3,822,730	187,685	6.56%
Unsecured debt	2,007,490	109,132	7.27%	1,622,106	80,321	6.62%
Trust preferred	154,336	8,049	6.97%	154,336	8,831	7.65%
Q Series securitization	—	—	—	35,432	2,225	8.40%
Total interest-bearing liabilities	$10,533,200	522,598	6.63%	$9,635,151	503,595	6.99%
Net interest income		$131,715			$164,725
________________________
(1)Based on UPB for loans, amortized cost for securities and principal amount of debt.
(2)Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.
Net Interest Income
The decrease in interest income was mainly due to a $14.0 million decrease in our Structured Business. The decline was primarily due to a decrease in the average yield on our core interest-earning assets, partially offset by an increase in the average balance of our core interest-earning assets (loan originations exceeded runoff) and, to a lesser extent, higher average bank balances. The decrease in the average yield was mainly from a decline in SOFR, the reversal of interest income on non-performing loans and loan modifications at lower rates.
The increase in interest expense was mainly due to a $19.0 million increase from our Structured Business, primarily due to an increase in the average balance of our interest-bearing liabilities from an increase in the average loan portfolio and the issuance of senior unsecured notes. This was partially offset by CLO debt paydowns and a reduction in the average cost of interest-bearing liabilities (mainly from a decrease in SOFR).
Agency Business Revenue
The decrease in gain on sales, including fee-based services, net was primarily due to a 22% decrease in loan sales volume ($772.1 million).
The decrease in income from MSRs was primarily due to a 21% decrease in loan commitment volume ($736.7 million), partially offset by a 20% increase in the MSR rate from 0.99% to 1.19%. The increase in the MSR rate was mainly due to a higher concentration of Fannie Mae loan commitment volume, which generate higher servicing fees.
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
Other Expenses
The increase in employee compensation and benefits expense was primarily due to higher salaries and incentive compensation associated with executive-level hires and merit-based compensation increases for existing employees. These increases were partially offset by a decrease in commissions from lower GSE/Agency loan sales volume and a reduction in overall headcount at the end of the second quarter of 2026.

The increase in selling and administrative expenses was primarily due to increases in professional and legal fees related to elevated delinquent loan and foreclosure activity.

In 2026, we recorded a $60.2 million impairment loss related to certain REO assets that we acquired through foreclosure in prior periods, which represents the extent to which the carrying value exceeded its estimated fair value at the current period end.
The increase in the provision for loss sharing, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
The increase in the provision for credit losses, net primarily reflects larger specific loan impairment reserves taken in 2026, in addition to a softer outlook for commercial real estate in 2026, compared to 2025.
Loss on Extinguishment of Debt
The loss on extinguishment of debt in 2025 reflects deferred financing fees recognized in connection with the unwind of CLOs.
Loss on Real Estate
The loss on real estate in 2026 primarily reflects net losses recognized on the sales of several REO assets. The loss on real estate in 2025 is comprised of a $4.7 million loss on below market debt related to financing on the sale of several REO assets and a $1.7 million loss on the foreclosure of loans we took back as REO assets, partially offset by a $1.6 million gain on REO sales.
Income from Equity Affiliates
Income from equity affiliates in 2026 primarily reflects $10.4 million of income recognized related to cash distributions received from our Lexford joint venture, partially offset by losses from several investments; while income from equity affiliates in 2025 primarily reflects $51.4 million of income recognized related to the cash distributions received from Lexford, partially offset by losses from our investments in AMAC III and a residential banking business totaling $4.4 million.
Provision for Income Taxes
In 2026, we recorded a tax provision of $4.1 million, which consisted of a current tax provision of $11.0 million and a deferred tax benefit of $6.9 million. In 2025, we recorded a tax provision of $14.6 million, which consisted of a current tax provision of $18.1 million and a deferred tax benefit of $3.5 million.
Net (Loss) Income Attributable to Noncontrolling Interest
The noncontrolling interest relates to the outstanding OP Units (see Note 16). At September 30, 2026 and 2025, there were 16,165,771 and 16,173,761 OP Units outstanding, respectively, which represented 8.0% and 7.6%, respectively, of our outstanding stock.
Liquidity and Capital Resources
Sources of Liquidity. Liquidity is a measure of our ability to meet our potential cash requirements, including ongoing commitments to repay borrowings, satisfaction of collateral requirements under the Fannie Mae DUS risk-sharing agreement and, as an approved designated seller/servicer of Freddie Mac’s SBL program, operational liquidity requirements of the GSE agencies, fund new loans and investments, fund operating costs and distributions to our stockholders, fund capital expenditures and other property level costs associated with REO assets (including tenant improvements and rehabilitation/ renovation costs) and to fund draws due under unfunded loan commitments, as well as other general business needs. Effective October 30, 2026, the dividend rate on our Series F preferred stock transitioned from 6.25% to a floating rate of three-month term SOFR plus 5.442%, which will result in an increase in our preferred stock dividend requirements based on current SOFR rates. Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, proceeds from CLOs and securitizations, debt facilities and cash flows from operations. We closely monitor our liquidity position, including upcoming debt maturities and cash requirements to operate and resolve our legacy portfolio. Our liquidity strategy includes retaining cash, realizing proceeds from loan repayments, loan sales and REO dispositions, and seeking additional borrowing capacity through financing and securitization transactions. The timing and amounts of these sources depend on market conditions, asset performance and execution of planned transactions, and there can be no assurance that projected liquidity will be adequate to meet our liquidity needs. In light of the challenging interest rate and credit environment, we are prioritizing liquidity and capital preservation, including maintaining resources to repay upcoming debt maturities. We expect to seek additional liquidity through loan repayments, sales of loans, dispositions of REO assets, improved utilization of existing financing arrangements, and capital retention through dividend suspension. The timing and proceeds of these actions depend on market conditions, borrower performance, counterparties and other factors and may differ from our expectations.

The elevated and volatile interest rates, together with geopolitical uncertainty, including the conflict involving Iran, have caused some disruptions in financial services, real estate and credit markets. As stated earlier, these conditions have contributed to weaker performance of certain of our legacy assets, leading to increased defaults, delinquencies and foreclosures. If these conditions continue to affect our borrowers and their tenants, or if other risks described in our SEC filings materialize, our liquidity and capital resources could be further adversely affected. Higher financing rates and weaker property level operating performance may reduce expected proceeds or extend the timing of loan and REO dispositions, while continued delinquencies and non-accrual status may reduce recurring cash receipts. Additional reserves and impairments do not themselves represent cash outflows, but underlying collateral shortfalls, funding commitments and resolution expenses may affect available liquidity. Accordingly, we may experience delays in converting certain legacy loans and REO assets into cash, and the proceeds ultimately realized may be lower than previously anticipated. These developments may increase the amount and duration of capital required to manage and resolve these assets.

In October 2026, our Board of Directors elected to suspend the quarterly common stock dividend effective immediately. This decision was made to preserve capital and maintaining financial flexibility to address upcoming debt maturities and support the resolution of legacy assets.
As described in Note 10, certain of our repurchase facilities include margin call provisions associated with changes in interest spreads which are designed to limit the lenders credit exposure. If we experience significant decreases in the value of the properties serving as collateral under these repurchase agreements, which is set by the lenders based on current market conditions, the lenders have the right to require us to repay all, or a portion, of the funds advanced, or provide additional collateral. While we expect to extend or renew all of our facilities as they mature, we cannot provide assurance that they will be extended or renewed on as favorable terms. As we pursue additional leverage and other financing efficiencies, we may incur increased interest expense, collateral requirements or refinancing exposure. Our ability to access this capacity remains subject to lender terms, eligible collateral and compliance with applicable covenants.
We had $11.01 billion in total structured debt outstanding at September 30, 2026. Of this total, $5.79 billion, or 53%, does not contain mark-to-market provisions and is comprised of non-recourse securitized debt, senior unsecured debt and junior subordinated notes. The remaining $5.22 billion of debt is in credit and repurchase facilities with several different banks that we have long-standing relationships with. At September 30, 2026, we had $2.24 billion of debt from credit and repurchase facilities that were subject to margin calls related to changes in interest spreads.
In addition to our ability to extend our credit and repurchase facilities and raise funds from equity and debt offerings, we also have a $36.80 billion agency servicing portfolio at September 30, 2026, which is mostly prepayment protected, and escrow/cash balances that generates approximately $197 million per year in recurring gross cash flow. Although servicing fees provide recurring cash receipts, lower interest earned on escrow balances, elevated agency delinquencies and slower loan production may affect the level and growth of cash flows from the Agency Business. While this servicing portfolio is an important recurring source of operating cash flow, it does not eliminate our exposure to weaker origination activity, lower escrow earnings or losses and cash demands arising from the Structured Business.
To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT-taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital and liquidity requirements. Our Board of Directors suspended quarterly common stock dividends as part of our strategy to preserve capital and increase liquidity available to repay upcoming debt maturities, fund our operations and facilitate the resolution of legacy loans and REO assets. The suspension will reduce cash requirements for common stock distributions, subject to distributions that may be necessary to satisfy applicable REIT requirements.
Cash Flows. Cash flows provided by operating activities totaled $351.5 million during the nine months ended September 30, 2026 and consisted primarily of net cash inflows of $168.3 million from loan sales exceeding loan originations in our Agency Business and the benefit of non-cash expenses included in our net loss, principally provisions for credit losses and loss-sharing obligations of $130.1 million, depreciation and amortization of $84.1 million and impairment losses on REO assets of $60.2 million.

Cash flows used in investing activities totaled $0.6 million during the nine months ended September 30, 2026 and consisted primarily of net cash outflows of $26.9 million related to REO activity and net contributions of $20.1 million related to certain equity affiliates (contributions exceeded distributions), partially offset by $32.0 million of net cash inflows in connection with loan and investment activity (Structured Business loan payoffs and paydowns totaling $2.06 billion exceeded originations totaling $2.02 billion).
Cash flows used in financing activities totaled $210.6 million during the nine months ended September 30, 2026 and consisted primarily of $445.0 million payoff of our senior notes, $166.8 million of common stock repurchases and $163.7 million of distributions to our stockholders and OP Unit holders, partially offset by net cash inflows of $375.0 million from issuance of convertible senior notes, $168.6 million of net securitized debt activity (proceeds exceeded payoffs and paydowns), and $56.5 million from debt facility activities (financed loan originations were greater than facility paydowns).
Unencumbered Assets. At September 30, 2026, we had total unencumbered assets with a carrying value of $2.83 billion, consisting of cash and cash equivalents of $439.7 million, loans of $692.0 million, securitization investments of $971.9 million, MSRs of $315.0 million and $409.9 million of other assets not encumbered by any portion of secured indebtedness. Our unencumbered assets to unsecured debt ratio was 1.43x at September 30, 2026, compared to the minimum of 1.20x required by our outstanding $400.0 million 8.50% senior unsecured notes due in December 2028 and our outstanding $500.0 million 7.875% senior unsecured notes due in July 2030.
Agency Business Requirements. The Agency Business is subject to supervision by certain regulatory agencies. Among other things, these agencies require us to meet certain minimum net worth, operational liquidity and restricted liquidity collateral requirements, purchase and loss obligations and compliance with reporting requirements. Our adjusted net worth and operational liquidity exceeded the agencies’ requirements at September 30, 2026. Our restricted liquidity and purchase and loss obligations were satisfied with letters of credit totaling $75.0 million and cash. See Note 14 for details about our performance regarding these requirements.
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
Debt Facilities. We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments and substantially all our loans held-for-sale. The following is a summary of our debt facilities ($ in thousands):

Debt Instruments	September 30, 2026
	Commitment	UPB (1)	Available	Maturity Dates (2)
Structured Business
Credit and repurchase facilities (3)	$8,229,354	$4,964,837	$3,264,517	2026 - 2029
Securitized debt (4)	3,654,375	3,654,375	—	2026 - 2030
Senior unsecured notes	1,605,000	1,605,000	—	2027 - 2030
Convertible senior unsecured notes	375,000	375,000	—	2029
Junior subordinated notes	154,336	154,336	—	2034 - 2037
Notes payable - real estate owned	254,977	254,977	—	2026 - 2027
Structured Business total	14,273,042	11,008,525	3,264,517

Agency Business
Credit and repurchase facilities (3)(5)	1,750,000	223,237	1,526,763	2026 - 2027
Consolidated total	$16,023,042	$11,231,762	$4,791,280
________________________
(1)Excludes the impact of deferred financing costs.
(2)See Note 14 for a breakdown of debt maturities by year. These maturity dates exclude extension options.
(3)Commitment totals exclude available overadvances.
(4)Maturity dates represent the weighted average remaining maturity based on the underlying collateral at September 30, 2026.
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

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month End
September 30, 2026	$5,440,864	$5,188,074	$5,923,617
June 30, 2026	5,399,362	5,821,983	5,904,505
March 31, 2026	5,005,616	4,977,857	5,319,936
December 31, 2025	4,917,924	5,161,707	5,556,285
September 30, 2025	4,633,344	4,133,965	5,553,722
Our debt facilities, including their restrictive covenants, are described in Note 10.
Off-Balance Sheet Arrangements. At September 30, 2026, we had no off-balance sheet arrangements.
Inflation. Interest rates remain elevated and continue to present significant challenges to the commercial real estate market. In September 2026, the Federal Reserve increased the federal funds rate by 25 basis points bringing the target range for the federal funds rate to 3.75% to 4.00%. Despite relatively limited changes in short-term benchmark rates during 2026, longer-term treasury yields have increased significantly, resulting in higher borrowing costs, downward pressure on commercial real estate valuations and reduced transaction activity. Current market expectations remain uncertain and have shifted during 2026, with the timing and direction of any additional monetary policy actions dependent on inflation, labor market conditions, economic growth and financial market conditions. Although short-term rates have declined from their peaks, the rate environment remains elevated, has remained elevated longer than anticipated and could persist even longer if inflation and other key economic indicators do not align with the Federal Reserve’s expectations. Additionally, long-term rates remain volatile following the current administration’s adoption of increased tariffs, related litigation, geopolitical developments, including the conflict involving Iran and related energy market volatility, and broader macroeconomic uncertainty. Expectations for long-term rates in 2026 remain mixed, reflecting uncertainty around long-term inflation, fiscal policy, increased federal spending and larger deficits, including the effects of the OBBBA. Accordingly, it remains difficult to predict where short- and long-term rates will settle during the remainder of 2026.
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
Contractual Obligations. During the nine months ended September 30, 2026, the following significant changes were made to our contractual obligations disclosed in our 2025 Annual Report:

•Closed two CLOs (CLO 21/CLO 22) totaling $1.59 billion of notes issued, of which $201.0 million of notes were retained by us;
•Unwound CLO 17, repaying $787.0 million of outstanding notes;
•Modified existing debt facilities resulting in a net increase in the committed amount by approximately $600 million;
•Redeemed our 4.50% senior notes totaling $270.0 million and our 5.00% senior notes totaling $175.0 million;
•Issued $375.0 million of 6.25% Convertible Notes;
•Entered into a new $300.0 million credit facility; and
•Paid down outstanding notes on existing securitizations totaling $224.5 million.
Refer to Note 14 for a description of our debt maturities by year and unfunded commitments at September 30, 2026.
Derivative Financial Instruments
We enter into derivative financial instruments in the normal course of business to manage the potential loss exposure caused by fluctuations of interest rates. See Note 12 for details.
Critical Accounting Policies
Refer to Note 2 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for a discussion of our critical accounting policies. During the nine months ended September 30, 2026, there were no material changes to these policies.

Non-GAAP Financial Measures
Distributable (Loss) Earnings. We are presenting distributable earnings because we believe it is an important supplemental measure of our operating performance and is useful to investors, analysts and other parties in the evaluation of REITs and their ability to provide dividends to stockholders. Dividends are one of the principal reasons investors invest in REITs. To maintain REIT status, REITs are required to distribute at least 90% of their REIT-taxable income. We consider distributable earnings in determining our quarterly dividend and believe that, over time, distributable earnings is a useful indicator of our dividends per share.

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
Distributable (loss) earnings are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (loss) income attributable to common stockholders	$(85,354)	$38,463	$(122,068)	$92,852
Adjustments:
Net (loss) income attributable to noncontrolling interest	(7,395)	3,211	(10,507)	7,828
Income from mortgage servicing rights	(11,078)	(15,538)	(32,849)	(34,598)
Deferred tax benefit	(2,179)	(1,791)	(6,970)	(3,532)
Amortization and write-offs of MSRs	20,082	18,906	60,515	59,595
Depreciation and amortization	6,813	6,089	21,503	17,240
Loss on extinguishment of debt	—	—	—	2,319
Provision for credit losses, net	46,783	18,381	66,437	27,572
Loss (gain) on derivative instruments, net	1,943	2,110	2,763	(3,261)
Loss on real estate	20,392	369	38,310	5,035
Stock-based compensation	3,111	2,738	12,140	11,284
Distributable (loss) earnings (1)	$(6,882)	$72,938	$29,274	$182,334

Diluted weighted average shares outstanding - GAAP (2)(3)	168,916,898	210,517,762	184,546,941	208,807,751
Add: Dilutive effect of OP Units and RSUs (1)(3)	16,167,704	—	17,085,930	—
Diluted weighted average shares outstanding - Non-GAAP (1)(2)(3)	185,084,602	210,517,762	201,632,871	208,807,751

Diluted distributable (loss) earnings per share (1)(3)	$(0.04)	$0.35	$0.15	$0.87
________________________
(1)Amounts are attributable to common stockholders and OP Unit holders. The OP Units are redeemable for cash, or at our option for shares of our common stock on a one-for-one basis.

(2)The diluted weighted average shares outstanding are adjusted to exclude the potential shares issuable upon conversion and settlement of our 7.50% convertible senior notes principal balance, which were fully settled in the third quarter of 2025. No adjustment was necessary for the three and nine months ended September 30, 2025, as their effect was anti-dilutive and not reflected in the diluted weighted average shares outstanding.
(3)For purposes of calculating diluted distributable earnings per share, diluted weighted average shares outstanding include the effect of potentially dilutive securities to the extent such securities are dilutive to distributable earnings, notwithstanding that such securities are excluded from diluted GAAP earnings per common share for the three and nine months ended September 30, 2026 because their effect would be anti-dilutive due to the GAAP net loss incurred during those periods.
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
The following table projects the potential impact on interest for a 12-month period, assuming a hypothetical instantaneous increase or decrease of both 50 and 100 basis points in corresponding interest rates ($ in thousands).

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	50 Basis Point Increase	100 Basis Point Increase	50 Basis Point Decrease	100 Basis Point Decrease

Interest income from loans and investments	$11,999,718	$49,168	$100,435	$(42,528)	$(72,535)
Interest expense from debt obligations	(11,008,525)	45,291	90,773	(44,779)	(88,485)
Impact to net interest income from loans and investments		3,877	9,662	2,251	15,950
Interest income from cash, restricted cash and escrow balances (2)	1,979,701	9,899	19,797	(9,899)	(19,797)
Total impact from hypothetical changes in interest rates		$13,776	$29,459	$(7,648)	$(3,847)
________________________
(1)Represents the UPB of our structured loan portfolio, the principal balance of our debt and the account balances of our cash, restricted cash and escrows at September 30, 2026.
(2)Our cash, restricted cash and escrows are currently earning interest at a weighted average blended rate of approximately 3.5%, or approximately $69 million annually. Interest income earned on our cash and restricted cash is included as a component of interest income and interest income earned on escrows is included as a component of servicing revenue, net in the consolidated statements of operations. The interest earned on our cash, restricted cash and escrows is based on an average daily balance and may be different from the end of period balance.
We entered into treasury futures to hedge our exposure to changes in interest rates inherent in (1) our held-for-sale Agency Business Private Label loans from the time the loans are rate locked until sale and securitization, and (2) our Agency Business SFR – fixed rate loans from the time the loans are originated until the time they can be financed with match term fixed rate securitized debt. Our treasury futures are tied to the 5-year and 10-year treasury rates and hedge our exposure to Private Label loans, until the time they are securitized, and changes in the fair value of our held-for-sale Agency Business SFR – fixed rate loans. A 50 basis point and a 100 basis point increase to the 5-year and 10-year treasury rates on our treasury futures held at September 30, 2026 would have resulted in a gain of $3.0 million and $4.2 million, respectively, in the nine months ended September 30, 2026, while a 50 basis point and a 100 basis point decrease in the rates would have resulted in a gain of $0.5 million and a loss of $0.8 million, respectively.
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
In addition, the fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets is the discount rates. A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $11.9 million at September 30, 2026, while a 100 basis point decrease would increase the fair value by $12.4 million.
Item 4.    Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2026.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 14 and is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases. We have a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock. The repurchase of our common stock may be made from time to time in the open market, through privately negotiated transactions, or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act, based on our stock price, general market conditions, applicable legal requirements and other factors. At September 30, 2026, there was $84.3 million available for repurchase under this program. The program may be discontinued or modified at any time.

In July 2026, we used $114.3 million of the net proceeds from the 6.25% Convertible Notes offering to repurchase an aggregate of 21,081,500 shares of our common stock at a price of $5.42 per share. We repurchased 2,140,300 shares of common stock at the closing of the offering and 18,941,200 shares of common stock through a prepaid forward stock repurchase agreement. During July 2026, we received and retired 249,700 shares of common stock from the counterparties of the prepaid forward agreement.
The following table sets forth all common stock purchases made by or on behalf of us and any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each of the indicated periods ($ in thousands, except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2026	2,498,714	$5.39	108,714	$84,664
August 1 - 31, 2026	460,000	5.09	85,000	$84,261
September 1 - 30, 2026	—	—	—	$84,261
	2,958,714	$5.35	193,714
________________________
(1)Excludes broker commission fees.

Item 3.    Defaults Upon Senior Securities
None.
Item 5.    Other Information
Rule 10b5-1 Plan Elections. During the period covered by this report, no Arbor director or officer adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Supplement to U.S. Federal Income Tax Considerations. The following summary of certain U.S. federal income tax considerations supplements the discussion set forth under the heading “U.S. Federal Income Tax Considerations” in the shelf registration statement on Form S-3ASR filed with the SEC on May 3, 2024, including the base prospectus dated as of May 3, 2024 (the “Prospectus”), as amended under the heading “Risk Factors” in our Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2025, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in the Prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to our stockholders in light of their personal investment or tax circumstances.
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

Item 6.    Exhibits

		Incorporated by Reference
Exhibit #	Description	Form	Exhibit #	Filing Date
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.	S-11	3.1	11/13/03

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.	10-Q	3.2	08/07/07

3.3	Amended and Restated Bylaws of Arbor Realty Trust, Inc.	8-K	3.1	12/01/20

4.1	Indenture, dated as of July 6, 2026, between Arbor Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	07/06/26

4.2	Form of 6.25% Convertible Senior Notes due 2029	8-K	4.2	07/06/26

10.1	Employment Agreement by and between Arbor Realty Trust, Inc. and Yoni Goodman	8-K	10.1	02/17/26

10.2	Amendment to Employment Agreement by and between Arbor Realty Trust, Inc. and Yoni Goodman	8-K	10.2	02/17/26

10.3	Form of Confirmation for Prepaid Forward Transaction	8-K	10.1	07/06/26

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2026, filed on October 30, 2026, formatted in Inline Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Changes in Equity, (4) the Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC.

Date: October 30, 2026	By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

Date: October 30, 2026	By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer